Form 10-Q
period 1996-03-31
NORWOOD FINANCIAL CORP
filed 1996-08-09
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from  ___________________  to ___________________

                    Commission file number     0-28366

                            NORWOOD FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


           Pennsylvania                                23-2828306
(State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)                  identification no.)

717 Main Street, Honesdale, Pennsylvania                           18431
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (717) 253-1455

                                       N/A
              Former name, former address and former fiscal year,
                         if changed since last report.

      Indicate by check x/ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding as of
                Class                                        July 25, 1996
common stock, par value $0.10 per share                     871,540 shares

                            NORWOOD FINANCIAL CORP.
                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1996

                                     INDEX

                                                                         Page
                                                                        Number

PART I - CONSOLIDATED FINANCIAL INFORMATION OF
          NORWOOD FINANCIAL CORP.

Item 1. Financial Statements                                                1
Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   19
Item 2Changes in Securities                                                 19
Item 3. Defaults upon Senior Securities                                     19
Item 4. Submission of Matters to a Vote of Security Holders                 19
Item 5. Other Materially Important Events                                   20
Item 6. Exhibits and Reports on Form 8-K                                    20

SIGNATURES



                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)*
(dollars in thousands)
                                                                   At
                                             ---------------------------------------------
                                                March 31       December 31       March 31
                                                  1996            1995             1995
                                             --------------  ---------------    ----------
ASSETS
  Cash and due from banks..................     $   5,956        $   5,343       $   5,772
  Interest bearing deposits with banks.....           983              255              25
  Federal funds sold.......................        12,050              850               0
  Investment securities available for sale.        43,323           36,671          18,187
  Investment securities....................        11,752           12,211          18,847
  Loans (net of unearned income)...........       151,440          152,095         142,224
  Less:  Allowance for loan losses                  2,096            2,125           1,951
                                                  -------          -------         -------
    Net loans..............................       149,344          149,970         140,273
  Bank premises and equipment, net.........         7,588            7,017           7,167
  Other real estate owned..................         2,679            1,944           2,082
  Accrued interest receivable..............         1,749            1,504           1,709
  Other assets.............................         6,548            1,497           1,353
                                                  -------          -------         -------
     TOTAL ASSETS..........................      $241,972         $217,262        $195,415
                                                  =======          =======         =======
LIABILITIES
  Deposits:
    Noninterest-bearing demand.............      $ 20,085         $ 19,656        $ 17,266
    Interest-bearing deposits..............       185,518          167,643         143,874
                                                  -------          -------         -------
      Total deposits.......................       205,603          187,299         161,140
  Federal funds purchased and securities
    sold under agreements to repurchase....         7,039            1,727           7,791
  Other borrowed funds.....................           856              304             174
  Long-term debt...........................         2,582            2,582           2,712
  Accrued interest payable.................         1,946            1,831           1,302
  Accrued expenses and other liabilities...         1,222              737             450
                                                  -------          -------         -------
     TOTAL LIABILITIES.....................       219,248          194,480         173,569
STOCKHOLDERS' EQUITY
  Common Stock, $0.10 par value, authorized
    10,000,000 shares, issued 871,906, 880,542
    and 891,646............................            90               90              90
  Surplus..................................         4,379            4,379           4,379
  Retained earnings........................        18,242           17,704          16,784
  Treasury stock, at cost (28,390, 19,754
    and 8,650 shares)......................         (847)            (562)           (218)
  Net unrealized gain on securities........           860            1,171             811
                                                 --------          -------         -------
     TOTAL STOCKHOLDERS' EQUITY............        22,724           22,782          21,846
                                                 --------          -------         -------
   TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY.............................      $241,972         $217,262        $195,415
                                                  =======          =======         =======

- -------------
* The consolidated balance sheet for December 31, 1995 has been taken from the audited financial statements for the fiscal year ended December 31, 1995.

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statement of Income (unaudited)
(dollars in thousands, except per share data)


                                                          For the
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1996            1995
                                                 -------------   ------------
INTEREST INCOME
  Interest and fees on loans...............      $  3,482        $  3,093
  Interest on investment securities........           806             490
  Interest on federal funds sold and deposits
    with banks.............................            24               6
                                                  -------          ------
      Total interest income................         4,312           3,589

INTEREST EXPENSE
  Interest on deposits.....................         1,795           1,398
  Interest on federal funds purchased and
    repurchase agreements..................           111              60
  Interest on other borrowed funds.........             5               7
  Interest on long-term debt...............            54              53
                                                  -------         -------
      Total interest expense...............         1,965           1,518
                                                  -------         -------
NET INTEREST INCOME........................         2,347           2,071
PROVISION FOR LOAN LOSSES..................           150             149
                                                 --------        --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES..........................         2,197           1,922

OTHER INCOME
  Service charges on deposits..............           100              93
  Trust department income..................            51              36
  Investment securities gains/(losses).....             0              44
  Other operating income...................            97              72
                                                 --------        --------
    Total other income                                248             245

OTHER EXPENSES
  Salaries and employee benefits                      899             835
  Occupancy, furniture, and equipment                 265             224
  Federal deposit insurance premiums                    8              95
  Other real estate owned operations                   27              53
  Other operating expenses                            537             469
                                                 --------        --------
    Total other expenses...................         1,736           1,676
INCOME BEFORE TAX..........................           709             491
INCOME TAXES...............................           171             129
                                                 --------        --------
NET INCOME.................................     $     538       $     362
                                                 ========        ========
EARNINGS PER SHARE.........................     $    0.62       $    0.40
                                                 ========        ========
Average shares outstanding.................       874,514         898,715


See accompanying notes to the unaudited consolidated financial statements




NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)


                                                                                 Net
                                                                             Unrealized
                                Common                Retained    Treasury     Gain on
                                 Stock     Surplus    Earnings      Stock     Securities    Total

Balance, December 31, 1994..  $    90      $  4,379    $16,594         0     $  579      $21,642

Net income..................                               362                               362

Cash dividend declared
  ($0.19 per Share).........                              (172)                             (172)

Net unrealized gain/(loss) on
  securities................                                                    232          232

Acquisition of treasury stock                                       (218)                   (218)
                               ------        -----      ------      ----      -----       ------

Balance, March 31, 1995.....  $    90     $  4,379     $16,784     $(218)    $  811      $21,846
                               ======        =====      ======      ====      =====       ======



Balance, December 31, 1995..  $    90     $  4,379     $17,704     $(562)    $1,171      $22,782



Net income..................                               538                               538

Net unrealized gain/(loss) on                                                  (311)        (311)
  securities................

Acquisition of treasury stock                                       (285)                   (286)
                               ------        -----      ------      ----      -----       ------

Balance, March 31, 1996.....  $    90     $  4,379     $18,242     $(847)    $  860      $22,724
                               ======        =====      ======      ====      =====       ======



See accompanying notes to the unaudited consolidated financial statements



NORWOOD FINANCIAL CORP.
Consolidated Statement of Cash Flow (unaudited)
(dollars in thousands)
                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 1996             1995
                                                              ------------    ------------
OPERATING ACTIVITIES
Net income...............................................     $     538        $     362
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses..............................           150              149
  Depreciation and amortization..........................           142              131
  Net amortization of investment securities..............            10               81
  Investment security gains, net.........................             0             (44)
  Loss on sale of other real estate, net.................            17               26
  Increase in core deposit intangible, net...............        (1,791)               0
  Decrease (increase) in accrued interest receivable.....          (245)              32
  Increase (decrease) in accrued interest payable........            51              (11)
  Other, net.............................................          (311)             254
                                                               --------         --------
    Net cash provided by (used for) operating activities.        (1,438)             980
                                                               --------         --------
INVESTING ACTIVITIES
  Investment securities available for sale:
    Proceeds from sales of investment securities.........           502               49
    Proceeds from maturities of investment securities....         5,378                0
    Purchases of investment securities...................       (15,078)               0
  Investment securities:
    Proceeds from maturities of investment securities....           460            1,895
    Purchases of investment securities...................             0               (7)
  Net increase in loans..................................          (761)          (2,487)
  Purchase of premises and equipment, net................          (712)            (368)
  Proceeds from sales of other real estate...............           183              175
  Proceeds from sales of loans...........................           125                0
                                                               --------         --------
    Net cash (used for) investing activities.............        (9,903)            (742)
                                                               --------         --------
FINANCING ACTIVITIES
  Increase (decrease) in deposits, net...................        18,303           (7,345)
  Net increase in short-term borrowings..................         5,864            6,376
  Purchase of treasury stock.............................          (285)            (218)
  Cash dividends paid....................................             0             (172)
                                                               --------         --------
    Net cash provided by (used for) financing activities.        23,882           (1,360)
                                                               --------         --------
    Increase (decrease) in cash and cash equivalents.....        12,541           (1,123)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........         6,448            6,919
                                                               --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................     $  18,989        $   5,797
                                                               ========         ========
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
 Cash paid during the period for:
    Interest on deposits and borrowings..................       $ 1,914          $ 1,529
    Income taxes.........................................            41               70
  Non-cash investing activity of foreclosed mortgage loans
    transferred to real estate owned.....................       $   944          $   905



See accompanying notes to the unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

      The consolidated financial statements have been prepared on an accrual basis. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's 1995 Annual Report included in the Company's initial registration statement on Form 10 filed with the Securities and Exchange Commission on April 29, 1996 (File No. 0-28366).

      The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Norwood Financial Corp. and the results of operations and changes in cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. The operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other period. All significant intercompany accounts and transactions have been eliminated.

Note 2 - Loans

      Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under this Standard, the Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Prior to 1995, the credit losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral. Statement 118 amends Statement 114 to permit the creditor to use existing methods for recognizing interest income on impaired loans eliminating the income recognition provisions of Statement 114.

      The allowance method is used in providing for loan losses. Accordingly all loan losses are charged to the allowance, and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The allowance is maintained at a level believed by management to be sufficient to absorb estimated potential credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the credit portfolio, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of expected future cash flows on impaired loans, which may be susceptible to significant change. The allowance for loan losses on impaired loans pursuant to Statement 114 is one component of the methodology for determining the allowance for loan losses on commercial loans, commercial real estate loans, consumer loans and residential real estate mortgages, and general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

Note 3 - Cash Flow Information

      For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

     Cash payments for interest 1996 and 1995 were $1,914,029 and $1,528,833, respectively. Cash payments for income taxes for 1996 and 1995 were $41,214 and $70,047, respectively. Non-cash investing activity for 1996 and 1995 include foreclosed mortgage loans transferred to real estate owned of $943,810 and $904,954, respectively.

Note 4 - Earnings Per Share

      Earnings per share for the three month periods ended March 31, 1996 and March 31, 1995 are calculated by dividing the net earnings for the periods by the average shares outstanding of 874,514 shares for the three months ended March 31, 1996 and 898,715 shares for the three months ended March 31, 1995.

Note 5 - Recent Accounting Pronouncements

      FASB Statement on Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed of. In March 1995, FASB issued SFAS No. 121, which will become effective for fiscal years beginning after December 15, 1995. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is evaluated based upon the estimated future cash flows expected to result from the use of the asset and its eventual disposition. If expected cash flows are less than the carrying amount of the asset, an impairment loss is recognized. Additionally, this Statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. However, based on existing conditions, and a preliminary review, management believes that the impact of adopting this Statement will not be material to the Bank's financial statements.

      FASB Statement on Accounting for Mortgage Servicing Rights. In May 1995, FASB issued SFAS No. 122, which will become effective, on a prospective basis, for fiscal years beginning after December 31, 1995. This Statement requires mortgage banking enterprises to recognize as separate assets rights to service mortgage loans, however those servicing rights are acquired. When mortgage loans, acquired either through a purchase transaction or by origination, are sold or securitized with servicing rights retained, an allocation of the total cost of the mortgage loans should be made between the mortgage servicing rights and the loans based on their relative fair values. In subsequent periods, all mortgage servicing rights capitalized must be periodically evaluated for impairment based on the fair value of those rights, and any impairments recognized through a valuation allowance. However, based on existing conditions, and a preliminary review, management believes that the impact of adopting this Statement will not be material to the Bank's financial statements.

      FASB Statement on Accounting for Stock-Based Compensation. In October 1995, the FASB issued SFAS No. 123. SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. FASB encouraged all entities to adopt the fair value based method, however, it will allow entities to continue the use of the "intrinsic value based method" prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years beginning after December 15, 1995. Pro forma disclosures must include the effects of all awards granted in fiscal years beginnings after December 15, 1994. The Bank expects to continue to use the "intrinsic value based method" as prescribed by APB Opinion No. 25. Accordingly, the impact of adopting this Statement will not be material to the Bank's financial statements.

      Risks and Uncertainties. In December 1994, the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA") approved SOP 94-6, "Disclosure of Certain Significant Risks and Uncertainties." SOP 94-6 requires additional disclosure in financial statements about the risk and uncertainties existing as of the date of those financial statements in the following areas: nature of operations, use of estimates in the preparation of financial statements, certain significant estimates, current vulnerability due to certain concentrations. The standard is effective for financial statements issued for fiscal years ending after December 15, 1995. Management does not believe that the adoption of SOP 94-6 will have a material impact on the financial position of the Bank.

Note 6 - Branch Acquisition

      On March 23, 1996, the Bank completed an assumption of liabilities and purchase of selected assets of three branches of Meridian Bank, Reading Berks Counties, Pennsylvania. The branches are located in; Lakewood, Wayne County; Shohola, Pike County; and Thompson, Susquehanna County. Pursuant to the transaction, the Bank assumed $20,014,000 of deposits, acquired real estate and equipment of $646,000 and loans of $30,000 which consisted only of overdraft lines of credit and those secured by deposits. Management initially reinvested a substantial portion of the $17.3 million of cash received as a result of the branch purchases in investment and mortgage-backed securities with short to medium terms. The Bank assumed deposits with an average cost of 3.68%.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results

BUSINESS

      General. Norwood Financial Corp. (the "Company") is a Pennsylvania corporation organized in November 1995 at the direction of Wayne Bank ("Wayne" or the "Bank") to facilitate the reorganization of the Bank into the holding company form of organization ("Reorganization"). On March 29, 1996, the Bank completed the Reorganization and became a wholly owned subsidiary of the Company. Because the Company has only recently been formed, the operations of the Company are essentially those of the Bank on a consolidated basis.

      Wayne Bank is a Pennsylvania chartered commercial bank located in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank. Wayne County Savings Bank changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank's deposits are currently insured by the Bank Insurance Fund ("BIF") as administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Pennsylvania Department of Banking ("PDB") and the FDIC.

      The Bank is an independent community-oriented bank with six offices in Wayne County and two offices in Pike County and one office in Susquehanna County. The Bank primarily services the Pennsylvania counties of Wayne and Pike and to a much lesser extent, the counties of Lackawanna, Monroe and Susquehanna. These offices included three offices acquired from Meridian Bank as of March 23, 1996, one each in the counties of Wayne, Pike and Susquehanna. In addition, the Bank operates three automated teller machine only remote service facilities with one in Wayne County and two in Pike County.

      The Bank offers a wide variety of personal, business credit services, and trust and investment products to consumers, businesses, nonprofit organizations and municipalities in each of the communities that the Bank serves.

      Lending Activities. The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residence as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, longer term fixed rate mortgage product is sold, servicing retained, in the secondary market through the Federal National Mortgage Corporation (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac). Fixed rate home equity loans are made on terms up to 180 months, as well as offering a home equity line of credit. The Bank does a significant level of indirect dealer financing of automobiles, boats, and recreational vehicles through a network of over 30 dealers in Northeast Pennsylvania. In addition to automobile lending, the Bank recently began an auto leasing program through its dealer network.

      Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structure. The Bank also provides accounts receivable financing.

      Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic interest rate adjustment permitted by the adjustable-rate mortgage loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. These risks have not had an adverse effect on the Bank.

      While commercial real estate and consumer or other loans provide benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and producing higher yields, such loans may entail significant additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

      Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate.

      In addition, due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk when compared with one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower and is usually turned over to a collection agency.

      Investment Activities. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The company considers its investment portfolio a source of earnings and liquidity.

      Deposit Activities. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail and IRA instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit, ACH activity and payroll processing. The Bank operates eleven automated teller machines and is affiliated with MAC, PLUS and CIRRUS networks.

      Trust Activities. The Bank operates a Trust and Investment Center which provides estate planning, investment management and financial planning to Bank customers. At March 31, 1996, the Bank acted as trustee for $32 million of
assets.   In  addition,   Trust  and  Investment  Center  offers  a  variety  of
non-proprietary mutual funds to the Bank's customers. Currently the Bank is exploring the feasibility of offering fixed and variable rate annuity products.

      Strategic Planning. The Company's strategic plan calls for a review of growth opportunities through additional de novo branches in selected markets and through selective acquisitions within its current trade areas, contiguous markets or markets with strategic opportunities. The Company believes that the financial services industry will continue to undergo many changes in products, technology, delivery systems and consolidation within the coming years. The Company will evaluate these developments for their applicability on an on-going basis.

      Competition. The Company's primary market area of Wayne and Pike Counties, Pennsylvania, is rural and derives a significant portion of its economic base from businesses which serve the leisure time and youth camp markets. The market place has a large amount of seasonal dwellings, marina and lake activity, hunting, fishing, skiing and camping - tourism related activity. Wayne County will be more accessible to the western areas of Scranton and Wilkes-Barre with the completion prior to 1999 of the Lackawanna Industrial Highway. Pike County continues to experience growth above the state average through in-migration with the retail and services industries growing accordingly. Pike County is within daily commuting distance of the New York/Northern New Jersey metropolitan area.

      The Bank is one of 17 financial institutions serving its immediate market area. The competition for deposit products comes from 11 commercial banks in the market area, one savings association and five credit unions. Deposit competition also includes a variety of insurance products sold by local agents and investment products such as mutual funds, annuity products and other securities sold by local and regional brokers. The Bank prices its deposit products, both rates paid and service charges to be competitive in its market area.

      The Bank is in a competitive environment for loan products. The Bank prices its loans to be competitive with local and regional competition, while remaining aware of risk elements.

FINANCIAL CONDITION

      General. Total assets at March 31, 1996 were $241.9 million, an increase of $24.7 million or 11.4% from year-end 1995. This increase was primarily a result of the acquisition of three branches.
See note 6 to the notes to the consolidated financial statements.

      Investment Portfolio. Effective January 1, 1994 the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In adopting statement No. 115, the Bank has classified investment securities in two categories: held to maturity (HTM) and available for sale (AFS). During 1995, in accordance with the Financial Accounting Standards Board special report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," the Bank was permitted an additional one time reclassification of investment securities. Accordingly, the Bank transferred from the held to maturity classification to available for sale classification securities with an amortized cost of $23.8 million and an estimated market value of $24.3 million. The transfer was done to enhance flexibility in various interest rate environments, and to act as a source of liquidity for the Bank.

      As of March 31, 1996, the fair value of investment securities available for sale totaled $43.3 million compared to $36.7 million as of December 31, 1995. The increase from year-end 1995 is principally in U.S. Government sponsored callable agency issues ($4.9 million) and longer term tax-exempt obligations of state and political subdivisions ($9.7 million). At March 31, 1996, the portfolio contained $9.9 million of government agency pass-through mortgage backed securities.

      Investment securities held to maturity totaled $11.7 million at March 31, 1996 and consisted entirely of tax-exempt municipal offerings.

      The sum of available for sale ("AFS") and held to maturity ("HTM") securities increased $18 million from March 31, 1995 and totaled $55.1 million at quarter-end. This growth, in part represents the investment of the deposit proceeds of three offices acquired from Meridian Bank on March 23, 1996. In addition, at March 31, 1996, the Bank had Federal Funds sold of $12.1 million compared to $850,000 at year-end.

      Loans. Total loans at March 31, 1996 were $151.4 million compared to $152.1 million at December 31, 1995. The decrease from year-end is principally due to lower residential real estate related loans of $1.6 million and lower automobile floor plan of $940,000. At March 31, 1996 the indirect portfolio totaled $15.6 million and $10.9 million at year-end. Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

                                    March 31, 1996            December 31, 1995
                               ----------------------     ----------------------
                                   $             %              $             %
                               ----------    -------      -----------      -----
                                            (dollars in thousands)
Type of Loans:
Commercial, Fin., Agrl.....    $  33,191       21.5        $  33,948        22.1
Real Estate Related........       93,854       60.7           91,522        59.5
Installment................       22,521       17.8           28,422        18.4
                                --------                    --------
  Total Loans..............      154,566                     153,892
Less: Unearned Income......        3,126                       1,798
                                --------                    --------
Total Loans, net...........    $ 151,440                   $ 152,094
                                 =======                     =======




      Non-performing Assets and Allowance for Loan Losses. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under this standard, the Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Total impaired loans at March 31, 1996 were $2,968,000, comprised of $142,000 with related allowance of $7,000 and loans of $2,826,000, without related allowance for loan losses.

      The Bank's loan review function assess the adequacy of the allowance for loan losses. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Management considers the allowance at March 31, 1996 adequate for the loan mix and classifications based on its internal analysis. See "Results of Operation -- Comparison of Operating Results for the Three Months Ended March 31, 1996 and 1995 -- Provision for Loan Losses."

      The allowance for loan losses at March 31, 1996 was $2,096,000 or 1.38% of total loans, compared to $2,125,000 or 1.40% of total loans at December 31, 1995 and $1,951,000 or 1.37% of total loans at March 31, 1995. The allowance for loan losses provides coverage for 59.9% of non-performing loans at March 31, 1996, increased from 54.8% at year-end and 30.5% at March 31, 1995. Following is a summary of changes in the allowance for loan losses:


                                   Quarter Ended
                                     March 31,
                            --------------------------
                               1996            1995
                            -----------    -----------

                              (dollars in thousands)



Beginning Balance.......      $2,125           $1,893

Provisions..............         150              149

Charge-offs.............        (120)            (122)

Recoveries..............          31               31
                               -----            -----

Net Charge-offs.........        (179)             (91)

Ending Balance..........      $2,096           $1,951
                               =====            =====

Net charge-offs to Ave.
  Loans.................        0.12%            0.06%
                               =====            =====



      Non-performing loans at March 31, 1996 were $3,501,000, or 2.31% of total loans compared to $3,880,000 or 2.55% of total loans at December 31, 1995 and $6,390,000 or 4.49% of total loans at March 31, 1995. Non-performing loans have decreased $379,000 from the year ended December 31, 1995 and $2,889,000 from the year ended December 31, 1994. This marks the ninth consecutive quarter of declining non-performing loans. The decline from the prior year is due to loans foreclosed upon and carried as Other Real Estate Owned, charge-offs and improvements and movement back to accrual status of some loans.

      The following table sets forth information regarding non-performing loans and other real estate owned. During the periods indicated, the Bank had no troubled debt restructuring.


                                 At                At                At
                           March 31, 1996  December 31, 1995   March 31, 1995
                           --------------  ------------------  --------------

                                         (dollars in thousands)

Non-performing Loans:

  Commercial & Other.....       $ 1,605             $ 1,627          $ 2,801

  Real Estate Related....         1,854               2,205            3,579

  Consumer...............            44                  48               10
                                 ------              ------           ------

    Total................         3,501               3,880            6,390

  Other Real Estate Owned         2,679               1,944            1,951
                                 ------              ------           ------

  Total Non-performing Assets   $ 6,180             $ 5,824          $ 8,341
                                 ======              ======           ======

  Total Non-performing loans
    to total loans.......          2.31%               2.55%            4.49%

  Total Non-performing assets
    to total assets......          2.55%               2.68%            4.27%


      Deposits. Total deposits at March 31, 1996 were $205.6 million an increase of $18.3 million or 9.8% over year-end. Quarter-end deposits increased by approximately $21 million as a result of the acquisition of three offices from Meridian Bank effective March 25, 1996. Excluding these deposits, there was a decrease of $2.7 million from year end. This decrease was principally due to seasonability of the transaction accounts.

      Noninterest bearing demand deposits, at $20.1 million, represented 9.77% of total deposits at March 31, 1996 compared to 10.49% at year-end. At March 31, 1996, commercial CD's over $100,000 totaled $17.9 million compared to $18.3 million at year-end. Commercial CDs consist principally of municipality and school district funds all with maturities of less than 1 year.

      Stockholders' Equity. Total stockholders' equity was $22,724,000 at March 31, 1996. Capital was down slightly, $58,000 or 0.25%, from December 31, 1995 due to a $311,000 lower unrealized gain on securities related to SFAS No. 115 and higher level of shares held in treasury at cost of $285,000.
 At March 31, 1996, 28,390 shares were held in treasury at a cost of $847,000. The stock is tentatively held for use in certain employee benefit plans currently being evaluated.

RESULTS OF OPERATION

Comparison  of Operating  Results for the Three Months Ended March 31, 1996
and 1995

      General. For the first quarter of 1996, net income was $538,000, or $0.62 per share compared to $362,000, or $0.40 per share earned during the first quarter of 1995. This represents earnings growth of $176,000, or 48.6%.

     Interest Income. Interest income on a fully taxable equivalent basis was $4,415,000, an increase of $777,000, or 21.3% over the first three months of 1995. The yield on earnings assets was 8.52% compared to 8.09% in 1995. The yield on loans was 9.17% up from 8.69%, reflecting lower level of non-performing loans and an improved loan mix in 1996. Yields on the investment portfolio improved during the year, HTM portfolio at 8.13% and AFS 6.40%, in 1996 compared to 6.78% and 4.68%, respectively during the first three months of 1995. Total earning assets averaged $207.3 million, an increase of $27.3 million or 15.2%. Loans represented 73.3% of earning assets during 1996, down from 79.1% in 1995.

      Interest Expense. Interest expense totaled $1,965,000 for the three months ended March 31, 1996, an increase of $447,000 or 29% over the same period in 1995. The cost of interest bearing liabilities was 4.39% compared to 3.96%. The deposit mix became more expense in 1996 as certificates of deposit represented 52.2% of all interest bearing accounts compared to 47.7% in 1995. Increases in CD's over $100,000, principally school district and municipality deposits contributed to the change in mix, averaging $17.8 in 1996 compared to $6.4 million in 1995. These deposits are invested in securities with comparable maturities.

      Net Interest Income. Net interest income, on a fully taxable equivalent basis increased $330,000, or 15.5%, to $2,450,000 in 1996. Of this increase, $215,000 was related to volume changes and $115,000 to rate. Net interest spread and net interest margin were 4.13% and 4.73% for the quarter. Net interest spread was unchanged from 1995 and margin was up 2 basis points.

      Provision for Loan Losses. The Bank's management continually monitors and adjusts its allowance for loan losses based upon its analysis of the loan portfolio. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. Management believe that the allowance is adequate at this time, however, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. The provision for loan losses for the three months ended March 31, 1996 and 1995 remained relatively stable. For a discussion of the factors considered by the Bank in determining the provision for loan losses, see "Financial Condition -- Non-Performing Assets and Allowance for Loan Losses."

      Average Balances. The following table sets forth certain information relating to the Bank's average balance sheet for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.



                                                            Three Months Ended March 31,
                                           --------------------------------------------------------------
                                                        1996                             1995
                                           -----------------------------     ----------------------------
                                           Average               Average     Average              Average
                                           Balance    Interest     Rate      Balance    Interest    Rate
                                           -------    --------   -------     -------    --------  -------
ASSETS
Interest Earning Assets:
  Federal funds sold................      $  1,564     $    20      5.12%   $    387         6      6.20%
  Interest bearing deposits with banks         250           4      6.40           0         0         0
  Investment securities available for
    sale                                    41,718         668      6.40      17,367       203      4.68
  Investment securities:
    Taxable investments.............           127           2      6.30      11,172       191      6.84
    Tax-exempt securities...........        11,751         239      8.15       8,677       145      6.71
                                           -------      ------      ----     -------     -----      ----
      Total investment securities...        11,878         241      8.13      19,849       336      6.78
    Loans...........................       151,852       3,482      9.17     142,377     3,093      8.69
                                           -------      ------      ----     -------     -----      ----
      Total interest earning assets.       207,262       4,415      8.52     179,980     3,638      8.09
Noninterest earning assets:
  Cash and due from banks...........         5,524                             4,887
  Allowance for loan losses.........        (2,175)                           (1,945)
  Other assets......................        13,725                            10,782
                                           -------                           -------
    Total noninterest earning assets        17,074                            13,724
                                           -------                           -------
TOTAL ASSETS........................      $224,336                          $193,704
                                           =======                           =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand deposits..      $ 40,565         290      2.86    $ 37,908       251      2.65
  Savings deposits..................        39,521         286      2.89      38,438       284      2.96
  Time deposits.....................        87,767       1,219      5.56      69,620       863      4.96
                                           -------      ------      ----     -------     -----      ----
    Total interest bearing deposits.       167,853       1,795      4.28     145,966     1,398      3.83
Other borrowed funds................         8,746         116      5.31       4,753        67      5.64
Long-term debt......................         2,582          54      8.37       2,712        53      7.82
                                           -------      ------      ----     -------     -----      ----
  Total interest bearing liabilities       179,181       1,965      4.39     153,431     1,518      3.96
Noninterest bearing liabilities:
  Demand deposits...................        18,867                            18,338
  Other liabilities.................         3,504                               807
                                           -------                           -------
    Total noninterest bearing
      liabilities                           22,371                            19,145
Shareholders' equity................        22,784                            21,128
                                           -------                           -------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY............................      $224,336                          $193,704
                                           =======                           =======
Net interest income
  (tax-equivalent basis)                                 2,450      4.13%                2,120      4.13%
                                                                    ====                            ====
Tax-equivalent basis adjustment.....                      (103)                            (49)
                                                        ------                           -----
Net interest income.................                     2,347                           2,071
                                                        ======                           =====
Net interest margin (tax-equivalent basis)                          4.73%                           4.71%
                                                                    ====                            ====

- ---------------------------------
(1)   Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)   Average balances have been calculated based on daily balances.
(3)   Loan balances include non-accrual loans are net of unearned income.
(4)   Loan yields include the effect of amortization of deferred fees net of costs.

                                            15



      Rate/Volume  Analysis.   The  following  table  shows  the  fully  taxable
equivalent  effect of  changes  in  volumes  and rates on  interest  income  and interest expense.

                                                       Increase\(Decrease)
                                           -------------------------------------------
                                            Quarter ended March 31, 1996 Compared to
                                                  Quarter ended March 31, 1995
                                           -------------------------------------------
                                                         Variance due to
                                           -------------------------------------------
                                            Volume           Rate               Net
                                           --------        --------           -------
                                                     (Dollars in thousands)

ASSETS
Interest Earning Assets:
  Federal funds sold..................      $    21             $ (7)           $   14
  Interest bearing deposits with banks            2                2                 4
  Investment securities available for sale      368               97               465
  Investment securities:
    Taxable investments...............         (175)             (14)             (189)
    Tax-exempt securities.............           58               36                94
                                              -----             ----              ----
      Total investment securities.....        (117)               22              (95)
  Loans...............................          212              177               389
                                              -----             ----              ----
      Total interest earning assets...          487              290               777

LIABILITIES Interest bearing liabilities:
  Interest bearing demand deposits....           18               21                39
  Savings deposits....................           28             (26)                 2
  Time deposits.......................          243              113               356
                                              -----             ----              ----
     Total interest bearing deposits..          290              107               397
  Other borrowed funds................           75             (26)                49
  Long-term debt......................          (12)              13                 1
                                              -----             ----              ----
     Total interest bearing liabilities         272              175               447

  Net interest income (tax-equivalent basis)  $ 215            $ 115             $ 330
                                               ====             ====              ====



      (1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.



      Noninterest Income. Noninterest income for the first quarter, was $248,000 compared to $201,000 in 1995, excluding gains on the sale of investment securities. Service charges on deposits totaled $100,000 an increase $7,000 principally due to increased volume. Trust Department income increased to $51,000 from $36,000 principally due to higher level of annuities and mutual fund sales. The first quarter of 1996 included no securities transactions compared to $44,000 gains recorded in 1995. Other significant sources of non-interest income include safe deposit box rentals of $11,000 and merchant card services of $13,000.

     Noninterest Expense. Noninterest expenses increased to $1,736,000, up $60,000 or 3.6% over the first quarter of 1995. Staffing costs, at $899,000 are up 7.1%, and represent 51.7% of all operating costs. The increase is principally due to higher staffing levels related to the additional branches and lending staff. FDIC insurance premiums decreased $87,000 or 91.6% due to rate reduction as a result of the capitalization level of the FDIC insurance reserves. Expense related to other real estate owned operation decreased $26,000 from 1995 as a result of lower levels of losses on sales and write down of properties. All other expenses at $537,000 compared to $469,000 increased due to higher marketing costs, $21,000; increased legal fees, $24,000; and higher consulting fees, $23,000. Legal fees at $54,000 are principally related to costs incurred during loan work-out situations and the additional cost of becoming a public company. Consulting costs of $35,000 include services related to technology planning and human resource/benefits administration.

     Income Tax Expense. Income tax expense increased due to an increase in income before income taxes during the periods.

      Capital.  A comparison of capital ratios is as follows:


                  March 31, 1996   December 31, 1995  March 31, 1995
                 ----------------  -----------------  --------------



Leverage Ratio         8.98%             10.05%            10.82%

Tier 1 Capital        12.10%             13.93%            14.48%

Total Capital         13.35%             15.18%            15.78%


      The minimum capital requirements imposed by the FDIC for leverage capital, Tier 1 capital and total capital are 3.0%, 4.0% and 8.0% respectively. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Bank was in compliance in both FDIC and PDB capital requirements at March 31, 1996, December 31, 1995 and March 31, 1995.

      Liquidity and Interest Rate Sensitivity. Maintenance of liquidity for the Bank is coordinated by Asset Liability Committee. Liquidity Policy is set by the Board of Directors with certain key ratios used to measure the Bank's liquidity. Bank liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting the Bank's asset growth. The Bank's primary sources of liquidity include deposit generation, asset maturities and repayments. The Bank also maintains established lines of credit with the Federal Home Loan Bank (FHLB) of Pittsburgh and other correspondent banks which support liquidity needs. At March 31, 1996 the Flex Line Limit with the FHLB was $5,350,000 and maximum borrowing capacity of $54,135,000.

      Total deposits have increased $18.3 million during the first three months, principally as a result of acquiring three offices from Meridian Bank with total deposits of $21.1 million. The Bank had $12.1 million invested in overnight Federal Funds at March 31, 1996 compared to $850,000 at December 31, 1995. Additional sources of liquidity are available in the investment available for sale and the investment portfolio. Scheduled maturities and anticipated repayments of the total investment portfolio, including those available for sale, is approximately $5.1 million for the next twelve months.

      At March 31, 1996, the Bank had a $5 million term repurchase agreement with the FHLB of Pittsburgh which matured and was paid off on April 4, 1996. This instrument was used to fund investment purchases during the first quarter.

      Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Bank's Asset Liability Committee. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is managed by using both traditional static gap analysis and computer simulation modeling to measure the effect of changes in interest rates on net interest income.

      Net interest income, which is the primary source of the Bank's earnings, is affected by interest rate movements. To manage the impact of rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at similar time intervals. ALCO monitors these repricing characteristics and identifies strategies, including management of liability costs and maturities, structure of the investment portfolio and various lending activities to insulate net interest income from the effects of changes in interest rates.

      The table that follows sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding as of March 31, 1996, which are expected to reprice or mature in each of the future time periods shown. It's based on a combination of asset and liability amortization, maturities and repricing opportunities. Non-maturity deposit balances have been allocated to various repricing intervals to more accurately reflect their true behavior and characteristics. An analysis of non-maturity accounts, tracked over a period of time indicates a maturity pattern of over 70% of balances in an interval greater than two years. However for gap purposes the more conservative allocation was done in accordance with Section 305 of the FDIC Improvement Act. This includes 60% of NOWs and savings maturing over a 36 month interval and 50% of money market accounts maturing within 12 months.



                                 Less Than    90 Days     One to        Over
                                  90 Days    to 1 Year   Five Years  Five Years     Total
                                  -------    ---------   ----------  ----------     -----
                                                  (dollars in thousands)
Interest Earning Assets
   Money market instruments...    $12,050    $      0   $      0  $        0   $   12,050
   Loans......................     54,936      36,384     49,218      10,902      151,440
   Investment securities......      3,175       1,500     15,797      34,603       55,075
                                  -------     -------     ------      ------     --------
     Total rate sensitive assets   70,161      37,884     65,015      45,505      218,565

Interest Bearing Liabilities
   Time deposits..............     32,479      42,414     21,631          24       96,548
   Interest-bearing checking..        927       2,779     14,838           0       18,544
   Money market and statement
     savings..................      5,707      18,030     46,308         381       70,426
   Other borrowed funds.......      7,895         140        560       1,882       10,477
                                  -------     -------    -------     -------     --------
     Total rate sensitive
      liabilities.............     47,008      63,363     83,337       2,287      195,995

Incremental Gap...............     23,153     (25,479)   (18,322)     43,218
Cumulative Gap................     23,153      (2,326)   (20,648)     22,570

Rate sensitive assets/rate
  sensitive liabilities on a
  cumulative basis............     149.25%      97.89%     89.34%     111.52%


      At March 31, 1996, the Bank had a positive 90 day gap of $23,153,000 and at one year a negative gap of $2,326,000. A positive gap at 90 days means the Company's interest sensitive assets are higher than our interest-sensitive liabilities. This would indicate that in a declining rate environment, the yield on earnings assets would decrease faster than the cost of interest-bearing liabilities. This risk is managed by ALCO strategies including investment portfolio structure, pricing of deposits, loan pricing and structure of fixed and variable rate products.

      Certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain assets and liabilities may have similar maturities or periods following repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of a change in interest rates, prepayment levels and decay rates on core deposits may deviate significantly from those assumed in calculating the table.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at March 31, 1996 that would have a material adverse effect on the Company's or the Bank's financial condition, liquidity or results of operation. From time to time, the Company is a party to legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of loans, and other issues related to the operations of the Company and the Bank.

Item 2.  Changes in Securities

      Not applicable.

Item 3.  Defaults Upon Senior Securities

      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual meeting of shareholders of the Company was held on April 23, 1996.

Proposal 1 - Election of Directors.

     The following incumbent Class III Directors were nominated for election to the Board of Directors for a three year term: Daniel J. O'Neill, Dr. Kenneth A. Phillips and Gary P. Rickard.

      The results of the voting were as follows:


                            Shares
                    ----------------------
                      For         Against
                    -------      ---------
O'Neil..........    569,661          7,172

Phillips........    570,877          6,172

Rickard.........    569,285          7,764


Item 5.  Other Materially Important Events

      Form 10. On April 29, 1996, the Company filed with the Commission a Registration Statement on Form 10. By operation of law, the registration statement became effective sixty days after its filing date. The Company is now subject to the periodic reporting, proxy solicitation and other requirements of the Securities Exchange Act of 1934.

     New Officer. On July 31, 1996, the Company announced the appointment of William W. Davis, Jr. as the President and Chief Executive Officer of the Company and the Bank. Mr. Davis will replace Acting President Russell L. Ridd effective August 26, 1996. Mr. Davis was the Chairman, President, and Chief Executive Officer of Third National Bank of Scranton, which became a subsidiary of Independence Bancorp. Mr. Davis served as Senior Vice President and Area Executive for CoreStates Bank, N.A. following a merger of Independence Bancorp and CoreStates.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K

            None.

                            NORWOOD FINANCIAL CORP.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORWOOD FINANCIAL CORP.



Date:  August 8, 1996          By:  /s/ Russell L. Ridd
                                    Russell L. Ridd
                                    President
                                    (Principal Executive Officer)



Date:  August 8, 1996         By:   /s/ Lewis J. Critelli
                                    Lewis J. Critelli
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)