Form 10-Q
period 1996-06-30
NORWOOD FINANCIAL CORP
filed 1996-08-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                               ------------    ------------

                         Commission file number 0-28366
                                                -------

                             NORWOOD FINANCIAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23-2828306
       ------------                                   ----------
(State or other jurisdiction             (I.R.S. employer identification no.)
of incorporation or organization)

   717 Main Street, Honesdale, Pennsylvania                          18431
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code    (717) 253-1455
                                                      --------------

                                       N/A
- --------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding as of
               Class                                       August 12, 1996
- ---------------------------------------                   -------------------
common stock, par value $0.10 per share                     871,540 shares

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX

                                                                      Page
                                                                     Number
                                                                     ------

PART I - CONSOLIDATED FINANCIAL INFORMATION OF
            NORWOOD FINANCIAL CORP.

Item 1. Financial Statements                                             1
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                14
Item 2. Changes in Securities                                            14
Item 3. Defaults upon Senior Securities                                  14
Item 4. Submission of Matters to a Vote of Security Holders              14
Item 5. Other Materially Important Events                                14
Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES

                                             (i)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
- -----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)*
(dollars in thousands)

                                                          June 30,     December 31,
                                                            1996           1995
                                                            ----           ----

ASSETS
   Cash and due from banks                               $   7,354    $   5,343
   Interest bearing deposits with banks                        349          255
   Federal funds sold                                        4,650          850
   Investment securities available for sale                 45,220       36,671
   Investment securities                                     9,074       12,211
   Loans (net of unearned Income)                          157,318      152,095
     Less: Allowance for loan losses                         2,133        2,125
                                                         ---------    ---------
       Net loans                                           155,185      149,970
   Bank premises and equipment,net                           7,518        7,017
   Other real estate owned                                   2,632        1,944
   Accrued interest receivable                               1,545        1,504
   Goodwill
   Other assets                                              4,406        1,497
                                                         ---------    ---------
          TOTAL ASSETS                                   $ 237,933    $ 217,262
                                                         =========    =========
LIABILITIES
   Deposits:

     Noninterest-bearing demand                          $  23,666    $  19,656
     Interest-bearing deposits                             182,179      167,643
                                                         ---------    ---------
          Total Deposits                                   205,845      187,299
   Federal funds purchased and securities sold under
     agreements to repurchase                                3,460        1,727
   Other borrowed funds                                      1,000          304
   Long-term debt                                            2,582        2,582
   Accrued interest payable                                  1,713        1,831
   Accrued expenses and other liabilities                      899          737
                                                         ---------    ---------
            TOTAL LIABILITIES                              215,499      194,480
STOCKHOLDERS' EQUITY
   Common Stock, $0.10 par value, authorized
    10,000,000 shares, issued 871,406 and 880,542               90           90
    shares
   Surplus                                                   4,391        4,379
   Retained earnings                                        18,562       17,704
   Treasury stock, at cost (29,390 and 19,754 shares)         (881)        (562)
   Net unrealized gain on securities                           272        1,171
                                                         ---------    ---------
           TOTAL STOCKHOLDERS' EQUITY                       22,434       22,782
                                                         ---------    ---------
          TOTAL LIABILITIES AND

                  STOCKHOLDERS' EQUITY                   $ 237,933    $ 217,262
                                                         =========    =========

- ---------------
* The consolidated balance sheet for December 31, 1995 has been taken from the audited financial statements for the fiscal year ended December 31, 1995.

See accompanying notes to the unaudited consolidated financial statement

NORWOOD FINANCIAL CORP.
Consolidated Statement of Income (unaudited)
(dollars in thousands, except per share data)


                                                     Three Months Ended        Six Months Ended
                                                          June 30                   June 30,
                                              ---------------------------- -----------------------
                                                     1996          1995        1996        1995
                                              --------------- ------------ ------------- ---------
INTEREST INCOME
    Interest and fees on loans                    $   3,526    $   3,282    $   7,008   $   6,375
    Interest on investment securities                   889          446        1,695         936
    Interest on federal funds sold and deposits
      with banks                                         75           86           99          92
                                                  ---------    ---------    ---------   ---------
         Total Interest income                        4,490        3,814        8,802       7,403
INTEREST EXPENSE
    Interest on deposits                              1,889        1,588        3,684       2,986
    Interest on federal funds purchased and
      repurchase agreements                              30           33          141          93
    Interest on other borrowed funds                      5            4           10          11
    Interest on long-term debt                           55           53          109         106
                                                  ---------    ---------    ---------   ---------
        Total Interest expense                        1,979        1,678        3,944       3,196
                                                  ---------    ---------    ---------   ---------
NET INTEREST INCOME                                   2,511        2,136        4,858       4,207
PROVISION FOR LOAN LOSSES                               200          150          350         299
                                                  ---------    ---------    ---------   ---------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                          2,311        1,986        4,508       3,908
OTHER INCOME
    Service charges on deposits                         135          100          235         193
    Trust department income                              59           34          110          70
    Investment securities gains/(losses)                  0          (52)           0          (8)
    Other operating income                              130          107          227         179
                                                  ---------    ---------    ---------   ---------
           Total other income                           324          189          572         434
OTHER EXPENSES
    Salaries and employee benefits                      968          780        1,867       1,615
    Occupancy, furniture and equipment                  274          217          539         441
    Federal deposit insurance premiums                   (7)          95            1         190
    Other real estate owned operations                  136           65          163         118
    Other operating expenses                            631          429        1,168         898
                                                  ---------    ---------    ---------   ---------
             Total other expenses                     2,002        1,586        3,738       3,262
INCOME BEFORE TAX                                       633          589        1,342       1,080
INCOME TAXES                                            130          163          301         292
                                                  ---------    ---------    ---------   ---------
NET INCOME                                        $     503    $     426    $   1,041   $     788
                                                  =========    =========    =========   =========

EARNINGS PER SHARE                                $    0.58    $    0.48    $    1.20   $    0.88
                                                  =========    =========    =========   =========

Dividends per Share                               $    0.21    $    0.19    $    0.42   $    0.38
                                                  =========    =========    =========   =========

Average Shares outstanding                          871,540      891,646      873,027     895,180



See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statement of changes in Stockholders' Equity
(dollars in thousands)

                                                                                      Net
                                                                                   Unrealized
                                            Common              Retained  Treasury   Gain on
                                            Stock     Surplus   Earnings   Stock   Securities   Total
                                            -----     -------   --------   -----   ----------   -----

Balance, December 31, 1994                 $    90    $ 4,379    $16,594   $          $   579  $21,642

Net Income                                                           788                           788
Cash Dividend Declared ($0.19 per Share)                            (170)                         (170)
Net Unrealized gain/(loss) on Securities                                                  335      335
Acquisition of Treasury Stock                                                 (218)               (218)
                                            ------     ------     ------    ------     ------    ------
Balance, June 30, 1995                     $    90    $ 4,379    $17,212   $  (218)   $   914   $22,377
                                            ======     ======     ======    ======     ======   =======


Balance, December 31, 1995                 $    90    $ 4,379    $17,704   $  (561)   $ 1,170   $22,782

Net Income                                                         1,041                          1,041
Common stock issued upon exercise of                       12                                        12
options
Cash Dividend Declared                                              (183)                          (183)
Net Unrealized gain/(loss) on Securities                                                 (898)     (898)
Acquisition of Treasury Stock                                                 (320)                (320)
                                            ------     ------     ------    ------     ------    ------
Balance, June 30, 1996                     $    90    $ 4,391    $18,562   $  (881)   $   272   $22,434
                                            ======     ======     ======    ======     ======   =======



See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statement of Cash Flow (unaudited)
(dollars in thousands)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                                1996         1995
                                                            -----------  ------------

OPERATING ACTIVITIES
Net income                                                   $  1,041    $    788
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                     350         299
    Depreciation and amortization                                 296         263
    Net amortization of investment securities                       3         128
    Investment security (gains) losses, net                         0           8
    Loss on sale of other real estate, net                         64          46
    Increase in core deposit intangible, net                   (1,744)          0
    Decrease (increase) in accrued interest receivable            (41)        310
    Increase (decrease) in accrued interest payable              (119)        162
    Other, net                                                   (360)        285
                                                             --------    --------
      Net cash provided by (used for) operating activities       (510)      2,289
                                                             --------    --------

INVESTING ACTIVITIES
    Investment securities available for sale:
        Proceeds from sales of investment securities              502          49
        Proceeds from maturities of investment securities      11,234       2,500
        Purchases of investment securities                    (21,623)          0
    Investment securities:
        Proceeds from maturities of investment securities       3,140      10,965
        Purchases of investment securities                          0          (7)
    Net increase in loans                                      (6,918)     (6,669)
    Purchase of premises and equipment, net                      (882)       (443)
    Proceeds from sales of other real estate                      395         432
    Proceeds from sales of loans                                   85         132
                                                             --------    --------
    Net cash provided by (used for) investing activities      (14,067)      6,959
                                                             --------    --------

FINANCING ACTIVITIES
    Net increase in deposits                                   18,545       7,501
    Net increase in short - term borrowings                     2,429         761
    Repayments of other borrowings                                  0           0
    Acquisition of treasury stock                                (320)       (218)
    Proceeds from issuance of common stock                         12           0
    Cash dividends paid                                          (183)       (169)
                                                             --------    --------
    Net cash provided by (used for) financing activities       20,483       7,875
                                                             --------    --------
    Increase (decrease) in cash and cash equivalents            5,906      17,123
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                       6,447       6,919
                                                             --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 12,353    $ 24,042
                                                             ========    ========



See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
         ---------------------

        The consolidated financial statements have been prepared on an accrual basis. For additional information and disclosures required under generally accepted accounting principles, reference is made to the Company's 1995 audited financial statements included in the Company's initial registration statement on Form 10 filed with the Securities and Exchange Commission on April 29, 1996 (File No. 0-28366).

        The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Norwood Financial Corp. and the results of operations and changes in cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. The operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other period. All significant intercompany accounts and transactions have been eliminated.

Note 2 - Loans
         -----

        Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Under this Standard, the Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Prior to 1995, the credit losses related to these loans were estimated based on undiscounted cash flows or the fair value of the underlying collateral. Statement 118 amends Statement 114 to permit the creditor to use existing methods for recognizing interest income on impaired loans eliminating the income recognition provision of Statement 114.

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

Note 3 - Cash Flow Information
         ---------------------

        For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

        Cash payments for interest through June, 28, 1996 were $4,063,481 and for income taxes, $569,544. Noncash investing activity through June 28, 1996 includes foreclosed mortgage loans transferred to real estate owned of $1,146,810.

Note 4 - Earnings Per Share
         ------------------

        Earnings per share for the three month and six month periods ended June 30, 1996 and June 30, 1995 are calculated by dividing the net earnings for the periods by the average shares outstanding. The average shares outstanding for the three months ended June 30, 1996 and 1995 were 871,540 and 891,646, respectively. For the six months ended June 30, 1996 and 1995 average shares outstanding were 873,027 and 895,180 respectively.

Note 5 - Branch Acquisition
         ------------------

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------

FINANCIAL CONDITION

General. Total assets at June 30, 1996 were $237.9 million compared to $217.3 at December 31, 1995, an increase of $20.6 million, or 9.5%.

        On March 23, 1996 the Bank completed an assumption of liabilities and purchase of selected assets of three branches of Meridian Bank, Reading, Berks County, Pennsylvania. The branches are located in: Lakewood, Wayne County; Shohola, Pike County; and Thompson, Susquehanna County. Total deposits associated with the transaction were $20,014,000, real estate and equipment of $646,000 and loans of $30,000 consisted only of overdraft lines and those loans secured by deposits.

Investment Portfolio. Effective January 1, 1994, the Bank adopted statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In adopting Statement No. 115 the Bank has classified investment securities in two categories: held to maturity ("HTM") and available for sale ("AFS").

        At June 30, 1996 the fair value of the AFS portfolio was $45.2 million compared to $36.7 million at December 31, 1995. The increase was due to purchases of obligations of U.S. Government agencies and obligations of state and political subdivisions. This represents, in part, the investment of proceeds of deposits acquired from Meridian Bank. HTM Securities totaled $9.1 million at June 30, 1996 down from $12.2 million at December 31, 1995. The HTM portfolio consists principally of longer term obligations of state and political subdivisions.

Loans. Total loans and leases at June 30, 1996 were $157.3 compared to $152.1 million at December 31, 1995, an increase of $5.2 million or 3.4%. The increase from year-end is principally due to higher levels of indirect automobile financing of $7.8 million, home equity loans of $2.7 million and introduction of automobile leasing totaling $3.7 million. These increases were partially offset by lower levels of residential real estate $3.9 million and commercial mortgages, $3.8.

Non-performing Assets and Allowance for Loan Losses. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under this standard, the Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Total impaired loans at June 30, 1996 were $3,411,767 comprised of $182,728 with related allowance of $12,014 and $3,229,039 without related allowance for loan losses. For the six months ended June 30, 1996, average impaired loans totaled $3,190,143.

        The Bank's loan review functions assess the adequacy of the allowance for loan losses. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Management considers the allowance at June 30, 1996 and December 31, 1995 adequate for its loan mix and classifications based on its internal analysis. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future or that additional provisions to the allowance for loan losses will not be required.

        The allowances for loan losses at June 30, 1996 was $2,133,000 or 1.36% of total loans, compared to $2,125,000, or 1.40% of total loans at December 31, 1995. The allowance for loan losses provides coverage for 52% of non-performing loans compared to 54.8% at year-end 1995. Following is a summary of changes in the allowance for loan losses for the periods indicated.

                                      At or for the                    At or for the
                                three months ended June 30,     six months ended June 30,
                                ---------------------------     -------------------------
                                     1996         1995              1996         1995
                                ------------  -------------     ------------  -----------
                                             (Dollars in thousands)

Balance at beginning of period     $ 2,097     $ 1,951            $ 2,125      $ 1,893
Provision for loan losses              200         150                350          299
Charge-offs                           (208)       (131)              (418)        (253)
Recoveries                              44          62                 76           93
                                   -------     -------            -------      -------
  Net charge-offs                     (164)        (69)              (342)        (160)
Balance at end of Period           $ 2,133     $ 2,032            $ 2,133      $ 2,032
                                   =======     =======            =======      =======
Net charge-offs to average loans
(annualized)                                                         0.45%        0.22%
                                                                  =======      =======

        Non-performing loans at June 30, 1996 were $4,101,000 or 2.61% of total loans. Compared to $3,880,000 or 2.55% of total loans at December 31, 1996. The following table sets forth information regarding non-performing loans and other real estate owned at the dates indicated:

                                                      At                 At
                                                June 30, 1996     December 31, 1995
                                                -------------     -----------------
                                                     (Dollars in thousands)

Non-performing loans:
  Commercial and other                               $1,580           $1,627
  Real estate related                                 2,469            2,205
  Consumer                                               52               48
                                                     ------           ------
    Total non-performing loans                        4,101            3,880
Other real estate owned                               2,632            1,944
                                                     ------           ------
Total non-performing assets                          $6,733           $5,824
                                                     ======           ======
Total non-performing loans to total loans              2.61%            2.55%
                                                     ======           ======
Total non-performing assets to total assets            2.83%            2.68%
                                                     ======           ======


        The increase in non-performing real-estate related loans of $264,000 is principally due to the delinquency status of a single large residential mortgage.

Deposits. Total deposits at June 30, 1996 were $205.8 million, an increase of $18.5, or 9.9%, from $187.3 million at December 31, 1995. The June 30 balance includes $21 million of deposits acquired in a branch purchase from Meridian Bank. Demand deposits totaled $23.7 million at June 30, 1996 representing 11.5% of total deposits, an increase of 10.5% from December 31, 1995. At June 30, 1996 commercial CDs over $100,000 were $13.9 million, a decrease $4.4 million from $18.3 million from December 31, 1995. This decrease is principally due to lower level of municipality and school district funds.

Stockholders' Equity. Total stockholders' equity was $22,434,000 at June 30, 1996, compared to $22,782,000 at December 31, 1995. Higher levels of treasury stock due to stock repurchases and unrealized loss on securities related to SFAS No. 115 resulted in the net decrease in total stockholders' equity. At June 30, 1996, 29,390 shares were held in treasury at a cost of $881,000. These shares may be held for use in employee benefit plans currently under evaluation.

RESULTS OF OPERATION

Comparison of Operating Results for Six Months Ended June 30, 1996 and 1995
- ---------------------------------------------------------------------------

General. For the six months of 1996, net income was $1,041,000 compared to $788,000 for the 1995 period, an increase of $253,000 or 32.1%. This represents earnings per share of $1.20 in 1996 compared to $0.88 in 1995.

Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)


                                                                         Six  Months Ended June 30,
                                                     -------------------------------------------------------------------
                                                                  1996                                1995
                                                     -------------------------------------------------------------------
                                                     Average                 Average     Average                 Average
                                                     Balance    Interest      Rate       Balance     Interest     Rate
                                                     -------    --------      ----       -------     --------    -------
ASSETS
Interest Earning Assets:
    Federal funds sold                               $   3,380    $    92      5.44%     $   3,091     $   93      6.02%
    Interest bearing deposits with banks                   250          7      5.60                         0
   Investment securities available for sale             43,360      1,436      6.62         16,997        456      5.37
   Investment securities:
       Taxable investments                                 191          4      4.19          9,938        292      5.88
       Tax-exempt securities                            11,704        471      8.05          8,514        287      6.74
                                                       -------      -----                  -------      -----
            Total investment securities                 11,895        475      7.99         18,452        579      6.28
    Loans                                              153,396      7,018      9.15        143,410      6,379      8.90
                                                       -------      -----                  -------      -----
             Total interest earning assets             212,281      9,028      8.51        181,950      7,507      8.25
                                                                               ----                                ----
Non-interest earning assets:
   Cash and due from banks                               6,285                               5,246
   Allowance for loan losses                            (2,166)                             (1,986)
   Other assets                                         14,828                              11,497
           Total non-interest earning assets            18,947                              14,757
TOTAL ASSETS                                         $ 231,228                           $ 196,707
                                                       =======                             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
   Interest bearing demand deposits                  $  43,056        610      2.83      $  37,636        512      2.72
   Savings deposits                                     42,069        593      2.82         37,904        563      2.97
   Time deposits                                        90,828      2,481      5.46         72,739      1,911      5.25
                                                       -------      -----                  -------      -----
           Total interest bearing deposits             175,953      3,684      4.19        148,279      2,986      4.03
Other borrowed funds                                     5,927        181      6.11          3,720        104      5.59
Long-term debt                                           2,582        109      8.44          2,262        106      9.37
                                                       -------      -----                  -------      -----
        Total interest bearing liabilities             184,462      3,974      4.31        154,261      3,196      4.14
                                                                               ----                                ----
Non-interest bearing liabilities
   Demand deposits                                      20,713                              18,761
   Other liabilities                                     3,286                               2,557
        Total non-interest bearing liabilities          23,999                              21,318
                                                       -------                            --------
Shareholders' equity                                    22,767                              21,128
                                                       -------                            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $231,228                            $196,707
                                                       =======                             =======
Net interest income(tax-equivalent basis)                           5,054      4.20%                    4,311      4.11%
                                                                               ====                                ====
Tax-equivalent basis adjustment                                      (103)                                (49)
                                                                    -----                               -----
Net Interest Income                                                $4,951                              $4,262
                                                                    =====                               =====
Net Interest margin(tax-equivalent basis)                                      4.76%                               4.74%
                                                                               ====                                ====


- ----------------

1. Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
2. Average balances have been calculated based on daily balances.
3. Loan balances include non-accrual loans and are net of unearned income.
4. Loan yields include the effect of amortization of deferred fees net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.


                                                  Increase/(Decrease)
                                             --------------------------------
                                             Six months ended June 30,1996
                                                      Compared to
                                             six months ended June 30,1995
                                             --------------------------------
                                                     Variance due to
                                             --------------------------------
                                              Volume       Rate        Net
                                             --------    --------   ---------
                                                  (Dollars in thousands)

ASSETS
Interest Earning Assets:
   Federal funds sold                         $    17    $   (18)   $    (1)
   Interest bearing deposits with banks             4          3          7
   Investment securities available for sale       851        129        980
   Investment securities:
       Taxable investments                       (223)       (65)      (288)
       Tax-exempt securities                      121         63        184
                                              -------    -------    -------
            Total investment securities          (101)        (3)      (104)
   Loans                                          453        186        639
                                              -------    -------    -------
             Total interest earning assets      1,224        297      1,521

Interest bearing liabilities:
   Interest bearing demand deposits                76         22         98
   Savings deposits                                99        (69)        30
   Time deposits                                  492         78        570
                                              -------    -------    -------
           Total interest bearing deposits        667         31        698
Other borrowed funds                               67         10         77
Long-term debt                                     26        (23)         3
        Total interest bearing liabilities        646        132        778
                                              -------    -------    -------

Net interest income(tax-equivalent basis)     $   578    $   165    $   743
                                              =======    =======    =======


- ----------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Interest Income. Interest income on a fully taxable equivalent ("FTE") basis totaled $9,028,000 for six months of 1996, an increase of $1,521,000, or 20.3% over the same period in 1995. The FTE yield on earning assets was 8.51% in 1996, an increase from 8.25% in 1995. This increase was principally related to growth in average earnings assets of $30.3 million or 16.7%, which represented an increase in income of $1,224,000. Loans averaged $153.4 million in 1996, representing 72.3% of earnings assets and yielding 9.15%. For six months of 1995, loans represented 78.8% of earning assets with a yield of 8.90%. Income on loans for 1996 was $7,018,000 compared to $6,379,000 for 1995. The yields on the investment portfolio, both the AFS and HTM, increased from 1995 principally due to lengthening of maturities. The total portfolio yield for six months of 1996 was 6.92% compared to 5.84% in 1995.

Interest Expense. Interest expense was $3,944,000 for six months 1996 compared to $3,196,000 in 1995, an increase of $748,000 or 23.4%. The rates paid on interest-bearing liabilities for six months 1996 was 4.31% compared to 4.14% in 1995. The cost of interest bearing deposits increased to 4.19% from 4.03%, reflecting higher costs on CD's which increased 21 basis points and represented 51.6% of interest-bearing deposits compared to 49.1% in 1995.

Net interest Income. Net interest income on an FTE basis increased $743,000, or 17.2%, to $5,054,000 for six months of 1996. The increase was principally due to increase in volume which accounted for $578,000 while rate changes accounted for $165,000 of the increase. Net interest spread and net interest margin were 4.20% and 4.76%, respectively for 1996, compared to 4.11% and 4.74%, respectively in 1995.

Provision for Loan Losses. Provision for loan losses was $350,000 for six months of 1996 increased from $299,000 in 1995 reflecting a higher level of net charge-offs in 1996. See also "Financial Condition -- Non-performing Assets and Allowance for Loan Losses."

Non-interest Income. Non-interest income for the six months of 1996 was $572,000, an increase of $138,000 or 31.8% over 1995. Service charges on deposits increased 22% reflecting additional volume and increase in certain fees in the second quarter of 1996. Trust department income for 1996 totaled $110,000 compared to $70,000 in 1995 as a result of higher fees related to mutual fund sales and increased volume. The six months of 1995 included a $8,000 net loss on the sale of investment securities, with no such activity in 1996.

Non-interest Expenses. Non-interest expenses totaled $3,738,000 for six months 1996, compared to $3,262,000 in 1995, an increase of $476,000 or 14.6%. Expenses related to three new branches acquired from Meridian in March accounted for $210,000 of the increase. FDIC insurance premiums decreased $189,000 for the six month period due to the rate reduction as a result of the Bank Insurance Fund reaching its required level of capitalization, thereby reducing deposit insurance premiums. Expenses relating to other real estate increased $45,000 to $163,000 due to higher levels of write-downs and increased volume of properties. Legal fees increased $33,000 from 1995 with additional expenses related to costs incurred during loan work-out situations and the additional costs related to formation of holding company and initial registration to become a public company. Consulting costs of $53,000 for six months 1996 increased $37,000 from 1995 due to services related to technology planning and human resources/benefits administration.

Income Tax Expenses. Income tax expense for six months of 1996 was $301,000 for an effective tax rate of 22.4% compared to an effective rate of 27% in 1995. The change in rate is due to higher levels of obligations of state and political subdivision in 1996 which provide income which is partially exempt from federal income tax.

Comparison of Operating Results for Three Months Ended June 30, 1996 and 1995
- -----------------------------------------------------------------------------

General. For the three months ended June 30, 1996, net income was $503,000 compared to $426,000 for the 1995 period, an increase of $77,000 or 18.1%. This represents earnings per share of $0.58 in 1996 compared to $0.48 in 1995. The resultant return on average assets and return on average equity for the 1996 period was 0.84% and 8.84%, respectively, compared to 0.85% and 7.71% respectively in 1995.

Interest Income. Interest income on a fully taxable equivalent ("FTE") basis totaled $4,613,000 for the quarter, an increase of $744,000 or 19.2% over 1995. The increase was principally due to a higher level of earning assets, $217.3 million compared to $183.9 million in 1995.

Interest Expense. Total interest expense was $1,979,000 for the 1996 period compared to $1,678,000 in 1995. The increase was attributable to a higher level of interest bearing deposits due primarily to the branch acquisition and increased costs on certificates of deposit.

Net Interest Income. Net interest income on an FTE basis was $2,604,000 compared to $2,191,000 in the 1995 period. Net interest spread and net interest margin were 4.27% and 4.79% respectively in 1996, compared to 4.20% and 4.84% respectively in 1995.

Provision for Loan Losses. Provision for loan losses for the second quarter of 1996 were $200,000 increasing from $150,000 in 1995. The increase is due to higher level of charge-offs in 1996 and increased loan volume.

Non-interest Income. Non-interest income for the three months ended June 30, 1996 was $324,000 an increase of $135,000 or 71.4% over the same period in 1995. The 1995 period included losses on investment securities of $52,000, with no activity in the 1996 quarter. Service charges on deposits increased $35,000 or 35% due to volume increases and a increase in certain fees in the second quarter of 1996.

Non-interest Expenses. Non-interest expenses totaled $2,002,000 for the three months ended June 30, 1996 compared to $1,586,000 in the same period of 1995, an increase of $416,000, or 26.2%. Expenses related to new branch locations accounted for $210,000 of the increase. Other real estate owned operations expenses increased $71,000 to $136,000 for the current period. These increases were partially offset by lower FDIC insurance assessment of $102,000 in 1996 compared to 1995.

Income Tax Expense. Income tax expense for the second quarter of 1996 was $130,000 compared to $163,000 for the second quarter of 1995. The tax expense decreases even as pre-tax income increased due to a higher level of obligations of state and political subdivision, in 1996 which provide income which is partially exempt from federal income taxes.

Capital.  A comparison of capital ratios is as follows:

                                               At                               At
                                          June 30, 1996                  December 31, 1995
                                  -----------------------------   ------------------------
Leverage Capital                             9.15%                           10.05%
Tier 1 Capital                              12.33%                           13.93%
Total Capital                               13.58%                           15.18%


        The minimum capital requirements imposed by the FDIC for leverage capital, tier 1 capital and total capital are 3.0%, 4.0% and 8.0% respectively. The Bank is also subject to more stringent Pennsylvania Department of Banking
(PDB) guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Bank was in compliance in both FDIC and PDB capital requirements at June 30, 1996 and December 31, 1995.

Liquidity and Interest Rate Sensitivity. Maintenance of liquidity for the Bank is coordinated by Asset Liability Committee ("ALCO"). Liquidity Policy is set by the Board of Directors with certain key ratios used to measure the Bank's liquidity. Bank liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal request while supporting the Bank's asset growth. The Bank's primary sources of liquidity include deposit generation, asset maturities and repayments. The Bank also maintains established lines of credit with the Federal Home Loan Bank (FHLB) of Pittsburgh and other correspondent banks which support liquidity needs. At June 30, 1996 the Flex Line Limit with the FHLB was $5,350,000 and maximum borrowing capacity of $54,135,000.

        Total deposits have increased $18.5 million from December 31, 1995 to June 30, 1996, principally as a result of acquiring three offices from Meridian Bank with total deposits of $21.1 million. The Bank had $4.7 million invested in overnight Federal Funds at June 30, 1996 compared to $850,000 at December 31, 1995. Additional sources of liquidity are available in the investment available for sale and the investment portfolio. Scheduled maturities and anticipated repayments of the total investment portfolio, including those available for sale, is approximately $6.3 million for the next twelve months.

        Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Bank's ALCO. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is managed by using both traditional static gap analysis and computer simulation modeling to measure the effect of changes in interest rates on net interest income.

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

        At June 30, 1996, the Bank had a positive 90 day gap of $22,143,000 and at one year a negative gap of $4,990,000. A positive gap at 90 days means the Company's interest sensitive assets are higher than its interest-sensitive liabilities. This would indicate that in a declining rate environment, the yield on earnings assets would decrease faster than the cost of interest-bearing liabilities. This risk is managed by ALCO strategies including investment portfolio structure, pricing of deposits, loan pricing and structure of fixed and variable rate products.

        Certain shortcomings are inherent in the method of analysis presented in the preceding paragraph. For example, although certain assets and liabilities may have similar maturities or periods following of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of change in interest rates, prepayment levels and decay rates on core deposits may deviate significantly from those assumed in calculating the Bank's gap.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

        Neither the Company nor the Bank was engaged in any legal proceeding of a material nature at June 30, 1996 that would have a material adverse effect on the Company's or the Bank's financial condition, liquidity or results of operation. From time to time, the Company is a party to legal proceedings in the ordinary course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of loans, and other issues related to the operations of the Company and the Bank.

Item 2.  Changes in Securities
- ------------------------------

        Not applicable.

Item 3.  Defaults Upon Senior Securities
- ----------------------------------------

        Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        The Annual Meeting of shareholders of the Company was held on April 23, 1996.

Proposal 1 - Election of Directors.

     The following incumbent Class III Directors were nominated for election to the Board of Directors for a three year term: Daniel J. O'Neill, Dr. Kenneth A. Phillips and Gary P. Rickard.

        The results of the voting were as follows:

                                    Shares
                               For         Against
                               ---         -------

               O'Neill       569,661        7,172
               Phillips      570,877        6,172
               Rickard       569,285        7,764

Item 5.  Other Materially Important Events
- ------------------------------------------

        Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

                             NORWOOD FINANCIAL CORP.

Date:  August 13, 1996       By:   /s/ Russell L. Ridd
                                   Russell L. Ridd
                                   President
                                   (Principal Executive Officer)

Date:  August 13, 1996       By:   /s/ Lewis J. Critelli
                                   Lewis J. Critelli
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)