Form 10-Q
period 1996-09-30
NORWOOD FINANCIAL CORP
filed 1996-11-12
CIK 1013272

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        September 30, 1996
                                     --------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ---------------------
        Commission file number
                              ----------------------------------

                          NORWOOD FINANCIAL CORP.
    -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2828306
-----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                             18431
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code     (717)253-1455
                                                  ---------------------------
                                       N/A
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [x]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                     Outstanding as of
---------------------------------------                     October 30, 1996
common stock, par value $0.10 per share                     ----------------
                                                              828,887 shares

                           NORWOOD FINANCIAL CORP.
                                 FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                   INDEX

                                                                  Page
                                                                  Number
                                                                  ======

PART I -    CONSOLIDATED FINANCIAL INFORMATION OF
            NORWOOD FINANCIAL CORP.

Item 1.     Financial Statements                                     1
Item 2.     Management's Discussion and Analysis of Financial        7
            Condition and Results of Operations

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                       18
Item 2.     Changes in Securities                                   18
Item 3.     Defaults upon Senior Securities                         18
Item 4.     Submission of Matters to a Vote of Security Holders     18
Item 5.     Other Materially Important Events                       18
Item 6.     Exhibits and Reports on Form 8-K                        19

SIGNATURES

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
============================
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)

(dollars in thousands)
                                                     September 30,           December 31,
                                                              1996                   1995
                                                    --------------         --------------
ASSETS
  Cash and due from banks                           $        9,673         $        5,343
  Interest bearing deposits with banks                         396                    255
  Federal Funds sold                                         2,350                    850
  Investment securities available for sale                  45,909                 36,671
  Investment securities                                      8,579                 12,211
  Loans (net of unearned income)                           168,476                152,095
  Less: Allowance for loan losses                            2,283                  2,125
                                                    --------------         --------------
    Net loans                                              166,193                149,970
  Bank premises and equipment, net                           7,499                  7,017
  Other real estate owned                                    2,283                  1,944
  Accrued interest receivable                                1,595                  1,504
  Other assets                                               4,401                  1,497
                                                    --------------         --------------
      TOTAL ASSETS                                  $      248,878         $      217,262
                                                    ==============         ==============
LIABILITIES
  Deposits:
    Non interest-bearing demand                     $       28,871         $       19,656
    Interest-bearing deposits                              189,123                167,643
                                                    --------------         --------------
      Total deposits                                       217,994                187,299
    Federal funds purchased and securities
      sold under agreements to repurchase                    2,871                  1,727
    Other borrowed funds                                     1,000                    304
    Long-term debt                                           2,582                  2,582
    Accrued interest payable                                 1,725                  1,831
    Accrued expenses and other liabilities                   1,393                    737
                                                    --------------         --------------
      TOTAL LIABILITIES                                    227,565                194,480
STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, authorized 10,000,000 shares
  issued 828,887 and 880,542                                    90                     90
Surplus                                                      4,443                  4,379
Retained earnings                                           18,627                 17,704
Treasury stock, at cost (10,803 and 19,754)                   (347)                  (562)
Unearned ESOP shares                                        (2,000)                     0
Net unrealized gain on securities                              500                  1,171
                                                     -------------         --------------
      TOTAL STOCKHOLDERS' EQUITY                            21,313                 22,782
                                                     -------------         --------------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $     248,878         $      217,262
                                                     =============         ==============



   See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Income (unaudited)
(dollars in thousands, except per share data)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30                    September 30
                                               -------------------------        --------------------------
                                                    1996         1995              1996             1995
                                               -------------------------        --------------------------
INTEREST INCOME
  Interest and fees on loans and leases        $    3,646     $    3,486        $    10,654     $    9,861
  Interest on investment securities                   858            425              2,553          1,361
  Interest on federal funds sold and
    deposits with banks                                73            238                172            330
                                               ----------     ----------        -----------     ----------
      Total interest income                         4,577          4,149             13,379         11,552

INTEREST EXPENSE
  Interest on deposits                              1,894          1,723              5,578          4,709
  Interest on federal funds purchased
    and repurchase agreements                          44             11                185            104
  Interest on other borrowed funds                      8              9                 18             20
  Interest on long-term debt                           54             52                163            158
                                               ----------     ----------        -----------     ----------
    Total interest income                           2,000          1,795              5,944          4,991
                                               ----------     ----------        -----------     ----------
NET INTEREST INCOME                                 2,577          2,354              7,435          6,561

PROVISION FOR LOAN LOSSES                             250            100                600            399
                                               ----------     ----------        -----------     ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         2,327          2,254              6,835          6,162

OTHER INCOME
  Service charges on deposits                         137            105                372            298
  Trust department income                              48             23                158             93
  Investment securities gains/(losses)                (43)          (121)               (43)          (129)
  Other operating income                              135             37                362            216
                                               ----------     ----------        -----------     ----------
    Total other income                                277             44                849            478

OTHER EXPENSES
  Salaries and employee benefits                      966            895              2,833          2,510
  Occupancy, furniture and equipment                  285            234                824            675
  Federal deposit insurance premiums                    1              0                  2            190
  Other real estate owned operations                  220             54                383            172
  Other operating expenses                            611            467              1,779          1,365
                                              -----------     ----------        -----------     ----------
    Total other expense                             2,083          1,650              5,821          4,912

INCOME BEFORE TAX                                     521            648              1,863          1,728
INCOME TAXES                                           99            133                400            425
                                              -----------     ----------        -----------     ----------
NET INCOME                                    $       422     $      515        $     1,463     $    1,303
                                              ===========     ==========        ===========     ==========

EARNINGS PER SHARE                            $      0.50     $     0.58        $      1.70     $     1.46
                                              ===========     ==========        ===========     ==========

Dividends per Share                           $      0.21     $     0.19        $      0.63     $     0.57
                                              ===========     ==========        ===========     ==========

Average Shares outstanding                        837,105        891,448            861,092        893,936

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of changes in Stockholders' Equity
(dollars in thousands)

                                                                                                    Net
                                                                                     Unearned   Unrealized
                                     Common                   Retained     Treasury    ESOP       Gain on
                                      Stock      Surplus      Earnings       Stock    Shares    Securities      Total
                                      --------------------------------------------------------------------------------
Balance, December 31, 1995            $   90    $   4,379    $   17,704    $  (562)   $     0    $ 1,171    $   22,782

Net Income                                                        1,463                                          1,463
Common stock issued upon exercise
    of options                                         12                                                           12
Cash Dividend Declared                                             (540)                                          (540)
Net Unrealized gain/(loss) on Securities                                                            (671)         (671)
Acquisition of Treasury Stock                                               (1,733)                             (1,733)
Treasury Stock Reissued to ESOP                        52                    1,948                               2,000
Increase in unearned ESOP shares                                                       (2,000)                  (2,000)
                                      --------------------------------------------------------------------------------

Balance, September 30, 1996           $   90    $   4,443    $   18,627    $ ($347)   $(2,000)    $  500    $   21,313
                                      ======    =========    ==========    ========   ========    ======    ==========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statement of Cash Flow (unaudited)
(dollars in thousands)

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                     1996               1995
                                                                ---------------------------------
OPERATING ACTIVITIES
Net income                                                      $        1,463     $        1,303
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provisions for loan losses                                                600                399
 Depreciation and amortization                                             448                684
 Net amortization of investment securities                                  (2)               153
 Investment security (gains) losses, net                                    43                129
 Loss on sale of other real estate, net                                    175                182
 Decrease (increase) in accrued interest receivable                        (91)               530
 Increase (decrease) in accrued interest payable                          (106)               333
 Other, net                                                                 32               (446)
                                                                --------------     --------------
  Net cash provided by operating activities                              2,562              3,267
                                                                --------------     --------------

INTEREST ACTIVITIES
 Investment securities available for sale:
  Proceeds from sales of investment securities                           2,959                  6
  Proceeds from maturities of investment securities                      9,259              5,000
  Purchases of investment securities                                   (22,522)                 0
 Investment securities:
  Proceeds from maturities of investment securities                      3,641             14,535
  Purchases of investment securities                                         0            (11,233)
 Net increase in loans                                                 (18,210)            (8,641)
 Purchase of premises and equipment, net                                  (294)              (822)
 Proceeds received from branch acquisitions                             17,716                  0
 Proceeds from sales of other real estate                                  758                610
                                                                --------------     --------------
 Net cash used for investing activities                                (6,693)              (545)
                                                                --------------     --------------
FINANCING ACTIVITIES
 Net increase in deposits                                               10,523             16,112
 Net increase in short-term borrowings                                   1,840                111
 Acquisition of treasury stock                                          (1,733)              (492)
 Proceeds from Issuance of common stock                                     12                  0
 Cash dividends paid                                                      (540)              (339)
                                                                --------------     --------------
 Net cash provided by financing activities                              10,102             15,392
                                                                 --------------     --------------
 Increase in cash and cash equivalents                                   5,971             18,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,448              6,919
                                                                --------------     --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                12,419             25,033
                                                                ==============     ==============

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

     The accompanying financial statements reflect in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of Norwood Financial Corp. and the results of operations and changes in cash flows. The financial statements presented, in all material respects, comply with the current reporting requirements of supervisory authorities. The operating results for the nine-month period ended September 30,1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or any other period. All significant intercompany accounts and transactions have been eliminated.

Note 2 - Cash Flow Information
         ---------------------

     For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

     Cash payments for interest through September 30, 1996 were $6,057,000 and for income taxes, $788,000. Noncash investing activity through September 30, 1996 includes foreclosed mortgage loans transferred to real estate owned of $1,312,000 and $1,948,000 of treasury stock transferred to the ESOP.

Note 3 - Earnings Per Share
         ------------------

     Earnings per share for the three month and nine month periods ended September 30, 1996 and September 30, 1995 are calculated by dividing the net earnings for the periods by the average shares outstanding. The average shares outstanding for the three months ended September 30, 1996 and 1995 were 837,105 and 891,448 respectively. For the nine months ended September 30, 1996 and 1995 average shares outstanding were 861,092 and 893,936 respectively.

Note 4 - Employee Stock Ownership Plan
         -----------------------------

     The Company established an Employee Stock Ownership Plan (ESOP) on September 30, 1996, to provide the opportunity for substantially all full-time employees to become stockholders. The ESOP was funded by a $2,000,000 loan with a 10 year repayment term from the parent company to the ESOP Trust. The Company will follow Accounting Standards Division of the American Institute of Certified Public Accountants Statement of Position 93-6 ("SOP 93-6") "Employers' Accounting for Employee Stock Ownership Plans."

     ESOP shares purchased subject to debt guaranteed by the corporation are recorded as a reduction of common shareholders' equity by charging unearned ESOP shares. As shares are committed to be released to the ESOP Trust for allocation to plan participants unearned ESOP shares is credited for the cost of the shares to the ESOP. Compensation cost recognized in accordance with the provisions of SOP 93-6 is based upon the fair market value of the shares committed to be released. Surplus is credited or charged for the difference between the fair value of the shares committed to be released and cost of those shares to the ESOP. The average number of shares outstanding used in calculating earnings per share excludes all unallocated ESOP shares.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
---------------------

FINANCIAL CONDITION

GENERAL. Total assets at September 30, 1996 were $248.9 million compared to $217.3 million at December 31, 1995, an increase of $31.6 million, or 14.6%.

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

INVESTMENTS. At September 30, 1996 the fair value of the available for sale portfolio was $45.9 million compared to $36.7 million at December 31, 1995. The increase was due to purchases of obligations of U.S. Government agencies and obligations of state and political subdivisions. This represents, in part, the investment of proceeds of deposits acquired from Meridian Bank. Held to maturity (HTM) Securities totaled $8.6 million at September 30, 1996 down from $12.2 million at December 31, 1995 and reflects the maturity of certain investments. The HTM portfolio consists principally of longer term obligations of state and political subdivisions.

LOANS. Total loans and leases at September 30, 1996 were $168.5 million compared to $152.1 million at December 31, 1995 an increase of $16.4 million or 10.8%. The increase is principally due to higher levels of loans to consumers including indirect automobile loans, $12.1 million increase, automobile leasing of $9.8 million and increased home equity loans of $5.7 million. This is partially offset by pay downs in residential adjustable rate mortgages of $6.9 million and lower levels of commercial loans of $2.6 million. The indirect and auto leasing volume is originated through a network of over 35 dealers with an average term of 50 months and geographically disbursed throughout northeastern Pennsylvania.

NON-PERFORMING ASSETS AND ALLOWANCES FOR LOAN LOSSES. Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards Statement No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Under this standard, the Bank estimates credit losses on impaired loans based on the present value of expected cash flows or the fair value of the underlying collateral if the loan repayment is expected to come from the sale or operation of such collateral. Total impaired loans at September 30, 1996 were $3,957,000 comprised of $1,828,000 with related allowance of $446,000 and $2,129,000 without related allowance for loan losses. For the nine months ended September 30, 1996, average impaired loans totaled $3,355,000.

     The Bank's loan review function assesses the adequacy of the allowance for loan losses. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Management considers the allowance at September 30, 1996 and December 31, 1995 adequate for its loan mix, classifications and collateral position based on its internal analysis. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions will not be required.

     The allowances for loan losses at September 30, 1996 was $2,283,000 or 1.36% of total loans, compared to $2,125,000, or 1.40% of total loans at December 31, 1995. The allowance for loan losses provides coverage for 47% of non-performing loans compared to 54.8% at year-end 1995. While the allowance for loan losses as a percentage of total loans is in line with the Bank's peer group and considered adequate by management, prudence dictates it should be increased going forward given the current level of non-performing loans. As a result, the Bank will increase the provision to obtain the appropriate level. Following is a summary of changes in the allowance for loan losses for the periods indicated.

                                    At or for the three           At or for the nine
                                  months ended September 30    months ended September 30
                                  -------------------------    -------------------------
(dollars in thousands)                 1996         1995           1996         1995
                                     -------      -------        -------      -------
Bal. at beginning of period          $ 2,133      $ 2,032        $ 2,125      $ 1,893
Provision for loan losses                250          100            600          399

Charge-offs                             (130)        (415)          (548)        (668)
Recoveries                                30          437            106          530
                                     -------      -------        -------      -------
    Net (charge-off) recovery           (100)          22           (442)        (138)
                                     -------      -------        -------      -------
Balance at end of period             $ 2,283      $ 2,154        $ 2,283      $ 2,154
                                     =======      =======        =======      =======
Net charge-offs to average
 loans (annualized)                                                  .38%         .13%
                                                                 =======      =======

Non-performing loans at September 30, 1996 were $4,865,000 or 2.89% of total loans and leases, compared to $3,880,000 or 2.55% of total loans at December 31, 1995. The following table sets forth information regarding non-performing loans and other real estate owned at the dates indicated:

(dollars in thousands)         September 30, 1996     December 31, 1995
                               ------------------     -----------------
Non-performing loans:
    Commercial & other              $ 2,457                $ 1,627
    Real Estate Related               2,382                  2,205
    Consumer                             26                     48
                                    -------                -------
       TOTAL                          4,865                  3,880
Other Real Estate Owned               2,283                  1,944
                                    -------                -------
Total Non-performing Assets         $ 7,148                $ 5,824
                                    =======                =======
Total Non-performing loans
    to total loans                     2.89%                  2.55%
Total Non-performing assets
    to total assets                    2.87%                  2.68%

     The increase in non-performing real-estate related loans of $177,000 is principally due to the delinquency status of a single large residential mortgage, while commercial and other increases of $830,000, principally due to floor plans of two marinas.

DEPOSITS. Total deposits at September 30, 1996 were $218 million, an increase of $30.6 million or 16.4% from $187.3 million at December 31, 1995. The September 30 balance includes $21 million of deposits acquired with three branches purchased from Meridian Bank. Demand deposits totaled $28.9 million at September 30, 1996 representing 13.2% of total deposits, improving from 10.5% at December 31, 1995. At September 30, 1996 commercial CDS over $100,000 totaled $13.1 million, a decrease of $5.2 million from December, principally due to lower levels of municipality and school district funds.

STOCKHOLDERS' EQUITY. Total stockholders' equity was $21,313,000 at September 30, 1996, compared to $22,782,000 at December 31, 1995. The decrease from year-end is principally due to the establishment of an Employee Stock Ownership Plan as of September 30.

At September 30, 1996, unallocated ESOP shares totaled $2,000,000 to be allocated to plan participants over a 10 year period. See "Note 4 - Employee Stock Ownership Plan" of the Consolidated Financial Statement. At September 30, 1996, 10,803 shares were held in treasury at a cost of $347,000 compared to 19,754 shares at $562,000 at December 31.

RESULTS OF OPERATION

Comparison of Operating Results for Nine Months Ended September  30, 1996 and
-----------------------------------------------------------------------------
1995
----

GENERAL. For the nine months of 1996, net income was $1,463,000 compared to $1,303,000 for the 1995 period, an increase of $160,000 or 12.1%. This represents earnings per share of $1.70 in 1996 compared to $1.46 in 1995. Return on assets and return on equity for 1996 is .83% and 8.73% respectively.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)

                                                                 Nine Months Ended September 30,
                                             ----------------------------------------------------------------------
                                                             1996                                1995
                                             ---------------------------------      -------------------------------
                                               Average                    Ave       Average                    Ave
                                               Balance      Interest      Rate      Balance       Interest     Rate
                                               -------      --------      ----      -------       --------     ----
ASSETS
Interest Earning Assets:
  Federal funds sold                         $    3,937     $    155      5.24%   $    8,632      $   373      5.75%
  Interest bearing deposits w/banks                 414           17      5.46             0            0
  Investment securities available for sale       43,794        2,200      6.68        16,540          654      5.26
  Investment securities:
    Taxable investments                              42            4      6.67         7,987          385      6.41
    Tax-exempt securities                        10,710          673      8.36         8,271          420      6.75
                                             ----------       ------      ----    ----------      -------      ----
      Total investment securities                10,752          677      8.37        16,258          805      6.58
  Loans                                         156,612       10,664      9.06       144,431        9,817      9.04
                                             ----------       ------      ----    ----------      -------      ----
      Total interest earning assets             215,509       13,713      8.46       185,861       11,649      8.34
Non-interest earning assets:
  Cash and due from banks                         6,503                                5,484
  Allowance for loan losses                      (2,176)                              (2,095)
  Other assets                                   15,100                               11,609
                                             ----------                           ----------
    Total non-interest earning assets            19,427                               14,998
                                             ----------                           ----------
TOTAL ASSETS                                 $  234,936                           $  200,859
                                             ==========                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing demand deposits           $   44,341         933       2.80    $   38,595          806      2.78
  Savings deposits                               43,096         906       2.80        38,083          854      2.98
  Time deposits                                  91,789       3,738       5.42        74,931        3,049      5.41
                                             ----------       ------      ----    ----------      -------      ----
    Total interest bearing deposits             179,226       5,577       4.14       151,609        4,709      4.13
  Other borrowed funds                            5,396         204       5.03         2,958          124      5.58
  Long-term debt                                  2,582         163       8.04         2,414          158      8.71
                                             ----------       ------      ----    ----------      -------      ----
    Total interest bearing liabilities          187,204       5,944       4.22       156,981        4,991      4.23
  Non-interest bearing liabilities
   Demand deposits                               22,220                               19,603
   Other liabilities                              3,177                                2,341
                                             ----------                           ----------
    Total non-interest bearing liab.             25,397                               21,944
  Shareholders' equity                           22,335                               21,934
                                             ----------                           ----------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                      $  234,936                           $  200,859
                                             ==========                           ==========

Net interest income (tax-equivalent basis)        7,769        4.24%                                6,658      4.11%
                                                              =====                                           =====
Tax-equivalent basis adjustment                    (334)                                              (97)
                                             ----------                                        ----------
Net interest income                               7,435                                             6,561
                                             ==========                                        ==========
Net interest margin (tax-equivalent basis)                     4.79%                                           4.76%
                                                              =====                                           =====
------------------------------
1.  Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
2.  Average balances have been calculated based on daily balances.
3.  Loan balances include non-accrual loans and are net of unearned income.
4.  Loan yields include the effect of amortization of deferred fees net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                   (Increase/(Decrease)
                                           ------------------------------------
                                           Nine months ended September 30,1996
                                                       Compared to
                                           Nine months ended September 30,1995
                                           ------------------------------------
                                                      Variance due to
                                           ------------------------------------
                                                 Volume      Rate       Net
                                                --------   -------   --------
                                                   (Dollars in thousands)
ASSETS
Interest Earning Assets:
  Federal funds sold                            $  (187)   $  (31)   $  (218)
  Interest bearing deposits with banks               14         3         17
  Investment securities available for sale        1,328       218      1,546
  Investment securities:
    Taxable investments                            (697)      316       (381)
    Tax-exempt securities                           140       113        253
                                                -------    ------    -------
      Total investment securities                  (557)      429       (128)
  Loans                                             829        18        847
                                                -------    ------    -------
      Total interest earnings assets              1,427       637      2,064

Interest bearing liabilities:
  Interest bearing demand deposits                  121         6        127
  Savings deposits                                  132       (80)        52
  Time deposits                                     687         2        689
                                                -------    ------    -------
      Total interest bearing deposits               940       (72)       868
  Other borrowed funds                              100       (20)        80
  Long-term debt                                     13        (8)         5
                                                -------    ------    -------
      Total interest bearing liabilities            964       (11)       953

Net interest income (tax-equivalent basis)      $   463    $  648    $ 1,111
                                                =======    ======    =======

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

INTEREST INCOME. Interest income on a fully taxable equivalent basis ("FTE") totaled $13,713,000 for nine months of 1996, an increase of $2,064,000 or 15.1% over the same period in 1995. The FTE yield on earning assets was 8.46% in 1996, an increase of 12 basis points from 1995, which represents $637,000 of additional interest income. Average earning assets increased $29.6 million or 15.9% from 1995 which accounted for $1,427,000 of the increase in interest income. Loans averaged $156.6 million in 1996 representing 72.7% of earning assets and yielding 9.06% compared to 77.7% in 1995 yielding 9.04%. Income on loans for 1996 was $10,664,000 compared to $9,817,000 in 1995. The yields on the investment increased to 7.03% compared to 5.93% due to lengthening of maturities and increase in higher yielding tax-exempt municipal bonds and mortgage backed securities.

INTEREST EXPENSE. Interest expense was $5,944,000 for nine months 1996 with a total cost of interest bearing liabilities of 4.22%, compared to $4,991,000 at a cost of 4.23% during 1995. A decrease of 18 basis points (bp) rate paid on savings deposits, 2.80% in 1996, was offset by higher costing interest bearing demand deposits at 2.80%, increasing 2 bp and time deposits of 5.42%, up
1 bp. The mix of deposits was more expensive in 1996, with time deposits at 49% of total interest-bearing liabilities compared to 47.7% in 1995.

NET INTEREST INCOME. Net interest income on an FTE basis increased $1,111,000 or 16.7% to $7,769,000 for nine months 1996. On a rate/volume basis, increases in volume accounted for $463,000 of the increase and rate changes provided $648,000 of the growth. Net interest spread and net interest margin were 4.24% and 4.79% respectively, for 1996 compared to 4.11% and 4.76% respectively in 1995. The improvement in net interest spread is due to increase in earning asset yield of 12 bp while reducing the cost of liabilities by 1 bp. Net interest margin increase of 3 bp is growing at a lesser rate then net interest spread due to balance sheet changes including higher levels of non-earning assets.

PROVISION FOR LOAN LOSSES. Provision for loan losses was $600,000 for nine months 1996 compared to $399,000 in 1995. Increase in provision is due in part to higher level of net charge-offs in 1996 of $442,000 compared to $138,000 as result of recoveries in 1995, loan growth and level of non-performing loans. See also "Financial Condition Non-performing Assets and Allowance for Loan Losses."

NON-INTEREST INCOME. Non-interest income for nine months of 1996 totaled $849,000, an increase of $371,000 or 77.6% over 1995. Service charges on deposits increased 24.8% principally due to increased volume and increases in certain fees during the second quarter of 1996. Trust income totaled $158,000 in 1996 compared to $93,000 in 1995 as a result of higher fees related to mutual fund sales, increased volume and restructured fee schedule. The nine months of 1996 included $43,000 loss on sale of investment securities compared to $129,000 loss in 1995.

NON-INTEREST EXPENSE. Non-interest expenses totaled $5,821,000 for nine months 1996 compared to $4,912,000 in 1995, an increase of $909,000 or 18.5%.
Expenses related to three branches acquired from Meridian Bank in March accounted for $325,000 of the increase, and implementation of auto leasing and indirect lending increased expenses by $125,000. Costs related to maintaining and disposition of other real estate was $383,000 in nine months 1996 increasing from $172,000 in 1995. Legal fees increased $50,000 to $157,000 in 1996 reflecting expenses incurred during loan-work-out situations and additional costs related to formation of holding company and initial registration to become a public company.

     Federal Deposit Insurance Corporation (FDIC) insurance premiums decreased $188,000 for the nine month period due to rate reduction as a result of the Bank Insurance Fund (BIF) reaching its required level of capitalization, thereby reducing deposit insurance premiums. On September 30, 1996, the president signed into law the Deposit Insurance Funds Act of 1996 (DIFA).
DIFA includes provisions fully capitalizing the Savings Association Insurance Fund (SAIF) and providing for the eventual merger of thrift fund, SAIF, with BIF. Wayne Bank is a member of BIF. DIFA requires depository institutions to pay a one-time special assessment on their SAIF-assessable deposits held as of March 31, 1995, neither the company nor its banking subsidiary have any SAIF-assessable deposits. DIFA also requires that all insured depository institutions share pro rata beginning in the year 2000, the Financing Corp.
(FICO) bond obligation. For the transition period from January 1, 1997 until December 31, 1999 banks will pay semiannually on their BIF deposit base 20% of the assessment rate imposed upon thrifts. According to current FDIC estimates the FICO assessment will run 1.3 basis points for banks, subject to change.
On the company's deposit base as of September 30, 1996, 1.3 basis points equates to an assessment of $28,000. It should be noted that FICO assessment is distinct from the insurance premium, (if any) paid by banks for FDIC coverage.

Salary and employee benefit expense totaled $2,833,000 and represented 48.6% of non-interest expense compared to $2,510,000 and 51.1% in 1995. At September 30, 1996, the company had total full-time equivalent staff of 124 compared to 104 in 1995, with the increase principally due to additional branches and lending staff. The Bank has filed with the Pension Benefit Guaranty Corporation to terminate its defined benefit plan and freeze accruals effective September 1, 1996. Under the agreement of the standard termination and in order to guarantee that plan assets are sufficient to pay all benefit liabilities, the bank will commit additional funds, if needed to pay benefits. The defined benefit plan is being replaced by an Employee Stock Ownership Plan
(ESOP) - see Note Four of the Consolidated Financial Statements. In addition the bank has amended its deferred profit sharing plan to allow eligible employees to make 401(K) contributions. The bank will match 100% of the first 2% of annual salary contributed by the employee. The bank will continue its practice of making discretionary year end contributions to the plan.

INCOME TAX EXPENSES. Income tax expense for nine months of 1996 was $400,000 for an effective tax rate of 21.4% compared to an effective rate of 24.5% in 1995. The change in rate is due to higher levels of obligations of state and political subdivision in 1996 which provide income which is partially exempt from federal income tax.

Comparison of Operating Results for the Three months ended September 30, 1996
-----------------------------------------------------------------------------
and 1995.
--------

GENERAL. For the three months ended September 30, 1996 net income was $422,000 compared to $515,000 in 1995, for a resultant earnings per share of $.50 for the 1996 period and $.58 in 1995. The results for the third quarter of 1996 were adversely impacted by a higher provision for loan losses, $250,000 in 1996 compared to $100,000 in 1995, and expenses associated with other real estate of $220,000 in 1996 an increase of $166,000 form the 1995 period.

INTEREST INCOME. Interest income on an FTE basis totaled $4,685,000 for the quarter an increase of $543,000 or 13.1% over 1995. The increase was principally due to higher level of earning assets in 1996. The yield on earning assets for the third quarter of 1996 was 8.36% compared to 8.52% in 1995.

INTEREST EXPENSE. For the third quarter of 1996 interest expense totaled $2,000,000 compared to $1,795,000 in 1995. Cost of interest-bearing liabilities decreased from 4.41% in 1995 to 4.09% in 1996 principally due to lower rates on savings and time deposits.

NET INTEREST INCOME. Net interest income on FTE basis was $2,685,000 for the 1996 period an increase of $338,000 or 14.4% from 1995. Net interest spread and net interest margin were 4.27% and 4.79% respectively for the current quarter compared to 4.11% and 4.81%, respectively in 1995. The increase was principally due to lower cost of interest-bearing liabilities.

PROVISION FOR LOAN LOSSES. Provision for loan losses for the third quarter of 1996 was $250,000 increased from $100,000 in 1995. Net charge-offs for 1996 were $100,000 compared to net recovery total of $22,000 in 1995. The third quarter of 1995 included two significant recoveries totaling $420,000. Prudence dictates the provision should be increased given the level of non-performing loans. As a result, the Bank will increase the provision to obtain the appropriate level.

NON-INTEREST INCOME. Non-interest income for the three months ended September 30, 1996 was $277,000 compared to $44,000 in the 1995 period.
The 1996 period included loss on investment securities of $43,000 compared to $121,000 loss realized in the third quarter of 1995. Service charges on deposits increase $32,000 or 30.5% due to volume increases and new fee schedule adopted in 1996. Trust income improved to $48,000 for the quarter compared to $23,000 in 1995.

NON-INTEREST EXPENSE. Non-interest expenses totaled $2,083,000 for the quarter, an increase of $433,000 or 26.1%. Expenses associated with new offices account for $95,000 of the increase. Costs associated with other real estate were $220,000 for the 1996 period compared to $54,000 in 1995. The Bank continues to incur legal fees related to loan work-out, for the third quarter of 1996 legal expenses were $46,000 compared to $28,000 in the third quarter of 1995. Salary and benefit expenses for the third quarter of 1996 totaled $966,000 and represented 46.4% of total expenses compared to $895,000 or 54.2% in 1995. See "Comparison of Operating Expenses for Nine Months 1996
- Non-Interest Expenses" for information concerning "Deposit Insurance Funds Act of 1996" and changes in employee benefit plans.

INCOME TAX EXPENSES. Income tax expense for the third quarter of 1996 was $99,000 compared to $133,000 for the third quarter of 1995. The tax expense decreases as a result of lower pre-tax income and due to a higher level of obligations of state and political subdivision, in 1996 which provide income which is partially exempt from federal income taxes.

CAPITAL. A comparison of capital ratios is as follows:


                                      At                     At
                              September 30, 1996     December 31, 1995
                              ------------------     -----------------
  Leverage Capital                   7.84%                 10.05%
  Tier 1 Capital                    10.37%                 13.93%
  Total Capital                     11.62%                 15.18%

     The minimum capital requirements imposed by the FDIC for leverage capital, tier 1 capital and total capital are 3.0%, 4.0% and 8.0% respectively. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Bank was in compliance in both FDIC and PDB capital requirements at September 30, 1996 and December 31, 1995.

LIQUIDITY AND INTEREST RATE SENSITIVITY. Maintenance of liquidity for the Bank is coordinated by Asset Liability Committee ("ALCO"). Liquidity Policy is set by the Board of Directors with certain key ratios used to measure the Bank's liquidity. Bank liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal request while supporting the Bank's asset growth. The Bank's primary sources of liquidity include deposit generation, asset maturities and repayments. The Bank also maintains established lines of credit with the Federal Home Loan Bank (FHLB) of Pittsburgh and other correspondent banks which support liquidity needs. At September 30, 1996 the Flex Line Limit with the FHLB was $5,350,000 and maximum borrowing capacity of $54,135,000. The line had a zero balance at September 30, 1996.

     Total deposits have increased $30.7 million from December 31, 1995 to September 30, 1996 with $21.1 million of the growth attributable to the acquisition of three offices from Meridian Bank.

All categories of deposits increased during that period. The Bank used the proceeds from the deposits to fund loan growth of $16.4 million and $5.6 million increase in the investment portfolio. The Bank had $2.4 million invested in overnight federal funds at September 30, 1996 compared to $850,000 at December 31, 1996. At September 30, 1996, there were no federal funds purchased and $2.9 million of securities sold under agreements to repurchase.

     Sources of liquidity are available in the investment portfolio. Scheduled maturities, anticipated repayments and projected calls of investments, including the AFS portfolio, is $18.7 million over the next twelve months. Cash flow is also provided by the scheduled pay downs in the loan portfolio, including residential adjustable rate mortgages and consumer instalment credit.

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

     At September 30, 1996, the Bank had a positive 90 day gap of $23,895,000 and at one year a negative gap of $6,753,000. A positive gap at 90 days means the Company's interest sensitive assets are higher than its interest-sensitive liabilities. This would indicate that in a declining rate environment, the yield on earnings assets would decrease faster than the cost of interest-bearing liabilities. This risk is managed by ALCO strategies including investment portfolio structure, pricing of deposits, loan pricing and structure of fixed and variable rate products.

     Certain shortcomings are inherent in the method of analysis presented in the preceding paragraph. For example, although certain assets and liabilities may have similar maturities or periods following repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis over the life of the asset. Further, in the event of change in interest rates, prepayment levels and decay rates on core deposits may deviate significantly from those assumed in calculating the Banks gap.

                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

  Not applicable.

Item 2.  Changes in Securities
------------------------------

  Not applicable.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  Not applicable.

Item 5.  Other Materially Important Events
------------------------------------------

  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      None.

(b)   Reports on Form 8-K
      None.

NORWOOD FINANCIAL CORP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NORWOOD FINANCIAL CORP.

Date:                                    By:
     -----------------------------          ----------------------------
                                            William W. Davis, Jr.
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date:                                    By:
     -----------------------------          ----------------------------
                                            Lewis J. Critelli
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)