Form 10-K
period 1996-12-31
NORWOOD FINANCIAL CORP
filed 1997-03-31
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1996,

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .

Commission File No. 0-28366

                             Norwood Financial Corp.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Pennsylvania                                                  23-2828306
----------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation               I.R.S. Employer
or Organization)                                           Identification No.

717 Main Street, Honesdale, Pennsylvania                         18431
----------------------------------------------             -------------------
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (717) 253-1455
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:        None
                                                                   ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.        [X]

      As of March 11, 1997, there were 900,346 issued and outstanding 889,116 shares of the registrant's Common Stock.

      The Registrant's voting stock trades under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 11, 1997, was $29,785,386 ($33.50 per share based on 889,116 shares of
Common Stock outstanding).

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1996. (Parts I, II, and IV)

      2.    Portions  of  the  Proxy   Statement  for  the  Annual   Meeting  of
            Stockholders. (Part III)

PART I

Item 1.     Business.

General

      Norwood Financial Corp. (the "Company") is a Pennsylvania corporation organized in November 1995 at the direction of Wayne Bank ("Wayne Bank" or the "Bank") to facilitate the reorganization of the Bank into the holding company form of organization ("Reorganization"). On March 29, 1996, the Bank completed the Reorganization and became a wholly owned subsidiary of the Company. Prior to such date, the description of all financial information herein is that of the Bank.

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

      The Bank is an independent community-oriented bank with six offices in Wayne County and two offices in Pike County and one office in Susquehanna County. The Bank primarily serves the Pennsylvania counties of Wayne and Pike and to a much lesser extent, the counties of Lackawanna, Monroe and Susquehanna. These offices include three offices acquired from Meridian Bank as of March 25, 1996, one each in the counties of Wayne, Pike and Susquehanna. In addition, the Bank operates three automated teller machine only remote service facilities with one in Wayne County and two in Pike County.

      The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. At December 31, 1996, the Bank had total assets, deposits, and stockholders equity of $260.1 million, $229.3 million, and $21.5 million, respectively.

Competition

      The Company's primary market area of Wayne and Pike Counties, Pennsylvania, is rural and derives a significant portion of its economic base from businesses which serve the leisure time and youth camp markets. The market place has a large amount of seasonal dwellings, marina and lake activity, hunting, fishing, skiing and camping - tourism related activity. Wayne County will be more accessible to the western areas of Scranton and Wilkes-Barre with the completion prior to 1999 of the Lackawanna Industrial Highway. Pike County continues to experience growth above the state average through migration of residents from neighboring New York and New Jersey. The retail and services industries are growing accordingly. Pike County is within daily commuting distance of the New York/Northern New Jersey metropolitan area.

      The Bank is one of 16 financial institutions serving its immediate market area. The competition for deposit products comes from 10 commercial banks in the market area, one savings association and five credit unions. Deposit competition also includes a variety of insurance products sold by local agents and investment products such as mutual funds, annuity products and other securities sold by local and regional brokers. The Bank prices its deposit products, both rates paid and service charges to be competitive in its market area.

      The Bank is in a competitive environment for loan products. The Bank prices its loans to be competitive with local and regional competition, while remaining aware of risk elements.

Personnel

      As of December 31, 1996, the Bank had 104 full-time and 39 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

      The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residence as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank. The Bank offers longer term fixed rate mortgage products, a portion of which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Corporation (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac). Fixed rate home equity loans are made on terms up to 180 months, as well as offering a home equity line of credit. The Bank does a significant level of indirect dealer financing of automobiles, boats, and recreational vehicles through a network of over 30 dealers in Northeast Pennsylvania. In addition to automobile lending, the Bank recently began an auto leasing program through its dealer network.

      Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and letter of credit facilities.

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

      Commercial and commercial real estate lending entail significant additional risks when compared with residential mortgages and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market. A number of the Bank's commercial lending customers operate businesses related to leisure time and vacation related industries. As such they maybe subject to seasonal fluctuation in cash flow and are in part dependent on consumer vacation patterns.

      Types of Loans and Leases. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                                   At December 31,
                                              -------------------------------------------------------------------------------------
                                                       1996              1995             1994             1993           1992
                                              ----------------- ------------------ ---------------- --------------- ---------------
                                                 $        %        $          %        $        %       $      %       $       %
                                                ---      ---      ---        ---      ---      ---     ---    ---     ---     ---
                                                                         (Dollars in Thousands)
Type of Loans and Leases:
Commercial, Financial and Agricultural....   $ 29,679    16.8%  $ 33,891     22.0% $ 31,378   22.2% $ 31,421  23.0  $ 33,426  24.4
Real Estate-construction .................      1,602      .9%     1,380      0.9     3,480    2.5     1,748   1.3        --    --
Real Estate-mortgage .....................     91,401    51.6%    94,822     61.6    90,908   64.3    89,677  65.6    88,752  64.8
Installment Loans to Individuals .........     37,502    21.1%    23,800     15.5    15,543   11.0    13,948  10.2    14,770  10.8
Leases to Individuals (Net of unearned)....    16,981     9.6%        --       --        --     --        --    --        --    --
                                             --------    ----   --------     ----  --------   ----  --------  ----  --------  ----
   Total Loans ...........................    177,165     100%   153,892      100%  141,309    100%  136,794   100%   136,948  100%
                                                         ====                ====             ====            ====            ====
Less:  Unearned income ...................      2,611              1,798                608              799            1,037
   Allowance for loan losses .............      2,616              2,125              1,893            1,864            2,342
                                             --------           --------           --------         --------         --------
Total loans, net .........................   $171,938           $149,969           $138,808         $134,131         $133,569
                                             ========           ========           ========         ========         ========


      Maturities and Sensitivities of Loans and Leases to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 1996. Scheduled repayments are reported in the maturity category in which payment is due.


                           Less than     One to        Over
                            One Year   Five Years   Five Years     Total
                            --------   ----------   ----------     -----

Commercial, Financial
  and Agricultural         $  5,881     $ 18,067     $  5,731     $ 29,679
Real Estate -                 1,602          ---          ---        1,602
  Construction
Real Estate Mortgage          7,662       32,111       51,628       91,401
Leases (net)                  4,175       12,806          ---       16,981
Installment loans to
  individuals                 9,184       26,978        1,340       37,502
                           --------     --------     --------     --------
      Total                $ 28,504     $ 89,962     $ 58,699     $177,165
                           ========     ========     ========     ========

Loans with fixed-rate       $17,359      $52,494     $ 15,590     $ 85,443
Loans with floating
  rates                      11,145       37,468       43,661       91,722
                           --------     --------     --------     --------
      Total                $ 28,504     $ 89,962     $59,251      $177,165
                           ========     ========     =======      ========

      Nonaccrual, Past Due and Restructured Loans. The following table sets forth information regarding non-accrual loans, other real estate owned ("OREO"), and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated and restructured loans. The Bank had no troubled debt restructurings as defined in Statement of Financial Accounting Standards No.
114, "Accounting by Creditors for Impairment of a Loan."


                                                                                At December 31,
                                                                 -------------------------------------------------
                                                                 1996      1995       1994       1993       1992
                                                                 ----      ----       ----       ----       ----
                                                                                (In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other .................................   $ 1,633    $ 1,572    $ 2,754    $ 3,276    $   611
  Real estate ..............................................     1,790      2,205      2,175      2,631      2,078
  Consumer .................................................        28         48         --         --          1
                                                               -------    -------    -------    -------    -------
Total ......................................................   $ 3,451    $ 3,825    $ 4,929    $ 5,907    $ 2,690
                                                               =======    =======    =======    =======    =======

Accruing loans which are contractually past 90 days or more:
   Commercial and all other ................................   $    38    $    55    $   553    $   609    $ 2,444
   Real estate .............................................        --         --      2,716      2,061      1,450
   Consumer ................................................         4         --          7          5        141
                                                               -------    -------    -------    -------    -------
Total ......................................................   $    42    $    55    $ 3,276    $ 2,675    $ 4,035
                                                               =======    =======    =======    =======    =======

Total non-performing loans .................................   $ 3,493    $ 3,880    $ 8,205    $ 8,582    $ 6,725
Other real estate owned ....................................     2,283      1,944      1,377    $ 1,715    $ 1,520
                                                               -------    -------    -------    -------    -------
Total non-performing assets ................................   $ 5,776    $ 5,824    $ 9,582    $10,297    $ 8,245
                                                               =======    =======    =======    =======    =======
Total non-performing loans to total loans...................      1.98%      2.55%      5.83%      6.31%      4.95%

Total non-performing loans to total assets..................      1.34%      1.79%      4.18%      4.43%      3.61%

Total non-performing assets to total assets.................      2.22%      2.68%      4.89%      5.32%      4.42%



     Potential Problem Loans. As of December 31, 1996, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Impaired Loans. At December 31, 1996 and 1995 the recorded investment in loans considered impaired in accordance with Statement No. 114 and 118 were $2,877,248 and $3,713,104 respectively.

      Analysis of the Allowance for Loan and Lease Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                       At December 31,
                                                              ------------------------------------------------------------------
                                                                 1996          1995          1994          1993          1992
                                                                 ----          ----          ----          ----          ----
                                                                                    (Dollars in Thousands)

Total loans and leases net of unearned outstanding.........   $ 174,621     $ 152,094     $ 140,701     $ 135,995     $ 135,911

Average loans and leases outstanding ......................     160,517       145,990       136,314       135,659       134,928

Allowance balances at beginning of period .................       2,125     $   1,893     $   1,864     $   2,342     $   2,000
Charge-offs:
   Commercial and all other ...............................        (820)         (448)         (709)         (767)       (1,112)
   Real estate ............................................        (226)         (353)         (306)         (587)         (130)
   Consumer ...............................................        (320)         (123)          (82)          (79)          (89)
                                                              ---------     ---------     ---------     ---------     ---------

Total .....................................................      (1,366)         (924)       (1,097)       (1,433)       (1,331)
Recoveries:
  Commercial and all other ................................          70           513            31            24            12
  Real estate .............................................          16             3             3             0             0
  Consumer ................................................          60            21            22            16            11
                                                              ---------     ---------     ---------     ---------     ---------
Total .....................................................         146           537            56            40            23
Provisions charged to expense .............................       1,710           619         1,070           915         1,650
                                                              ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period ........................   $   2,615     $   2,125     $   1,893     $   1,864     $   2,342
                                                              =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding ..............................        1.50%         1.40%         1.35%         1.37%         1.72%
Net loans charged off as a percent of
  average loans outstanding ...............................         .76%         0.27%         0.76%         1.03%         0.97%


Allocation of the Allowance For Loan and Lease Losses. The following table sets forth the allocation of the Bank's allowance for loan and lease losses by category and the percent in each category to total at the date indicated.


                                                                                 At December 31,
                                            ---------------------------------------------------------------------------------------
                                                    1996               1995            1994              1993            1992
                                            ------------------ ----------------- ---------------- ----------------- ---------------

                                                         % of            % of              % of              % of            % of
                                                        Loans            Loans             Loans            Loans            Loans
                                                       to Total         to Total         to Total          to Total         to Total
                                              Amount    Loans    Amount   Loans  Amount    Loans   Amount   Loans    Amount  Loans
                                              ------    -----    ------   -----  ------    -----   ------   -----    ------  -----

Commercial, financial and agricultural      $    871    16.8%  $   927    22.0%  $  793    22.2%  $  963    23.0%   $  609   24.4%
Real Estate - Construction                        38      .9%       14     0.9       29     2.5       19     1.3        --     --
Real Estate - Mortgage                           727    51.6%      909    61.6      759    64.3      810    65.6     1,205   64.8
Installment loans to individual260                      21.1%      155    15.5       87    11.0       72    10.2       160   10.8
Leases                                            85     9.6%       --      --       --      --       --      --        --     --
Unallocated                                      635      --       120      --      225      --       --      --       367     --
                                            --------    ----   -------      --   ------    ----   ------    ----    ------   ----
     Total                                  $  2,615     100%  $ 2,125   100.0%  $1,893   100.0%  $1,864   100.0%   $2,342  100.0%
                                            ========     ===   =======   =====   ======   =====   ======   =====    ======  =====


-------------------------
(1)  Includes specific reserves for assets classified as loss.

Investment Activities

      General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

      Securities Portfolio. Carrying values of securities at the dates indicated are as follows:



                                          At December 31
                                   ----------------------------
                                    1996       1995      1994
                                   --------  -------   --------
Investment Securities:
(carrying value)
  U.S. Government Securities ...   $ 3,993   $ 5,521   $15,288
  Obligations of U.S. ..........
  Government Agencies ..........    25,858    18,717     2,954
  Obligations of state and
  political subdivisions .......    13,979    12,003     9,390
  Corporate Notes and bonds ....       503       972     8,458
  Mortgage-backed Securities ...    11,359     9,028      --
  Equity Securities ............     2,018     2,640     2,569
                                   -------   -------   -------
     Total Investment Securities   $57,710   $48,881   $38,659
                                   =======   =======   =======
Market value of Investment
Securities .....................   $57,945   $49,034   $38,485
                                   =======   =======   =======

      Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's investment securities portfolio at December 31, 1996. All yields are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity as shown below is based upon expected average lives rather than contractual terms. Equity securities with no stated maturity are classified as "One year or less."


                                                    After One through   After Five through                           Total
                                 One Year or Less       Five Years          Ten Years       After Ten Years    Investment Securities
                                 -----------------  ------------------- ------------------ ------------------  --------------------
                                 Carrying  Average  Carrying   Average  Carrying Average   Carrying   Average    Carrying  Average
                                   Value    Yield     Value     Yield     Value   Yield      Value     Yield       Value    Yield

U.S. Government Securities        $   501    5.51 %  $ 3,492    5.85%  $    --      --%    $    --        --     $ 3,993     5.81%
  Obligations of U.S.                  --      --     14,516    6.50%   10,062    7.37%      1,280      7.02%     25,858     6.86%
    Government Agencies
  Obligations of state and            500    7.47%       500    7.43%      982    7.62%     11,997      8.27%     13,979     8.17%
    political subdivisions(3)
  Corporate Notes and bonds           503    5.51%        --                                    --        --         503     5.51%
  Mortgage-backed Securities(1)       441    7.24%     6,747    6.92%    1,291    7.34%      2,880      7.45%     11,359     7.11%
  Equity Securities(2)              2,018    4.95%        --      --%       --      --%         --        --%      2,018     4.95%
                                  -------    ----    -------    ----   -------    ----     -------       ----    -------     ----
     Total Investment Securities  $ 3,963    5.66%   $25,255    6.54%  $12,335    7.39%    $16,157       8.02%   $57,710     7.07%
                                  =======    ====    =======    ====   =======    ====     =======       ====    =======     ====

Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

1.  Maturity is based upon expected average lives rather than contractual terms.
2. Equity securities with no stated maturity are classified as 'One year or less'.
3. Includes $8,804,889 in securities classified as held-to-maturity with a market value of $9,040,338.

Deposit Activities.

      General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and non-interest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail and IRA instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts. Other services the Bank offers its customers on a limited basis include cash management, direct deposit, ACH activity and payroll processing. The Bank operates eleven automated teller machines and is affiliated with MAC, PLUS and CIRRUS networks.

      Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996.


                                                    Certificates
                                                    of Deposits
                                                    -------------
Maturity Period                                     (In Thousands)

Within three months............................    $    14,735
Over three through six months..................          7,226
Over six through twelve months.................          4,080
Over twelve months.............................          2,849
                                                   -----------
                                                   $    28,890
                                                   ===========

Short-Term Borrowings

      The following table sets forth information concerning only short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury demand notes, that the Company had during the periods indicated.



                                             Year ended December 31,
                                          -----------------------------
                                           1996        1995      1994
                                          ------     -------    ------
Short-term borrowings:
  Average balance outstanding .........   $ 4,902    $ 2,631    $ 2,110
  Maximum amount outstanding at any
    month-end during the period .......    11,967      9,277      2,819
  Weighted average interest rate during
  the period ..........................      5.04%      5.53%      3.57%
Total short-term borrowings at end of
period ................................   $ 3,227    $ 2,031    $ 1,589

Trust Activities

      The Bank operates a Trust Department which provides estate planning, employee benefit plan administration, investment management and financial planning to Bank customers. At December 31, 1996, the Bank acted as trustee for $44.3 million of assets.

Subsidiary Activities

      The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. ("NIC"), incorporated in 1996, is a Pennsylvania licensed insurance agency, a wholly-owned subsidiary of the Bank. NIC business is annuity and mutual fund sales primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through CoreLink Financial Inc., a registered broker/dealer.

     WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

Personnel

      As of December 31, 1996, the Company and the Bank had 104 full-time and 39 part-time employees. None of the Company employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company
-------------------------

      General. The Company is a bank holding company within the meaning of Pennsylvania Banking Code of 1965 and the Bank Holding Company Act of 1956 (the "Act"). As such, the Company is subject to regulation by the PDB and the Board of Governors of the Federal Reserve System ("FRB"). As an FDIC insured subsidiary of a bank holding company, the Bank is subject to certain restrictions in dealing with the Company and with other persons from time to time affiliated with the Bank, and is subject to examination and supervision by the PDB and the FDIC. In addition, the FRB has enforcement authority over the Company and its non-bank subsidiaries which also permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for stockholders of the Company.

      A bank holding company is prohibited under the Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh the possible adverse effects. See "- Permitted Non-Banking Activities."

      As a bank holding company, the Company is required to file with the FRB an annual report and any additional information as the FRB may require pursuant to the Act. The FRB also examines the Company and its subsidiaries.

      Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Act on extensions of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. Furthermore, under amendments to the Act and regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or providing any property or services. Generally, this provision provides that a bank may not extend credit, lease or sell property, or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to the bank holding company, or to any other subsidiary of the bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, the bank holding company, or any subsidiary of the bank.

      Permitted Non-Banking Activities. The FRB permits bank holding companies to engage in non-banking activities or businesses so closely related to banking or to managing or controlling banks so as to be a proper incident thereto. FRB approval notice is required before the Company or a non-bank subsidiary of the Company may engage in any such activities or before such a business may be acquired. The FRB is authorized to differentiate between activities that are initiated by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern.

      Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

      Commitments to Affiliated Depository Institutions. Under FRB policy, the Company will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The enforceability and precise scope of this policy is unclear, however, in light of recent judicial precedent; however, should the Bank require the support of additional capital resources, it should be anticipated that Company will be required to respond with any such resources available to it.

      Pennsylvania Regulation of Acquisition of the Company. The Company is organized under Pennsylvania law. Because the Company will not be a "registered company" under Pennsylvania law, the Company included in its Articles of Incorporation certain provisions governing mergers, takeovers, business combinations, and other similar transactions applicable to registered companies in Pennsylvania.

      Federal Securities Law. The Company Common Stock is registered under the 1934 Act and therefore, the Company is subject to the information, reporting, proxy solicitation, and insider trading restrictions and requirements under the 1934 Act.

Regulation of the Bank
----------------------

      General. As a Pennsylvania chartered, BIF-insured bank, the Bank is subject to extensive regulation and examination by the PDB, the FDIC, which insures its deposits to the maximum extent permitted by law, and to a much lesser extent, by the FRB. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the PDB, the FDIC or the United States Congress could have a material adverse impact on the Company, the Bank and their operations.

      Pennsylvania Banking Law. The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state chartered bank may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

      The PDB generally examines each bank not less frequently than once every two years. The Banking Code permits the PDB to accept the examinations and reports of the FDIC in lieu of the PDB's examination. The present practice is for the PDB to conduct individual examinations. The PDB may order any bank to discontinue any violation of law or unsafe or unsound business practice and may direct any director, trustee, officer, attorney or employee of a bank engaged in an objectionable activity, after the PDB has ordered the activity to be terminated, to show cause at a hearing before the PDB why such person should not be removed.

      Interstate Acquisitions. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with commercial banks authorizes (I) a bank or holding company thereof located in another state (a "foreign institution") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered bank and (ii) the establishment of branches in Pennsylvania by foreign institutions, in each case subject to certain conditions including (A) reciprocal legislation in the state in which the foreign institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania savings institutions and (B) approval by the PDB. Pennsylvania law also provides for nationwide branching by Pennsylvania-chartered banks, subject to the PDB's approval and certain other conditions.

      On September 29, 1994, the United States Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), which amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law will allow, effective September 29, 1995, the acquisition by a bank holding company of a bank located in another state.

      Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. Pursuant to the Interstate Banking Law, states may also enact legislation to allow for de novo interstate branching by out of state banks.

      Pennsylvania has enacted "opt-in" legislation authorizing full interstate branching for state-chartered financial institutions prior to June 1, 1997. This legislation allows out-of-state banks to branch into Pennsylvania either by buying an existing bank or converting it into a branch or by setting up a de novo branch. The law requires reciprocity from the other state until June 1, 1997. The legislation also allows state-chartered banks the same rights as federally chartered banks to branch into other states that allow interstate branching.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the BIF to a maximum of $100,000 for each insured account (as defined by law and regulation). Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

      The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Under applicable regulations, institutions are assigned to one of three capital groups based on the level of an institution's capital (i.e., "well capitalized," "adequately capitalized" and "undercapitalized"). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Because the BIF exceeded its statutory required ratio of reserves to insured deposits, the Bank paid approximately $2,000 in federal deposit insurance premiums for year ended December 31, 1996.

      Beginning January 1, 1997, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank will pay, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Based on total deposits as of December 31, 1996, had the Act been in effect, the Bank's annual deposit insurance premium would have been approximately $15,000. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

      Regulatory Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy prescribing the capital adequacy requirements for state-chartered banks, some of which, like the Bank, are not members of the Federal Reserve System. At December 31, 1996, the Bank exceeded all regulatory capital requirements and is classified as "well capitalized."

      The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

      The FDIC also requires that state-chartered banks meet a risk-based capital standard. The risk- based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

      A bank which has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

      The following table sets forth the Company's regulatory capital position as of December 31, 1996 as compared to the minimum capital requirements imposed by the FDIC. (The Bank's ratios do not significantly differ from the Company's).


                                                                Percent of
                                           Amount            Adjusted Assets
                                           ------            ---------------
                                              (Dollars in Thousands)

Leverage Capital...................       $19,415                  7.64%
  Required.........................        10,098                  4.00%
                                          -------                 -----
  Excess...........................       $ 9,317                  3.64%
                                          =======                 =====

Tier 1 Capital.....................       $19,415                 10.26%
  Required.........................         7,572                  4.00%
                                          -------                 -----
  Excess...........................       $11,843                  6.26%
                                          =======                 =====

Total Capital......................       $21,784                 11.51%
  Required.........................        15,144                  8.00%
                                          -------                 -----
  Excess...........................       $ 6,640                  3.51%
                                           ======                 =====


      The Bank is also subject to more stringent PDB guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total risk-
based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

      The Bank was in compliance in both the FDIC and Pennsylvania capital requirements at December 31, 1996.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a commercial bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, and to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu. The Bank received an "outstanding" rating in its last CRA examination in May, 1995.

      Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a bank or its subsidiaries and its affiliates be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Company and any company which would be under common control with the Bank.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed.

      Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, interest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the PDB. At December 31, 1996, the Bank met its reserve requirements.

Item  2.  Description of Properties
-----------------------------------

      The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and eight additional branch offices. The Bank's total investment in office property and equipment is $12.5 million with a net book value of $7.8 million at December 31, 1996. The Bank currently operates automated teller machines at seven of its branch offices and three automated teller machine only facilities.

Item 3.  Legal Proceedings
--------------------------

      Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

      None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

      Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 ("Annual Report") on page 11, and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report on page 1, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The table that follows sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are expected to reprice or mature in each of the future time periods shown.

      The table also indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The assumptions used in the table are included in the notes thereto. Management believes that the assumptions used to evaluate the vulnerability of the Bank's operations to changes in interest rates are reasonable. The interest rate sensitivity of the Bank's assets and liabilities as shown in the table below could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.



                                                Less than     90 Days       One to       Over
                                                 90 Days     to 1 Year    Five Years  Five Years    Total
                                              ------------ ------------ ------------ -----------  ---------
($    000)

Interest Earning Assets
   Money Market Instruments ................   $   8,037    $       0      $             $            $  8,037
   Loans and Leases ........................      47,334       46,297        62,984        17,939      174,554
   Investment Securities ...................       3,511        9,963        26,116        18,120       57,710
                                               ---------    ---------     ---------     ---------     ---------
      Total Rate Sensitive Assets ..........      58,882       56,260        89,100        36,059      240,301

Interest bearing Liabilities
   Time Deposits ...........................      34,668       52,964        25,742                    113,374
   Interest-bearing checking ...............       1,011        3,030        16,161                     20,202
   Money market and statement
     savings ...............................       6,192       18,585        45,721                     70,498
   Other Borrowed Funds ....................       3,227                        150         2,292         5,669
                                               ---------    ---------     ---------     ---------    ---------
      Total rate sensitive liabilities......   $  45,098    $  74,579     $  87,774     $   2,292     $ 209,743
                                               =========    =========     =========     =========     =========

Incremental Gap ............................   $  13,784    $ (18,319)    $   1,326     $  33,767
                                               =========    =========     =========     =========
Cumulative Gap .............................   $  13,784    $  (4,535)    $  (3,209)    $  30,558
                                               =========    =========     =========     =========


Rate sensitive assets/rate sensitive
liabilities on a cumulative basis ..........      130.56%       96.21%        98.45%       114.57%


Except as set forth above, the above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 6 through 12 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The Consolidated Financial Statements of Norwood Financial Corp. and its subsidiaries, together with the report thereon by S.R. Snodgrass, A.C. appears in the Annual Report on pages 13 through 26 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers" at pages 3 to 6 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 22, 1997 (the "Proxy Statement"), which was filed with the Commission on March 31, 1997 and incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

      The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 6 through 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 3 through 4.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 11.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report.

                                      PAGE

Independent Auditors' Report.........................................       13
Consolidated Balance Sheets as of December 31, 1996 and 1995.........       14
Consolidated Statements of Income For the Years Ended
  December 31, 1996, 1995 and 1994...................................       15
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1996, 1995 and 1994...............       16
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994...................................       17
Notes to Consolidated Financial Statements...........................    18-26

      The remaining information appearing in the Annual Report is not deemed to be filed as part of this report, except as expressly provided herein.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

      (3)   Exhibits

            (a)   The following exhibits are filed as part of this report.

       3.1  Articles of Incorporation of Norwood Financial Corp.*
       3.2  Bylaws of Norwood Financial Corp.*
       4.0  Specimen Stock Certificate of Norwood Financial Corp.*
      10.1 Employment Agreement with William W. Davis, Jr., President and Chief Executive Officer
      10.2 Employment Agreement with Lewis J. Critelli, Senior Vice Presiden and Chief Financial Officer
      10.3 Form of Change-in-Control Severance Agreement with 9 key employees of the Bank
      10.4  Consulting Agreement with Russell L. Ridd
      10.5  Wayne Bank Stock Option Plan*
      11.0 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)
      13.0 Portions of the Annual Report to Stockholders for the fiscal year ended December 31, 1996
      21.0 Subsidiary of the Registrant (see "Item 1. Business - General" and "-Subsidiary Activity" herein)

      27.0  Financial Data Schedule**

            (b)   Reports on Form 8-K.

            None.

----------------------------
* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement, initially filed with the Commission on April 29, 1996, Registration No. 28366.

**    Only in electronic filing.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORWOOD FINANCIAL CORP

Dated:  March 11, 1997                    By:/s/ William W. Davis, Jr.
                                             --------------------------------
                                             William W. Davis, Jr.
                                             President, Chief Executive
                                              Officer and Director
                                             (Duly Authorized Representative)

    Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/  William W. Davis, Jr.            By:   /s/ Lewis J. Critelli
    ----------------------------------          --------------------------------
    William W. Davis, Jr.                       Lewis J. Critelli
    President, Chief Executive Officer          Senior Vice President and Chief Financial Officer
      and Director                              (Principal Financial and Accounting Officer)
    (Principal Executive Officer)

Date: March 11, 1997                      Date: March 11, 1997


By: /s/                                   By:  /s/ John E. Marshall
    -----------------------------------         -------------------------------
    Charles E. Case                             John E. Marshall
    Director                                    Director

Date: March ____, 1997                    Date: March 11, 1997


By: /s/ Daniel J. O'Neill                 By:   /s/ Dr. Kenneth A. Phillips
    -----------------------------------        --------------------------------
    Daniel J. O'Neill                           Dr. Kenneth A. Phillips
    Director                                    Director

Date: March 14, 1997                      Date: March 11, 1997

By: /s/ Gary R. Rickard                   By:   /s/ Russell L. Ridd
    -----------------------------------         -------------------------------
    Gary R. Rickard                             Russell L. Ridd
    Director                                    Chairman of the Board

Date: March 11, 1997                      Date: March 11, 1997


By: /s/ Harold A. Shook                   By:   /s/ John J. Weidner
    ----------------------------------          -------------------------------
    Harold A. Shook                             John J. Weidner
    Director                                    Director

Date: March 11, 1997                      Date: March 11, 1997