Form 10-Q
period 1997-03-31
NORWOOD FINANCIAL CORP
filed 1997-05-13
CIK 1013272

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended March 31, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     --------------.

                    Commission file number   0-28366
                                           -------------

                           Norwood Financial Corp.
                          ------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                23-2828306
-------------------------------              ----------------------
(State or other jurisdiction of                 (I.R.S. employer
incorporation or organization                   identification no.)

                               717 Main Street
                       Honesdale, Pennsylvania  18431
                      --------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code:   (717)253-1455
                                                      --------------
                                      N/A
             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                    if changed since last report)

Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of April 30, 1997
---------------------------------------            830,475 shares
Common stock, par value $0.10 per share  --------------------------------

                        NORWOOD FINANCIAL CORP.
                               FORM 10-Q
                  FOR THE QUARTER ENDED MARCH 31, 1997
                                 INDEX

                                                                 Page
                                                                Number

Part I -  CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
          FINANCIAL CORP.

Item 1.   Financial Statements                                    3
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           9

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                      18
Item 2.   Changes in Securities                                  18
Item 3.   Defaults upon Senior Securities                        18
Item 4.   Submission of Matters to a Vote of Security Holders    18
Item 5.   Other Materially Important Events                      18
Item 6.   Exhibits and Reports on Form 8-K                       18

Signatures                                                       19

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

NORWOOD FINANCIAL CORP.
Consolidated Balance Sheet (unaudited)*
(dollars in thousands)

                                                 March 31,     December 31,
                                                   1997           1996
                                                 ---------     ----------
ASSETS
 Cash and due from banks                        $   6,551     $    7,072
 Interest bearing deposits with banks                 824          1,187
 Federal funds sold                                     -          6,850
 Investment securities available for sale          50,288         48,906
 Investment securities (fair value of $8,879
         and $9,040)                                8,806          8,805
 Loans and leases (net of unearned income)        179,039        174,554
 Less: Allowance for loan and lease losses          2,740          2,616
                                                 ---------     ----------
    Net loans and leases                          176,299        171,938
 Bank premises and equipment, net                   7,876          7,779
 Other real estate                                  1,870          2,283
 Accrued interest receivable                        1,614          1,558
 Other assets                                       4,304          3,707
                                                 ---------     ----------
        TOTAL ASSETS                            $ 258,432     $  260,085
                                                 =========     ==========

LIABILITIES
 Deposits:
 Noninterest-bearing demand                     $  23,163     $   25,256
 Interest-bearing deposits                        195,684        204,073
                                                 ---------     ----------
    Total deposits                                218,847        229,329
 Short-term borrowings                             11,324          3,227
 Other borrowed funds                               2,445          2,442
 Accrued interest payable                           2,137          2,224
 Other liabilities                                  2,088          1,344
                                                 ---------     ----------
       TOTAL LIABILITIES                          236,841        238,566
                                                 ---------     ----------

STOCKHOLDERS' EQUITY
   Common Stock, $.10 par value,
   authorized 10,000,000 shares issued 900,796
   and outstanding 830,475 shares                      90             90
   Surplus                                          4,444          4,444
   Retained earnings                               19,244         18,861
   Treasury stock, at cost (11,230 shares)           (345)          (345)
   Unearned ESOP shares                            (1,950)        (1,950)
   Net unrealized gain on securities                  108            419
                                                 ---------     ----------
          TOTAL STOCKHOLDERS' EQUITY               21,591         21,519
                                                 ---------     ----------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $ 258,432     $  260,085
                                                 =========     ==========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statement of Income (unaudited)
(dollars in thousands, except per share data)

                                                Three Months Ended March 31,
                                                   1997           1996
                                                 ---------     ----------

INTEREST INCOME
 Interest and fees on loans and leases          $   3,871     $    3,512
 Investment securities                                924            806
 Federal funds sold and deposits
    with banks                                         45             24
                                                 ---------     ----------
       Total interest income                        4,840          4,342
                                                 ---------     ----------

INTEREST EXPENSE
 Deposits                                           2,059          1,795
 Short-term borrowings                                 51            116
 Other borrowed funds                                  54             54
                                                 ---------     ----------
 Total interest expense                             2,164          1,965
                                                 ---------     ----------

NET INTEREST INCOME                                 2,676          2,377
PROVISION FOR LOAN LOSSES                             250            150
                                                 ---------     ----------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          2,426         2,227
                                                 ---------     ----------

OTHER INCOME
 Service charges and fees                             172            127
 Trust department income                               47             51
 Investment securities gains/(losses)                   -              -
 Other                                                 56             42
                                                 ---------     ----------
     Total other income                               275            220
                                                 ---------     ----------

OTHER EXPENSES
 Salaries and benefits                                947            899
 Occupancy, furniture & equipment, net                314            265
 Shares tax                                            59             54
 Other real estate owned operations                    45             27
 Other                                                603            493
                                                 ---------     ----------
   Total other expenses                             1,968          1,738
                                                 ---------     ----------

INCOME BEFORE TAX                                     733            709
INCOME TAXES                                          176            171
                                                 ---------     ----------
NET INCOME                                      $     557     $      538
                                                 =========     ==========

EARNINGS PER SHARE                              $    0.67     $     0.62

Dividends per share                             $    0.21     $     0.21

Average shares outstanding                         830,475       874,514


See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)

                                                                                       Net
                                                                          Unearned   Unrealized
                                Common             Retained   Treasury      ESOP      Gain on
                                 Stock    Surplus  Earnings     Stock      Shares    Securities    Total
                                ------    -------  --------   --------    --------   ----------   -------

Balance, December 31, 1996     $    90   $ 4,444   $ 18,861   $  (345)   $ (1,950)   $   419     $  21,519

Net Income                                              557                                            557

Cash dividend declared                                 (174)                                          (174)
Net unrealized gain/(loss)
 on securities                                                                          (311)         (311)
                                -------   -------   --------   -------    --------    -------     ---------

Balance, March 31, 1997        $    90   $ 4,444   $ 19,244   $  (345)   $ (1,950)   $   108     $  21,591
                                =======   =======   ========   =======    ========    =======     =========

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Cash flows (Unaudited)
(dollars in thousands)

                                                Three Months Ended March 31,
                                                    1997          1996
                                                 ---------     ----------
OPERATING ACTIVITIES
Net Income                                      $     557     $      538
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan losses                           250            150
  Depreciation and amortization                       164            142
  Net amortization of investment securities            49             10
  Investment security gains, net                        -              -
  Loss on sale of other real estate, net                9             17
  Increase in core deposit intangible, net              -         (1,791)
  Decrease (increase) in accrued interest
    receivable                                        (56)          (245)
  Increase (decrease) in accrued interest
    payable                                           (87)            51
  Other, net                                          343           (311)
                                                 ---------     ----------
     Net cash provided by (used for)
       operating activities                         1,229         (1,439)
                                                 ---------     ----------
INVESTING ACTIVITIES
 Investment securities available for sale:
     Proceeds from sales of investment
       securities                                       -            502
     Proceeds from maturities of investment
       securities                                     112          5,378
     Purchases of investment securities            (2,107)       (15,078)
 Investment securities:
     Proceeds from maturities of investment
       securities                                       -            460
     Purchases of investment securities                 -              -
 Net increase in loans                             (6,996)          (761)
 Purchase of premises and equipment, net             (261)          (712)
 Proceeds from sales of other real estate             404            183
 Proceeds from sales of loans                       2,351            125
                                                 ---------     ----------
      Net cash (used for) investing
        activities                                 (6,407)        (9,903)
                                                 ---------     ----------
FINANCING ACTIVITIES
 Increase (decrease) in deposits, net             (10,482)        18,303
 Net increase in borrowings                         8,102          5,864
 Purchase of treasury stock                             -           (285)
 Cash dividends paid                                 (176)             -
                                                 ---------     ----------
     Net cash provided by (used for)
       financing activities                        (2,556)        23,882
                                                 ---------     ----------
     Increase (decrease) in cash and
        cash equivalent                            (7,734)        12,540

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                             15,109          6,448
                                                 ---------     ----------

CASH AND CASH EQUIVALENTS
   END OF PERIOD                                $   7,375     $   18,988
                                                 =========     ==========

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------

Basis of Presentation
---------------------

     The consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp. and Norwood Investment Corp. All significant intercompany transactions have been eliminated in consolidation. The investments in subsidiaries on the Company's financial statements are carried at the Company's equity in the underlying net assets.

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the period ended December 31, 1997 or any other period.

     For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1996 Annual Report filed on Form 10-K (File No. 0-28366).

Earnings Per Share
------------------

     Earnings per share computations are based on the weighted average number of shares outstanding which was 830,475 and 874,514 for the periods ending March 31, 1997 and March 31, 1996 respectively.

Cash Flow Information
---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

     Cash payments for interest for the period ended March 31, 1997 and 1996 were $2,105,000 and $1,914,000 respectively. There were no cash payments for income taxes in 1997 compared to $41,214 in 1996. Non-cash investing activity for 1997 and 1996 include foreclosed mortgage loans transferred to real estate owned of $0 and $943,810, respectively.

Reclassification of Comparative Amounts
---------------------------------------

     Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.

Pending Accounting Pronouncement
--------------------------------

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on control-oriented "financial-components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of Statement No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on financial position or results of operations.

     On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement
No. 128 will become effective for the Corporation beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income availability to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Corporation will adopt Statement No. 128 on January 1, 1998 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Corporation's financial position or results of operations.

Employee Benefit Plans
----------------------

Employee Stock Ownership Plan (ESOP)
------------------------------------
     On August 27, 1996, the Board of Directors approved the creation of a leveraged employee stock ownership plan ("ESOP") for the benefit of employees who meet the eligibility requirements which include having completed one year of service with the Company and having attained age twenty-one. The ESOP Trust purchased shares of the Company's common stock with proceeds from a loan from the Company. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments. The loan bears interest at the prime rate adjusted annually. Interest is payable annually and principal payable in equal annual installments over ten years. The loan is secured by the shares of the stock purchased.

     As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year. The Company accounts for its leveraged ESOP in accordance with Statement of Position 93-6. Accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in the consolidated balance sheet. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.

Defined Benefit Pension Plan
-----------------------------
     On February 11, 1997, the Company decided to discontinue to provide benefits under the defined benefit plan. The Company plans to settle the obligations under the defined benefit plan during 1997. The effects of the settlement cannot be determined at this time.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------------

Financial Condition
-------------------

General
-------

     Total assets at March 31, 1997, were $258.4 million, decreasing $1.7 million from $260.1 million at December 31, 1996. The decline in assets is principally due to seasonal downturn in retail deposits and a lower level of public funds including school district deposits. The lower level of deposits results in a decrease of $6.85 million in federal funds sold and an increase of $8.1 million in short-term borrowings to fund loan growth of $4.5 million.

Investments
-----------

     Federal funds sold declined from $6,850,000 at December 31, 1996 to no federal funds sold at March 31. The proceeds were used to fund loan growth and offset decrease in deposits. At March 31, 1997, the fair value of the available for sale portfolio was $50.3 million compared to $48.9 million at year-end. The growth was principally due to an increase in US Treasury notes with maturities of two and three years. The held-to-maturity portfolio, which consists principally of longer term municipals, at $8.8 million showed no change from December 31. The fair market value of securities held-to-maturity at March 31, 1997 was $8,879,000 compared to book value of $8,806,000.

Loans and Leases
----------------

     Total loans were $179 million at March 31, 1997, an increase of $4.5 million or 2.6% from year-end 1996. The growth was principally attributable to indirect financing and automobile leasing. Indirect financing which includes automobile and marine lending totaled $26.7 million at March 31, an increase of $2 million. Auto leasing outstandings grew $6.3 million to $23.3 million. The indirect and auto leasing volume is originated through a network of over 35 dealers geographically disbursed throughout northeastern Pennsylvania and has an average term of 50 months. These increases were offset by lower levels of residential mortgages amounting to $2 million and commercial mortgages of $1.5 million. The decrease in residential mortgages is principally a result of pay-downs in the Company's adjustable rate mortgages. The Company sells the majority of its fixed rate residential mortgages in the secondary market. During the first quarter, the Company sold its student loan portfolio of $1.5 million to Sallie Mae. Going forward, the Company will originate student loans through Sallie Mae, on a fee basis, and not hold the loans in portfolio.

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans and leases
(dollars in thousands)
                                           March 31, 1997    December 31,1996
                                          ----------------  -----------------
                                             $        %          $        %
                                          ----------------  -----------------

Commercial, financial and agricultural   $ 30,333   16.7%    $ 29,679   16.8%
Real Estate-construction                    1,791    1.0%       1,602    0.9%
Real Estate-mortgage                       87,388   48.0%      91,401   51.6%
Leases to individuals (net of unearned)    23,329   12.8%      16,981    9.6%
Instalment loans to individuals            39,076   21.5%      37,502   21.2%
                                          -------- ------     -------- ------
     Total loans and leases               181,917  100.0%     177,165  100.0%
Less: Unearned income                       2,848               2,611
                                          --------            --------
     Total loans and leases,
       net of unearned                   $179,069            $174,554
                                          ========            ========


Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                At or for the
(dollars in thousands)                    Three Months ended March 31
                                         ------------------------------
                                          1997                   1996
                                         -------                -------
Balance at beginning of period          $ 2,615                $ 2,125
Provision for loan losses                   250                    150
Charge-offs                                (148)                  (210)
Recoveries                                   23                     31
                                         -------                -------
Net charge-offs                            (125)                  (179)
                                         -------                -------
Balance at end of period                $ 2,740                $ 2,096
                                         =======                =======

Allowance to total loans and leases       1.53%                  1.38%
Net charge-offs to average loans
   (annualized)                            .28%                   .47%

     The allowance for loan losses totaled $2,740,000 at March 31, 1997 and represented 1.53% of total loans, increasing from $2,615,000 and 1.50% at year-end, and $2,096,000 and 1.38% at March 31, 1996. The provision for loan losses for the current quarter was $250,000, compared to $150,000 for the first quarter of 1996. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at March 31, 1997. While the allowance for loan losses as a percentage of total loans is comparable to peer group, prudence dictates it should be increased going forward given the current level of non-performing loans. As a result, the Company may continue to incur provisions to obtain the appropriate level.

     At March 31, 1997, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $2,606,000. This was comprised of $375,000 with related allowance of $23,000 and loans of $2,231,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from sale of operations of such collateral.

     At March 31, 1997, non-performing loans totaled $3,038,000 which is 1.68% of total loans decreasing from $3,493,000, or 1.98% of total loans at December 31, 1996. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                  March 31, 1997    December 31, 1996
                                        --------------    -----------------
Non-accrual loans:
 Commercial and all other                  $  1,594          $  1,633
 Real Estate                                  1,402             1,790
 Consumer                                        13                28
                                            --------          --------
     Total                                    3,009             3,451

Loans accruing which are past due
    90 days or more                              29                42
                                            --------          --------
  Total non-performing loans               $  3,038          $  3,493


  Other real estate owned                     1,870             2,283
                                            --------           -------
Total non-performing assets                $  4,908           $ 5,776
                                            ========           =======

Allowance for loan losses as a
     percent of non-performing loans            90.2%            74.9%
Non-performing loans to total loans             1.68%            1.98%
Non-performing assets to total assets           1.90%            2.22%

     Other real estate owned total $1,870,000 at March 31, 1997, decreasing principally due to sales, from $2,283,000 at December 31. In addition, properties with a total value in excess of $700,000 were under contract at March 31, with sales scheduled for April.

Deposits
--------

     Total deposits at March 31, 1996, were $218,847,000, a decrease of $10,482,000 from $229,329,000 at December 31, 1996. The decrease was principally attributable to lower level of time deposits over $100,000, which totaled $21.5 million at March 31 compared to $28.8 million at December 31. These deposits consisted primarily of school district deposits and other public funds with scheduled maturities in the first quarter of 1997.

Stockholders' Equity and Capital Ratios
---------------------------------------

     Total stockholders equity at March 31, 1997, was $21,561,000 compared to $21,519,000 at December 31, 1996. A comparison of capital ratios is as follows:

                         March 31, 1997          December 31, 1996
                         --------------          -----------------

Leverage                       7.7%                      7.7%
Tier 1 Capital                10.3%                     10.3%
Total Capital                 11.5%                     11.5%

     The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at March 31, 1997 and December 31, 1996.

Liquidity and Interest Rate Sensitivity
---------------------------------------

     Maintenance of liquidity is coordinated by the Asset/Liability Committee
(ALCO). Liquidity Policy is established by the Board of Directors with certain key ratios used to measure liquidity. The Company's liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. Primary sources of liquidity include deposit generation, borrowings available from other financial institutions, asset maturities and cash flows from loan repayments and investments.

     The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondents. At March 31, 1997 the maximum borrowing capacity with the FHLB was $48,371,000 with $4,000,000 repurchase agreement outstanding at March 31, 1997 compared to no outstandings at December 31, 1996.

     During the quarter ended March 31, 1997, the Company substituted short-term borrowings, which increased $8.1 million, for public fund time deposits which decreased $7.5 million. Sources of liquidity are available in the investment portfolio. Scheduled maturities, anticipated repayments and projected calls total $15.8 million over the next twelve months. Cash flow is also provided by scheduled pay downs in the loan portfolio. The Company believes its liquidity position is adequate at March 31, 1997.

     Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by ALCO. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is managed by using financial modeling techniques to measure the impact of changes in interest rates.

     Net interest income, which is the primary source of the Company's earnings, is affected by interest rate movements. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies, including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net
interest income from the effects of changes in interest rates.   The Company
employs net interest simulation modeling to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At March 31, 1997, the level of net interest income at risk in a 200 basis points increase or decrease was within policy limits.

     Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps - the difference between interest-sensitive assets and interest-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

     At March 31, 1997, the Company had a positive 30 day gap position of $10,686,000. A positive gap means interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 30 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.

     The Company analyzes and measures the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. Management believes that the assumptions used to evaluate the vulnerability of the Company's operations to changes in interest rates are reasonable.

The interest rate sensitivity of the Company's assets and liabilities could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. Finally, the ability of borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

Results of Operation
--------------------

Comparison of Operating Results for Three Months Ended March 31, 1997 and
1996
-------------------------------------------------------------------------

General
-------

     For the first quarter of 1997, net income totaled $557,000, or $.67 per share compared to $538,000, or $.62 per share earned during the first quarter of 1996. Return on average assets and return on average equity for the period were .87% and 10.23%, respectively.

Net Interest Income
-------------------

     Net interest income, on a fully taxable equivalent basis (FTE) for the first quarter of 1997 was $2,777,000, an increase of $297,000, or 12%, over 1996. The resultant FTE net interest spread and net interest margin for 1997 were 4.10% and 4.65%, respectively, compared to 4.19% and 4.79%, respectively, in 1996. The decrease in net interest margin was principally the result of lower earning asset yields, 8.27% in 1997 first quarter, declining 31 basis points from 8.58% in 1996.

     Interest income on an FTE basis totaled $4,941,000 for the quarter, an
increase of $496,000.   The increase was due to $31.7 million growth in
average earning assets. The yield on investment securities, held-to-maturity and available-for-sale, increased 47 basis points and 20 basis points, respectively from 1996. This was principally due to extending the average term of the portfolio. The yield on the loan portfolio for the first quarter of 1997 was 8.77%, compared to 9.25%. The decline in yield was due to change in the mix of the loan portfolio. On average, loans and leases increased $24.8 million, or 16.3%. The increase consisted principally of growth in lower yielding indirect automobile lending $12.1 million and automobile leasing $20.4 million, offset by lower levels of higher yielding commercial and real estate loans. The income earned on the loan portfolio, was $3,873,000 increasing from $3,512,000 in 1996.

     Total interest expense for the current period was $2,164,000 compared to $1,965,000 in 1996, for a resulting cost of interest-bearing liabilities of

4.17%, decreasing from 4.39% in the first quarter of 1996. The Company funded its growth in earning assets principally from deposit growth. Average interest bearing deposits increased $32.5 million of which $18.1 million represents deposits purchased from Meridian Bank in March 1996. The costs of deposits declined 17 basis points to 4.11%, with decreases in all categories.

Non-interest Income
-------------------

     Non-interest income for three months of 1997 totaled $275,000, an increase of $55,000 or 25% over 1996. The increase was principally due to higher levels of service charges on deposits, of $27,000 which includes ATM surcharge fee, an increase income on loan sales, servicing and processing of
$15,000.   Commissions earned on sales of annuities and mutual funds through
Norwood Investment Corp. totaled $11,000 for the quarter. The Company recently introduced a debit card product and changed its merchant card processor, both of which could add to fee income going forward.

Non-interest Expense
--------------------

     Non-interest expenses totaled $1,968,000 for the quarter, an increase of $230,000 or 13.2% over 1996. The increase was principally due to expense associated with the Meridian offices acquired in March 1996 of $149,000 and the auto lease program of $53,000. Total salary and benefits for the period were $947,000 compared to $899,000 in 1996, an increase of 5.3% in part due to the branches acquired in March 1996. Cost of other real estate owned was $45,000 for the quarter, increasing from $27,000 in 1996. The Company continues to incur legal costs to resolve non-performing assets which totaled $48,000 for the quarter. The Company reduced certain expenditures in the first quarter including marketing costs by $20,000 and consulting expenses, incurred in 1996 for human resources and technology by $18,000. The efficiency ratio for the quarter ended March 31, 1997 was 64.4% which was unchanged from the prior year.

Income Tax Expense
------------------

     Income tax expense for the three months of 1997 was $176,000 for an effective tax rate of 24%, compared to $171,000 and 24% in 1996. The Company's effective tax rate is less than the statutory rate of 34% due to investments in obligations of state and political subdivisions which provide income which is partially exempt from federal income tax.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)



                                                              Three Months Ended March 31,
                                                         1997                            1996
                                             ----------------------------    ----------------------------
                                             Average              Average    Average              Average
                                             Balance    Interest    Rate     Balance    Interest    Rate
                                             -------    --------  -------    -------    --------  -------
                                               (2)         (1)                  (2)        (1)
                                                       (Tax equivalent basis, dollars in thousands)
Assets
Interest-earning assets:
   Federal funds sold. . . . . . . .       $   1,984    $    31     6.25%   $  1,564    $    20     5.12%
   Interest bearing deposits with banks        1,069         14     5.24         250          4     6.40
   Investment securities . . . . . . .         8,805        189     8.59      11,878        241     8.12
   Investment securities available for sale:
     Taxable investments . . . . . . . . .    45,338        732     6.46      38,419        602     6.27
     Tax-exempt securities . . . . . . . .     5,173        102     7.89       3,299         66     8.00
                                            ---------    -------   ------    --------    -------   ------

        Total investment securities
          available for sale . . . . . . .    50,511        834     6.60      41,718        668     6.40
     Loans and leases (3) (4). . . . . . .   176,641      3,873     8.77     151,852      3,512     9.25
                                            ---------    -------   ------    --------    -------   ------
        Total interest earning assets. . .   239,010      4,941     8.27     207,262      4,445     8.58

Non-interest earning assets:
   Cash and due from banks. . . . . . . ..     5,687                           5,524
   Allowance for loan losses . . . . . . .    (2,701)                         (2,175)
   Other assets. . . . . . . . . . . . . .    15,652                          13,725
                                            ---------                        --------
   Total non-interest earning assets . . .    18,638                          17,074
                                            ---------                        --------
Total Assets . . . . . . . . . . . . . . . $ 257,648                        $224,336
                                            =========                        ========

Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits. . . . $  45,154        291     2.58%   $ 40,565        290     2.86%
   Savings deposits. . . . . . . . . . . .    44,051        297     2.70      39,521        286     2.89


   Time deposits. . . . . . . . . . . . .    111,157      1,471     5.29      87,767      1,219     5.56
                                            ---------    -------   ------   ---------    -------   ------
      Total interest bearing deposits. .     200,362      2,059     4.11     167,853      1,795     4.28
Short-term borrowings. . . . . . . . . . .     4,772         51     4.27       8,746        116     5.31
Other borrowings . . . . . . . . . . . . .     2,442         54     8.85       2,582         54     8.37
                                            ---------    -------   ------   ---------    -------   ------
   Total interest bearing liabilities. . .   207,576      2,164     4.17     179,181      1,965     4.39
Non-interest bearing liabilities:
   Demand deposits . . . . . . . . . . . .    23,995                          18,867
   Other liabilities . . . . . . . . . . .     4,279                           3,504
                                            ---------                       ---------
      Total non-interest bearing
        liabilities . . . . . . . . . . .     28,274                          22,371
                                            ---------                       ---------
   Shareholders' equity. . . . . . . . .      21,798                          22,784
                                            ---------                       ---------
Total Liabilities and
   Shareholders' Equity. . . . . . . . .   $ 257,648                       $ 224,336
                                            =========                       =========

Net interest income (tax equivalent
   basis) . . . . . . . . . . . . . . . .                 2,777      4.10%               2,480      4.19%
                                                                    ======                         ======
Tax-equivalent basis adjustment. . . . . .                 (101)                          (103)
                                                        --------                       --------
Net interest income. . . . . . . . . . . .                2,676                          2,377
                                                        ========                       ========
Net interest margin (tax equivalent
   basis) . . . . . . . . . . . . . . . . .                           4.65%                         4.79%
                                                                     ======                        ======

[FN]
------------------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)    Average balances have been calculated based on daily balances.
(3)    Loan balances include non-accrual loans and are net of unearned income.
(4) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                  Increase/(Decrease)

                                      Quarter ended March 31, 1997 Compared to
                                               Quarter ended March 31, 1996

                                                     Variance due to
                                              -------------------------------
                                                 Volume     Rate        Net
                                              --------------------------------
                                                   (dollars in thousands)

Assets
Interest Earning Assets:
 Federal funds sold..........................   $    6     $     5     $   11
 Interest bearing deposits with banks.....          15          (5)        10
 Investment securities........................    (134)         82        (52)
 Investment securities available for sale:
    Taxable investments......................       111         19        130
    Tax-exempt securities....................        43         (7)        36
                                                 -------    -------     ------
       Total investment securities...........       154         12        166
 Loans                                            1,381     (1,020)       361
                                                 -------    -------     ------
    Total interest earning assets............     1,422       (926)       496

Interest bearing liabilities:
  Interest bearing demand deposits.........         123       (122)         1
  Savings deposits.............................     105        (94)        11
  Time deposits................................     605       (353)       252
                                                 -------    -------     ------
     Total interest bearing deposits.........       833       (569)       264
 Short-term borrowings ...................          (46)       (19)       (65)
 Other borrowings ...........................       (12)        12          -
                                                 -------    -------     ------
     Total interest bearing liabilities......       744       (545)       199
  Net interest income (tax-equivalent basis)    $   679    $  (382)    $  297
                                                 =======    =======     ======


----------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Part II.  Other Information

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of shareholders of the Company was held on April 22, 1997.

Proposal 1 - Election of Directors

     The following incumbent Class I Directors were nominated for and duly elected to the Board of Directors for a three year term expiring in 2000:
Charles E. Case, William W. Davis, Jr. and John E. Marshall.

     The results of the voting were as follows:

                                               Shares
                                       ----------------------
                                         For         Withheld
                                       ----------------------
          Charles E. Case              711,799          5,403
          William W. Davis, Jr.        715,652          1,550
          John E. Marshall             711,699          5,503

Item 5.
          None

Item 6.

          None
                                   18

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NORWOOD FINANCIAL CORP.

Date:                          By: \s\ William W. Davis, Jr.
      ---------------------        ----------------------------------------
                                   William W. Davis, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date:                          By: \s\ Lewis J. Critelli
      ---------------------        ----------------------------------------
                                   Lewis J. Critelli
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)