Form 10-Q
period 1997-06-30
NORWOOD FINANCIAL CORP
filed 1997-08-12
CIK 1013272

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended June 30, 1997

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                Commission file number    0-28366
                                       _______________

                        Norwood Financial Corp.
                       ------------------------
         (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23-2828306
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification no.)

                             717 Main Street
                      Honesdale, Pennsylvania  18431
                     --------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

Registrant's telephone number, including area code:   (717) 253-1455
                                                      --------------

                                    N/A
                     _________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report.)

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

               Class                         Outstanding as of July 31, 1997
_______________________________________                  830,475 shares
Common stock, par value $0.10 per share       ________________________________

                        NORWOOD FINANCIAL CORP.
                               FORM 10-Q
                  FOR THE QUARTER ENDED JUNE 30, 1997
                                 INDEX

                                                                   Page
                                                                  Number
                                                                  ------

Part I -  CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
          FINANCIAL CORP.

Item 1.   Financial Statements                                       3
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations              9

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                          20
Item 2.   Changes in Securities                                      20
Item 3.   Defaults upon Senior Securities                            20
Item 4.   Submission of Matters to a Vote of Security Holders        20
Item 5.   Other Materially Important Events                         N/A
Item 6.   Exhibits and Reports on Form 8-K                          N/A

Signatures                                                           21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                  -----------    ------------
ASSETS
 Cash and due from banks                          $     8,996    $      7,072
 Interest bearing deposits with banks                   1,103           1,187
 Federal funds sold                                     2,500           6,850
 Investment securities available for sale              43,849          48,906
 Investment securities (fair value of $9,130
         and $9,040)                                    8,807           8,805
 Loans and leases (net of unearned income)            185,591         174,554
 Less: Allowance for loan and lease losses              2,940           2,616
                                                  -----------    ------------
    Net loans and leases                              182,651         171,938
 Bank premises and equipment, net                       7,895           7,779
 Other real estate                                      1,026           2,283
 Accrued interest receivable                            1,361           1,558
 Other assets                                           4,010           3,707
                                                  -----------    ------------
        TOTAL ASSETS                              $   262,198    $    260,085
                                                  ===========    ============

LIABILITIES
 Deposits:
    Noninterest-bearing demand                    $    26,399    $     25,256
    Interest-bearing deposits                         194,055         204,073
                                                  -----------    ------------
       Total deposits                                 220,454         229,329
 Short-term borrowings                                 12,026           3,227
 Other borrowed funds                                   2,451           2,442
 Accrued interest payable                               1,823           2,224
 Other liabilities                                      2,773           1,344
                                                  -----------    ------------
       TOTAL LIABILITIES                              239,527         238,566
                                                  -----------    ------------
STOCKHOLDERS' EQUITY
 Common stock, $.10 par value, authorized
    10,000,000 shares issued 900,796 and
    outstanding 889,566 shares                             90              90
 Surplus                                                4,448           4,444
 Retained earnings                                     19,713          18,861
 Treasury stock, at cost (11,230 shares)                 (345)           (345)
 Unearned ESOP shares                                  (1,850)         (1,950)
 Net unrealized gain on securities                        615             419
                                                  -----------    ------------
          TOTAL STOCKHOLDERS' EQUITY                   22,671          21,519
                                                  -----------    ------------
          TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY         $   262,198    $    260,085
                                                  ===========    ============

[FN]
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Income (unaudited)
(dollars in thousands, except per share data)

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1997     1996       1997     1996
                                          ------------------  ----------------
INTEREST INCOME
  Interest and fees on loans and leases   $ 4,040  $ 3,584    $ 7,911  $ 7,096
  Investment securities                       905      889      1,829    1,695
  Federal funds sold and deposits
    with banks                                 36       75         81       99
                                          -------  -------    -------  -------
      Total interest income                 4,981    4,548      9,821    8,890
                                          -------  -------    -------  -------
INTEREST EXPENSE
  Deposits                                  2,012    1,888      4,071    3,683
  Short-term borrowings                       139       36        190      152
  Other borrowed funds                         56       55        110      109
                                          -------  -------    -------  -------
      Total interest expense                2,207    1,979      4,371    3,944
                                          -------  -------    -------  -------
INTEREST INCOME                             2,774    2,569      5,450    4,946
PROVISION FOR LOAN LOSSES                     300      200        550      350
                                          -------  -------    -------  -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 2,474    2,369      4,900    4,596
                                          -------  -------    -------  -------
OTHER INCOME
  Service charges and fees                    112      108        284      235
  Trust department income                      38       29         85       80
  Investment securities gains/(losses)         62        -         62        -
  Other                                       164      157        220      199
                                          -------  -------    -------  -------
       Total other income                     376      294        651      514
                                          -------  -------    -------  -------

OTHER EXPENSES
  Salaries and benefits                       905      968      1,852    1,867
  Occupancy, furniture & equipment, net       308      274        622      539
  Shares tax                                   61       55        120      109
  Other real estate owned operations          123      131        168      158
  Other                                       588      601      1,191    1,094
                                          -------  -------    -------  -------
       Total other expenses                 1,985    2,029      3,953    3,767

INCOME BEFORE TAX                             865      634      1,598    1,343
INCOME TAXES                                  221      131        397      302
                                          -------  -------    -------  -------
NET INCOME                                $   644  $   503    $ 1,201  $ 1,041
                                          =======  =======    =======  =======

EARNINGS PER SHARE                        $  0.78  $  0.58    $  1.45  $  1.20
                                          =======  =======    =======  =======

Dividends per share                       $  0.21  $  0.21    $  0.42  $  0.42
                                          =======  =======    =======  =======

Average shares outstanding                830,475  871,540    830,475  873,027

[FN]
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                       Net
                                                                          Unearned   Unrealized
                               Common               Retained   Treasury     ESOP      Gain on
                                Stock    Surplus    Earnings     Stock     Shares    Securities    Total
                               ------    -------    --------   --------   ---------  ----------  --------
Balance, December 31, 1996     $   90    $ 4,444    $ 18,861    $ (345)    $ (1,950)   $ 419     $ 21,519

Net Income                                             1,201                                        1,201
Cash dividend declared                                  (349)                                        (349)
Net unrealized gain/(loss) on
  securities                                                                             196          196
Release of earned ESOP shares                  4                                100                   104
                               ------    -------    --------    ------     --------    -----     --------

Balance, June 30, 1997         $   90    $ 4,448    $ 19,713    $ (345)    $ (1,850)   $ 615     $ 22,671
                               ======    =======    ========    ======     ========    =====     ========

[FN]
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Cash Flows (Unaudited)
(dollars in thousands)
                                                           Six Months Ended
                                                               June 30,
                                                           1997        1996
                                                        --------   ---------
OPERATING ACTIVITIES
Net Income                                              $  1,201   $   1,041
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses                                   550         350
 Depreciation and amortization                               477         296
 Net amortization of investment securities                     5           3
 Investment security gains, net                              (62)          -
 Loss on sale of other real estate, net                       58          64
 Proceeds from sales of loans                              3,007          85
 Increase in core deposit intangible, net                      -      (1,744)
 Decrease (increase) in accrued interest receivable          197         (41)
 Increase (decrease) in accrued interest payable            (401)       (119)
 Increase (decrease) in accrued taxes                        532        (277)
 Other, net                                                  660          93
                                                        --------   ---------
     Net cash provided by (used for)
       operating activities                                6,224        (249)
                                                        --------   ---------

INVESTING ACTIVITIES
Investment securities available for sale:
  Proceeds from sales of investment securities             5,980         502
  Proceeds from maturities of investment securities        1,523      11,234
  Purchases of investment securities                      (2,156)    (21,623)
Investment securities:
  Proceeds from maturities of investment securities            -       3,140
  Purchases of investment securities                           -           -
Net increase in loans                                    (14,579)     (6,918)
Purchase of premises and equipment, net                     (450)       (882)
Proceeds from sales of other real estate                   1,377         395
                                                        --------   ---------
     Net cash (used for) investing activities             (8,305)    (14,152)
                                                        --------   ---------
FINANCING ACTIVITIES
Increase (decrease) in deposits, net                      (8,875)     18,545
Net increase in borrowings                                 8,798       2,429
Purchase of treasury stock                                     -        (320)
Issuance of common stock                                       -          12
Cash dividends paid                                         (352)       (359)
                                                        --------   ---------
     Net cash provided by (used for)
       financing activities                                 (429)     20,307
                                                        --------   ---------

     Increase (decrease) in cash and cash equivalent      (2,510)      5,906

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            15,109       6,447
                                                        --------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 12,599   $  12,353
                                                        ========   =========

[FN]
See accompanying notes to the unaudited consolidated financial statements.

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

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the period ended December 31, 1997 or any other period.

     For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1996 Annual Report filed on Form 10-K (File No. 0-28366).

Earnings Per Share
------------------

     Earnings per share computations are based on the weighted average number of shares outstanding which was 830,475 and 871,540 for the three month periods ending June 30, 1997 and June 30, 1996 respectively. For the six month period June 30, 1997 and 1996 average shares outstanding were 830,475 and 873,027, respectively.

Cash Flow Information
---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

     Cash payments for interest for the six month period ended June 30, 1997 and 1996 were $4,472,584 and $4,063,481 respectively. There were no cash payments for income taxes in 1997 compared to $569,544 in 1996. Non-cash investing activity for 1997 and 1996 include foreclosed mortgage loans transferred to real estate owned of $209,995 and $1,146,810, respectively.

Reclassification of Comparative Amounts
---------------------------------------

     Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.

Pending Accounting Pronouncements
---------------------------------

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

     In July 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

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

Defined Benefit Pension Plan
----------------------------
     On February 11, 1997, the Company decided to discontinue to provide benefits under the defined benefit plan. The Company on August 1, 1997 received final IRS approval to terminate the plan and will settle obligations under the defined benefit plan during the third quarter of 1997. The effects of the settlement cannot be determined at this time.

Item 2.  Management Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------

Financial Condition
-------------------

General
-------

     Total assets at June 30, 1997, were $262.2 million, increasing $2.1 million from $260.1 million at December 31, 1996. The increase was principally due to $11.0 million of loan growth which was funded by cash flow from the investment portfolio, lower level of Federal Funds sold and increase in stockholders' equity. A decrease in time deposits over $100,000, of $13.1 million, primarily school district deposits and other public funds, was offset by $6 million increased borrowings from the Federal Home Loan Bank, and growth in core deposits.

Investments
-----------

     The fair value of investment securities available for sale was $43.8 million at June 30, 1997, decreasing from $48.9 million at December 31, 1996. The decrease was principally due to sales of $5.8 million of securities. The Company took advantage of bond market conditions in June to sell certain longer-term securities. The proceeds were used to fund loan growth and invested in shorter-term instruments. The held-to-maturity portfolio which consists of longer-term municipals, at $8.8 million showed no change from December 31. The fair market value of securities held to maturity at June 30, 1997 is $9,130,000 compared to book value of $8,807,000.

Loans and Leases
----------------

     Total loans and leases were $185.6 million at June 30, 1997, an increase of $11 million or 6.3% from year-end 1996. The growth was principally attributable to indirect financing and automobile leasing. Indirect financing which includes new and used automobile and marine lending increased $3.9
million to total $28.7 million at June 30, 1997.   Auto leasing portfolio
totaled $28.4 million at June 30, 1997, increasing $11.4 million from year-end 1996. The indirect and auto leasing volume is originated through a network of over 40 dealers geographically disbursed throughout Northeastern Pennsylvania and has an average term of less than 50 months. Commercial loans increased $1.5 million from year-end. Residential mortgages decreased $2.2 million principally as a result of pay downs in adjustable rate mortgages. The Company sells the majority of its fixed rate residential mortgages in the secondary market with sales totaling $1.5 million during 1997. The Company sold its student loan portfolio of $1.5 million to Sallie Mae. The Company will originate student loans through Sallie Mae, on a fee basis, and not hold the loans in portfolio.

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans and leases
(dollars in thousands)
                                             June 30, 1997   December 31, 1996
                                             -------------   -----------------
                                                 $       %         $       %
                                            --------  ----    --------  ----
Commercial, financial and agricultural      $ 30,839  16.4%   $ 29,679  16.8%
Real estate-construction                       2,186   1.2       1,602   0.9
Real estate-mortgage                          88,231  46.9      91,401  51.5
Leases to individuals (net of unearned)       28,373  15.1      16,981   9.6
Installment loans to individuals               38,392  20.4      37,502  21.2
                                            --------  ----    --------  ----
     Total loans and leases                  188,021 100.0%    177,165 100.0%
Less: Unearned income                          2,430             2,611
                                            --------          --------
Total loans and leases, net of unearned     $185,591          $174,554
                                            ========          ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                          At or for the       At or for the
                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
(dollars in thousands)                    1997      1996      1997      1996
                                        -------   -------   -------   -------

Balance at beginning of period          $ 2,740   $ 2,097   $ 2,616   $ 2,125

Provision for loan losses                   300       200       550       350
Charge-offs                                (150)     (208)     (299)     (418)
Recoveries                                   50        44        73        76
                                        -------   -------   -------   -------
Net charge-offs                            (100)     (164)     (226)     (342)
                                        -------   -------   -------   -------
Balance at end of period                $ 2,940   $ 2,133   $ 2,940   $ 2,133
                                        =======   =======   =======   =======

Allowance to total loans and leases        1.58%     1.36%     1.58%     1.36%
Net charge-offs to average loans
   (annualized)                             .22%     .43%      .25%      .45%


The allowance for loan losses totaled $2,940,000 at June 30, 1997 and represented 1.58% of total loans, increasing from $2,615,000 and 1.50% at year-end, and $2,133,000 and 1.36% at June 30, 1996. The provision for loan losses for the current year was $550,000, compared to $350,000 for 1996. The Bank's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at June 30, 1997. While the allowance for loan losses as a percentage of total loans is comparable to peer group, prudence dictates it should be increased going forward given the current level of non-performing loans. As a result, the Company may continue to incur provisions to obtain the appropriate level.

     At June 30, 1997, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $2,592,877. This was comprised of $414,738 with related allowance of $25,257 and loans of $2,178,139 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from sale of operations of such collateral.

     At June 30, 1997, non-performing loans totaled $2,927,000 which is 1.56% of total loans decreasing from $3,493,000, or 1.98% of total loans at December 31, 1996. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                    June  30, 1997    December 31, 1996
                                          --------------    -----------------

Non-accrual loans:
 Commercial and all other                     $ 1,423           $ 1,633
 Real estate                                    1,450             1,790
 Consumer                                          12                28
                                               ------            ------
     Total                                      2,885             3,451

Loans accruing which are past due
    90 days or more                                42                42
                                               ------            ------
  Total non-performing loans                    2,927             3,493

  Other real estate owned                       1,026             2,283
                                               ------            ------
Total non-performing assets                    $3,953            $5,776
                                               ======            ======

Allowance for loan losses as a
     percent of non-performing loans            100.4%            74.9%
Non-performing loans to total loans              1.58%            1.98%
Non-performing assets to total assets            1.51%            2.22%

     Other real estate owned total $1,026,000 at June 30, 1997, decreasing principally due to sales, from $2,283,000 at December 31. The largest non-performing loan relationship is $1,050,000 and consists of the real estate and inventory of a marina. The Company is in the process of an orderly liquidation of the inventory and is aggressively marketing the real estate.

Deposits
--------

     Total deposits at June 30, 1997, were $220.5 million, a decrease of $8.9 million from December 31, 1996. The decrease was principally due to lower level of time deposits greater than $100,000 consisting primarily of school district deposits and other public funds. Non-interest bearing demand deposits totaled $26.4 million at June 30, 1997 representing 12% of total
deposits compared to $25.2 million and 11% at year-end.   A new tiered rate
money market account, introduced in June, totaled $2.5 million at June 30, 1997 with over 50% new funds.

Short-term Borrowings
---------------------

     Short-term borrowings at June 30, 1997 totaled $12,026,000, increasing from $3,227,000 at December 31, 1996. The increase is principally due to $6 million borrowing from the Federal Home Loan Bank with original term of three months maturing on July 23, 1997. Corporate cash management accounts and repurchase agreement were $5,025,000 at June 30, 1997 compared to $2,604,000 at December 31, 1996.

Stockholders' Equity and Capital Ratios
---------------------------------------

     Total stockholders' equity at June 30, 1997, was $22,671,000 compared to $21,519,000 at December 31, 1996. A comparison of capital ratios is as follows:

                         June 30, 1997           December 31, 1996
                         -------------           -----------------
Leverage                       7.9%                      7.7%
Tier 1 Capital                10.4%                     10.3%
Total Capital                 11.6%                     11.5%

     The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at June 30, 1997 and December 31, 1996.

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

     The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondents. At June 30, 1997 the maximum borrowing capacity with the FHLB was $48,371,000 with $6,000,000 repurchase agreement outstanding at June 30, 1997 compared to no outstandings at December 31, 1996.

     During the six months ended June 30, 1997, the Company substituted short-term borrowings, which increased $8.8 million, for public fund time deposits which decreased $12.4 million. Core deposits including savings and transactions accounts increased $3.4 million during the period. Sources of liquidity are also available in the investment portfolio. The Company did sell $5.8 million of securities during the second quarter, with part of the proceeds used to fund loan growth. Scheduled maturities, anticipated repayments and projected calls total $16 million over the next twelve months. Cash flow is also provided by scheduled pay downs in the loan portfolio. The Company believes its liquidity position is adequate at June 30, 1997.

     Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by ALCO. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is managed by using financial modeling techniques to measure the impact of changes in interest rates.

     Net interest income, which is the primary source of the Company's earnings, is affected by interest rate movements. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies, including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net
interest income from the effects of changes in interest rates.   The Company
employs net interest simulation modeling to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At June 30, 1997, the level of net interest income at risk in a 200 basis points increase or decrease was within policy limits.

     Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps - the difference between interest-sensitive assets and interest-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

     At June 30, 1997, the Company had a positive 30 day positive gap position of $14,036,000. A positive gap means interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 30 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.

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

Results of Operation
--------------------

Comparison of Operating Results for Six Months Ended June 30, 1997 and 1996
---------------------------------------------------------------------------

General
-------

     For the six months of 1997 net income totaled $1,201,000 or $1.45 earnings per share compared to $1,041,000 or $1.20 earnings per share for the prior year. Return on average assets and return on average equity for the period were .93% and 10.93% respectively, improving from .90% and 9.14% respectively in 1996.

Net Interest Income
-------------------

     Net interest income, on a fully taxable equivalent basis (FTE) for the six months of 1997 was $5,647,000, an increase of $477,000, or 9.2%, over 1996. The resultant FTE net interest spread and net interest margin for 1997 were 4.12% and 4.69%, respectively, compared to 4.30% and 4.87%, respectively, in 1996. The decrease in net interest margin was principally the result of lower earning asset yields, 8.32% in 1997 declining 26 basis points from 8.58% in 1996.

    Interest income on an FTE basis totaled $10,018,000 for the period, an
increase of $903,000.   The increase was due to $28.4 million growth in
average earning assets. The yield on investment securities; held-to-maturity and available-for-sale, increased 40 basis points and 6 basis points,
respectively from 1996.    The yield on the loan portfolio for the period of
1997 was 8.81%, compared to 9.26%. The decline in yield was due to change in the mix of the loan portfolio. On average, loans and leases increased $26.4 million, or 17.2%. The increase consisted principally of growth in lower yielding indirect automobile lending $11.7 million and automobile leasing $22.4 million, offset by lower levels of higher yielding commercial and real estate loans. The income earned on the loan portfolio, was $7,915,000 increasing from $7,100,000 in 1996.

     Total interest expense for the current period was $4,371,000 compared to $3,944,000 in 1996, for a resulting cost of interest-bearing liabilities of 4.20%, decreasing from 4.28% in the first six months of 1996. On average the Company funded its growth in earning assets principally from deposit growth. Average interest bearing deposits increased $22.6 million of which $10.1 million represents deposits purchased from Meridian Bank in March 1996. The costs of deposits declined 8 basis points to 4.11%, with decreases in all categories. The mix of deposits become more expensive with time deposits representing 55% increasing from 50% of interest-bearing deposits.

Non-interest Income
-------------------

     Non-interest income for six months of 1997 totaled $651,000. This includes $62,000 in investment securities gains principally related to sale of an equity holding in another financial institution. Excluding this gain, non-interest income is $589,000 compared to $514,000 in 1996, an increase of $75,000, or 14.6%. Service charges and fees increased $45,000 to $284,000 principally due to $33,000 of ATM surcharge fee income. Commissions on sales of annuities and mutual funds through Norwood Investment Corp. were $33,000 for the six months. Other increases in fee income include debit card introduced in April 1997 and improvements in merchant card processing.

Non-interest Expense
--------------------

     Non-interest expense totaled $3,953,000 for six months 1997 compared to $3,767,000 in 1996, an increase of $186,000 or 4.9%. The increase was principally due to full six month effect of three branches acquired from Meridian Bank in March 1996 of $151,000 and expenses of $73,000 related to increased auto leasing volume. Total salary and benefits were $1,852,000 compared to $1,867,000, with full-time equivalents of 117 at June 30, 1997, decreasing from 124 at June 30, 1996. The Company incurred FDIC assessment costs of $13,746 compared to $1,000 in 1996, with increase due to the assessment related to Financing Corp. (FICO) bond obligation as required by the Deposit Insurance Funds Act of 1996 (DIFA). The company continues to have expenses related to other real estate owned operations (OREO) which includes loss on sale, write-downs to realizable value and legal fees related to resolving non-performing assets. For the six months of 1997, OREO costs were $168,000 compared to $158,000 the prior year, with additional legal fees of $89,000, increasing from $74,000 in 1996. The Company reduced certain expenditures during the six months including marketing costs by $45,000; supply expenses by $20,000 as a result of outsourcing the purchasing; and consulting/training fees by $53,000 with costs related to technology, sales training and human resources incurred in 1996. The efficiency ratio for six months improved to 62.7% from 66.3% in 1996.

Income Tax Expense
------------------

     Income taxes for the period total $397,000 for an effective tax rate of 24.8% compared to $302,000 and 22.5% in 1996. The increase in the effective rate is principally due to a lower level of tax exempt securities and higher amount of pre-tax income in 1997.

Comparison of Operating Results for Three Months Ended June 30, 1997 and June 30, 1996
------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 1997, net income was $644,000 and increase of $141,000 or 28% from $503,000 earned for the second quarter of 1996. Earnings per share for 1997 period were $.78 compared to $.58 in 1996. Resultant return on assets and return on equity for second quarter of 1997 were .99% and 11.75% respectively, improving from .84% and 8.84% respectively, in 1996.

Net Interest Income
-------------------

     Interest income on an FTE basis totaled $5,077,000, an increase of $408,000 or 8.7% from 1996 period. The increase was principally due to higher level of earning assets in 1997. The yield on loans was 8.85% decreasing from 9.27% in 1996, primarily due to change in loan mix to lower yielding indirect lending and auto leasing. The total yield on earning assets was 8.35% in 1997, a decrease of 21 basis points from 1996.

     Total interest expense for 1997 second quarter was $2,207,000 compared to $1,979,000 in 1996, an increase of 11.5%. The total cost of funds in 1997 was 4.23% compared to 4.17% in 1996. The increase was principally due to more expensive deposit mix with higher level of certificates of deposit.

     With a decrease in earning asset yield and increase in cost of funds, the net interest spread for three months 1997 decreased to 4.14% from 4.38% in 1996, and net interest margin 4.73% down from 4.95% in 1996. However, with growth in earning assets, net interest income on an FTE basis increased $180,000 or 6.7%, to $2,870,000.

Non-Interest Income
-------------------

     Non-interest income totaled $376,000 for the second quarter of 1997 which included $62,000 gain on sales of securities. Excluding the gain on sale investment securities non-interest income was $314,000, an increase of $18,000 over second quarter of 1996. The increase was principally due to ATM surcharge income, trust fees and fees associated debit card and merchant card processing.

Non-Interest Expense
--------------------

     Non-interest expense of $1,985,000 for the 1997 period, decreased $44,000 or 2.2% from 1996. Salary and benefit costs decreased 6.5% due to lower staffing levels. Costs associated with OREO totaled $123,000 for the period, down from $131,000 in 1996. Efficiency ratio for the quarter was 62.3% improving from 68.3% in 1996.

Income Taxes
------------

     Income taxes totaled $221,000 for the quarter for an effective tax rate of 25.6% compared to $131,000 and 20.7% in 1996. The increase in effective rate is principally due to lower level of tax-exempt income and higher per-tax income.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                               Six Months Ended June 30,
                                          ---------------------------------------------------------------
                                                         1997                              1996
                                          ------------------------------    -----------------------------
                                           Average               Average     Average               Average
                                           Balance     Interest    Rate      Balance     Interest    Rate
                                          ---------    --------  -------    ---------    --------  -------
                                             (2)          (1)                  (2)          (1)
                                                     (Tax equivalent basis, dollars in thousands)
Assets
Interest-earning assets:
   Federal funds sold                     $   2,043    $     57    5.58%    $   3,380    $    88    5.21%
   Interest bearing deposits with banks         878          24    5.47           442         11    4.98
   Investment securities                      8,806         375    8.52        11,767        478    8.12
   Investment securities available for sale:
     Taxable investments                     44,457       1,452    6.53        39,322      1,267    6.44
     Tax-exempt securities                    4,917         195    7.93         4,167        170    8.16
                                          ---------    --------    ----     ---------    -------    ----
        Total investment securities
          available for sale                 49,374       1,647    6.67        43,489      1,437    6.61
     Loans and leases (3) (4)               179,747       7,915    8.81       153,396      7,100    9.26
                                          ---------    --------    ----     ---------    -------    ----
        Total interest earning assets       240,848      10,018    8.32       212,474      9,114    8.58
Non-interest earning assets:
   Cash and due from banks                    6,017                             6,092
   Allowance for loan losses                 (2,771)                           (2,166)
   Other assets                              15,191                            14,828
                                          ---------                         ---------
   Total non-interest earning assets         18,437                            18,754
                                          ---------                         ---------
Total assets                              $ 259,285                         $ 231,228
                                          =========                         =========


Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits       $  45,279    $    585    2.58%    $  43,056    $   610    2.83%
   Savings deposits                          44,362         601    2.71        42,069        593    2.82
   Time deposits                            108,381       2,885    5.32        90,829      2,480    5.46
                                          ---------    --------    ----     ---------    -------    ----
      Total interest bearing deposits       198,022       4,071    4.11       175,954      3,683    4.19
Short-term borrowings                         7,822         190    4.86         5,927        152    5.13
Other borrowings                              2,444         110    9.00         2,582        109    8.44
                                          ---------    --------    ----     ---------    -------    ----
   Total interest bearing liabilities       208,288       4,371    4.20       184,463      3,944    4.28
Non-interest bearing liabilities:
   Demand deposits                           24,733                            20,631
   Other liabilities                          4,402                             3,368
                                          ---------                         ---------
      Total non-interest bearing
        liabilities                          29,135                            23,999
                                          ---------                         ---------
   Shareholders' equity                      21,862                            22,766
                                          ---------                         ---------

Total Liabilities and
  Shareholders' Equity                    $ 259,285                         $ 231,228
                                          =========                         =========

Net interest income (tax equivalent basis)                5,647    4.12%                   5,170    4.30%
                                                                   ====                             ====
Tax-equivalent basis adjustment                            (197)                            (224)
                                                       --------                          -------
Net interest income                                    $  5,450                          $ 4,946
                                                       ========                          =======
Net interest margin (tax equivalent basis)                         4.69%                            4.87%
                                                                   ====                             ====

[FN]
------------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)    Average balances have been calculated based on daily balances.
(3)    Loan balances include non-accrual loans and are net of unearned income.
(4) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                  Increase/(Decrease)
                                            --------------------------------
                                            Six months ended June 30, 1997
                                                      Compared to
                                            Six months ended June 30, 1996
                                            --------------------------------
                                                     Variance due to
                                             Volume       Rate        Net
                                            -------      ------     ------
                                                 (dollars in thousands)
Assets
Interest Earning Assets:
 Federal funds sold                         $   (48)     $   17     $  (31)
 Interest bearing deposits with banks            12           1         13
 Investment securities                         (164)         61       (103)
 Investment securities available for sale:
    Taxable investments                         167          18        185
    Tax-exempt securities                        38         (13)        25
                                            -------      ------     ------
       Total investment securities              206           4        210
 Loans                                        1,712        (897)       815
                                            -------      ------     ------
    Total interest earning assets             1,718        (814)       904
                                            -------      ------     ------

Interest bearing liabilities:
  Interest bearing demand deposits               70         (95)       (25)
  Savings deposits                               59         (51)         8
  Time deposits                                 579        (174)       405
                                            -------      ------     ------
     Total interest bearing deposits            707        (319)       388
 Long-term borrowings                           (12)         13          1
 Other borrowings                                60         (22)        38
                                            -------      ------     ------
     Total interest bearing liabilities         629        (202)       427
                                            -------      ------     ------
  Net interest income
    (tax-equivalent basis)                  $ 1,089      $ (612)    $  477
                                            =======      ======     ======
[FN]
------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Part II.  Other Information
---------------------------

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

     The results of the voting were as follows:

                                            Shares
                                    ------------------------
                                      For           Withheld
                                    -------         --------
          Charles E. Case           711,799          5,403
          William W. Davis, Jr.     715,652          1,550
          John E. Marshall          711,699          5,503

Item 5.

None.

Item 6.

None

Signatures
----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORWOOD FINANCIAL CORP.

Date: August 5, 1997          By: \s\ William W. Davis, Jr.
     ---------------------        --------------------------------------
                                   William W. Davis, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 5, 1997           By: \s\ Lewis J. Critelli
     ---------------------         --------------------------------------
                                   Lewis J. Critelli
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)