Form 10-Q
period 1997-09-30
NORWOOD FINANCIAL CORP
filed 1997-11-06
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter period ended September 30, 1997
                                 ------------------
                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission file number
                       ---------------------------------------------------------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2828306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                                18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including area code  (717)253-1455
                                                       -------------------------
                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

           Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of October 31, 1997
---------------------------------------                 830,475 shares
common stock, par value $0.10 per share       ----------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                      INDEX

                                                                          Page
                                                                          Number

Part I -   CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                               3
Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                9

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20
Item 2.    Changes in Securities                                             20
Item 3.    Defaults upon Senior Securities                                   20
Item 4.    Submission of Matters to a Vote of Security Holders               20
Item 5.    Other Materially Important Events                                 20
Item 6.    Exhibits and Reports on Form 8-K                                  20

Signatures                                                                   21

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                            September 30, December 31,
                                                                1997         1996
                                                              ---------    ---------
ASSETS

    Cash and due from banks                                   $   7,426    $   7,072
    Interest bearing deposits with banks                            601        1,187
    Federal funds sold                                            9,565        6,850
    Investment securities available for sale                     43,983       48,906
    Investment securities (fair value of $9,097
            and $9,040)                                           8,808        8,805

    Loans and leases (net of unearned income)                   188,713      174,554
    Less: Allowance for loan and lease losses                     3,080        2,616
                                                              ---------    ---------
       Net loans and leases                                     185,633      171,938
                                                              ---------    ---------
    Bank premises and equipment, net                              7,452        7,779
    Other real estate                                               697        2,283
    Accrued interest receivable                                   1,407        1,558
    Other assets                                                  2,142        3,707
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 267,714    $ 260,085
                                                              =========    =========

LIABILITIES
    Deposits:
       Noninterest-bearing demand                             $  31,371    $  25,256
       Interest-bearing deposits                                198,314      204,073
                                                              ---------    ---------
           Total deposits                                       229,658      229,329
       Short-term borrowings                                      9,490        3,227
       Other borrowed funds                                       2,457        2,442
       Accrued interest payable                                   1,964        2,224
       Other liabilities                                            462        1,344
                                                              ---------    ---------
           TOTAL LIABILITIES                                    244,058      238,566
                                                              ---------    ---------

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 900,796 and outstanding 889,566 shares                90           90
    Surplus                                                       4,448        4,444
       Retained earnings                                         20,319        8,861
       Treasury stock, at cost (11,230 shares)                     (345)        (345)
       Unearned ESOP shares                                      (1,850)      (1,950)
                                                              ---------    ---------
       Net unrealized gain on securities                            994          419
                                                              ---------    ---------
              TOTAL STOCKHOLDERS' EQUITY                         23,656       21,519
                                                              ---------    ---------
              TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 267,714    $ 260,085
                                                              =========    =========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                            Three Months Ended         Nine Months Ended
                                                September 30             September 30
                                           ----------------------    ----------------------
                                              1997        1996          1997       1996
                                           ---------    ---------    ---------    ---------

INTEREST INCOME
Interest and fees on loans and leases      $   4,158    $   3,643    $  12,065    $  10,738
   Investment securities                         810          858        2,638        2,553
   Federal funds sold and deposits
      with banks                                  30           73          112          172
                                           ---------    ---------    ---------    ---------
         Total interest income                 4,998        4,574       14,815       13,463

INTEREST EXPENSE
   Deposits                                    1,984        1,894        6,063        5,578
   Short-term borrowings                         126           52          316          203
   Other borrowed funds                           56           54          165          163
                                           ---------    ---------    ---------    ---------
   Total interest expense                      2,166        2,000        6,544        5,944
                                           ---------    ---------    ---------    ---------
NET INTEREST INCOME                            2,832        2,574        8,271        7,519
PROVISION FOR LOAN AND LEASE
LOSSES                                           555          250        1,105          600
                                           ---------    ---------    ---------    ---------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN AND LEASE
  LOSSES                                       2,277        2,324        7,166        6,919

OTHER INCOME
   Service charges and fees                      238          204          626          522
   Trust department income                        42           46          127          127
   Investment securities gains/(losses)            7          (43)          70          (43)
   Other                                          69           30          182          128
                                           ---------    ---------    ---------    ---------
       Total other income                        356          237        1,005          734

OTHER EXPENSES
   Salaries and benefits                         886          966        2,738        2,833
   (Gain) on termination of pension plan        (616)        --           (616)        --
   Occupancy, furniture & equipment, net         342          285          964          824
   Shares tax                                     60           55          180          164
   Other real estate owned operations             78          198          245          325
   Other                                         661          537        1,840        1,644
                                           ---------    ---------    ---------    ---------
     Total other expenses                      1,411        2,041        5,351        5,790


INCOME BEFORE INCOME TAXES                     1,222          520        2,820        1,863
INCOME TAX EXPENSE                               442           98          839          400
                                           ---------    ---------    ---------    ---------
NET INCOME                                 $     780    $     422    $   1,981    $   1,463
                                           =========    =========    =========    =========

EARNINGS PER SHARE                         $    0.94    $    0.50    $    2.39    $    1.70
                                           =========    =========    =========    =========

Dividends per share                        $    0.21    $    0.21    $    0.63    $    0.63
                                           =========    =========    =========    =========

Average shares outstanding                   830,475      837,105      830,475      861,092

  See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                     Net
                                                                                      Unearned       Unrealized
                                        Common              Retained      Treasury    ESOP           Gain on
                                         Stock    Surplus   Earnings      Stock       Shares         Securities       Total
                                        ------    -------   --------      --------    -------        ----------      -------

Balance, December 31, 1996                $90      $4,444   $18,861        ($345)     ($1,950)        $419           $21,519

Net Income                                                    1,981                                                    1,981
Cash dividend declared                                         (523)                                                    (523)
Net unrealized gain/(loss) on securities                                                               575               575
575
Release of earned ESOP shares                           4                                100                             104
                                          ---      ------   -------        -----      -------         -----          -------

Balance, September 30, 1997               $90      $4,448   $20,319        ($345)     ($1,850)        $ 994          $23,656
                                          ===      ======   =======        =====      =======         =====          =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                           Nine Months Ended September 30,
                                                                    1997        1996
                                                                  --------    --------
OPERATING ACTIVITIES
Net Income                                                        $  1,981    $  1,463
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Provision for loan and lease losses                                 1,105         600
 Depreciation and amortization                                         577         448
 Net amortization of investment securities                               8           2
 Investment security gains, net                                        (70)         43
 Loss on sale of other real estate, net                                 56         175
 Proceeds from sales of loans                                        3,833       3,481
 Increase in core deposit intangible, net                              224      (1,707)
 Decrease (increase) in accrued interest receivable                    154         (90)
 Increase (decrease) in accrued interest payable                      (213)       (107)
 Increase (decrease) in accrued taxes                                 (470)       (320)
 Decrease (increase) in deferred taxes                               1,630        (115)
 Other, net                                                            238           9
                                                                  --------    --------
           Net cash provided by (used for) operating activities      8,577      (3,878)
                                                                  --------    --------

INVESTING ACTIVITIES
 Investment securities available for sale:
           Proceeds from sales of investment securities              9,423       2,959
           Proceeds from maturities of investment securities         3,799       9,259
           Purchases of investment securities                       (6,681)    (22,522)
 Investment securities:
           Proceeds from maturities of investment securities          --         3,641
           Purchases of investment securities                         --          --
 Net increase in loans and leases                                  (19,081)    (21,745)
 Purchase of premises and equipment, net                              (206)       (530)
 Proceeds from sales of other real estate                            1,688         758
                                                                  --------    --------
                     Net cash (used for) investing activities      (11,057)    (28,180)
                                                                  --------    --------

FINANCING ACTIVITIES
 Increase (decrease) in deposits, net                                 (777)     30,695
 Net increase in short term borrowings                               6,263       1,840
 Purchase of treasury stock                                           --        (1,733)
 Issuance of common stock                                             --            12
 Cash dividends paid                                                  (523)       (540)
                                                                  --------    --------
           Net cash provided by financing activities                 4,963      30,274
                                                                  --------    --------
           Increase in cash and cash equivalent                      2,483       5,972

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      15,109       6,448
                                                                  --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 17,592    $ 12,420
                                                                  ========    ========

See accompany notes to consolidated financial statement

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------
1.         Basis of Presentation
           ---------------------
           The consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp. and Norwood Investment Corp. All significant intercompany transactions have been eliminated in consolidation. The investments in subsidiaries on the Company's financial statements are carried at the Company's equity in the underlying net assets.

           The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the period ended December 31, 1997 or any other period.

           For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1996 Annual Report filed on Form 10-K (File No. 0-28366).

2.         Earnings Per Share
           ------------------
           Earnings per share computations are based on the weighted average number of shares outstanding which was 830,475 and 837,105 for the three month periods ending September 30, 1997 and September 30, 1996 respectively. For the nine month periods September 30, 1997 and 1996 average shares outstanding were 830,475 and 861,092, respectively. Shares outstanding do not include ESOP shares that were purchased and unallocated in accordance with SOP 93-6 "Employees' Accounting for Stock Ownership Plans".

3.         Cash Flow Information
           ---------------------
           For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

           Cash payments for interest for the nine month period ended September 30, 1997 and 1996 were $6,315,000 and $6,057,000 respectively. There were no cash payments for income taxes in 1997 compared to $788,000 in 1996. Non-cash investing activity for 1997 and 1996 include foreclosed mortgage loans transferred to real estate owned of $210,000 and $1,312,000, respectively.

4.         Reclassification of Comparative Amounts
           ---------------------------------------
           Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.

5.         Pending Accounting Pronouncement
           --------------------------------
           On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 established new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect of adoption will have a significant impact on the Company's financial position or results of operations.

           In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (I) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

6.         Employee Benefit Plans
           ----------------------
Defined Benefit Pension Plan
           In the third quarter of 1997, the Company terminated its defined benefit pension plan. Upon termination, vested participants were allowed to roll their accumulated benefits into either the Company's profit sharing plan, an IRA, an annuity contract, an alternative retirement investment account or were paid cash. At the time of the termination, the Company determined the amount that the plan assets exceeded the accumulated benefit obligation of eligible participants of which 25% ($102,000) was transferred to the Company's 401(k) plan. The remaining plan assets were transferred to the Company, and it recognized a pre-tax gain of $616,000 in the third quarter of 1997 as a reduction of other expenses in the accompanying financial statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

General
-------
           Total assets at September 30, 1997, were $267.7 million, increasing $7.6 million from $260.1 million at December 31, 1996. The increase was principally due to $14.2 million of loan and lease growth which was funded by cash flow from the investment portfolio, borrowings from the Federal Home Loan Bank (FHLB) and increase in stockholders' equity. A decrease in time deposits over $100,000, of $12 million, primarily school district deposits and other public funds, was offset by $4 million increased borrowings from the FHLB, and growth in core deposits.

Investments
-----------
           The fair value of investment securities available for sale, (AFS) was $43.9 million at September 30, 1997, decreasing from $48.9 million at December 31, 1996. The decrease was principally due to sales of $9.4 million of securities. The Company took advantage of bond market conditions in June and September to sell certain longer-term securities. The Company sold $2 million of tax exempt municipals during the third quarter as their benefit to the Company has decreased due to change in tax position. The proceeds were used to fund loan growth and invested in shorter- term instruments. The average life of the AFS portfolio has been shortened from 4.8 years at December 31, 1996 to 3.2 years at September 30, 1997. The held-to-maturity portfolio which consists of longer-term municipals, at $8.8 million showed no change from December 31. The fair market value of securities held to maturity at September 30, 1997 is $9,097,000 compared to book value of $8,807,000.

Loans and Leases
----------------
           Total loans and leases were $188.7 million at September 30, 1997, an increase of $14.1 million or 8.1% from year-end 1996. The growth was principally attributable to indirect financing and automobile leasing. Indirect financing which includes new and used automobile and marine lending increased $4.2 million to total $29 million at September 30, 1997. Auto leasing portfolio totaled $33.2 million at September 30, 1997, increasing $16.2 million from year-end 1996. The indirect and auto leasing volume is originated through a network of over 40 dealers geographically disbursed throughout Northeastern Pennsylvania and has an average term of less than 50 months. Commercial and Commercial real estate loans decreased $3.2 million and represent 33.4% of total portfolio compared to 38.1% at year-end. The shift in loan mix provides a more diversified loan portfolio from a credit risk perspective. Residential mortgages decreased $3.1 million principally as a result of pay downs in adjustable rate mortgages. The Company sells the majority of its fixed rate residential mortgages in the secondary market with sales totaling $2.6 million during 1997. The Company sold its student loan portfolio of $1.5 million to Sallie Mae, during the first quarter of 1997. The Company will originate student loans through Sallie Mae, on a fee basis, and not retain the loans in portfolio.

           Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:


Types of loans and leases
(dollars in thousands)

                                             September  30, 1997             December 31, 1996
                                          -------------------------       -------------------------
                                               $                %                $             %
                                          -------------------------       -------------------------
Commercial, financial and agricultural    $ 29,360            15.4%        $  29,679         16.8%
Real Estate-construction                     2,590             1.4             1,602          0.9
Real Estate-mortgage                        87,455            45.6            91,401         51.6
Leases to individuals (net of unearned)     33,212            17.4            16,981          9.6
Installment loans to individuals            38,120            20.2            37,502         21.2
                                          --------                           -------
           Total loans and leases          190,737           100.0%          177,165        100.0%
Less: Unearned income                        2,024                             2,611
                                          --------                         ---------

Total loans and leases, net of unearned
  income                                  $188,713                         $ 174,554
                                          ========                         =========

Allowance for Loan and Lease Losses and Non-performing Assets
-------------------------------------------------------------

           Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                     At or for the Three     At or for the Nine
(dollars in thousands)              Months Ended Sept. 30   Months Ended Sept.30
                                   -----------------------  --------------------
                                        1997        1996        1997       1996
                                      -------     -------     -------     -------

Balance at beginning of period        $ 2,940     $ 2,133     $ 2,616     $ 2,125
Provision for loan and lease losses       555         250       1,104         600
Charge-offs                              (436)       (130)       (735)       (548)
Recoveries                                 21          30          95         106
                                      -------     -------     -------     -------
Net charge-offs                          (415)       (100)       (640)       (442)
                                      -------     -------     -------     -------
Balance at end of period              $ 3,080     $ 2,283     $ 3,080     $ 2,283
                                      =======     =======     =======     =======
Allowance to total loans and leases      1.63%       1.36%       1.63%       1.36%
Net charge-offs to average loans
    and leases(annualized)                .89%        .25%        .47%        .38%

           The  allowance  for loan  and  lease  losses  totaled  $3,080,000  at
September 30, 1997 and represented 1.63% of total loans, increasing from $2,615,000 and 1.50% at year-end, and $2,283,000 and 1.36% at September 30,
1996. The provision for loan losses for the current year was $1,104,000, compared to $600,000 for 1996. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at September 30, 1997.

             At September 30, 1997, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $2,475,000. This was comprised of $197,000 with related allowance of $12,000 and loans of $2,278,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from sale of operations of such collateral.

   At September 30, 1997, non-performing loans totaled $2,286,000 which is 1.20% of total loans decreasing from $3,493,000, or 1.98% of total loans at December 31, 1996. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                      September 30, 1997   December 31, 1996
                                            ------------------   -----------------
Non-accrual loans:
 Commercial and all other                          $  998               $1,633
 Real Estate                                        1,245                1,790
 Consumer                                              11                   28
                                                   ------               ------
   Total                                            2,254                3,451

Loans accruing which are past due
    90 days or more                                    32                   42
                                                   ------               ------
  Total non-performing loans                       $2,286               $3,493
Other real estate owned                               697                2,283
                                                   ------               ------
Total non-performing assets                        $2,983               $5,776
                                                   ======               ======
Allowance for loan losses as a
     percent of non-performing loans                134.7%               74.90%
Non-performing loans to total loans                  1.20%                1.98%
Non-performing assets to total assets                1.11%                2.22%


             Other real estate owned total $697,000 at September 30, 1997, decreasing principally due to sales, from $2,283,000 at December 31. The largest non-performing loan relationship is $631,000, decreasing from $1,050,000 at June 30, 1997, and consists of the real estate and inventory of a marina. The decrease is in part due to charge-off of $280,000 of the real estate value. The Company is in the process of an orderly liquidation of the inventory and is aggressively marketing the real estate.

Deposits
--------
             Total deposits at September 30, 1997, were $229.7 million, a decrease of $400,000 from December 31, 1996. A decrease in time deposits greater than $100,000, of $12 million, consisting principally of school district deposits and other public funds was offset by increases in core transaction and savings accounts. Non-interest bearing demand deposits totaled $31.3 million at September 30, 1997 representing 13.6% of total deposits compared to $25.2 million and 11% at year-end. A new tiered rate money market account, introduced in June, totaled $4.8 million at September 30, 1997 with over 50% new funds.

Short-term Borrowings
---------------------
             Short-term borrowings at September 30, 1997 totaled $9,490,000, increasing from $3,227,000 at December 31, 1996. The increase is partially due to $3 million borrowing from the Federal Home Loan Bank with original term of three months maturing on October 22, 1997. Corporate cash management accounts and repurchase agreement were $5,490,000 at September 30, 1997 compared to $2,604,000 at December 31, 1996.

Stockholders' Equity and Capital Ratios
---------------------------------------
             Total stockholders' equity at September 30, 1997, was $23,656,000 compared to $21,519,000 at December 31, 1996. A comparison of capital ratios is as follows:

                               September 30, 1997             December 31, 1996
                               ------------------             -----------------
Leverage                              8.2%                            7.7%
Tier 1 Capital                       10.7%                           10.3%
Total Capital                        11.9%                           11.5%

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

             The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondents. At September 30, 1997 the maximum borrowing capacity with the FHLB was $48,200,000 with $3,000,000 repurchase agreement outstanding at September 30, 1997 compared to no outstandings at December 31, 1996.

             During the nine months ended September 30, 1997, the Company substituted short-term borrowings, which increased $6.2 million, for public fund time deposits which decreased $12 million. Core retail deposit generation is the major source of liquidity for the Company. Core deposits including savings and transactions accounts increased $12.4 million during the period. Sources of liquidity are also available in the investment portfolio. The Company did sell $9.4 million of securities during the nine months, with part of the proceeds used to fund loan growth. Scheduled maturities, anticipated repayments and projected calls total $16 million over the next twelve months. Cash flow is also provided by scheduled pay downs in the loan portfolio. The Company believes its liquidity position is adequate at September 30, 1997.


             Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by ALCO. The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is managed by using financial modeling techniques to measure the impact of changes in interest rates.

             Net interest income, which is the primary source of the Company's earnings, is affected by interest rate movements. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies, including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company employs net interest simulation modeling to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At September 30, 1997, the level of net interest income at risk in a 200 basis points increase or decrease was within policy limits.

             Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps - the difference between interest-sensitive assets and interest-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

             At September 30, 1997, the Company had a positive 90 day gap position of $13,746,000. A positive gap means interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.

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

Results of Operation

Comparison of  Operating  Results for Nine Months Ended  September  30, 1997 and
--------------------------------------------------------------------------------
1996
----

General
-------
             For the nine months of 1997 net income totaled $1,981,000 or $2.39 per share compared to $1,463,000 or $1.70 per share for the prior year. Return on average assets and return on average equity for the period were 1.02% and 11.86% respectively, improving from .83% and 8.73% respectively in 1996.

Net Interest Income
-------------------
             Net interest income, on a fully taxable equivalent basis (fte) for the nine months of 1997 was $8,553,000, an increase of $709,000, or 9%, over 1996. The resultant fte net interest spread and net interest margin for 1997 were 4.12% and 4.71%, respectively, compared to 4.28% and 4.84%, respectively, in 1996. The decrease in net interest margin was principally the result of lower earning asset yields, 8.32% in 1997 declining 19 basis points from 8.51% in 1996. Changes in volume accounted for increase in net interest income of $1,102,000, partially offset by unfavorable rate changes of $393,000.

             Interest income on an fte basis totaled $15,097,000 for the period, an increase of $1,309,000. The increase was due to $25.7 million growth in average earning assets. The average yield on investment securities decreased 7 basis points from 1996. The yield on the loan portfolio for the period of 1997 was 8.80%, compared to 9.12%. The decline in yield was due to change in the mix of the loan portfolio. On average, loans and leases increased $25.8 million, or 16.5%. The increase consisted principally of growth in lower yielding indirect automobile lending, $10.5 million and automobile leasing, $23 million, offset by lower levels of higher yielding commercial and real estate loans. The income earned on the loan portfolio, was $12,070,000 increasing from $10,743,000 in 1996.

             Total interest expense for the current period was $6,544,000 compared to $5,944,000 in 1996, for a resulting average cost of interest-bearing liabilities of 4.20%, decreasing slightly from 4.22% in the first nine months of 1996. On average the Company funded its growth in earning assets principally from deposit growth. Average interest bearing deposits increased $17.1 million, of which $6.5 million represents deposits purchased from Meridian Bank in March 1996. The average cost of deposits declined 3 basis points to 4.11%, with decreases in all categories. The mix of deposits become more expensive with time deposits representing 54% increasing from 51% of interest-bearing deposits.

Non-interest Income
-------------------
             Non-interest income for nine months of 1997 totaled $1,005,000. This includes $70,000 in investment securities gains principally related to sale of an equity holding in another financial institution. Excluding this gain, non-interest income was $935,000 compared to $777,000 in 1996, an increase of $158,000, or 20.3%. Service charges and fees increased $104,000 to $626,000 principally due to $67,000 of ATM surcharge fee income. Commissions on sales of annuities and mutual funds through Norwood Investment Corp. were $56,000 for the nine months. Other increases in fee income include debit card introduced in April 1997 and improvements in merchant card processing.

Non-interest Expense
--------------------
             Non-interest expense totaled $5,351,000 for nine months 1997. This includes the gain on termination of the defined benefit pension plan of $616,000. The gain represents the excess market value of the plan assets over the liabilities paid out to plan participants and the reversal of previously accrued pension expense. The gain is net of contribution of 25% of the excess asset value to the Company's 401(k) plan.

             Excluding this gain, non-interest expenses total $5,967,000, an increase of $177,000 or 3.1% over 1996. The increase was principally due to the nine month effect of three branches acquired from Meridian Bank in March 1996 with amortization of intangible expense at $267,000 in 1997 compared to $88,000 in 1996. Total salary and benefit costs were $2,738,000 in 1997 compared to $2,833,000 in 1996 with full time equivalent staff of 120 at September 30, 1997 decreasing from 124 at September 30, 1996.

             The Company continues to incur expenses related to other real estate which includes loss on sale, write downs to realizable and other costs related to resolving non-performing assets, however, at a lesser rate than in prior years. Nine months of 1997 ORE expense totaled $245,000, decreasing from $325,000 in 1996. Additional legal costs related to non-performing loans totaled $118,000 for 1997 compared to $96,000 in 1996. The Company reduced certain expenditures during the nine months including; marketing costs by $69,000; supply expenses by $35,000 as result of outsourcing the purchasing function; and consulting/training fees by $64,000 with costs related to technology, sales training and human resources incurred in 1996. The efficiency ratio for nine months, excluding the gain on pension termination, improved to 62.8% from 67.2% in 1996.

             Timely and accurate data processing is essential to the operation of the Company. Certain computer programs used by the Company may be impacted by the programming weakness regarding the year 2000. Many computer programs that can only distinguish the final two digits of the year entered are expected to misread the year 2000 as the year 1900. This could cause the incorrect computation regarding loans and deposit status. The Company is actively working with all of its computer software vendors to correct any program weaknesses. Though not anticipating any delays, unresolved issues could have an adverse impact on the results of operations of the Company.

Income Tax Expense
------------------
             Income taxes for the period total $839,000 for an effective tax rate of 29.8% compared to $400,000 and 21.4% in 1996. The increase in the effective rate is principally due to a lower level of tax exempt securities, higher amount of pre-tax income and 20% excise tax on a portion of the gain on the pension termination.

Comparison  of Operating  Results for Three Months Ended  September 30, 1997 and
--------------------------------------------------------------------------------
September 30, 1996
------------------

General
-------
             For the three months ended September 30, 1997, net income was $780,000 an increase of $358,000 or 85% from $422,000 earned for the third quarter of 1996. Earnings per share for 1997 period were $.94 compared to $.50 in 1996. Resultant return on assets and return on equity for second quarter of 1997 were 1.20% and 13.52% respectively, improving from .70% and 7.86% respectively, in 1996.

Net Interest Income
-------------------
             Interest income on an fte basis totaled $5,079,000, an increase of 8.7% from the 1996 period. The increase was principally due to higher level of earning assets in 1997. The yield on loans was 8.86% decreasing from 8.94% in 1996, primarily due to change in loan mix to lower yielding indirect lending and auto leasing. The total yield on earning assets was 8.39% in 1997, a decrease of 4 basis points from 1996.

             Total interest expense for 1997 third quarter was $2,166,000 compared to $2,000,000 in 1996, an increase of 8.3%. The total cost of funds in 1997 was 4.23% compared to 4.15% in 1996. The increase was principally due to more expensive deposit mix with higher level of certificates of deposit and increased short-term borrowings.

             With a decrease in earning asset yield and increase in cost of funds, the net interest spread for three months 1997 decreased to 4.15% from 4.28% in 1996, and net interest margin 4.80% down from 4.82% in 1996. Net interest margin was positively impacted by a higher earning asset percentage, 93.5% in 1997, compared to 91.5% in 1996. Also earning assets to interest bearing liabilities improved to 118% from 115%. With growth in earning assets, net interest income on an FTE basis increased $232,000 or 8.7% , to $2,906,000.

Non-Interest Income
-------------------
             Non-interest income totaled $356,000 for the third quarter of 1997 which included $7,000 gain on sales of securities. Excluding the investment securities transactions, non-interest income was $349,000, an increase of $69,000 over third quarter of 1996. The increase was principally due to ATM surcharge income, mutual fund sales and fees associated with debit card and merchant card processing. The third quarter of 1996 had losses on investment security sales of $43,000.

Non-Interest Expense
--------------------
             Non-interest expense totaled $1,411,000 for the third quarter of 1997. This includes the benefit of the gain on termination of the defined benefit pension plan of $616,000. The gain represents the excess market value of the plan assets over the liabilities paid out to plan participants and the reversal of previously accrued pension expense. The gain is net of contribution of 25% of the excess asset value to the Company's 401(k) plan.

             Excluding the gain, non-interest expense totals $2,027,000, a decrease of $14,000 from 1996. The decrease is principally due to lower level of staffing costs of $80,000 and less ORE costs of $120,000 reflecting fewer number of foreclosed properties. During the quarter the Bank closed its limited service location in Thompson, PA, with total deposits of $1.6 million, which was acquired from Meridian Bank in March 1996. The Company took an additional $25,000 of deposit premium amortization to reflect the closure. The efficiency ratio for the quarter, excluding the gain on pension termination, was 62.2% compared to 69.1% in 1996.

Income Taxes
------------
             Income taxes totaled $442,000 for the quarter for an effective tax rate of 36% compared to $98,000 and 18.9% in 1996. The increase in effective rate is principally due to lower level of tax-exempt income, higher per-tax income and excise tax of $61,000 on the gain on pension termination.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                       Nine Months Ended September 30
                                                           -----------------------------------------------------------------------
                                                                          1997                                 1996
                                                           -----------------------------------  ----------------------------------
                                                           Average                     Average  Average                    Average
                                                           Balance      Interest        Rate    Balance      Interest       Rate
                                                           -------      --------        ----    -------      --------       ----
                                                             (2)           (1)          (3)      (2)           (1)          (3)
                                                                       (Tax equivalent basis, dollars in thousands)
Assets
Interest-earning assets:
   Federal funds sold .................................  $   1,939     $      82        5.62% $   3,937     $    156        5.27%
   Interest bearing deposits with banks ...............        789            30        5.06        414           16        5.14
   Investment securities ..............................      8,806           561        8.47     10,837          673        8.26
   Investment securities available for sale:
     Taxable investments ..............................     43,024         2,098        6.49     39,341        1,929        6.52
     Tax-exempt securities ............................      4,354           256        7.82      4,453          271        8.09
                                                         ---------     ---------               --------      -------
        Total investment securities available for sale      47,378         2,354        6.61     43,794        2,200        6.68
     Loans and leases (4) (5) .........................    182,380        12,070        8.80    156,612       10,743        9.12
                                                         ---------     ---------               --------      -------
        Total interest earning assets .................    241,292        15,097        8.32    215,594       13,788        8.51
Non-interest earning assets:
   Cash and due from banks ............................      6,254                                             6,338
   Allowance for loan and lease losses ................     (2,844)                                           (2,176)
   Other assets .......................................     14,535                                            15,180
                                                         ---------                                           -------
   Total non-interest earning assets ..................     17,945                                            19,342
                                                         ---------                                           -------
Total Assets ..........................................  $ 259,237                                          $234,936
                                                          ========                                           =======
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits ...................  $  46,306           905       2.60%  $  44,341          934        2.80
   Savings deposits ...................................     44,866           909       2.69      43,648          914        2.79
   Time deposits ......................................    105,112         4,249       5.38      91,237        3,729        5.44
                                                         ---------     ---------               --------      -------
      Total interest bearing deposits .................    196,284         6,063       4.11     179,226        5,577        4.14
Short-term borrowings .................................      8,547           316       4.92       5,396          204        5.03
Other borrowings ......................................      2,448           165       8.96       2,582          163        8.40
                                                         ---------     ---------               --------      -------
   Total interest bearing liabilities .................    207,279         6,544       4.20     187,204        5,944        4.22
Non-interest bearing liabilities:
   Demand deposits ....................................     25,662                               22,242
   Other liabilities ..................................      4,027                                3,155
                                                         ---------                             --------
      Total non-interest bearing liabilities ..........     29,689                               25,397
                                                         ---------                             --------
   Shareholders' equity ...............................     22,269                               22,335
                                                         ---------                             --------
Total Liabilities and Stockholders' Equity ............  $ 259,237                             $234,936
                                                         =========                             ========
Net interest income (tax equivalent basis) ............                    8,553       4.12%                   7,844        4.28%
                                                                                       ====                                 ====
Tax-equivalent basis adjustment .......................                     (282)                  (325)
                                                                       ---------               --------
Net interest income ...................................                   $8,271               $  7,519
                                                                       =========               ========
Net interest margin (tax equivalent basis) ............                                4.71%                                4.84%
                                                                                       ====                                 ====

---------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances.
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                     Increase/(Decrease)
                                     -----------------------------------------------
                                     Nine months ended September 30,1997 Compared to
                                            Nine months ended September 30, 1996
                                     -----------------------------------------------
                                                    Variance due to
                                     -----------------------------------------------
                                               Volume     Rate       Net
                                             -------    -------    -------
                                                  (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ......................   $   (90)   $    16    $   (74)
 Interest bearing deposits with banks ....        14       --           14
 Investment securities ...................      (139)        27       (112)
 Investment securities available for sale:
    Taxable investments ..................       186        (17)       169
    Tax-exempt securities ................        (6)        (9)       (15)
                                             -------    -------    -------
       Total investment securities .......       180        (26)       154
 Loans and leases ........................     1,922       (595)     1,327
                                             -------    -------    -------
   Total interest earning assets..........     1,887       (578)     1,309

Interest bearing liabilities:
  Interest bearing demand deposits .......        57        (86)       (29)
  Savings deposits .......................        34        (39)        (5)
  Time deposits ..........................       586        (66)       520
                                             -------    -------    -------
     Total interest bearing deposits .....       677       (191)       486
 Short term borrowings ...................       119         (7)       112
 Other borrowed funds ....................       (12)        13          1
                                             -------    -------    -------
     Total interest bearing liabilities ..       784       (185)       600

Net interest income (tax-equivalent basis)   $ 1,103    $  (393)   $   709
                                             =======    =======    =======

--------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Materially Important Events

None

Item 6.  Exhibits and Reports on Form 8-K

On September 17, 1997, the Company filed a Form 8-K with the Commission announcing a change in auditors. On September 30, 1997 and October 3, 1997, the Company filed Amendments to the Form 8-K.

Signatures
----------

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWOOD FINANCIAL CORP.

Date:         10/31/97            By: /s/ William W. Davis, Jr.
      ----------------------          ------------------------------------------
                                      William W. Davis, Jr.
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

Date:         10/31/97            By: /s/ Lewis J. Critelli
      ----------------------          ------------------------------------------
                                      Lewis J. Critelli
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)