Form 10-K405
period 1997-12-31
NORWOOD FINANCIAL CORP
filed 1998-03-31
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December
                                                                        --------
         31, 1997,
         --------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from
                          to                 .
         ---------------     ---------------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             ( Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                      23-2828306
---------------------------------------------                 ------------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

717 Main Street, Honesdale, Pennsylvania                            18431
---------------------------------------------                 ------------------
(Address of Principal Executive Offices                          (Zip Code)

Issuer's Telephone Number, Including Area Code:              (717) 253-1455
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 1998, there were 1,802,824 issued and 1,780,430 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 19, 1998, was $44,192,000 ($32 per share based on 1,381,010 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1997. (Parts I, II, and IV)
         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

The Bank is an independent community-oriented bank with six offices in Wayne County and two offices in Pike County. The Bank primarily serves the Pennsylvania counties of Wayne and Pike and to a much lesser extent, the counties of Lackawanna, Monroe and Susquehanna. These offices include two offices acquired from Meridian Bank as of March 23, 1996, one each in the counties of Wayne and Pike In addition, the Bank operates three automated teller machine only remote service facilities with one in Wayne County and two in Pike County.

The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. At December 31, 1997, the Bank had total assets, deposits, and stockholders equity of $262.4 million, $227.0 million, and $23.7 million, respectively.

Competition

The Company's primary market area of Wayne and Pike Counties, Pennsylvania, is rural and derives a significant portion of its economic base from businesses which serve the leisure time and youth camp markets. The market place has a large amount of seasonal dwellings, marina and lake activity, hunting, fishing, skiing and camping - tourism related activity. Wayne County will be more accessible to the western areas of Scranton and Wilkes-Barre with the completion prior to 1999 of the Lackawanna Industrial Highway. Pike County continues to experience growth above the state average through migration of residents from neighboring New York and New Jersey. The retail and services industries are growing accordingly. Pike County is within daily driving distance of the New York/Northern New Jersey Metropolitan area.

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

Personnel

As of December 31, 1997, the Bank had 104 full-time and 24 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residence as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, longer term fixed rate mortgage products are sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or are held in the Bank's portfolio subject to certain internal guidelines. Fixed rate home equity loans are made on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank does a significant level of indirect dealer financing of automobiles, boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania. In addition to automobile lending, the Bank operates an auto leasing program through its dealer network.

Leasing activity was strong in 1997 with net growth in the portfolio of $16.8 million to total $33.9 million at December 31, 1997. The Company has slowed the growth for 1998 in limiting transactions with certain high volume dealers

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structure. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities.

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

While consumer lending, including indirect and leasing provide benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and producing higher yields, such loans may entail additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

Commercial lending including real-estate related entails significant additional risks when compared with one- to four-family residential lending and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate.

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


Year 2000

Timely and accurate data processing is critical to the operation of the Company. Certain computer programs used by the Company may be impacted by the programming weakness regarding the year 2000. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's programs that have a time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculating. The Company has entered into a new seven year $2.1 million agreement with a data servicing provider for its core application systems. The conversion is planned to occur in the fourth quarter of 1998 and will address the year 2000 issues with testing to begin immediately thereafter.

In addition, certain commercial customers could experience problems related to this issue. These problems could impact a customers ability to operate. This may negatively effect their cash flow and their ability to handle their debt service requirements. The Company is surveying its commercial customers to determine the risks associated with year 2000.

Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.




                                                                At December 31,
                                   -------------------------------------------------------------------------
                                       1997            1996          1995           1994              1993
                                   ------------    -----------    ----------  ---------------      ---------
                                    $        %      $       %      $      %      $         %        $     %
                                   ---      ---    ---     ---    ---    ---    ---       ---      ---   --
                                                             (Dollars in Thousands)



Type of Loans:
Commercial, Financial and
  Agricultural...................$ 26,589   14.2 $ 29,680  16.7 $33,891  22.0 $ 31,378    22.2  $31,421  23.0
Real Estate-construction..........  2,046    1.1    1,602   0.9   1,380   0.9    3,480     2.5    1,748   1.3
Real Estate-residential........... 54,227   29.0   54,547  30.8  55,718  36.2   53,810    38.1   51,313  37.5
Real Estate-commercial............ 32,986   17.7   36,852  20.8  39,103  25.4   37,098    26.2   38,364  28.0
Leases to Individuals............. 33,877   18.1   17,048   9.6     ---    --      ---      --      ---    --
Installment Loans to Individuals.. 37,082   19.9   37,503  21.2  23,800  15.5   15,543    11.0   13,948  10.2
                                 --------  ----- -------- ----- ------- ----- --------   -----  ------- -----

Total Loans                       186,807  100.0  177,232 100.0 153,892 100.0  141,309   100.0  136,794 100.0
Less unearned income..............  1,167           2,611         1,798            608              799
             Allowance for loan
              losses..............  3,250           2,616         2,125          1,893            1,864
                                 ---------       --------       --------      --------          --------

Total loans, net.................$ 182,390       $172,005       $149,969      $138,808          $134,131
                                 =========       ========       ========      ========          ========

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 1997. Scheduled repayments are reported in the maturity category in which payment is due.



                                   Less than           One to           Over
                                   One Year          Five Years      Five Years           Total

Commercial, Financial
  and Agricultural                 $ 8,660           $ 17,134         $   795           $ 26,589

Real Estate-
Construction                         2,046                ---             ---              2,046

Residential                          4,551             17,461          32,215             54,227

Commercial                           6,186             14,256          12,544             32,986
Leases (net)                         2,671             31,206             ---             33,877
Installment loans to
  individuals                        9,400             27,682             ---             37,082
                                   -------           --------         -------           --------
      Total                        $33,514           $107,739         $45,554           $186,807
                                   =======           ========         =======           ========

Loans with fixed-rate              $20,622            $73,356          $9,779           $103,757
Loans with floating
  rates                             12,892             34,383          35,775             83,050
                                   -------           --------         -------           --------
      Total                        $33,514           $107,739         $45,554           $186,807
                                   =======           ========         =======           ========

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


                                                                                 At December 31,
                                                               ---------------------------------------------------
                                                                1997        1996       1995       1994      1993
                                                                ----        ----       ----       ----      ----
                                                                                 (In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other .................................   $   963    $ 1,633    $ 1,572    $ 2,754    $ 3,276
  Real estate ..............................................     1,112      1,790      2,205      2,175      2,631
  Consumer .................................................        33         28         48         --         --
                                                               -------    -------    -------    -------    -------
Total ......................................................   $ 2,108    $ 3,451    $ 3,825    $ 4,929    $ 5,907
                                                               =======    =======    =======    =======    =======

Accruing loans which are contractually past 90 days or more:
   Commercial and all other ................................   $    44    $    38    $    55    $   553    $   609
   Real estate .............................................        --         --         --      2,716      2,061
   Consumer ................................................        23          4         --          7          5
                                                               -------    -------    -------    -------    -------
Total ......................................................   $    67    $    42    $    55    $ 3,276    $ 2,675
                                                               =======    =======    =======    =======    =======

Total non-performing loans .................................   $ 2,175    $ 3,493      3,880    $ 8,205    $ 8,582

Other real estate owned ....................................       537      2,283      1,944    $ 1,377    $ 1,715
                                                               -------    -------    -------    -------    -------
Total non-performing assets ................................   $ 2,712    $ 5,776    $ 5,824    $ 9,582    $10,297
                                                               =======    =======    =======    =======    =======
Total non-performing loans to total loans ..................      1.17%      2.00%      2.55%      5.83%      6.31%

Total non-performing loans to total assets .................      .83 %      1.34%      1.79%      4.18%      4.43%

Total non-performing assets to total assets ................      1.03%      2.22%      2.68%      4.89%      5.32%


Potential Problem Loans. As of December 31, 1997, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Impaired Loans. At December 31, 1997 and 1996 the recorded investment in loans considered impaired in accordance with Statement No. 114 and 118 were $2,334,000 and $2,877,000 respectively.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:



                                                                                      At December 31,
                                                               -----------------------------------------------------------------
                                                                  1997         1996          1995          1994          1993
                                                                  ----         ----          ----          ----          ----
                                                                                    (Dollars in Thousands)

Total loans receivable .....................................   $ 185,640     $ 174,621     $ 152,094     $ 140,701     $ 135,995

Average loans receivable ...................................     183,625       160,517       145,990       136,314       135,659

Allowance balances at beginning of period ..................   $   2,616     $   2,125     $   1,893     $   1,864     $   2,342
Charge-offs:
   Commercial and all other ................................        (380)         (820)         (448)         (709)         (767)
   Real estate .............................................        (119)         (226)         (353)         (306)         (587)
   Consumer ................................................        (264)         (320)         (123)          (82)          (79)
   Leases ..................................................         (67)         --            --            --            --
                                                               ---------     ---------     ---------     ---------     ---------
Total ......................................................        (830)       (1,366)         (924)       (1,097)       (1,433)
Recoveries:
  Commercial and all other .................................          72            70           513            31            24
  Real estate ..............................................           3            16             3             3             0
  Consumer .................................................          34            60            21            22            16
                                                               ---------     ---------     ---------     ---------     ---------
Total ......................................................         109           146           537            56            40
                                                               ---------     ---------     ---------     ---------     ---------
Provisions charged to expense ..............................       1,355         1,710           619         1,070           915
                                                               ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period .........................   $   3,250     $   2,616     $   2,125     $   1,893     $   1,864
                                                               =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding ...............................        1.75%         1.50%         1.40%         1.35%         1.37%
Net loans charged off as a percent of
  average loans outstanding ................................         .39%         0.76%         0.27%          .76%         1.03%


Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.



                                                                                                At December 31,
                                               1997             1996             1995              1994               1993
                                         ----------------- ---------------- ----------------  ----------------- -------------------

(Dollars in thousands)                              % of            % of             % of               % of                % of
                                                    Loans           Loans            Loans              Loans               Loans
                                                  to Total         to Total         to Total          to Total             to Total
                                         Amount     Loans  Amount   Loans   Amount   Loans    Amount    Loans   Amount      Loans
                                         ------     -----  ------   -----   ------   -----    ------    -----   ------      -----

Commercial, financial and agricultural   $  610      14.2% $  871    16.7%  $  927    22.0%   $  793    22.2%   $  963      23.0%
Real estate - construction ...........       15       1.1      38     0.9       14     0.9        29     2.5        19       1.3
Real estate - mortgage ...............      641      46.7     727    51.6      909    61.6       759    64.3       810      65.5
Installment loans to individuals .....      276      19.9     260    21.2      155    15.5        87    11.0        72      10.2
Leases ...............................      169      18.1      85     9.6       --      --        --      --        --        --
Unallocated ..........................    1,539        --     635      --      120      --       225      --        --        --
                                         ------     -----  ------   -----   ------   -----    ------   -----    ------     -----
     Total ...........................   $3,250       100% $2,616   100.0%  $2,125   100.0%   $1,893   100.0%   $1,864     100.0%
                                         ======     =====  ======   =====   ======   =====    ======   =====    ======     =====

(1) Includes specific reserves for assets classified as loss.

Investment Activities

General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:



                                                      At December 31
                                           ------------------------------------
(Dollars in thousands)                       1997           1996         1995
                                           --------      ----------    --------
  Securities:
  (carrying value)
  U.S. Treasury Securities................  $ 8,034        $ 3,994      $ 5,521
  U.S.  Government
  Agencies................................   18,024         25,857       18,717
  State and  political
   subdivisions...........................    9,621         13,979       12,003
  Corporate Notes and bonds...............      ---            503          972
  Mortgage-backed Securities..............   18,961         11,359        9,028
  Equity Securities.......................    2,891          2,019        2,640
                                            -------        -------      -------
     Total  Securities                      $57,531        $57,711      $48,881
                                            =======        =======      =======
 Fair value of
  Securities..............................  $57,888        $57,946      $49,034
                                            =======        =======      =======

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 1997. All yields are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity is based upon expected average lives rather than contractual terms. Equity securities with no stated maturity are classified as "one year or less."



                                                 After One through After Five through
                                One Year or Less     Five Years       Ten Years        After Ten Years      Total  Securities
                               ----------------- ----------------- ------------------ ----------------  -------------------------
                               Carrying  Average  Carrying Average Carrying  Average  Carrying Average  Carrying Market   Average
                                 Value   Yield %   Value   Yield %   Value    Yield %  Value    Yield    Value   Yield    Yield %
(Dollars in thousands)
U.S. Treasury Securities ....   $ 3,501   5.74    $ 4,533  5.93    $   ---       --   $   --      --    $ 8,034   $ 8,034    5.85
U.S. Government Agencies ....        --     --      8,507  6.43      8,524     6.80      993    7.11     18,024    18,024    6.64

State and political .........        --     --        752  6.66        977     7.30     7,892   8.57      9,621     9,978
   subdivisions(3) ..........                                                                                                8.30
Mortgage-backed Securities(1)     2,013   6.67      8,349  6.67      6,742     6.70     1,857   6.96     18,961    18,961    6.71
Equity Securities(2) ........     2,891   3.92         --    --         --       --        --     --         --     2,891   2,891
                                -------   ----    -------  ----    -------     ----   -------   ----    -------   -------    ----
  Total Investment Securities   $ 8,405   5.34    $22,141  6.43    $16,243     6.79   $10,742   8.16    $57,531   $57,888    6.69
                                =======   ====    =======  ====    =======     ====   =======   ====    =======   =======    ====

(1) Maturity is based upon expected average lives rather than contractual terms.
(2) Equity securities with no stated maturity are classified as "one year or less".
(3) Includes $8,159 in securities classified as held-to-maturity with a market value of $8,516.

Deposit Activities.

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail and IRA instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit and ACH activity. The Bank operates eleven automated teller machines and is affiliated with MAC, PLUS and CIRRUS networks.

Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1997.


(Dollars in thousands)                                Certificates
                                                       of Deposits
                                                      ------------
Maturity Period
---------------

Within three months..............................       $11,897
Over three through six months....................         5,178
Over six through twelve months...................         3,652
Over twelve months...............................         2,597
                                                        -------
                                                        $23,324
                                                        =======

Short-Term Borrowings

The following table sets forth information concerning only short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase and U.S. Treasury demand notes, that the Company had during the periods indicated.



(Dollars in thousands)                                           Year ended December 31,
                                                             -------------------------------
                                                              1997        1996       1995
                                                             --------   --------   ---------
Short-term borrowings:
  Average balance outstanding ............................   $ 7,892    $ 4,902    $ 2,631
  Maximum amount outstanding at any
    month-end during the period...........................    13,456     11,967      9,277
  Weighted average interest rate during
  the period .............................................      5.11%      5.04%      5.53%
Total short-term borrowings at end of
  period .................................................   $ 4,990    $ 3,227    $ 2,031

Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to Bank customers. At December 31, 1997, the Bank acted as trustee for $47.2 million of assets.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC"), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through CoreLink Financial, Inc., a registered broker/dealer.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank through WTRO plans to foreclose upon. At December 31, 1997, WTRO had no real estate assets. The Company expects WTRO to be active during 1998.

Personnel

As of December 31, 1997, the Company and the Bank had 104 full-time and 24 part-time employees. None of the Company employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Pennsylvania has enacted "opt-in" legislation authorizing full interstate branching for state- chartered financial institutions prior to June 1, 1997. This legislation allows out-of-state banks to branch into Pennsylvania either by buying an existing bank or converting it into a branch or by setting up a de novo branch. The law requires reciprocity from the other state until June 1, 1997. The legislation also allows state-chartered banks the same rights as federally chartered banks to branch into other states that allow interstate branching.

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

The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Under applicable regulations, institutions are assigned to one of three capital groups based on the level of an institution's capital (i.e., "well capitalized," "adequately capitalized" and "undercapitalized"). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Because the BIF exceeded its statutory required ratio of reserves to insured deposits, the Bank paid approximately $2,000 in federal deposit insurance premiums for year ended December 31, 1997.

Beginning January 1, 1997, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank will pay, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. The Bank paid $25,321 in FICO Bond assessments in 1997. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

Regulatory Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy prescribing the capital adequacy requirements for state-chartered banks, some of which, like the Bank, are not members of the Federal Reserve System. At December 31, 1997, the Bank exceeded all regulatory capital requirements and is classified as "well capitalized."

The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest- rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

The FDIC also requires that state-chartered banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

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

The following table sets forth the Company's regulatory capital position as of December 31, 1997 as compared to the minimum capital requirements imposed by the FDIC. The Bank's ratios do not differ significantly from the Company's ratios presented below.


                                                                                   Percent of
                                                                 Amount          Adjusted Assets
                                                              ------------       ---------------
                                                                     (Dollars in Thousands)

Leverage Capital...................................           $     21,920               8.34%
  Required.........................................                 10,518               4.00%
                                                              ------------               ----
  Excess...........................................           $     11,402               4.34%
                                                              ============               ====

Tier 1 Capital.....................................           $     21,920              11.27%
  Required.........................................                  7,778               4.00%
                                                              ------------               ----
  Excess...........................................           $     14,142               7.27%
                                                              ============               ====

Total Capital......................................           $     24,361              12.53%
  Required.........................................                 15,557               8.00%
                                                              ------------               ----
  Excess...........................................           $      8,804               4.53%
                                                              ============               ====


The Bank is also subject to more stringent PDB guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

The  Bank  was  in  compliance  in  both  the  FDIC  and  Pennsylvania   capital
requirements at December 31, 1997.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the PDB. At December 31, 1997, the Bank met its reserve requirements.

Item  2.  Description of Properties
-----------------------------------


The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and seven additional branch offices. The Bank's total investment in office property and equipment is $12.7 million with a net book value of $7.3 million at December 31, 1997. The Bank currently operates automated teller machines at seven of its branch offices and three automated teller machine only facilities.

Item 3.  Legal Proceedings
--------------------------

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
          --------------------------------------------------

None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997("Annual Report") on page 17 and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report on page 2, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 9 through 18 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

Except as set forth below, the above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 13 through 14 and is incorporated herein by reference.

The table that follows sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are expected to reprice or mature in each of the future time periods shown.

The table also indicates the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms. The assumptions used in the table are included in the notes thereto. Management believes that the assumptions used to evaluate the vulnerability of the Company's operations to changes in interest rates are reasonable. The interest rate sensitivity of the Company's assets and liabilities as shown in the table below could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

The Company has no off-balance sheet derivatives positions and its operating results are not subject to foreign currency exchange or commodity price risk. Based on its internal model, the Company believes its net interest income at risk with a 200 basis point change is within policy limits.


                                 Less than   90 days        One to      Over
(Dollars in thousands)            90 Days    to 1 Year    Five Years Five Years     Total
                                -----------------------------------------------------------


Interest Earning Assets
   Money market instruments      $  3,853           0     $     --    $     --    $  3,853
                                 --------   ---------     --------    --------    --------

   Loans & Leases Receivable       49,379      41,866       84,066      10,329     185,640
   Securities                       5,133       3,598       24,088      14,712      57,531
                                 --------   ---------     --------    --------    --------
Total Rate Sensitive Assets        58,365      55,464      108,154      25,041     247,024


Interest bearing Liabilities
   Time Deposits                   28,524      47,560       32,936          --     109,020
   Interest-bearing checking
      Accounts                      1,071       3,218       17,162          --      21,451
   Money Market and Savings
              Accounts              6,481      19,650       46,087          --      72,218
   Other Borrowed Funds             4,990          --        2,000          --       6,990
                                 --------   ---------     --------    --------    --------
Total Rate Sensitive
              Liabilities          41,066      70,428       98,185          --     209,679

Incremental Gap                  $ 17,299    $(14,964)    $  9,969    $ 25,041
Cumulative Gap                     17,299       2,335       12,304      37,345

Cumulative gap to total assets       6.57%        .89%        4.67%      14.19%


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Financial Statements of Norwood Financial Corp. and its subsidiaries, together with the report thereon by Beard & Company, Inc. appears in the Annual Report on pages 19 through 35 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

Form 8-K filed September 9, 1997.

On September 9, 1997, the Board of Directors of Norwood Financial Corp., Honesdale, Pennsylvania, ("Corporation") unanimously determined that it would discontinue the engagement of S.R. Snodgrass, A.C. Wexford, Pennsylvania, ("SRS"), as its independent auditors and determined that the Corporation will engage Beard & Company, Inc., Certified Public Accountants, Reading Pennsylvania, ("Beard"), as the Corporation's auditors for the fiscal year ending December 31, 1997. The Corporation's decisions were effective September 9, 1997.

SRS audited the consolidated financial statements of the Corporation for the years ended December 31, 1996 and 1995. The termination of SRS was not due to any disagreements with SRS as to any matters of accounting policies, procedures or practices or with respect to financial statement disclosure. SRS's report on the financial statements for the most recent fiscal year of the Corporation did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers" at pages 3 to 6 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 28, 1998 (the "Proxy Statement"), which was filed with the Commission on March 31, 1998 is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

The information relating to executive compensation is incorporated herein by reference to the Registrant's Proxy Statement at pages 7 through 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement at pages 2 through 4.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 12.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report to shareholders.

                                                                       PAGE
                                                                       ----

Independent Auditors' Report...................................         19
Consolidated Balance Sheets as of December 31, 1997 and 1996...         20
Consolidated Statements of Income For the Years Ended
  December 31, 1997, 1996 and 1995.............................         21
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1997, 1996 and 1995.........         22
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995.............................         23
Notes to Consolidated Financial Statements.....................      24-35

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

          3.1     Articles of Incorporation of Norwood Financial Corp.*
          3.2     Bylaws of Norwood Financial Corp.*
          4.0     Specimen Stock Certificate of Norwood Financial Corp.*
         10.1 Employment Agreement with William W. Davis, Jr., President and Chief Executive Officer **
         10.2 Employment Agreement with Lewis J. Critelli, Chief Financial Officer **
         10.3 Form of Change-in-Control Severance Agreement with 9 key employees of the Bank
         10.4     Consulting Agreement with Russell L. Ridd **
         10.5     Wayne Bank Stock Option Plan*
         11.0     Statement  regarding  computation  of earnings  per share (see
                  Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)

         13.0 Annual Report to Stockholders for the fiscal year ended December 31, 1997
         21.0 Subsidiary of the Registrant (see "Item 1. Business - General" and "-Subsidiary Activity" herein)
         27.0     Financial Data Schedule***

                  (b)      Reports on Form 8-K.

On October 3, 1997, the Registrant filed an amendment to a current report on Form 8-K regarding its change in accountants (Item 7).

On December 11, 1997, the Registrant filed a current report on Form 8-K regarding a two-for-one stock split in the form of a 100% stock dividend.

---------------------
* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366.

***      Only in electronic filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP

Dated:  March 26, 1998               By:      /s/William W. Davis, Jr.
                                              ------------------------
                                              William W. Davis, Jr.
                                              President, Chief Executive
                                                Officer and Director
                                              (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/William W. Davis, Jr.                 By:      /s/Lewis J. Critelli
      William W. Davis, Jr.                             Lewis J. Critelli
      President, Chief Executive                        Senior Vice President and Chief Financial Officer
       Office and Director                              (Principal Financial and Accounting Officer)
      (Principal Executive Officer)

Date:    March 24, 1998                                 Date:    March 26, 1998


By:   /s/Charles E. Case                       By:      /s/John E. Marshall
      Charles E. Case                                   John E. Marshall
      Director                                          Director

Date:    March 24, 1998                                 Date:    March 24, 1998


By:   /s/Daniel J. O'Neill                     By:      /s/Dr. Kenneth A. Phillips
      Daniel J. O'Neill                                 Dr. Kenneth A. Phillips
      Director                                          Director

Date:    March 24, 1998                                 Date:    March 24, 1998


By:   Gary P. Rickard                          By:      /s/Russell L. Ridd
      Gary P. Rikard                                    Russell L. Ridd
      Director                                          Director

Date:    March 24, 1998                                 Date:    March 24, 1998

By:   /s/Harold A. Shook                       By:      /s/John J. Weidner
      Harold A. Shook                                   John J. Weidner
      Director                                          Director

Date:    March 24, 1998                        Date:    March 24, 1998