Form 10-Q
period 1998-03-31
NORWOOD FINANCIAL CORP
filed 1998-05-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended March 31, 1998
                                      ------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------
Commission file number   0-28366
                         -------------------------------------------------------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
             Pennsylvania                                             23-2828306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                               18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
                                                     ---------------------------
                                       N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]           No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding as of April 30, 1998
---------------------------------------
common stock, par value $0.10 per share                   1,780,430
                                                --------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                      INDEX


                                                                                Page
                                                                                Number
Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.           Financial Statements                                             3
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       10

Part II -         OTHER INFORMATION

Item 1.           Legal Proceedings                                               19
Item 2.           Changes in Securities                                           19
Item 3.           Defaults upon Senior Securities                                 19
Item 4.           Submission of Matters to a Vote of Security Holders             19
Item 5.           Other Materially Important Events                               19
Item 6.           Exhibits and Reports on Form 8-K                                19

Signatures                                                                        20


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                               March 31, December 31,
                                                                 1998         1997
                                                              ---------    ---------

ASSETS
    Cash and due from banks                                   $   5,534    $   6,571
    Interest bearing deposits with banks                          1,685        4,353
    Federal funds sold                                            2,300         --
    Securities available for sale                                53,532       49,372
    Securities held-to-maturity (fair value of $8,498
            and $8,516)                                           8,160        8,159

    Loans Receivable (net of unearned income)                   183,501      185,640
    Less: Allowance for loan losses                               3,289        3,250
                                                              ---------    ---------
       Net loans receivable                                     180,212      182,390
    Bank premises and equipment, net                              7,184        7,300
    Other real estate                                               536          537
    Accrued interest receivable                                   1,434        1,358
    Other assets                                                  3,823        3,210
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 264,220    $ 263,250
                                                              =========    =========

LIABILITIES
    Deposits:
       Noninterest-bearing demand                             $  24,212    $  24,065
      Interest-bearing deposits                                 199,299      202,689
                                                              ---------    ---------
          Total deposits                                        223,511      226,754
       Short-term borrowings                                      7,185        4,990
      Other borrowings                                            2,000        2,000
      Accrued interest payable                                    2,394        2,365
      Other liabilities                                           3,750        2,547
                                                              ---------    ---------
          TOTAL LIABILITIES                                     238,840      238,656

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1998 1,802,824 shares and
      1997 1,801,592 shares                                         180          180
    Surplus                                                       4,453        4,384
    Retained earnings                                            21,362       20,844
    Treasury stock, at cost (22,394 shares)                        (344)        (344)
    Unearned ESOP shares                                         (1,702)      (1,750)
    Net unrealized appreciation on securities                     1,431        1,280
                                                              ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                          25,380       24,594
                                                              ---------    ---------
             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 264,220    $ 263,250
                                                              =========    =========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                            Three Months Ended
                                                  March 31
                                             ----------------
                                                1998     1997
                                              ------   ------
INTEREST INCOME
   Loans receivable including fees            $3,977   $3,867
   Securities                                    902      924
   Federal funds sold and deposits
      with banks                                  55       45
                                              ------   ------
         Total interest income                 4,934    4,836
INTEREST EXPENSE
   Deposits                                    2,040    2,059
   Short-term borrowings                           5       51
   Other borrowed funds                           30       54
                                              ------   ------
   Total interest expense                      2,125    2,164
                                              ------   ------
NET INTEREST INCOME                            2,809    2,672
PROVISION FOR LOAN LOSSES                        180      250
                                              ------   ------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    2,629    2,422

OTHER INCOME
   Service charges and fees                       23      170
   Income from fiduciary activities               41       47
   Net realized gain on sales of securities       15       --
   Other                                          72       56
                                              ------   ------
       Total other income                         35      273

OTHER EXPENSES
   Salaries and employee benefits                 96      947
   Occupancy, furniture & equipment, net         327      314
   Taxes, other than income                       63       59
   Other real estate owned operations              1       46
   Other                                         585      596
                                              ------   ------
     Total other expenses                      1,957    1,962

INCOME BEFORE INCOME TAXES                     1,030      733
INCOME TAX EXPENSE                               310      176
                                              ------   ------
NET INCOME                                    $  720   $  557
                                              ======   ======

BASIC AND DILUTED
   EARNINGS PER SHARE                         $ 0.43   $ 0.34
                                              ======   ======

Dividends per share                           $ 0.12   $0.105
                                              ======   ======


  See accompanying notes to the unaudited consolidated financial statements.
Per share amounts have been adjusted to reflect two-for-one stock split in the form of a 100% stock dividend payable on February 2, 1998.

NORWOOD FINANCIAL CORP.

Statements of Comprehensive Income (unaudited)
(dollars in thousands)

                                                  Three months ended March 31
                                                  ---------------------------
                                                     1998              1997
                                                     ----              ----

Net Income                                           $720              $557
Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising
         during the period net of tax,
          expense (benefit) 1998-$83;
             1997-$(160)                             $161              (311)
       Less reclassification adjustments for
         gains included in net income
          1998-$5; 1997-$0                            (10)               --
                                                     ----              ----


       Other comprehensive income                     151              (311)
                                                     ----              ----

       Comprehensive income                          $871             $ 246
                                                     ====             =====

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                               Net
                                                                                               Unearned    Unrealized
                                            Common                  Retained       Treasury    ESOP        Appreciation
                                            Stock         Surplus   Earnings       Stock       Shares      on Securities    Total
                                            -----         -------   --------       -----       ------      -------------    -----

Balance, December 31, 1997                  $180          $4,384    $20,844        ($344)      ($1,750)       $1,280       $24,594

Net Income                                                              720                                                    720
Cash dividend declared                                                 (202)                                                  (202)
Net change in unrealized appreciation
   on securities                                                                                                 151           151
Stock options exercised                                       20                                                                20
Release of earned ESOP shares                                 49                                    48                          97
                                            ----          ------    -------        -----       -------        ------        ------

Balance, March 31, 1998                     $180          $4,453    $21,362        ($344)      ($1,702)       $1,431       $25,380
                                            ====          ======    =======        ======      =======        ======        ======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1998          1997
                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $    720    $    557
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan  losses                                         180         250
  Depreciation                                                       164
  Amortization of intangible assets                                   68          63
  Deferred income taxes                                              981          64
  Net realized gain on sales of securities                           (15)       --
  Gain(loss) on sale of other real estate, net                        (4)          9
  Net gain on sale of mortgage loans                                 (27)        (19)
  Mortgage loans originated for sale                              (1,881)     (2,332)
  Proceeds from sale of mortgage loans                             1,908       2,351
  Decrease (increase) in accrued interest receivable                 (76)        (56)
  Increase (decrease) in accrued interest payable                     25         (87)
  Other, net                                                        (113)        374
                                                                --------    --------
         Net cash provided by operating activities                 1,942       1,338
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                          15        --
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       1,740         112
         Purchases                                                (5,502)     (2,107)
 Securities held to maturity:
         Proceeds from maturities                                   --          --
         Purchases                                                  --          --
 Net decrease (increase) in loans                                  1,637      (4,664)
 Purchase of bank premises and equipment, net                        (60)       (261)
 Proceeds from sales of other real estate                              6         404
                                                                --------    --------
                  Net cash used in investing activities           (2,165)     (6,516)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net Increase (decrease) in deposits                              (3,243)    (10,482)
 Net increase (decrease) in short term borrowings                  2,194       8,102
 Repayments of other borrowings                                     --          --
 Proceeds from other borrowings                                     --          --
 Stock options exercised                                              20        --
 Release of ESOP shares                                               48        --
 Net cash dividends paid                                            (201)       (176)
                                                                --------    --------

         Net cash used in financing activities                    (1,182)     (2,556)
                                                                --------    --------
         Decrease in cash and cash equivalents                    (1,405)     (7,734)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,924      15,109
                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  9,519    $  7,375
                                                                ========    ========

See accompanying notes to consolidated financial statement



Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------
1.       Basis of Presentation
         ---------------------
         The consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation. The investments in subsidiaries on the Company's financial statements are carried at the Company's equity in the underlying net assets.

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other period.

         For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1997 Annual Report filed on Form 10-K (File No. 0-28366).

2.       Earnings Per Share
         ------------------
         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement No. 128 requirements.
         On December 9, 1997, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on common stock outstanding, payable on February 2, 1998 to shareholders of record on January 15, 1998. The stock split resulted in the issuance of 900,796 additional common shares. The effect of this stock split has been recorded as of December 31, 1997. All per share data has been adjusted for the effect of the stock split.

3.       Comprehensive Income
         --------------------
         The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation. The only comprehensive income item that the Company has is unrealized gains (losses) on securites available for sale.


4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         Cash payments for interest for the three month period ended March 31, 1998 and 1997 were $2,014,000 and $2,105,000 respectively. There were no cash payments for income taxes in 1998 or 1997. There were no non-cash investing activity for 1998 and 1997.

5.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

General
-------
         Total assets at March 31, 1998 were $264.2 million, compared to $263.3 million at year-end 1997. The Company experienced a modest decline in loans and deposits during the quarter reflecting seasonality of its customer base. Growth in the securities portfolio was funded by short-term borrowings.

Securities
----------
         The fair value of securities available for sale at March 31, 1998 was $53.5 million, an increase of $4.2 million from December 31, 1997. The increase was principally in government agency issued mortgage backed securities. For the quarter ended March 31, 1998, maturities and calls on available for sale securities totaled $1.7 million with purchases of $5.5 million. In the current interest rate environment, the Company has experienced increased cash-flow from higher pre-payment speeds on its mortgage backed securities.


Loans
-----
         Total loans at March 31, 1998 were $183.5 million compared to $185.6 million at year-end. The decrease was principally due to lower level of residential mortgages, $1.3 million, and commercial real estate loans, $1 million. The Company has experienced refinancing of its adjustable rate residential mortgages into a fixed rate product. The fixed rate loans are subsequently sold into the secondary market, such sales totaled $1.9 million during the quarter. Indirect financing which includes new and used automobile and marine lending totaled $28 million at March 31, 1998 compared to $27.9 at year-end. The auto leasing portfolio totaled $33.9 million, which was no change from year-end. Automobile lending and leasing volume slowed in the quarter ended March 31 reflecting weaker auto sales and increased competition.


         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                                              March  31, 1998                December 31, 1997
                                                          -----------------------           --------------------
                                                               $            %                    $          %
                                                          -----------   ---------           -----------  -------
Commercial, financial and agricultural                    $   29,976       14.6%             $  26,589     14.2%
Real Estate-construction                                       2,465        1.3                  2,046      1.1
Real Estate-residential                                       52,952       28.7                 54,227     29.0
Real Estate-commercial                                        31,991       17.3                 32,986     17.7
Leases to individuals                                         33,867       18.4                 33,877     18.1
Installment loans to individuals                              36,166       19.6                 37,082     19.9
                                                          ----------                          --------
         Total loans                                         184,417      100.0%               186,807    100.0%
Less unearned income                                             916                             1,167
Allowance for loan losses                                      3,289                             3,250
                                                           ---------                          --------
Total loans, net                                            $180,212                          $182,390
                                                            ========                          ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                    At or for the Three
(dollars in thousands)             Months Ended March 31
----------------------             ---------------------
                                     1998        1997
                                   -------     --------
Balance at beginning of period     $ 3,250     $ 2,615
Provision for loan losses              180         250
Charge-offs                           (148)       (148)
Recoveries                              23          23
                                   -------     -------
Net charge-offs                       (141)       (125)
                                   -------     -------
Balance at end of period           $ 3,289     $ 2,740
                                   =======     =======

Allowance to total loans              1.79%       1.53%
Net charge-offs to average loans
    (annualized)                       .31%        .28%

           The allowance for loan losses totaled $3,289,000 at March 31, 1998 and represented 1.79% of total loans, increasing from $3,250,000 and 1.75% at year-end, and $2,740,000 and 1.53% at March 31, 1997. The provision for loan losses for the current quarter was $180,000, compared to $250,000 for the first quarter of 1997. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. While management considers the allowance adequate at March 31, 1998 based on the loan mix and level of classifications, there can be no assurances that future provisions will not be made to the allowance, and that such losses will not exceed estimated amounts.

           At March 31, 1998, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $2,110,000. This was comprised of $425,000 with related allowance of $26,000 and loans of $1,685,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral

  At March 31, 1998, non-performing loans totaled $2,038,000 which is 1.11% of total loans decreasing from $2,175,000, or 1.17% of total loans at December 31, 1997. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                    March 31, 1998      December 31, 1997
                                          --------------      -----------------
Loans accounted for on a non-accrual
    Basis:
 Commercial and all other                      $  851                $  963
 Real Estate                                    1,115                 1,112
 Consumer                                          29                    33
                                               ------                ------
  Total                                         1,995                 2,108

Accruing Loans which are contractually
     past due 90 days or more                      43                    44
                                               ------                ------
  Total non-performing loans                   $2,038                $2,175
Other real estate owned                           536                   537
                                               ------                ------
Total non-performing assets                    $2,574                $2,712
                                               ======                ======
Allowance for loan losses as a
     percent of non-performing loans            161.4%                149.4%
Non-performing loans to total loans              1.11%                 1.17%
Non-performing assets to total assets             .97%                 1.03%

           The two largest non-performing loan relationships total $1,015,000 and represent 49.8% of total non-performing loans at March 31, 1998. On April 15, 1998, the Bank's subsidiary WTRO Properties, Inc. acquired, through foreclosure action, the real estate related to one of these credits, and will begin aggressively marketing the property which includes a restaurant, a residential property and several rental units. The second relationship consists of the inventory and real estate of a marina. The Company is in the process of liquidating the inventory and seeking a buyer for the real estate.

Deposits and Other Borrowings
-----------------------------
           Total deposits at March 31, 1998 were $223.5 million compared to $226.8 million at year-end. The decrease was principally due to $5.2 million of maturities of short-term time deposits of school district and other public funds. Non-interest bearing demand deposits represented 10.8% of total deposits at March 31, improving from 10.6 % at year-end. Money market deposit accounts totaled $29.3 million, increasing $488,000 from year-end principally due to growth in high yield Investor Account.
           The Company substituted short-term borrowings, principally cash management accounts which represent customers excess funds invested in overnight repurchase agreements for short-term jumbo CDs. Repurchase agreements totaled $6.3 million at March 31 compared to $2.8 million at year-end. The Company believes such accounts are a stable source of funds as they represent substitutes for core deposits for larger commercial and governmental agency customers.

Stockholders' Equity and Capital Ratios
---------------------------------------
           Total stockholders' equity at March 31, 1998, was $25,380,000 compared to $24,594,000 at December 31, 1997. A comparison of the Company's capital ratios is as follows:

                                     March 31, 1998         December 31, 1997
                                     --------------         -----------------
Tier 1 Capital
    (To average assets)                   8.68%                    8.34%
Tier 1 Capital
    (To risk-weighted assets)            11.59%                   11.27%
Total Capital
    (To risk-weighted assets)            12.84%                   12.53%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at March 31, 1998 and December 31, 1997.

Market Risk

           Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee
(ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.
           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At March 31, 1998, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.

           Imbalance in repricing opportunities at a given point in time reflect interest- sensitivity gaps measured as the difference between interest-sensitive assets and interest-sensitive liabilities. An asset or liability is considered interest-sensitive if the rate it yields is subject to change or if it produces a cash-flow in a given period which must be redeployed by the Company. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.
           At March 31, 1998, the Bank had a positive 30 day gap position of $18.5 million, or 7% of total assets. A positive gap means that interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would generally indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 30 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.
           The Company analyzes and measures the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms and assumptions. Management believes that the assumptions used are reasonable. The interest rate sensitivity of assets and liabilities could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. Finally, the ability of borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase. The operating results of the Company are not subject to foreign currency exchange or commodity price risk, nor does the Company have any off-balance sheet derivatives.


Liquidity
---------
           Maintenance of liquidity is coordinated by ALCO. Liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loans and securities.
           At March 31, 1998, the Company had cash and cash equivalents of $9.5 million in the form of cash, due from banks and interest bearing deposits with other institutions. In addition, the Company had total securities available for sale of $53.5 million which could be used for liquidity needs. This totals $63.0 million and represents 23.8% of total assets, increasing from 22.5% at year-end. The Company also monitors other liquidity measures all of which were within Company policy guidelines at March 31, 1998. The Company believes its liquidity position is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The short-term borrowing capacity from FHLB was in excess of $53 million. At March 31, 1998 the Company had $2 million borrowing from the FHLB with a scheduled maturity in December 1999.


Results of Operation

Comparison of Operating Results for Three Months Ended March 31, 1998
---------------------------------------------------------------------
and March 31,  1997
-------------  ----

General
-------
           For the three months ended March 31, 1998 net income totaled $720,000 or $.43 per share compared to $557,000, or $.34 per share earned in the first quarter of 1997. The resulting return on average assets and return on average equity for the quarter were 1.11% and 11.58% respectively increasing from .87% and 10.23% respectively for the corresponding period in 1997.

  Net Interest Income
  -------------------
           Net interest income, on a fully taxable equivalent basis (fte) for the first quarter of 1998 was $2,881,000, an increase of $104,000, or 3.8% over 1997. The fte net interest spread and net interest margin for three months 1998 was 4.02% and 4.66% respectively compared to 4.10% and 4.65%, respectively in 1997.
           The decrease in net interest spread was principally the result of lower yields on earning assets, 8.10% decreasing from 8.27%, or a 17 basis point decline. The cost of interest-bearing liabilities decreased 9 basis points to 4.08% for the first quarter of 1998. Net interest margin remained stable, despite the decrease in net interest spread, due to a higher earning asset ratio of 94.9% in 1998 compared to 92.8% in 1997.
           Interest income on an fte basis totaled $5,006,000 for the three months of 1998, compared to $4,941,000 in 1997. The yield on the securities portfolio decreased from 6.60% in 1997 to 6.26% principally due to lower interest rate environment and shortening of the average repricing term of the portfolio to 3.4 years from 5.1 years at March 31, 1997. Total loans averaged $184 million for the quarter with interest income of $3,981,000 and yield of 8.65% compared to $176.6 million average, $3,873,000 income and 8.77% yield in 1997. The growth in loans was principally in lower yielding retail loans and lease financing with a decrease in higher yielding commercial related credits.
           Total interest expense for the quarter was $2,125,000 compared to $2,164,000 in 1997. The average cost of interest-bearing deposits was 4.06% in 1998 decreasing from 4.11% in 1997. During the quarter, the Company decreased rates paid on certain deposit products including interest-bearing checking, savings and money market accounts. This was partially offset by increased cost on retail CDs, reflecting a lengthening of maturities. The first quarter of 1998 also includes $6.1 million of higher yielding, Investor Account deposits at 4.82%, not offered in the first quarter of 1997.

Other Income
------------
           Other income, excluding gains on sales of securities, totaled $344,000 for the quarter, an increase of $71,000 or 26% over the corresponding period in 1997. The increase was principally due to additional fees on deposit-related products including a new checking account product, improvements in collection of overdraft fees, Visa check card fee income of $9,000 and ATM fee income increasing $12,000 due to surcharging non-customers for the use of the Company's ATMs.
           During the quarter the Company sold an equity holding in another financial institution for a gain on sale of $15,000. There were no such gains in the first quarter of 1997.

Other Expense
-------------
           Other expenses totaled $1,957,000 for the first quarter of 1998 compared to $1,962,000 in 1997. Salary and employee benefit costs totaled
$963,000, an increase of 1.7% over the period in 1997. Total full-time equivalent employees at March 31, 1998 were 112 compared to 117 at March 31, 1997. Cost associated with other real estate owned decreased to $19,000 from $46,000 principally due to decrease in the number of properties owned. The efficiency ratio for the quarter ended March 31, 1998 was 62.6% improving from 64.3% in 1997.

Income Tax Expense
------------------
           Income tax expense for the three months of 1998 was $310,000, for an effective tax rate of 30.1% compared to $176,000 and an effective rate of 24% in 1997. The increase in the effective rate was due to higher level of pre-tax income and lower levels of tax-exempt municipal investments.


Year 2000
---------
           Timely and accurate data processing are critical to the operation of the Company. Issues regarding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures.
           The Company has developed a Year 2000 project plan to manage the issues involved. The Company has entered into a new seven year $2.2 million agreement with a data servicing provider for its core application systems. The conversion is planned to occur in the fourth quarter of 1998 and will address Year 2000. Substantially all systems will be tested by year-end 1998. Management believes its level of preparedness is appropriate.
           In addition, certain commercial customers could experience problems with their operations which could negatively effect their cash flow and ability to handle their debt service. The Company is analyzing its portfolio and surveying its commercial customers to determine the risks associated with the Year 2000.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                             Three Months Ended March 31,
                                                        ----------------------------------------------------------------------------
                                                                            1998                                  1997
                                                        -------------------------------------  -------------------------------------
                                                           Average                  Average     Average                      Average
                                                           Balance      Interest     Rate       Balance        Interest        Rate
                                                           -------      --------     ----       -------        --------        ----
                                                             (2)           (1)        (3)         (2)            (1)           (3)

Assets
Interest-earning assets:
   Federal funds sold...............................     $     537       $     7      5.21 %   $  1,984            $31        6.25%
   Interest bearing deposits with banks                      3,455            48      5.56        1,069             14        5.24

   Securities held-to-maturity......................         8,159           172      8.43        8,805            189        8.59
   Securities available for sale:
     Taxable .......................................        49,305           770      6.25       45,338            732        6.46
     Tax-exempt ....................................         1,646            28      6.80        5,173            102        7.89
                                                             -----            --                 ------            ---
        Total securities available for sale.........        50,951           798      6.26       50,511            834        6.60
     Loans receivable (4) (5).......................       184,049         3,981      8.65      176,641          3,873        8.77
                                                           -------         -----                -------          -----
        Total interest earning assets...............       247,151         5,006      8.10      239,010          4,941        8.27
Non-interest earning assets:
   Cash and due from banks..........................         6,111                                5,687
   Allowance for loan losses........................        (3,268)                              (2,701)
   Other assets.....................................        10,527                               15,652
                                                            ------                               ------
   Total non-interest earning assets................        13,370                               18,638
                                                            ------                              -------
Total Assets........................................      $260,521                             $257,648
                                                           =======                              =======


Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits.................       $49,844           316      2.54 %    $45,154            291        2.58
   Savings deposits.................................        42,996           272      2.53       44,051            297        2.70
   Time deposits....................................       108,103         1,452      5.37      111,157          1,471        5.29
                                                           -------         -----               --------         ------
      Total interest bearing deposits...............       200,943         2,040      4.06      200,362          2,059        4.11
Short-term borrowings...............................         5,138            55      4.28        4,772             51        4.27
Other borrowings ...................................         2,000            30      6.00        2,442             54        8.85
                                                             -----            --                -------            ---
   Total interest bearing liabilities...............       208,081         2,125      4.08      207,576          2,164        4.17
Non-interest bearing liabilities:
   Demand deposits..................................        23,758                               23,995
   Other liabilities................................         3,795                                4,279
                                                             -----                                -----
      Total non-interest bearing liabilities........        27,553                               28,274
                                                            ------                               ------
   Stockholders' equity.............................        24,887                               21,798
                                                            ------                              -------
Total Liabilities and Stockholders' Equity..........      $260,521                             $257,648
                                                           =======                              =======

Net interest income (tax equivalent basis)..........                       2,881     4.02%                       2,777        4.10%
                                                                                    =====                                    =====
Tax-equivalent basis adjustment.....................                         (72)                                 (105)
                                                                            ----                                ------
Net interest income.................................                     $ 2,809                                $2,672
                                                                         =======                                ======
Net interest margin (tax equivalent basis)..........                                 4.66%                                    4.65%
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

                                               Increase/(Decrease)
                                   --------------------------------------------
                                   Three months ended March 31,1998 Compared to
                                        Three months ended March 31, 1997
                                   --------------------------------------------
                                                 Variance due to
                                   --------------------------------------------
                                             Volume    Rate      Net
                                   -----------------  -------  ----------------

                                               (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold                          $ (20)   $  (4)   $ (24)
 Interest bearing deposits with banks            3        1       34
 Securities held to maturity                   (14)      (3)     (17)
 Securities available for sale:
    Taxable                                    167     (129)      38
    Tax-exempt securities                      (62)     (12)     (74)
                                             -----    -----    -----
       Total securities                        106     (142)     (36)
 Loans                                         398     (290)     108
                                             -----    -----    -----
 Total interest earning assets                 503      (43       65

Interest bearing liabilities:
  Interest bearing demand deposits              54      (29)      25
  Savings deposits                              (7)     (18)     (25)
  Time deposits                               (126)     107      (19)
                                             -----    -----    -----
     Total interest bearing deposits           (79)       6      (19)
Short-term borrowings                            4        4
Other borrowings                                (9)     (15      (24)
                                             -----    -----    -----
     Total interest bearing liabilities        (84)      45      (39)
Net interest income (tax-equivalent basis)   $ 587    $(483)   $ 104
                                             =====    =====    =====

-------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 28, 1998. The following incumbent Class II directors were nominated for and duly elected to the Board of Directors for a three-year term expiring in 2001:
         Russell L. Ridd, 1,457,707 for, 13,272 withheld; Harold A. Shook, 1,452,297 for, 18,536 withheld; John J. Weidner, 1,433,281 for, 37,552 withheld


Item 5.  Other Materially Important Events

None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                  27-Financial Data Schedule
                     (In electronic filing only)

         (b) Reports on Form 8-k

               None.

Signatures
----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORWOOD FINANCIAL CORP.

Date:       4/30/98             By:       /s/ William W. Davis, Jr.
            -------                       --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:       4/30/98             By:       /s/ Lewis J. Critelli
            -------                       --------------------------------------

                                          Lewis J. Critelli
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)