Form 10-Q/A
period 1998-03-31
NORWOOD FINANCIAL CORP
filed 1998-05-18
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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
                                                --------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 1998
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


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                               March 31, December 31,
                                                                 1998         1997
                                                              ---------    ---------


ASSETS
    Cash and due from banks                                   $   5,534    $   6,571
    Interest bearing deposits with banks                          1,685        4,353
    Federal funds sold                                            2,300         --
    Securities available for sale                                53,532       49,372
    Securities held-to-maturity (fair value of $8,498
            and $8,516)                                           8,160        8,159

    Loans Receivable (net of unearned income)                   183,501      185,640
    Less: Allowance for loan losses                               3,289        3,250
                                                              ---------    ---------
       Net loans receivable                                     180,212      182,390
    Bank premises and equipment, net                              7,184        7,300
    Other real estate                                               536          537
    Accrued interest receivable                                   1,434        1,358
    Other assets                                                 ^3,643        3,210
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 264,220    $ 263,250
                                                              =========    =========

LIABILITIES
    Deposits:
       Noninterest-bearing demand                             $  24,212    $  24,065
      Interest-bearing deposits                                 199,299      202,689
                                                              ---------    ---------
          Total deposits                                        223,511      226,754
       Short-term borrowings                                      7,185        4,990
      Other borrowings                                            2,000        2,000
      Accrued interest payable                                    2,394        2,365
      Other liabilities                                           3,750        2,547
                                                              ---------    ---------
          TOTAL LIABILITIES                                     238,840      238,656

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1998 1,802,824 shares and
      1997 1,801,592 shares                                         180          180
    Surplus                                                       4,453        4,384
    Retained earnings                                            21,362       20,844
    Treasury stock, at cost (22,394 shares)                        (344)        (344)
    Unearned ESOP shares                                         (1,702)      (1,750)
    Net unrealized appreciation on securities                     1,431        1,280
                                                              ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                          25,380       24,594
                                                              ---------    ---------
             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 264,220    $ 263,250
                                                              =========    =========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                            Three Months Ended
                                                  March 31
                                             ----------------
                                                1998     1997
                                             ------   ------


INTEREST INCOME
   Loans receivable including fees            $3,977   $3,867
   Securities                                    902      924
   Federal funds sold and deposits
      with banks                                  55       45
                                              ------   ------
         Total interest income                 4,934    4,836
INTEREST EXPENSE
   Deposits                                    2,040    2,059
   Short-term borrowings                       ^  55       51
   Other borrowed funds                           30       54
                                              ------   ------
   Total interest expense                      2,125    2,164
                                              ------   ------
NET INTEREST INCOME                            2,809    2,672
PROVISION FOR LOAN LOSSES                        180      250
                                              ------   ------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    2,629    2,422

OTHER INCOME
   Service charges and fees                     ^230      170
   Income from fiduciary activities               41       47
   Net realized gain on sales of securities       15       --
   Other                                          72       56
                                              ------   ------
       Total other income                         35      273

OTHER EXPENSES
   Salaries and employee benefits               ^963      947
   Occupancy, furniture & equipment, net         327      314
   Taxes, other than income                       63       59
   Other real estate owned operations           ^ 19       46
   Other                                         585      596
                                              ------   ------
     Total other expenses                      1,957    1,962

INCOME BEFORE INCOME TAXES                     1,030      733
INCOME TAX EXPENSE                               310      176
                                              ------   ------
NET INCOME                                    $  720   $  557
                                              ======   ======

BASIC AND DILUTED
   EARNINGS PER SHARE                         $ 0.43   $ 0.34
                                              ======   ======

Dividends per share                           $ 0.12   $0.105
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

                                NORWOOD FINANCIAL CORP.

Date:   ^  May 15, 1998         By:       /s/ William W. Davis, Jr.
           ------------                   --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:   ^  May 15, 1998         By:       /s/ Lewis J. Critelli
           ------------                   --------------------------------------
                                          Lewis J. Critelli
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)