Form 10-Q
period 1998-06-30
NORWOOD FINANCIAL CORP
filed 1998-08-06
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended June 30, 1998
                                      ------------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               ----------------------    -----------------------

Commission file number 0-28366
                       ---------------------------------------------------------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                 23-2828306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                    18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
                                                    ----------------------------

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
Yes [x]           No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding as of July 31, 1998
---------------------------------------                    1,781,430
common stock, par value $0.10 per share          -------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

                                                                                            Page
                                                                                           Number

Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.           Financial Statements                                                        3
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   9
Item 3.           Quantitative and Qualitative Disclosures about Market Risk                 17

Part II -         OTHER INFORMATION

Item 1.           Legal Proceedings                                                          21
Item 2.           Changes in Securities                                                      21
Item 3.           Defaults upon Senior Securities                                            21
Item 4.           Submission of Matters to a Vote of Security Holders                        21
Item 5.           Other Information                                                          21
Item 6.           Exhibits and Reports on Form 8-K                                           21

Signatures                                                                                   22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                               June 30,   December 31,
                                                                 1998         1997
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $  12,240    $   6,571
    Interest bearing deposits with banks                            263        4,353
    Securities available for sale                                56,643       49,372
    Securities held-to-maturity (fair value of $8,528
            and $8,156)                                           8,158        8,159
    Loans receivable (net of unearned income)                   186,804      185,640
    Less: Allowance for loan losses                               3,260        3,250
                                                              ---------    ---------
       Net loans receivable                                     183,544      182,390
    Bank premises and equipment, net                              7,070        7,300
    Other real estate                                             1,063          537
    Accrued interest receivable                                   1,367        1,358
    Other assets                                                  3,585        3,210
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 273,933    $ 263,250
                                                              =========    =========

LIABILITIES
    Deposits:
      Noninterest-bearing demand                              $  27,023    $  24,065
      Interest-bearing deposits                                 198,389      202,689
                                                              ---------    ---------
          Total deposits                                        225,412      226,754
      Short-term borrowings                                      14,284        4,990
      Other borrowings                                            2,000        2,000
      Accrued interest payable                                    1,940        2,365
      Other liabilities                                           4,190        2,547
                                                              ---------    ---------
          TOTAL LIABILITIES                                     247,826      238,656

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
      issued 1998 1,803,824 shares and
      1997 1,801,592 shares                                         180          180
    Surplus                                                       4,504        4,384
    Retained earnings                                            21,952       20,844
    Treasury stock, at cost (22,394 shares)                        (344)        (344)
    Unearned ESOP shares                                         (1,652)      (1,750)
    Net unrealized appreciation on securities                     1,467        1,280
                                                              ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                          26,107       24,594
                                                              ---------    ---------
             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 273,933    $ 263,250
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)


                                             Three Months Ended Six Months Ended
                                                 June 30            June 30
                                               ---------------  ----------------
                                                1998     1997    1998     1997
                                               ------   ------  ------   ------

INTEREST INCOME
  Loans receivable including fees             $4,049   $4,036   $8,026   $7,903
  Securities                                     956      905    1,858    1,829
  Federal funds sold and deposits
      with banks                                  13       36       68       81
                                              ------   ------   ------   ------
         Total interest income                 5,018    4,977    9,952    9,813
INTEREST EXPENSE
  Deposits                                     1,961    2,020    4,001    4,079
  Short-term borrowings                          110      139      165      190
  Other borrowed funds                            30       56       60      110
                                              ------   ------   ------   ------
         Total interest expense                2,101    2,215    4,226    4,379
                                              ------   ------   ------   ------
NET INTEREST INCOME                            2,917    2,762    5,726    5,434
PROVISION FOR LOAN LOSSES                        180      300      360      550
                                              ------   ------   ------   ------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                    2,737    2,462    5,366    4,884

OTHER INCOME
   Service charges and fees                      262      218      492      388
   Income from fiduciary activities               27       38       68       85
   Net realized gain on sales of securities     --         63       15       63
   Other                                         119       57      191      113
                                               -----   ------   ------   ------

         Total other income                      408      376      766      649

OTHER EXPENSES
   Salaries and employee benefits                963      905    1,926    1,852
   Occupancy, furniture & equipment, net         302      308      629      622
   Taxes, other than income                       62       60      125      119
   Other real estate owned operations             57      123       76      169
    Other                                        627      577    1,212    1,173
                                               -----   ------   ------   ------

         Total other expenses                  2,011    1,973    3,968    3,935

INCOME BEFORE INCOME TAXES                     1,134      865    2,164    1,598
INCOME TAX EXPENSE                               343      221      653      397
                                              ------   ------   ------   ------
NET INCOME                                    $  791   $  644   $1,511   $1,201
                                              ======   ======   ======   ======

BASIC AND DILUTED
   EARNINGS PER SHARE*                        $ 0.47   $ 0.39   $0 .90   $0 .73
                                              ======   ======   ======   ======

Dividends per share*                          $ 0.12   $0.105   $ 0.24   $ 0.21
                                              ======   ======   ======   ======


Reflects adjustment for two-for-one stock split in the form of a 100% stock dividend, paid February 2, 1998.

NORWOOD FINANCIAL CORP.

Statements of Comprehensive Income (unaudited)
(dollars in thousands)
                                           Six months ended June 30
                                           ------------------------
                                                1998       1997
                                                ----       ----

Net Income                                     $ 1,511    $ 1,201
Other comprehensive income
   Unrealized gains on securities:
       Unrealized holding gains arising
         during the period                         298        360
       Less reclassification adjustments for
         gains included in net income              (15)       (63)
                                               -------    -------
Other comprehensive income before income
         taxes                                     283        297
Income tax expense                                  96        101
                                               -------    -------
       Other comprehensive income                  187        196
                                               -------    -------

       Comprehensive income                    $ 1,698    $ 1,397
                                               =======    =======

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                             Net
                                                                                                Unearned     Unrealized
                                            Common                   Retained       Treasury    ESOP         Appreciation
                                            Stock         Surplus    Earnings       Stock       Shares       on Securities    Total
                                            -----         -------    --------       -----       ------       -------------    -----

Balance, December 31, 1997                  $180          $4,384     $20,844        ($344)      ($1,750)     $1,280       $ 24,594

Net Income                                                             1,511                                                 1,511
Cash dividends declared                                                 (403)                                                 (403)
Net change in unrealized appreciation
   on securities                                                                                                187            187
Stock options exercised                                       33                                                                33
Release of earned ESOP shares                                 87                                     98                        185
                                            ----          ------     -------        -----       -------      ------       --------

Balance, June 30, 1998                      $180          $4,504     $21,952        ($344)      ($1,652)     $1,467       $ 26,107
                                            ====          ======     =======        ======      ========     ======       ========


See accompanying notes to the unaudited financial statements

XXXXXXXX


NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                   1998        1997
                                                                   ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  1,511    $  1,201
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan  losses                                         360         550
  Depreciation                                                       330         335
  Amortization of intangible assets                                  136         142
  Deferred income taxes                                            1,399         186
  Net realized gain on sales of securities                           (15)        (63)
  Gain(loss) on sale of other real estate, net                         1          58
  Net gain on sale of mortgage loans                                 (62)        (31)
  Mortgage loans originated for sale                              (4,539)     (2,976)
  Proceeds from sale of mortgage loans                             4,602       3,007
  Decrease (increase) in accrued interest receivable                  (9)        197
  Increase (decrease) in accrued interest payable                   (434)       (401)
  Other, net                                                         217         943
                                                                --------    --------
         Net cash provided by operating activities                 3,496       1,947
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                         876       5,980
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       4,702       1,523
         Purchases                                               (12,590)     (2,156)
 Securities held to maturity:
         Proceeds from maturities                                   --          --
         Purchases                                                  --          --
 Net decrease (increase) in loans                                 (2,562)    (11,603)
 Purchase of bank premises and equipment, net                       (100)       (450)
 Proceeds from sales of other real estate                             73       1,377
                                                                --------    --------
                  Net cash used in investing activities           (9,600)     (5,329)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) in deposits                                       (1,342)     (8,875)
 Net increase (decrease) in short term borrowings                  9,293       8,798
Repayments of other borrowings                                      --          --
 Proceeds from other borrowings                                     --          --
 Stock options exercised                                              37        --
 Acquisition of treasury stock                                      --          --
 Proceeds from issuance of treasury stock                           --          --
Release of ESOP shares                                                98         100
 Net cash dividends paid                                            (402)       (352)
                                                                --------    --------
         Net cash provided by (used) in financing activities       7,683        (329)
                                                                --------    --------
         Increase (Decrease) in cash and cash equivalents          1,579      (2,510)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,924      15,109
                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 12,503    $ 12,599
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other period.

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

3.       Comprehensive Income
         --------------------
         The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified in order to be consistent with the current year presentation. The only comprehensive income item that the Company has is unrealized gains (losses) on securities available for sale.

4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         Cash payments for interest for the six month period ended June 30, 1998 and 1997 were $4,435,000 and $4,473,000 respectively. There were cash payments for income taxes in 1998 of $15,000 and none in 1997. Non-cash investing activity for 1998 and 1997 include foreclosed mortgage loans transferred to real estate owned of $600,000 and $210,000 respectively.

5.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.

6.       Recently Issued Financial Standards
         -----------------------------------
         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activity." The new statement requires all derivatives to be recorded on the balance sheet at fair values and establishes "special accounts" for three different types of hedges. The Company does not have any derivative financial instruments, and therefore, this new standard will have no impact on the financial statements.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

General
-------
         Total assets at June 30, 1998 were $273.9 million, compared to $263.3 million at year-end 1997. The Company experienced a modest growth in loans and a slight decline in deposits during the period reflecting seasonality of its customer base. Growth in the securities portfolio was funded by short-term borrowings.

Securities
----------
         The fair value of securities available for sale at June 30, 1998 was $56.6 million, an increase of $7.3 million from December 31, 1997. The increase was principally in government agency issued mortgage-backed securities. For the six months ended June 30, 1998, maturities and calls on available for sale securities totaled $4.7 million with purchases of $12.6 million. In the current interest rate environment, the Company has experienced increased cash-flow from higher pre-payment speeds on its mortgage-backed securities. This increased cash flow has been principally reinvested in low-coupon, shorter duration mortgage-backed securities.

Loans
-----
         Total loans at June 30, 1998 were $186.8 million compared to $185.6 million at year-end. During the six month period, the Company has experienced refinancing of its adjustable rate mortgages into fixed rate product. Certain fixed rate loans are subsequently sold into the secondary market with sales totaling $4.6 million for the period ended June 30,1998. Floor plan loans decreased $1.2 million due to pay-offs. These decreases were offset by increase in home equity loans of $629,000 to $15.9 million and indirect auto financing growth of $3.6 million to $31.5 million. The Company provides indirect financing and automobile leasing to over sixty automobile dealers in five counties in Northeastern Pennsylvania.


         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                               June  30, 1998              December 31, 1997
                                         ------------------------       ------------------------
                                             $               %              $               %
                                         --------        --------       --------         -------
Commercial, financial and agricultural   $ 25,525           13.6%       $ 26,589           14.2%
Real Estate-construction                    2,464            1.3           2,046            1.1
Real Estate-residential                    52,715           28.0          54,227           29.0
Real Estate-commercial                     32,193           17.1          32,986           17.7
Leases to individuals                      34,589           18.4          33,877           18.1
Installment loans to individuals           40,469           21.5          37,082           19.9
                                         --------                       --------
         Total loans                      187,955          100.0%        186,807          100.0%
Less unearned income                        1,151                          1,167
Allowance for loan losses                   3,260                          3,250
                                         --------                       --------
Total loans, net                         $183,544                       $182,390
                                         ========                       ========


Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                     At or for the Three             At or for the Six
(dollars in thousands)                             Months Ended June 30             Months Ended June 30
                                              ----------------------------         --------------------
                                                 1998               1997             1998         1997
                                              ---------           --------           ----         ----
Balance at beginning of period                $ 3,289             $ 2,740           $3,250        $2,616
Provision for loan losses                         180                 300              360           550
Charge-offs                                      (234)               (150)            (397)         (299)
Recoveries                                         25                  50               47            73
                                              -------             -------           ------        ------
Net charge-offs                                  (209)               (100)            (350)         (226)
                                              -------             -------           ------        ------
Balance at end of period                      $ 3,260             $ 2,940           $3,260        $2,940
                                              =======             =======           ======        ======

Allowance to total loans                         1.75%               1.58%            1.75%         1.58%
Net charge-offs to average loans
    (annualized)                                  .45%                .22%             .38%          .25%

           The allowance for loan losses totaled $3,260,000 at June 30, 1998 and represented 1.75% of total loans, compared to $3,250,000 and 1.75% at year-end, and $2,940,000 and 1.58% at June 30, 1997. The provision for loan losses for the current quarter was $180,000, compared to $300,000 for the second quarter of 1997. The Company's loan review function accesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. While management considers the allowance adequate at June 30, 1998 based on the loan mix and level of classifications, there can be no assurances that future provisions will not be made to the allowance, and that such losses will not exceed estimated amounts.

           At June 30, 1998, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $1,314,000. This was comprised of $373,000 with related allowance of $13,000 and loans of $941,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral.

           At June 30, 1998, non-performing loans totaled $1,075,000 which is .58% of total loans decreasing from $2,175,000, or 1.17% of total loans at
December 31, 1997. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                        June 30, 1998    December 31, 1997
                                              -------------    -----------------
Loans accounted for on a non-accrual
    Basis:
 Commercial and all other                         $   559             $  963
 Real Estate                                          486              1,112
 Consumer                                              13                 33
                                                  -------             ------
  Total                                             1,058              2,108

Accruing Loans which are contractually
     past due 90 days or more                          17                 44
                                                  -------             ------
  Total non-performing loans                      $ 1,075             $2,175
Other real estate owned                             1,063                537
                                                  -------             ------
Total non-performing assets                       $ 2,138             $2,712
                                                  =======             ======
Allowance for loan losses as a
     percent of non-performing loans                308.1%             149.4%
Non-performing loans to total loans                    .58%              1.17%
Non-performing assets to total assets                  .78%              1.03%

           During the second quarter, the Bank's subsidiary WTRO Properties, Inc. acquired, through foreclosure action, the real estate related to a large non-performing loan relationship. The increase in other real estate from $537,000 at year-end to $1,063,000 at June 30, 1998 is principally related to this transaction, with the property carried at $434,000. The property consists of three parcels, one of which was sold prior to July 30, with the remaining contracted to settle prior to September 30. The Company's largest non-performing loan relationship consists of the real estate of a marina. During the second quarter the Bank liquidated the inventory and anticipates the sale of the real estate during the third quarter.

Deposits and Other Borrowings
-----------------------------
           Total deposits at June 30, 1998 were $225.4 million compared to $226.8 million at year-end. The decrease was principally due to $8.9 million of maturities of short-term time deposits of school district and other public funds off-set by growth in core deposits. Non-interest bearing demand deposits represented 12.1% of total deposits at June 30, improving from 10.6% at year-end. Money market deposit accounts totaled $31.4 million, increasing $2.6 million from year-end principally due to growth in high yield Investor Account. Interest bearing checking increased $3 million from year-end, to total $24.4 million at June 30, 1998.
           The Company substituted short-term borrowings, principally cash management accounts which represent customers excess funds invested in overnight repurchase agreements and borrowings from the Federal Home Loan Bank, for short-term jumbo CDs. Repurchase agreements totaled $5.2 million at June 30 compared to $2.8 million at year-end. The Company believes such accounts are a stable source of funds as they represent substitutes for core deposits for larger commercial and governmental agency customers.

Stockholders' Equity and Capital Ratios
---------------------------------------
           Total stockholders' equity at June 30, 1998, was $26,107,000 compared to $24,594,000 at December 31, 1997. A comparison of the Company's capital ratios is as follows:

                                            June 30, 1998      December 31, 1997
                                            -------------      -----------------
Tier 1 Capital
    (To average assets)                           8.77%                 8.34%
Tier 1 Capital
    (To risk-weighted assets)                    11.65%                11.27%
Total Capital
    (To risk-weighted assets)                    12.90%                12.53%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at June 30, 1998 and December 31, 1997.

Liquidity
---------
           Maintenance of liquidity is coordinated by ALCO. Liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loans and securities.
           At June 30, 1998, the Company had cash and cash equivalents of $12.5 million in the form of cash, due from banks and interest bearing deposits with other institutions. In addition, the Company had total securities available for sale of $56.6 million which could be used for liquidity needs. This totals $69.1 million and represents 25.2% of total assets, increasing from 22.5% at year-end. The Company also monitors other liquidity measures all of which were within Company policy guidelines at June 30, 1998. The Company believes its liquidity position is adequate.
           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The short-term borrowing capacity from FHLB is in excess of $53 million. At June 30, 1998 the Company had $2 million borrowing from the FHLB with a scheduled maturity in December 1999, and $8.1 million of overnight borrowings.

Results of Operation

Comparison of Operating Results for Six Months Ended June 30, 1998 and
----------------------------------------------------------------------
June 30,  1997
--------------

General
-------
           For the six months ended June 30, 1998, net income totaled $1,511,000 or $.90 per share compared to $1,201,000 or $.73 earnings per share for the prior year. Return on average assets and return on average equity were 1.15% and 11.91%, respectively, improving from .93% and 10.99%, respectively in 1997.

Net Interest Income
-------------------
           Net interest income, on a fully taxable equivalent basis (fte) for the first six months of 1998 was $5,867,000, an increase of $236,000, or 4.2% over 1997. The fte net interest spread and net interest margin for six months 1998 was 4.05% and 4.71% respectively compared to 4.11% and 4.68%, respectively in 1997.
           The decrease in net interest spread was principally the result of lower yields on earning assets, 8.11% decreasing from 8.31%, or a 20 basis point decline. The cost of interest-bearing liabilities decreased 14 basis points to 4.06% for the six months of 1998. Net interest margin increased, despite the decrease in net interest spread, due to a higher earning asset ratio of 94.4% in 1998 compared to 92.9% in 1997, and lower levels of non-performing loans. Net interest margin was also favorably impacted by growth in non-interest bearing funding, including increase in average capital of $3.5 million.
           Interest income on an fte basis totaled $10,093,000 for the six months of 1998, compared to $10,010,000 in 1997. The yield on the securities available for sale portfolio decreased from 6.67% in 1997 to 6.20% principally due to lower interest rate environment and shortening of the average repricing term of the portfolio to 3.5 years from 5.0 years at June 30, 1997. Total loans averaged $184.7 million for the period with interest income of $8,032,000 and yield of 8.69% compared to $179.7 million average, $7,907,000 income and 8.80% yield in 1997. The growth in loans was principally in lower yielding retail loans and lease financing with a decrease in higher yielding commercial related credits.
           Total interest expense for the six months of 1998 was $4,226,000 compared to $4,379,000 in 1997. The average cost of interest-bearing liabilities was 4.06% in 1998 decreasing from 4.20% in 1997. During the period, the Company decreased rates paid on certain deposit products including interest-bearing checking, savings and money market accounts. This was partially offset by increased cost on retail CDs, reflecting a lengthening of maturities. The mix of interest-bearing deposits shifted to lower costing funds with time deposits representing 52.9% in 1998, down from 54.7% in 1997.

Other Income
------------
           Other income, excluding gains on sales of securities, totaled $751,000 for the six months of 1998, an increase of $165,000 or 28% over the corresponding period in 1997. During the period the Company sold $4.6 million in fixed rate residential mortgages into the secondary market for a gain of $62,000 compared to $31,000 in 1997. Revenues generated from sales of mutual funds and annuities were $68,000 on $2.3 million of product increasing from $33,000 in 1997. Other increases were principally due to additional fees on deposit-related products including a new checking account product and improvements in collection of overdraft fees.
           During the period, the Company sold an equity holding in another financial institution for a gain on sale of $15,000 compared to $63,000 in securities gains in 1997.


Other Expenses
--------------
           Other expenses totaled $3,968,000 for the six months of 1998 compared to $3,935,000 in 1997. Salary and employee benefit costs were $1,926,000, an increase of 4% over 1997, principally due to expenses related to retirement plans. Total full-time equivalent employees at June 30, 1998 were 111 compared to 117 at June 30, 1997. Cost associated with other real estate properties decreased to $76,000 from $169,000 principally due to lower levels of losses incurred on sales. The Company's data processing related expenses increased during the period principally due to growth in the automobile leasing portfolio and costs related to planning for core application systems conversion. See also "Year 2000".
           The efficiency ratio for the period improved to 59.9% from 63.2% in 1997.

Income Tax Expense
------------------
           Income tax expense for the six months of 1998 was $653,000, for an effective tax rate of 30.2% compared to $397,000 and an effective rate of 24.8% in 1997. The increase in the effective rate is due to a higher level of pre-tax income and lower levels of tax-exempt municipal investments.

Comparison of Operating Results for the Three Months ended June 30, 1998
------------------------------------------------------------------------
and June 30, 1997
-----------------

General
-------
           For the three months ended June 30, 1998, net income was $791,000 an increase of $147,000 or 22.8% over the $644,000 earned in 1997. Basic and diluted earnings per share for the period were $.47 compared to $.39 in 1997. The resultant return on assets and return on equity for the second quarter of 1998 were 1.19% and 12.29%, respectively, improving from .99% and 11.75% respectively in 1997.

Net Interest Income
-------------------
           Net interest income (fte) for the second quarter of 1998 totaled $2,986,000 compared to $2,844,000 in 1997. Net interest spread and net interest margin were 4.08% and 4.76% respectively compared to 4.12% and 4.71%, respectively in 1997.
           Total interest income for the second quarter of 1998 was $5,087,000 with a yield on earning assets of 8.12% compared to $5,069,000 and 8.35% in 1997. The yield on earning assets declined 23 basis points impacted by both lower yields on investment securities and loans. Interest income on loans for the period was

$4,051,000 compared to $4,034,000, with a decline in yield to 8.73% from 8.83%. This is principally due to shift in loan mix to lower yielding consumer loans and less higher yielding commercial loans.
           For the second quarter of 1998, interest expense totaled $2,101,000 decreasing from $2,215,000 in the prior year. The cost of interest-bearing liabilities likewise decreased to 4.04% from 4.23% in 1997. The decrease was principally due to lower rates paid on interest-bearing checking and savings deposits as well as lower levels of higher costing time deposits.
           The net interest margin increased to 4.76% in 1998 from 4.71% in 1997 despite the lower yield on earning asset. This was due to higher ratio of earning asset 94% compared to 92.9%, lower level of non-performing loans and increases in capital as service of funding earning asset growth.

Other Income
------------
           Other income excluding gains on securities sales totaled $408,000 for the second quarter of 1998, an increase of $95,000 or 30% over 1997. Gains on sales of mortgages were $35,000 in 1998 on sales of $1.5 million increasing from $11,000 in 1997. Revenues from sales of mutual funds and annuities improved to $54,000 in the second quarter of 1998 from $23,000 in 1997. Fees on deposit related services improved due to new checking account products. There were no gains on sales of securities in 1998 compared to $63,000 recorded in the second quarter of 1997.

Other Expenses
--------------
           Other expenses were $2,011,000 for the second quarter of 1998 increasing $38,000 from the $1,973,000 in the second quarter of 1997. Salary and employee benefit expenses increased $58,000 or 6.4% to 963,000 principally due to higher retirement plan costs. Other real estate costs were $57,000 in 1998, declining from $123,000 the prior year. The Company incurred $20,000 of costs related to its core application system conversions scheduled for the fourth quarter of 1998. There will be additional costs in the third and fourth quarter related to the conversion project of approximately $100,000. See also "Year 2000". The efficiency ratio for the 1998 period was 59.2% improving from 62.3% in 1997.

Income Tax
----------
           Income tax expense for the second quarter of 1998 was $343,000 for an effective tax rate of 30.2% compared to $221,000 and an effective tax rate of 25.6% in 1997. The increase in the effective rate was due to higher level of pre-tax income, $269,000, and lower amount of tax-exempt municipal securities.

Year 2000
---------
           Timely and accurate data processing are critical to the operation of the Company. Issues regarding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures.
           The Company has developed a Year 2000 project plan to manage the issues involved. The plan is administered by a senior executive of the company and is overseen by the Board of Directors. The Company has entered into a new seven year $2.2 million agreement with a data servicing provider for its core application systems. The conversion is planned to occur in the fourth quarter of 1998 and will address Year 2000 issues. Substantially all systems will be tested by year-end 1998. During the second quarter, the Company contracted to purchase $300,000 of personal computers to replace existing networks which may not have effectively handled the Year 2000.
           In addition, certain commercial customers could experience problems with their operations which could negatively effect their cash flow and ability to handle their debt service. The Company is analyzing its portfolio and surveying its commercial customers to determine the risks associated with the Year 2000. The Company is also surveying its major fund providers and vendors for their Year 2000 plans. The Year 2000 project plan could be changed based on the results of this analysis of funds providers, and vendors and other business partners. Customer awareness is a component of the Year 2000 Plan, and the Company is drafting brochures for distribution to its customers in the third quarter.
           Contingency and business resumption plans are also being developed. The contingency plans will address actions the company may take as a result of system failure. At this time, management believes its level of preparedness for Year 2000 is appropriate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

           Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee
(ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.
           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At June 30, 1998, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.
           Imbalance in repricing opportunities at a given point in time reflect interest- sensitivity gaps measured as the difference between interest-sensitive assets and interest-sensitive liabilities. An asset or liability is considered interest-sensitive if the rate it yields is subject to change or if it produces a cash-flow in a given period which must be redeployed by the Company. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.
           At June 30, 1998, the Bank had a positive 30 day gap position of $10 million, or 3.8% of total assets. A positive gap means that interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would generally indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 30 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.
           The Company analyzes and measures the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms and assumptions. Management believes that the assumptions used are reasonable. The interest rate sensitivity of assets and liabilities could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. Finally, the ability of borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase. The operating results of the Company are not subject to foreign currency exchange or commodity price risk, nor does the Company have any off-balance sheet derivatives.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                 Six Months Ended June 30,
                                                       -----------------------------------------------------------------------------
                                                                     1998                                       1997
                                                       -----------------------------------      ------------------------------------
                                                        Average                   Average       Average                      Average
                                                        Balance    Interest         Rate         Balance      Interest         Rate
                                                        -------    --------         ----         -------      --------         ----
                                                          (2)         (1)            (3)           (2)           (1)            (3)

Assets
Interest-earning assets:
   Federal funds sold...............................      $ 312        $ 9           5.77%      $2,034            $57          5.60%
   Interest bearing deposits with banks                   2,333         59           5.06          878             24          5.47

   Investment Securities............................      8,158        342           8.38        8,806            375          8.52
   Investment Securities available for sale:
     Taxable .......................................     51,553      1,593           6.18       44,457          1,452          6.53
     Tax-exempt ....................................      1,746         58           6.64        4,917            195          7.93
                                                          -----    -------                      ------            ---
        Total Investment securities available for sale   53,299      1,651           6.20       49,374          1,647          6.67
     Loans and Leases...............................    184,861      8,032           8.69      179,747          7,907          8.80
                                                        -------      -----                     -------          -----
        Total interest earning assets...............    248,963     10,093           8.11      240,839         10,010          8.31
Non-interest earning assets:
   Cash and due from banks..........................      6,138                                  6,017
   Allowance for loan losses........................     (3,258)                                (2,771)
   Other assets.....................................     11,785                                 15,191
                                                         ------                                 ------
   Total non-interest earning assets................     14,665                                 18,437
                                                         ------                                -------
Total Assets........................................   $263,628                               $259,276
                                                        =======                                =======


Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits.................    $51,062        641           2.51 %    $45,279            585          2.58
   Savings deposits.................................     42,593        532           2.50       44,362            601          2.71
   Time deposits....................................    105,345      2,828           5.37      108,381          2,893          5.34
                                                        -------      -----                    --------         ------
      Total interest bearing deposits...............    199,000      4,001           4.02      198,022          4,079          4.12
Short-term borrowings...............................      7,234        165           4.56        7,822            190          4.86
Other borrowings ...................................      2,000         60           6.00        2,444            110          9.00
                                                          -----    -------                     -------            ---
   Total interest bearing liabilities...............    208,234      4,226           4.06      208,288          4,379          4.20
Non-interest bearing liabilities:
   Demand deposits..................................     24,835                                 24,733
   Other liabilities................................      5,193                                  4,402
                                                          -----                                  -----
      Total non-interest bearing liabilities........     30,028                                 29,135
                                                         ------                                 ------
   Stockholders' equity.............................     25,366                                 21,862
                                                         ------                                -------
Total Liabilities and Stockholders' Equity..........   $263,628                               $259,285
                                                        =======                                =======

Net interest income (tax equivalent basis)..........                 5,867           4.05%                      5,631          4.10%
                                                                                    =====                                     =====
Tax-equivalent basis adjustment.....................                  (141)                                      (197)
                                                                     -----                                     ------
Net interest income.................................                $5,726                                     $5,434
                                                                    ======                                     ======
Net interest margin (tax equivalent basis)..........                                 4.71%                                     4.68%
                                                                                     ====                                      ====

----------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances.
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                   Increase/(Decrease)
                                       -----------------------------------------
                                       Six months ended June 30,1998 Compared to
                                           Six months ended June 30, 1997
                                           -------------------------------------

                                                   Variance due to
                                            ------------------------------------
                                             Volume    Rate          Net
                                             ------    ----          ---
                                                (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold                          $ (53)   $   5         $ (48)
 Interest bearing deposits with banks           40       (5)           35
 Securities                                    (27)      (6)          (33)
 Securities available for sale:
    Taxable                                    339     (198)          141
    Tax-exempt                                (109)     (28)         (137)
                                             -----    -----         -----
       Total securities available for sale     230     (226)           (4)
 Loans receivable                              359     (234)          125
                                             -----    -----         -----
 Total interest earning assets                 549     (466)           83

Interest bearing liabilities:
  Interest bearing demand deposits             100      (44)           56
  Savings deposits                             (23)     (46)          (69)
  Time deposits                               (109)      44           (65)
                                             -----    -----         -----
     Total interest bearing deposits           (32)     (46)          (78)
Other borrowed funds                           (14)     (11)          (25)
Other borrowings                               (18)     (32)          (50)
                                             -----    -----         -----
   Total interest bearing liabilities          (63)     (90)         (153)
Net interest income (tax-equivalent basis)   $ 613    $(377)        $ 236
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


Item 5.  Other Information

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

                           NORWOOD FINANCIAL CORP.

Date:       8/3/98         By:  /s/ William W. Davis, Jr.
            ------              ------------------------------------------------
                                William W. Davis, Jr.
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Date:       8/3/98         By:  /s/ Lewis J. Critelli
            ------              ------------------------------------------------
                                Lewis J. Critelli
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)