Form 10-Q
period 1998-09-30
NORWOOD FINANCIAL CORP
filed 1998-11-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended September 30,1998
                                      ------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number   0-28366
                         -------------------------------------------------------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2828306
--------------------------------------------------------------------------------
(State or other                             (I.R.S. employer identification no.)
jurisdiction of
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                           18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of October 30, 1998
---------------------------------------       ----------------------------------
common stock, par value $0.10 per share                   1,781,430

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX




                                                                           Page
                                                                          Number

Part I   -  CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
            FINANCIAL CORP.

Item 1.     Financial Statements                                               3
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9
Item 3.     Quantitative and Qualitative Disclosures about Market Risk        18

Part II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                 22
Item 2.     Changes in Securities                                             22
Item 3.     Defaults upon Senior Securities                                   22
Item 4.     Submission of Matters to a Vote of Security Holders               22
Item 5.     Other Information                                                 22
Item 6.     Exhibits and Reports on Form 8-K                                  22

Signatures                                                                    24

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                            September 30,  December 31,
                                                                 1998         1997
                                                            -------------  ------------
ASSETS
    Cash and due from banks                                   $   7,839    $   6,571
    Interest bearing deposits with banks                          1,200        4,353
    Federal funds sold                                            9,575         --
    Securities available for sale                                53,786       49,372
    Securities held-to-maturity (fair value of $8,028
            and $9,098)                                           7,659        8,159
    Loans receivable (net of unearned income)                   187,211      185,640
    Less: Allowance for loan losses                               3,227        3,250
                                                              ---------    ---------
       Net loans receivable                                     183,984      182,390
    Bank premises and equipment, net                              7,129        7,300
    Other real estate                                               435          537
    Accrued interest receivable                                   1,414        1,358
    Other assets                                                  3,806        3,210
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 276,827    $ 263,250
                                                              =========    =========

LIABILITIES
    Deposits:
       Noninterest-bearing demand                             $  30,775    $  24,065
      Interest-bearing deposits                                 205,563      202,689
                                                              ---------    ---------
          Total deposits                                        236,338      226,754
       Short-term borrowings                                      4,897        4,990
      Other borrowings                                            2,000        2,000
      Accrued interest payable                                    1,902        2,365
      Other liabilities                                           4,762        2,547
                                                              ---------    ---------
          TOTAL LIABILITIES                                     249,899      238,656

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1998 1,803,824 shares and
        1997 1,801,592 shares                                       180          180
    Surplus                                                       4,524        4,384
    Retained earnings                                            22,640       20,844
    Treasury stock, at cost (22,394 shares)                        (344)        (344)
    Unearned ESOP shares                                         (1,602)      (1,750)
    Net unrealized appreciation on securities                     1,530        1,280
                                                              ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                          26,928       24,594
                                                              ---------    ---------
             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 276,827    $ 263,250
                                                              =========    =========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         ------------------- ------------------
                                           1998      1997      1998      1997
                                         --------  -------   -------   -------
INTEREST INCOME
   Loans receivable including fees       $ 4,131   $ 4,143   $12,157   $12,046
   Securities                                939       809     2,797     2,638
   Federal funds sold and deposits
      with banks                               8        31        76       112
                                         --------  -------   -------   -------
         Total interest income             5,078     4,983    15,030    14,796
INTEREST EXPENSE
Deposits                                   1,960     1,984     5,961     6,063
Short-term borrowings                         11       126       280       316
Other borrowed funds                          30        55        90       165
                                         --------  -------   -------   -------
         Total interest expense            2,105     2,165     6,331     6,544
                                         --------  -------   -------   -------
NET INTEREST INCOME                        2,973     2,818     8,699     8,252
PROVISION FOR LOAN LOSSES                    180       555       540     1,105
                                         --------  -------   -------   -------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                2,793     2,263     8,159     7,147

OTHER INCOME
   Service charges and fees                   29       238       788       626
Income from fiduciary activities              59        42       127       127
Net realized gain on sales of securities      11         7        26        70
   Gain on termination of pension plan      --         616      --         616
   Other                                      92        69       283       182
                                         --------  -------   -------   -------
         Total other income                   45       972     1,224     1,621

OTHER EXPENSES
   Salaries and employee benefits             96       884     2,888     2,736
Occupancy, furniture & equipment, net        314       342       943       964
   Taxes, other than income                   62        61       187       180
   Other real estate owned operations         82        84       251
    Other                                    631       643     1,843     1,816
                                         --------  -------   -------   -------
         Total other expenses              1,977     2,012     5,945     5,947

INCOME BEFORE INCOME TAXES                 1,274     1,223     3,438     2,821
INCOME TAX EXPENSE                           384       443     1,037       840
                                         --------  -------   -------   -------
NET INCOME                               $   890   $   780   $ 2,401   $ 1,981
                                         =======   =======   =======   =======

BASIC AND DILUTED
   EARNINGS PER SHARE*                   $  0.53   $  0.47   $  1.43   $  1.20
                                         =======   =======   =======   =======

Dividends per share*                     $  0.12   $ 0.105   $  0.36   $  0.32
                                         =======   =======   =======   =======



Reflects adjustment for two-for-one stock split in the form of a 100% stock dividend, paid February 2, 1998.

NORWOOD FINANCIAL CORP.

Statements of Comprehensive Income (unaudited)
(dollars in thousands)


                                               Nine months ended
                                              -------------------
                                                 September 30
                                              -------------------
                                                1998       1997
                                              --------    -------

Net Income                                     $ 2,401    $ 1,981
Other comprehensive income
   Unrealized gains on securities:
       Unrealized holding gains arising
         during the period                         405        934
       Less reclassification adjustments for
         gains included in net income              (26)       (63)
                                               -------    -------
Other comprehensive income before income
         taxes                                     379        871
Income tax expense                                 129        296
                                               -------    -------
       Other comprehensive income                  250        575
                                               -------    -------

       Comprehensive income                    $ 2,651    $ 2,556
                                               =======    =======

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                           Net
                                                                                               Unearned    Unrealized
                                            Common                  Retained       Treasury    ESOP        Appreciation
                                            Stock      Surplus      Earnings       Stock       Shares      on Securities     Total
                                            -----      -------      --------       -----       ------      -------------     -----

Balance, December 31, 1997                  $180       $4,384       $20,844        ($344)      ($1,750)       $1,280        $24,594

Net Income                                                            2,401                                                   2,401
Cash dividends declared                                                (605)                                                   (605)
Net change in unrealized appreciation
   on securities                             250          250
Stock options exercised                                    33                                                                    33
Release of earned ESOP shares                             107                                      148                          255
                                            ----       ------       -------        -----       -------        -----------   -------

Balance, September 30, 1998                 $180       $4,524       $22,640        ($344)      ($1,602)      $1,530        $ 26,948
                                            ====       ======       =======        ======      ========       =====         =======



See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                   1998        1997
                                                               ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  2,401    $  1,981
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan  losses                                         540       1,105
  Depreciation                                                         5         577
  Amortization of intangible assets                                  175         224
  Deferred income taxes                                            1,816       1,630
  Net realized gain on sales of securities                           (26)        (70)
  Gain(loss) on sale of other real estate, net                       (20)         56
  Net gain on sale of mortgage loans                                 (89)        (52)
  Mortgage loans originated for sale                              (5,808)     (3,781)
  Proceeds from sale of mortgage loans                             5,897       3,833
  Decrease (increase) in accrued interest receivable                 (56)        154
  Increase (decrease) in accrued interest payable                   (471)       (213)
  Other, net                                                         249         (27)
                                                                --------    --------
         Net cash provided by operating activities                 5,103       5,417
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       4,990       9,423
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       8,533       3,799
         Purchases                                               (17,602)     (6,681)
 Securities held to maturity:
         Proceeds from maturities                                    500        --
         Purchases                                                  --          --
 Net decrease (increase) in loans                                 (3,339)    (16,020)
 Purchase of bank premises and equipment, net                       (325)       (206)
 Proceeds from sales of other real estate                            758       1,688
                                                                --------    --------
                  Net cash used in investing activities           (6,485)     (7,997)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) in deposits                                       (9,584)       (777)
 Net increase (decrease) in short term borrowings                    (94)      6,263
 Repayments of other borrowings                                     --          --
 Proceeds from other borrowings                                     --          --
 Stock options exercised                                              37        --
 Acquisition of treasury stock                                      --          --
 Proceeds from issuance of treasury stock                           --          --
Release of ESOP shares                                               148         100
 Net cash dividends paid                                            (603)       (523)
                                                                --------    --------
         Net cash provided by (used) in financing activities       9,072       5,063
                                                                --------    --------
         Increase (Decrease) in cash and cash equivalents          7,690       2,483

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,924      15,109
                                                                --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 18,614    $ 17,592
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or any other period.

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

         Cash payments for interest for the nine month period ended September 30, 1998 and 1997 were $6,432,000 and $6,315,000 respectively. There were cash payments for income taxes in 1998 of $15,000 and none in 1997. Non-cash investing activity for 1998 and 1997 include foreclosed mortgage loans transferred to real estate owned of $636,000 and $210,000 respectively.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

General
-------
         Total assets at September 30, 1998 were $276.8 million, compared to $263.3 million at year-end 1997. The Company experienced a modest growth in loans of $1.6 million and a greater increase in deposits of $9.6 million during the period reflecting the seasonality of its customer base. The Company used the deposits to fund shorter term investments.

Securities
----------
         The fair value of securities available for sale at September 30, 1998 was $53.8 million, an increase of $4.4 million from December 31, 1997. The increase was principally in government agency issued mortgage-backed securities. For the nine months ended September 30, 1998, maturities and calls on available for sale securities totaled $8.5 million with purchases of $17.6 million. In the current interest rate environment, the Company has experienced increased cash-flow from higher pre-payment speeds on its mortgage-backed securities. In addition the Company sold $5 million of higher coupon mortgage-backed securities at a small gain which were pre-paying at an accelerated pace. The increased cash flow and proceeds from the sales have been principally reinvested in low-coupon, shorter duration mortgage-backed securities.

Loans
-----
         Total loans at September 30, 1998 were $187.2 million compared to $185.6 million at year-end. During the nine month period, the Company has experienced refinancing of its adjustable rate mortgages into fixed rate product. Certain fixed rate loans are subsequently sold into the secondary market with sales totaling $6 million for the nine month period ended September 30,1998. Floor plan loans decreased $1.0 million due to pay-offs. Commercial loans have decreased $2.4 million principally due to two large pay-downs in September. These decreases were offset by increase in home equity loans of $2 million to $17 million and indirect auto financing growth of $5.2 million to $34.3 million. The Company provides indirect financing and automobile leasing to over sixty automobile dealers in five counties in Northeastern Pennsylvania.


         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                         September 30, 1998          December 31, 1997
                                         -------------------        -------------------
                                             $          %               $           %
                                         --------    ------         --------     ------

Commercial, financial and agricultural   $ 24,241     12.9%         $ 26,589      14.2%
Real Estate-construction                    2,999      1.6             2,046       1.1
Real Estate-residential                    53,298     28.3            54,227      29.0
Real Estate-commercial                     31,498     16.7            32,986      17.7
Leases to individuals                      34,067     18.1            33,877      18.1
Installment loans to individuals           42,058     22.4            37,082      19.9
                                          -------                    ------
         Total loans                      188,161    100.0%          186,807     100.0%
Less unearned income                          950                      1,167
Allowance for loan losses                   3,227                      3,250
                                          -------                    -------
Total loans, net                         $183,984                   $182,390
                                          =======                    =======

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                      At or for the Three Months    At or for the Nine Months
(dollars in thousands)                    Ended September 30           Ended September 30
                                         --------------------       -------------------
                                           1998        1997           1998        1997
                                         -------     -------        -------     -------
Balance at beginning of period           $ 3,260     $ 2,940        $ 3,250     $ 2,616
Provision for loan losses                    180         555            540       1,140
Charge-offs                                 (280)       (436)          (677)       (735)
Recoveries                                    67          21            114          95
                                         -------     -------        -------     -------
Net charge-offs                             (213)       (415)          (563)       (640)
                                         -------     -------        -------     -------
Balance at end of period                 $ 3,227     $ 3,080        $ 3,227     $ 3,080
                                         =======     =======        =======     =======

Allowance to total loans                    1.72%       1.63%          1.72%       1.63%
Net charge-offs to average loans
    (annualized)                             .45%        .89%           .40%        .47%

           The allowance for loan losses totaled $3,227,000 at September 30, 1998 and represented 1.72% of total loans, compared to $3,250,000 and 1.75% at year-end, and $3,080,000 and 1.63% at September 30, 1997. The provision for loan losses for the nine months of 1998 was $540,000, compared to $1,105,000 for the same period in 1997. The Company's loan review function accesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. While management considers the allowance adequate at September 30, 1998 based on the loan mix and level of classifications, there can be no assurances that future provisions will not be made to the allowance, and that such losses will not exceed estimated amounts.

           At September 30, 1998, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $565,000. There was no related allowance for loan losses on these collateral dependent loans. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral.

           At September 30, 1998, non-performing loans totaled $569,000 which is .30% of total loans decreasing from $2,175,000, or 1.17% of total loans at
December 31, 1997. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                   September 30, 1998    December 31, 1997
                                         ------------------    -----------------
Loans accounted for on a non-accrual
    Basis:
 Commercial and all other                      $   69                 $  963
 Real Estate                                      432                  1,112
 Consumer                                          59                     33
                                               ------                 ------
  Total                                           560                  2,108

Accruing Loans which are contractually
     past due 90 days or more                       9                     44
                                               ------                 ------
  Total non-performing loans                   $  569                 $2,175
Other real estate owned                           435                    537
                                               ------                 ------
Total non-performing assets                    $1,004                 $2,712
                                               ======                 ======
Allowance for loan losses as a
     percent of non-performing loans            576.3%                 149.4%
Non-performing loans to total loans               .30%                  1.17%
Non-performing assets to total assets             .36%                  1.03%

           During the third quarter the Company disposed of its two largest non-performing assets. The inventory of a marina was liquidated in the second quarter and the real estate was sold in the third quarter. The Company sold a commercial property acquired through foreclosure at a gain of $37,000.

Deposits and Other Borrowings
-----------------------------
           Total deposits at September 30, 1998 were $236.3 million compared to $226.8 million at year-end 1997, an increase of $9.6 million or 4.2%. The increase was due in part to seasonal public fund deposits of local municipalities' real estate tax receipts. Core deposits also increased during the period with retail interest-bearing checking accounts increasing $5.5 million to $27 million and money market accounts increasing $3.7 million to $32.5 million. Non-interest bearing demand deposits, principally business accounts, represented 13% of total deposits at September 30, 1998 improving from 10.6% at year-end.

           The Company had no overnight borrowings from other financial institutions at September 30, 1998 compared to $1.2 million at December 31, 1997. The Company does have $2 million term borrowing from the Federal Home Loan Bank of Pittsburgh (FHLB). The borrowing matures in December 1999. Repurchase agreements totaled $4.6 million at September 30, 1998 increasing from $2.8 million at year-end. The Company believes such accounts are a stable source of funds as they represent substitutes for demand deposits for larger commercial and municipal customers.

Stockholders' Equity and Capital Ratios
---------------------------------------
           Total stockholders' equity at September 30, 1998, was $26,928,000 compared to $24,594,000 at December 31, 1997. A comparison of the Company's capital ratios is as follows:

                                     September 30, 1998       December 31, 1997
                                     ------------------       -----------------
Tier 1 Capital
    (To average assets)                    8.98%                    8.34%
Tier 1 Capital
    (To risk-weighted assets)             12.09%                   11.27%
Total Capital
    (To risk-weighted assets)             13.69%                   12.53%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at September 30, 1998 and December 31, 1997.

Liquidity
---------
           Maintenance of liquidity is coordinated by the Asset/Liability Committee (ALCO). The Company views liquidity as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loans and securities.
           At September 30, 1998, the Company had cash and cash equivalents of $18.6 million in the form of cash, due from banks and interest bearing deposits with other institutions. In addition, the Company had total securities available for sale of $53.9 million which could be used for liquidity needs. This totals $72.5 million and represents 26.2% of total assets, increasing from 22.5% at year-end. The Company also monitors other liquidity measures all of which were within Company policy guidelines at September 30, 1998. The Company believes its liquidity position is adequate.
           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The short-term borrowing capacity from FHLB is in excess of $55 million. At September 30, 1998 the Company had $2 million borrowing from the FHLB with a scheduled maturity in December 1999, and no overnight borrowings.

Results of Operation

Comparison of Operating Results for Nine Months Ended September 30, 1998 and
----------------------------------------------------------------------------
September 30,  1997
-------------------

General
-------
           For the nine months ended September 30, 1998, net income totaled $2,401,000 or $1.43 basic and diluted earnings per share compared to $1,981,000 or $1.20 basic and diluted earnings per share for the prior year. Return on average assets and return on average equity were 1.21% and 12.43%, respectively, improving from 1.02% and 11.86%, respectively in 1997.

Net Interest Income
-------------------
           Net interest income, on a fully taxable equivalent basis (fte) for the first nine months of 1998 was $8,912,000, an increase of $388,000, or 4.6% over 1997. The fte net interest spread and net interest margin for nine months 1998 was 4.08% and 4.75% respectively compared to 4.12% and 4.71%, respectively in 1997.
           The decrease in net interest spread was principally the result of lower yields on earning assets, 8.12% decreasing from 8.33%, or a 21 basis point decline. The cost of interest-bearing liabilities decreased 17 basis points to 4.04% for the nine months of 1998. Net interest margin increased, despite the decrease in net interest spread, due to a higher earning asset ratio of 94.3% in 1998 compared to 93.1% in 1997, and lower levels of non-performing loans. Net interest margin was also favorably impacted by growth in non-interest bearing funding, which increased $4.6 million on average from 1997.
           Interest income on an fte basis totaled $15,243,000 for the nine months of 1998, compared to $15,068,000 in 1997. The yield on the securities available for sale portfolio decreased from 6.62% in 1997 to 6.17% principally due to lower interest rate environment and shortening of the average repricing term of the portfolio to 3.1 years from 4.8 years at September 30, 1997. Total loans averaged $186.2 million for the period with interest income of $12,165,000 and yield of 8.71% compared to $182.4 million average, $7,907,000 income and 8.80% yield in 1997. The growth in loans was principally in lower yielding retail loans and lease financing with a decrease in higher yielding commercial related credits. The decrease in prime rate from 8.50% to 8.00% will impact loan yields in the fourth quarter.
           Total interest expense for the nine months of 1998 was $6,331,000 compared to $6,544,000 in 1997. The average cost of interest-bearing liabilities was 4.04% in 1998 decreasing from 4.21% in 1997. During the period, the Company decreased rates paid on certain deposit products including interest-bearing checking, savings and money market accounts. This was partially offset by increased cost on retail CDs, reflecting a lengthening of maturities. The mix of interest-bearing deposits shifted to lower costing funds with time deposits representing 52% in 1998, down from 53.5% in 1997.

Other Income
------------
           Other Income totaled $1,224,000 for nine months of 1998 compared to $1,621,000 in 1997. Nine months of 1997 includes $616,000 non-recurring gain on termination of pension plan and $70,000 in gains on securities sales compared to $26,000 in 1998. Adjusting for non-recurring gains, other income increased $263,000 or 28.1%. Service charges and fees were $788,000 in 1998, an increase of $162,000 over prior year. The increase was principally due to deposit-related products and increases in collection of overdraft fees. After a survey of competition, the Company increased selected service charges as of August 1, 1998. Revenue on sales of annuities and mutuals totaled $96,000 increasing from $56,000 in 1998. For 1998, fee income represented 12.1% of total revenues, improving from 10.2% in 1997.


Other Expenses
--------------
           Other expenses totaled $5,945,000 for the nine months of 1998 compared to $5,947,000 in 1997. Salary and employee benefit costs were $2,888,000, an increase of 5.6% over 1997. The increase was principally due to expenses related to retirement plans. Total full-time equivalent employees at September 30, 1998 were 112 compared to 120 at September 30 1997. Expenses related to other real estate properties declined to $84,000 in 1998 from $251,000 in 1997 principally due to lower levels of losses incurred on sales and less properties owned. Legal costs related to non-performing loans has decreased $50,000 from 1997. The Company's data processing related costs totaled $193,000 in 1998 compared to $109,000 in 1997. The increase was principally due to cost related to core application systems conversion of October 31, 1998.
See also "Year 2000."
  The efficiency ratio for the period improved to 58.8% from 62.9% in 1997.

Income Tax Expense
------------------
           Income tax expense for the nine months of 1998 was $1,037,000 for an effective tax rate of 30.2% compared to $840,000 and an effective rate of 29.8% in the prior year. The 1997 period includes the effect of a 20% excise tax on a portion of the gain on the termination of the pension plan.

Comparison of Operating Results for the Three Months ended September 30, 1998
-----------------------------------------------------------------------------
and September 30, 1997
----------------------

General
-------
           For the three months ended September 30, 1998, net income was $890,000 an increase of $110,000 or 14.1% over the $780,000 earned in 1997.
Basic and diluted earnings per share for the period were $.53 compared to $.47 in 1997. The resultant return on assets and return on equity for the third quarter of 1998 were 1.32% and 13.43%, respectively, compared to 1.20% and 13.52% respectively in 1997.

Net Interest Income
-------------------
           Net interest income (fte) for the third quarter of 1998 totaled $3,045,000 compared to $2,893,000 in 1997, an increase of 5.3%. Net interest spread and net interest margin were 4.14% and 4.81% respectively in 1998, compared to 4.14% and 4.78% respectively, in 1997. A 22 basis point decline in earning asset yield to 8.14% in 1998 was offset by a similar 22 basis point decline in cost of interest-bearing liabilities to 4.00%.
           Total interest income for the third quarter of 1998 was $5,150,000 with a yield of 8.14% compared to $5,058,000 and 8.36% in the 1997 period. The yield on earning assets was impacted by lower yields on investments due to declining interest rate environment and lower yields on loans due to shift in loan mix to lower yielding consumer loans. The decrease in prime rate from 8.50% to 8.00% will lower loan yields in the fourth quarter.
           Interest expense for the third quarter of 1998 totaled $2,105,000 at 4.00% cost compared to $2,165,000 at 4.22% in 1997. The decrease was principally due to lower rates paid on transaction accounts and a lower costing mix of deposits with less time deposits.

Other Income
------------
           Other income for the third quarter of 1998 was $458,000 compared to $872,000 in 1997. The 1997 period includes a non-recurring gain on termination of pension plan of $616,000. Excluding this item; other income increased $98,000 or 29% over 1997. Service charges and fees increased $58,000 to $296,000 principally due to new checking products and increase in selected fees as of August 1, 1998. Gains on sales of securities were $11,000 in 1998 compared to $7,000 in 1997.

Other Expenses
--------------
           Other expenses totaled $1,977,000 for the third quarter of 1998 decreasing from $2,012,000 in 1997. The decrease was principally due to lower expenses related to other real estate, $8,000 in 1998 compared to $82,000 in 1997. Salary and employee benefit costs totaled $962,000 for 1998 period compared to $884,000 in 1997. The increase was principally due to expenses related to employee benefit plans. The Company incurred $25,000 of costs related to its core application system conversion which occurred on October 31, 1998. There will be on-going costs of approximately $80,000 per quarter beginning in 1999. See also "Year 2000". The efficiency ratio for the third quarter of 1998 was 56.6% compared to 62.1% in 1997.

Income Tax
----------
           Income tax expense for the second quarter of 1998 was $384,000 for an effective tax rate of 30.1% compared to $443,000 with a rate of 36.2%. The third quarter of 1997 included $61,000 excise tax related to the gain on termination of the pension plan.

Year 2000
---------
           Timely and accurate data processing are critical to the operation of the Company. Issues regarding the Year 2000 arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations.
           The Company has developed a Year 2000 project plan to manage the issues involved. The plan is administered by a senior executive of the company and is overseen by the Board of Directors. The Company has entered into a new seven year $2.2 million agreement with a data servicing provider, Fiserv for its core application systems. The conversion occurred on October 31, 1998. Substantially all systems will be tested by year-end 1998. The Company has also purchased $300,000 of personal computers to replace existing networks which may not have effectively handled the Year 2000. The Company has entered into a new agreement with Mellon Network Services to drive its ATM Network with conversion scheduled for the second quarter of 1999. Also, the Company is converting its auto leasing operation to a new provider in early 1999. Both of these conversions should strengthen Year 2000 preparedness.
           In addition, certain commercial customers could experience problems with their operations which could negatively effect their cash flow and ability to handle their debt service. The Company has analyzed its portfolio and surveyed its commercial customers to determine the risks associated with the Year 2000. The Company has also surveyed its major fund providers and vendors for their Year 2000 plans. Customer awareness is also a component of the Year 2000 Plan, and the Company has distributed a brochures to its customers.
           Contingency and business resumption plans have been developed. The contingency plans address actions the Company may take as a result of system failure. At this time, management believes its level of preparedness for Year 2000 is appropriate.

Forward Looking Statements
--------------------------
           The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipates events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

           Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee
(ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.
           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At September 30, 1998, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.
         Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between interest-sensitive assets and interest-sensitive liabilities. An asset or liability is considered interest-sensitive if the rate it yields is subject to change or if it produces a cash-flow in a given period which must be redeployed by the Company. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.
         At September 30, 1998, the Bank had a positive 30 day gap position of $19 million, or 6.9% of total assets. A positive gap means that interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would generally indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 30 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.

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

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)


                                                                                  Nine Months Ended September 30,
                                                           -------------------------------------------------------------------------
                                                                          1998                                 1997
                                                           ----------------------------------     --------------------------------
                                                           Average                    Average     Average                Average
                                                           Balance      Interest       Rate       Balance     Interest     Rate
                                                           -------      --------       ----       -------     --------     ----
                                                             (2)           (1)         (3)          (2)          (1)        (3)
Assets
Interest-earning assets:
   Federal funds sold...............................         $ 320           $12        5.00%      $1,939         $82       5.64%
   Interest bearing deposits with banks                      1,868            64        4.57          789          30       5.07
   Securities.......................................         8,135.          512        8.39        8,806         561       8.49
   Securities available for sale:
     Taxable .......................................        51,986         2,401        6.16       43,024       2,098       6.50
     Tax-exempt ....................................         1,781            89        6.66        4,354         256       7.84
                                                             -----       -------                   ------         ---
        Total securities available for sale.........        53,767         2,490        6.17       47,378       2,354       6.62
     Loans receivable (4) (5).......................       186,224        12,165        8.71      182,380      12,041       8.80
                                                           -------        ------                  -------      ------
        Total interest earning assets...............       250,314        15,243        8.12      241,292      15,068       8.33
Non-interest earning assets:
   Cash and due from banks..........................         6,233                                  6,254
   Allowance for loan losses........................        (3,263)                                (2,844)
   Other assets.....................................        12,206                                 14,535
                                                            ------                                 ------
   Total non-interest earning assets................        15,176                                 17,945
                                                            ------                                -------
Total Assets........................................      $265,490                               $259,237
                                                           =======                                =======


Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits.................       $52,306           978        2.49%     $46,306         905       2.61
   Savings deposits.................................        43,231           799        2.46       44,866         909       2.70
   Time deposits....................................       103,395         4,184        5.40      105,112       4,249       5.39
                                                           -------         -----                 --------      ------
      Total interest bearing deposits...............       198,932         5,961        4.00      196,284       6,063       4.12
Short-term borrowings...............................         8,002           280        4.67        8,547         316       4.93
Other borrowings ...................................         2,000            90        6.00        2,448         165       8.99
                                                             -----       -------                  -------         ---
   Total interest bearing liabilities...............       208,934         6,331        4.04      207,279       6,544       4.21
Non-interest bearing liabilities:
   Demand deposits..................................        25,469                                 25,662
   Other liabilities................................         5,337                                  4,027
                                                             -----                                  -----
      Total non-interest bearing liabilities........        30,806                                 29,689
                                                            ------                                 ------
   Stockholders' equity.............................        25,750                                 22,269
                                                            ------                                -------
Total Liabilities and Stockholders' Equity..........      $265,490                               $259,237
                                                           =======                                =======

Net interest income (tax equivalent basis)..........                       8,912        4.08%                   8,524       4.12%
                                                                                       =====                                =====
Tax-equivalent basis adjustment.....................                        (213)                                (272)
                                                                            -----                              ------
Net interest income.................................                      $8,699                               $8,252
                                                                          ======                               ======
Net interest margin (tax equivalent basis)..........                                    4.75%                               4.71%
                                                                                        ====                                ====

----------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances.
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.


                                                           Increase/(Decrease)
                                            -----------------------------------------------
                                            Nine months ended September 30,1998 Compared to
                                                  Nine months ended September 30, 1997
                                            -----------------------------------------------
                                                             Variance due to
                                            -----------------------------------------------
                                                        Volume    Rate      Net
                                                        ------    ----      ---
                                                        (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold                                     $ (62)   $  (8)     $(70)
 Interest bearing deposits with banks                      39       (5)       34
 Securities                                               (42)      (7)      (49)
 Securities available for sale:
    Taxable                                               478     (175)      303
    Tax-exempt                                           (133)     (34)     (167)
                                                        -----    -----     -----
       Total securities available for sale                344     (208)      136
 Loans receivable                                         308     (184)      124
                                                        -----    -----     -----
       Total interest earning assets                      588     (413)      175

Interest bearing liabilities:
  Interest bearing demand deposits                        133      (60)       73
  Savings deposits                                        (32)     (78)     (110)
  Time deposits                                           (72)      (7)      (65)
                                                        -----    -----     -----
     Total interest bearing deposits                       28     (130)     (102)
Short term borrowings                                     (20)     (16)      (36)
Other borrowings                                          (27)     (48)      (75)
     Total interest bearing liabilities                   (18)    (195)     (213)
                                                        -----    -----     -----
Net interest income (tax-equivalent basis)              $ 606    $(218)    $ 388
                                                        =====    =====     =====

-------------------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
               3.1    Articles of Incorporation of Norwood Financial Corp.*
               3.2    Bylaws of Norwood Financial Corp.*
               4.0    Specimen Stock Certificate of Norwood Financial Corp.*
             10.1     Employment Agreement with William W. Davis, Jr., President an Chief
                      Executive Officer**
             10.2     Employment Agreement with Lewis J. Critelli, Chief Financial Officer**
             10.3     Form of Change-in-Control Severance Agreement with 9 key employees of the Bank***
             10.4     Consulting Agreement with Russell L. Ridd**
             10.5     Wayne Bank Stock Option Plan*
             11.0     Statement regarding computation of earnings per share
                      (see  Note 2 to the Notes to  Unaudited  Consolidated
                      Financial Statements in this Report)
             27.0     Financial Data Schedule****


-------------------------
* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366.

*** Incorporated herein by reference into this document from the Exhibit to the Registrant's Form 10-K filed with the Commission on March 31, 1998 (File No. 0-28366).

**** Only in electronic filing.

         (b) Reports on Form 8-k

               None.

Signatures
----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP.

Date:    November 2, 1998            By:   /s/ William W. Davis, Jr.
         -----------------------          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    November 2, 1998            By:   /s/ Lewis J. Critelli
         ------------------------         --------------------------------------
                                          Lewis J. Critelli
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)