Form 10-K
period 1998-12-31
NORWOOD FINANCIAL CORP
filed 1999-03-30
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1998,
                                                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from
                   to               .
     --------------   ---------------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             ( Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                     23-2828306
---------------------------------------------               -------------------
(State or Other Jurisdiction of Incorporation                I.R.S. Employer
or Organization)                                            Identification No.

717 Main Street, Honesdale, Pennsylvania                          18431
----------------------------------------                     --------------
(Address of Principal Executive Offices                         (Zip Code)

Issuer's Telephone Number, Including Area Code:              (570) 253-1455
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 1999, there were 1,803,824 issued and 1,781,477 shares outstanding of the registrant's Common Stock.

     The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 15, 1999, was $30,942,362 ($22 per share based on 1,406,471 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1998. (Parts I, II, and IV) 2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

PART I

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

     The Bank is an independent community-oriented bank with six offices in Wayne County and two offices in Pike County. The Bank primarily serves the Pennsylvania counties of Wayne and Pike and to a much lesser extent, the counties of Lackawanna, Monroe and Susquehanna. These offices include two offices acquired from Meridian Bank as of March 23, 1996, one each in the counties of Wayne and Pike In addition, the Bank operates ten automated teller machines with seven in branch locations and three remote service facilities.

     The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. At December 31, 1998, the Bank had total assets, deposits, and stockholders equity of $277.8 million, $234.1 million, and $26.4 million, respectively.

Competition

     The Company's primary market area of Wayne and Pike Counties, Pennsylvania, is rural and derives a significant portion of its economic base from businesses which serve the leisure time and youth camp markets. The market place has a large amount of seasonal dwellings, marina and lake activity, hunting, fishing, skiing and camping - tourism related activity. Wayne County has become more accessible to the western areas of Scranton and Wilkes-Barre with the completion of the Lackawanna Industrial Highway. The County was recently selected as a site for a new Federal Prison, which should have an economic benefit. Pike County continues to experience growth above the state average through migration of residents from neighboring New York and New Jersey. The retail and services industries are growing accordingly. Pike County is within daily driving distance of the New York/Northern New Jersey Metropolitan area. The Company also does business in Monroe County, which is one of the fastest growing counties in Pennsylvania, with an influx of population from neighboring New Jersey.

     The Bank is one of a number of financial institutions serving its immediate market area. The competition for deposit products comes from commercial banks in the market area, savings association and credit unions. Deposit competition also includes a variety of insurance products sold by local agents and investment products such as mutual funds, annuity products and other securities sold by local and regional brokers. The Bank prices its deposit products, both rates paid and service charges to be competitive in its market area.

     The Bank is in a competitive environment for loan products. Competition for loans comes not only from banks, but also from mortgage brokers, auto dealer financing companies and other non-bank lenders. Also, certain loans were refinanced elsewhere based on interest rate changes. The Bank prices its loans to be competitive with local and regional competition, while remaining aware of risk elements.

Lending Activities

     The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residence as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, longer term fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to certain internal guidelines. Fixed rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to the prime rate. The Bank does a significant level of indirect dealer financing of automobiles, boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania. In addition to automobile lending, the Bank operates an auto leasing program through its dealer network.

     Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

     During 1998, the majority of the Bank's mortgage origination was in fixed rate product, due to the lower interest rate environment.

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

     Consumer lending, including indirect and leasing provide benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and higher yields. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

     Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate.

     Due to the type and nature of the collateral, and, in some cases the absence of collateral, consumer lending generally involves more credit risk when compared with residential real estate lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency is usually turned over to a collection agency. Leasing entails residual value risk in addition to credit risk. The residual value is the pre-determined value of the vehicle at the end of the lease term established at the inception of the lease. The Bank sets the residual value based on the Automotive Leasing Guide (ALG). At the end of the lease a customer may buy the vehicle at the residual value, use as a trade-in for another vehicle or return it to the Bank. The Bank disposes of returned vehicles through various dealer and automobile auctions.


Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                                  At December 31,
                                          ---------------------------------------------------------------------------------------
                                               1998                 1997               1996            1995            1994
                                          ----------------     ---------------   --------------- ---------------   --------------
                                             $         %          $        %        $        %      $        %        $       %
                                          ------    ------     -------   -----   -------  ------ -------   ------  -------  -----
                                                                             (Dollars in Thousands)
Type of Loans:
Commercial, Financial and Agricultural    $25,539    13.6      $26,589    14.2   $29,680    16.7  $33,891    22.0   $31,378   22.2
Real Estate-construction                    3,046     1.6        2,046     1.1     1,602     0.9    1,380     0.9     3,480    2.5
         residential..................     52,038    27.8       54,227    29.0    54,547    30.8   55,718    36.2    53,810   38.1
         commercial...................     30,555    16.3       32,986    17.7    36,852    20.8   39,103    25.4    37,098   26.2
Leases to Individuals.................     33,860    18.1       33,877    18.1    17,048     9.6      ---      --        --     --
Installment Loans to Individuals......     42,266    22.6       37,082    19.9    37,503    21.2   23,800    15.5    15,543   11.0
                                           ------    ----       ------    ----    ------    ----   ------    ----  --------


Total Loans                               187,304   100.0      186,807   100.0   177,232   100.0  153,892   100.0   141,309  100.0
Less unearned income..................        385                1,167             2,611            1,798               608
        Allowance for loan losses.....      3,333                3,250             2,616            2,125             1,893
                                           ------             --------            ------          -------           -------

Total loans,net.......................   $183,586             $182,390          $172,005         $149,969          $138,808
                                         ========             ========           =======          =======          ========

     Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 1998. Scheduled repayments are reported in the maturity category in which payment is due.

                                Less than     One to      Over
                                One Year    Five Years  Five Years     Total
                                --------    ----------  ----------     -----

Commercial, Financial
  and Agricultural             $ 8,715      $ 9,449     $ 7,375      $25,539

Real Estate-
                                 3,046           --          --        3,046
Construction
  Residential                    5,948       12,128      33,962       52,038

  Commercial                     2,642        9,623      18,290       30,555

Leases (net)                     9,077       24,783          --       33,860

Installment loans to
  individuals                   10,931       31,335          --       42,266
                                ------      -------      ------      -------
      Total                    $40,359      $87,318     $59,627     $187,304
                                ======       ======      ======      =======

Loans with fixed-rate          $31,391      $68,569     $19,365     $119,325
Loans with floating
  rates                          8,968       18,749      40,262       67,979
                                 -----       ------      ------       ------
      Total                    $40,359      $87,318     $59,627     $187,304
                                ======       ======      ======      =======

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

                                                              At December 31,
                                               ----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               ------    ------    ------    ------    ------
                                                             (In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other                     $   65    $  963    $1,633    $1,572    $2,754
  Real estate                                     503     1,112     1,790     2,205     2,175
  Consumer                                         20        33        28        48        --
                                               ------    ------    ------    ------    ------
Total                                          $  588    $2,108    $3,451    $3,825    $4,929
                                               ======    ======    ======    ======    ======

Accruing loans which are contractually past-
 due 90 days or more:
   Commercial and all other                    $   --    $   44    $   38    $   55    $  553
   Real estate                                     --        --        --        --     2,716
   Consumer                                        34        23         4        --         7
                                               ------    ------    ------    ------    ------
Total                                          $   34    $   67    $   42    $   55    $3,276
                                               ======    ======    ======    ======    ======

Total non-performing loans                     $  622    $2,175     3,493    $3,880    $8,205
Other real estate owned                           204       537     2,283    $1,944    $1,377
                                               ------    ------    ------    ------    ------
Total non-performing assets                    $  826    $2,712    $5,776    $5,824    $9,582
                                               ======    ======    ======    ======    ======
Total non-performing loans to total loans         .33%     1.17%     2.00%     2.55%     5.83%

Total non-performing loans to total assets        .22%      .83%     1.34%     1.79%     4.18%

Total non-performing assets to total assets       .30%     1.03%     2.22%     2.68%     4.89%



     Potential Problem Loans. As of December 31, 1998, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Impaired Loans. At December 31, 1998 and 1997 the recorded investment in loans considered impaired in accordance with Statement No. 114 and 118 were $642,000 and $2,334,000 respectively.

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                   At December 31,
                                                             -----------------------------------------------------------------
                                                                1998         1997          1996           1995         1994
                                                             ---------    ----------    ----------     ---------    ----------
                                                                               (Dollars in Thousands)

Total loans receivable...........................            $ 186,919     $ 185,640     $ 174,621     $ 152,094     $ 140,701

Average loans receivable.........................              186,877       183,625       160,517       145,990       136,314

Allowance balance at beginning of period.........            $   3,250     $   2,616     $   2,125     $   1,893     $   1,864
Charge-offs:
   Commercial and all other......................                 (294)         (380)         (820)         (448)         (709)
   Real estate...................................                  (14)         (119)         (226)         (353)         (306)
   Consumer......................................                 (366)         (264)         (320)         (123)          (82)
   Leases........................................                 (115)          (67)           --            --            --
                                                             ---------     ---------     ---------     ---------     ---------
Total                                                             (789)         (830)       (1,366)         (924)       (1,097)
Recoveries:
  Commercial and all other.......................                   89            72            71           513            31
  Real estate....................................                    7             3            16             3             3
  Consumer.......................................                   50            34            60            21            22
  Leasing........................................                    6            --            --            --            --
                                                             ---------     ---------     ---------     ---------     ---------
   Total.........................................                  152           109           147           537            56
                                                             ---------     ---------     ---------     ---------     ---------
Provision expense................................                  720         1,355         1,710           619         1,070
                                                             ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period...............            $   3,333     $   3,250     $   2,616     $   2,125     $   1,893
                                                             =========     =========     =========     =========     =========
Allowance for loan losses as a percent
  of total loans outstanding.....................                 1.78%         1.75%         1.50%         1.40%         1.35%
Net loans charged off as a percent of
  average loans outstanding......................                  .34%          .39%          .76%          .27%          .76%


         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                       At December 31,
                                    -----------------------------------------------------------------------------------------
                                          1998              1997             1996              1995               1994
                                    ----------------- ----------------  ----------------  ----------------  -----------------

(Dollars in thousands)                        % of              % of             % of              % of               % of
                                              Loans             Loans            Loans             Loans              Loans
                                             to Total         to Total          to Total          to Total           to Total
                                    Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount     Loans
                                    ------    -----   ------    -----   ------    -----   ------    -----   ------     -----
Commercial, financial and          $  427      13.6% $  610     14.2%  $  871      16.7% $  927      22.0% $  793      22.2%
agricultural
Real estate - construction             53       1.6      15      1.1       38       0.9      14       0.9      29       2.5
Real estate - mortgage                765      44.1     641     46.7      727      51.6     909      61.6     759      64.3
Installment loans to individuals      589      22.6     276     19.9      260      21.2     155      15.5      87      11.0
Leases                                339      18.1     169     18.1       85       9.6      --        --      --        --
Unallocated                         1,160        --   1.539       --      635        --     120        --     225        --

     Total                         $3,333     100.0% $3,250    100.0%  $2,616     100.0% $2,125     100.0% $1,893     100.0%

--------------------------------
(1) Includes specific reserves for assets classified as loss.

Investment Activities

     General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

     Securities Portfolio. Carrying values of securities at the dates indicated are as follows:


                                                  At December 31
                                        ---------------------------------
(Dollars in thousands)                   1998         1997          1996
  Securities:                           ------       ------       -------
  (carrying value)
  U.S. Treasury Securities..........    $5,581      $ 8,034        $3,994
  U.S.  Government
  Agencies..........................    19,628       18,024        25,857
  State and  political
   subdivisions.....................    11,456        9,621        13,979
  Corporate Notes and bonds.........     1,789          ---           503
  Mortgage-backed Securities........    28,326       18,961        11,359
  Equity Securities.................     3,135        2,891         2,019
                                        ------       ------        ------
     Total  Securities                 $69,915      $57,531       $57,711
                                        ======       ======        ======
 Fair value of
  Securities........................   $70,421      $57,888       $57,946
                                        ======       ======        ======

     Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 1998. All yields are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations.

                                                          After One through   After Five through
                                      One Year or Less        Five Years          Ten Years      After Ten Years    Total Securities
                                   -------------------    ----------------   -----------------  -----------------  -----------------
                                   Carrying   Average     Carrying Average   Carrying  Average  Carrying Average   Carrying Average
                                     Value     Yield %      Value  Yield %     Value   Yield %    Value   Yield %    Value   Yield %
                                     -----     -------      -----  -------     -----   -------    -----   -------   -----   -------
(Dollars in thousands)
   U.S. Government Securities        $1,513     6.04     $ 4,068     5.50   $    --       --   $    --       --    $ 5,581   5.65
   U.S. Government Agencies              --       --      11,075     5.80     6,561     6.62     1,992     6.35     19,628   6.13

   State and political                   --       --       1,085     6.17       525     7.40     9,846     8.68     11,456   8.38
      subdivisions(3)
   Mortgage-backed Securities(1)      2,805     6.39      11,220     6.39     9,854     6.44     4,447     6.53     28,326   6.43
   Corporate Securities                  --       --          --       --        --       --     1,789     6.38      1,789   6.38
   Equity Securities(2)               3,135     4.72          --       --        --       --        --       --      3,135   4.72
                                     ------    -----     -------     ----   -------    -----    ------     ----    -------  -----
     Total Investment Securities     $7,453     5.62%    $27,448     6.01%  $16,940     6.54%  $18,074     7.67%   $69,915   6.53%

(1) Maturity is based upon expected average lives rather than contractual terms.
(2) Equity securities with no stated maturity are classified as "one year or less".
(3) Includes $7,645 in securities classified as held-to-maturity with a market value of $8,151

Deposit Activities.

     General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail and IRA instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically on a competitive bid basis. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit and ACH activity. The Bank operates ten automated teller machines and is affiliated with MAC, PLUS and CIRRUS networks.

     Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1998.

(Dollars in thousands)                   Certificates
                                          of Deposit
                                          ----------
Maturity Period
---------------

Within three months.....................   $11,810
Over three through six months...........    10,851
Over six through twelve months..........     2,633
Over twelve months......................     2,241
                                            ------
                                           $27,535
                                            ======
Short-Term Borrowings

     The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase,Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.


(Dollars in thousands)                              Year ended December 31,
                                                    -----------------------
                                                   1998       1997       1996
                                                  ------     ------     ------
Short-term borrowings:
  Average balance outstanding................     $7,648     $7,892     $4,907
  Maximum amount outstanding at any
    month-end during the period..............     14,284      13,456    11,967
  Weighted average interest rate during
  the period.................................       4.63%      4.84%      5.03%
Total short-term borrowings at end of period.     $7,776     $4,990     $3,227

Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 1998, the Bank acted as trustee for $52.5 million of assets of which $29.5 million is non-discretionary with no investment authority.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. ("NIC"), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through BISYS Brokerage a registered broker/dealer. NIC had sales volume of $5.2 million in 1998, generating revenues of $134,000.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank through WTRO foreclosed upon in 1998. The majority of the foreclosed real estate was sold in the third quarter of 1998.

Personnel

As of December 31, 1998, the Company and the Bank had 106 full-time and 17 part-time employees. None of the Company employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Interstate bank mergers and branch purchase and assumption transactions were allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. Pursuant to the Interstate Banking Law, states may also enact legislation to allow for de novo interstate branching by out of state banks.

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

The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Under applicable regulations, institutions are assigned to one of three capital groups based on the level of an institution's capital (i.e., "well capitalized," "adequately capitalized" and "undercapitalized"). These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Because the BIF exceeded its statutory required ratio of reserves to insured deposits, the Bank paid approximately $2,000 in federal deposit insurance premiums for year ended December 31, 1998.

Beginning January 1, 1997, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the Bank will pay, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. The Bank paid $25,133 in Fico Bond assessments in 1998.

Regulatory Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy prescribing the capital adequacy requirements for state-chartered banks, some of which, like the Bank, are not members of the Federal Reserve System. At December 31, 1998, the Bank exceeded all regulatory capital requirements and is classified as "well capitalized."

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

The following table sets forth the Company's regulatory capital position as of December 31, 1998 as compared to the minimum capital requirements imposed by the FDIC. The Bank's ratios do not differ significantly from the Company's ratios presented below.

                                                    Percent of
                                       Amount     Adjusted Assets
                                         (Dollars in Thousands)

Leverage Capital..................   $  24,893         9.09%
  Required........................      10,724         4.00%
                                        ------        -----
  Excess..........................   $  14,169         5.09%
                                      ========        =====

Tier 1 Capital....................   $  24,893        12.30%
  Required........................       8,096         4.00%
                                       -------        -----
  Excess..........................   $  16,797         8.30%
                                       =======        =====

Total Capital.....................   $  28,333        14.00%
  Required........................      16,192         8.00%
                                       -------        -----
  Excess..........................   $  12,141         6.00%
                                       =======        =====


The Bank is also subject to more stringent PDB guidelines. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

The Bank was in compliance with both the FDIC and Pennsylvania capital requirements at December 31, 1998.

Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a commercial bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, and to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu. The Bank received a "satisfactory" rating in its last CRA examination in May, 1998.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily non-interest and interest bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the PDB. At December 31, 1998, the Bank met its reserve requirements.

Item  2.  Description of Properties
-----------------------------------

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and seven additional branch offices. The Bank's total investment in office property and equipment is $10.3 million with a net book value of $7.1 million at December 31, 1998. The Bank currently operates automated teller machines at seven of its branch offices and three automated teller machine only facilities. The Bank leases one branch office inside a Weis supermarket. The lease expires in 1999 and it has two five year options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

              None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998("Annual Report") on page 20 and page 40 is incorporated herein by reference.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
of Operations
-------------

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 9 through 22 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 14 through 15 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Financial Statements of Norwood Financial Corp. and its subsidiaries, together with the report thereon by Beard & Company, Inc. appears in the Annual Report on pages 23 through 46 and are incorporated herein by reference.

Item  9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

   None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information contained under the section captioned "Information with Respect to Nominees for Director, Directors Continuing in Office and Executive Officers" at pages 3 to 6 of the Registrant's definitive proxy statement for the Registrant's Annual Meeting of Stockholders to be held on April 27, 1999 (the "Proxy Statement"), which was filed with the Commission on March 31, 1999 is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement at page 12 and 13.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           The following documents are filed as a part of this report:

(1) Financial Statements of the Company are incorporated by reference to the following indicated pages of the Annual Report to shareholders.

                                                                         PAGE
                                                                         ----

Independent Auditor's Report..........................................     23
Consolidated Balance Sheets as of December 31, 1998 and 1997..........     24
Consolidated Statements of Income For the Years Ended
  December 31, 1998, 1997 and 1996....................................     25
Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 1998, 1997 and 1996................     26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996....................................     27
Notes to Consolidated Financial Statements............................  28-46

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

          3.1  Articles of Incorporation of Norwood Financial Corp.*
          3.2  Bylaws of Norwood Financial Corp.*
          4.0  Specimen Stock Certificate of Norwood Financial Corp.*
          10.1 Employment Agreement with William W. Davis, Jr., President and Chief Executive Officer **
          10.2 Employment Agreement with Lewis J. Critelli, Chief Financial Officer **
          10.3 Form of Change-in-Control Severance Agreement with ten key employees of the Bank*
          10.4 Consulting Agreement with Russell L. Ridd **
          10.5 Wayne Bank Stock Option Plan*
          11.0 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report) 13.0 Annual Report to Stockholders for the fiscal year ended December 31, 1998
          13.0 Annual Report to Stockholders
          21.0 Subsidiary of the Registrant (see "Item 1. Business - General" and "-Subsidiary Activity" herein)
          23.1 Consent of Beard & Company, Inc., Independent Auditors
          23.2 Consent of S.R. Snodgrass, Independent Auditors

          27.0 Financial Data Schedule***

                           (b)      Reports on Form 8-K.

                  None.

* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K for the year ended December 31,1996 filed with the Commission on March 31, 1997, File No. 0-28366.

***  Only in electronic filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORWOOD FINANCIAL CORP

Dated:  March 16, 1999                      By: /s/ William W. Davis, Jr.
                                                -------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   /s/ William W. Davis, Jr.              By: /s/ Lewis J. Critelli
      ----------------------------------         -------------------------------
      William W. Davis, Jr.                     Lewis J. Critelli
      President, Chief Executive Officer        Executive Vice President and
        and Director                            Chief Financial Officer
      (Principal Executive Officer)             (Principal Financial and
                                                Accounting Officer)

Date: March 16, 1999                         Date:    March 16, 1999


By:                                           By: /s/ John E. Marshall
      --------------------------------           ------------------------------
      Charles E. Case                             John E. Marshall
      Director                                    Director

Date: March ____, 1999                        Date:    March 16, 1999


By:                                           By: /s/ Dr. Kenneth A. Phillips
      --------------------------------           ------------------------------
      Daniel J. O'Neill                           Dr. Kenneth A. Phillips
      Director                                    Director

Date: March ____, 1999                        Date:    March 16, 1999

By:                                           By: /s/ Russell L. Ridd
      --------------------------------           ------------------------------
      Gary P. Rickard                            Russell L. Ridd
      Director                                   Director

Date: March ____, 1999                        Date:    March 16, 1999

By:   /s/ Harold A. Shook                     By:
      --------------------------------           ------------------------------
      Harold A. Shook                            John J. Weidner
      Director                                   Director

Date: March 16, 1999                          Date:    March ____, 1999