Form 10-Q
period 1999-03-31
NORWOOD FINANCIAL CORP
filed 1999-05-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended March 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------     ------------------
Commission file number   0-28366
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding as of April 30, 1999
---------------------------------------                      1,781,477
common stock, par value $0.10 per share         --------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX

                                                                          Page
                                                                          Number

Part I   - CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.  Financial Statements                                                 3
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18


Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19
Item 2.  Changes in Securities                                               19
Item 3.  Defaults upon Senior Securities                                     19
Item 4.  Submission of Matters to a Vote of Security Holders                 19
Item 5.  Other Materially Important Events                                   19
Item 6.  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                   20

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                               March 31,   December 31,
                                                                 1999         1998
                                                                 ----         ----
ASSETS
    Cash and due from banks                                   $   5,826    $   7,954
    Interest bearing deposits with banks                          1,540        1,284
    Federal funds sold                                             --          3,360
    Securities available for sale                                62,670       62,270
    Securities held-to-maturity (fair value of $8,113
            and $8,498)                                           7,647        7,645

    Loans receivable (net of unearned income)                   191,535      186,919
    Less: Allowance for loan losses                               3,342        3,333
                                                              ---------    ---------
       Net loans receivable                                     188,193      183,586
    Bank premises and equipment, net                              6,977        7,077
    Other real estate                                               212          204
    Accrued interest receivable                                   1,469        1,441
    Other assets                                                  4,245        4,196
                                                              ---------    ---------
           TOTAL ASSETS                                       $ 278,779    $ 279,017
                                                              =========    =========

LIABILITIES
    Deposits:
       Non-interest bearing demand                            $  24,355    $  27,264
      Interest-bearing deposits                                 203,736      206,503
                                                              ---------    ---------
          Total deposits                                        228,091      233,767
       Short-term borrowings                                     10,938        7,776
      Other borrowings                                            4,000        2,000
      Accrued interest payable                                    2,398        2,283
      Other liabilities                                           5,549        5,463
                                                              ---------    ---------
          TOTAL LIABILITIES                                     250,976      251,289


STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,802,824 shares                                     180          180
    Surplus                                                       4,558        4,542
    Retained earnings                                            23,817       23,240
    Treasury stock, at cost (22,394 shares)                        (343)        (343)
    Unearned ESOP shares                                         (1,524)      (1,546)
                                                              ---------    ---------
    Accumulated other comprehensive income                        1,115        1,655
                                                              ---------    ---------
             TOTAL STOCKHOLDERS' EQUITY                          27,803       27,728
                                                              ---------    ---------
             TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 278,779    $ 279,017
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                              Three Months Ended
                                                    March 31
                                             --------------------
                                                1999        1998
                                                ----        ----
INTEREST INCOME
Loans receivable including fees                $ 3,902    $ 3,977
   Securities                                      988        902
   Federal funds sold and deposits
      with banks                                    31         55
                                               -------    -------
         Total interest income                   4,921      4,934
                                               -------    -------
INTEREST EXPENSE
   Deposits                                      1,983      2,040
   Short-term borrowings                            68         55
   Other borrowed funds                             47         30
                                               -------    -------
   Total interest expense                        2,098      2,125
                                               -------    -------
NET INTEREST INCOME                              2,823      2,809
PROVISION FOR LOAN LOSSES                          130        180
                                               -------    -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      2,693      2,629

OTHER INCOME
   Service charges and fees                        279        230
   Income from fiduciary activities                 79         41
   Net realized gains on sales of securities        24         15
   Other                                            75         72
                                               -------    -------
       Total other income                          457        358

OTHER EXPENSES
   Salaries and employee benefits                  989        963
   Occupancy, furniture & equipment, net           270        327
   Taxes, other than income                         63         63
   Other real estate owned operations               (4)        19
   Other                                           666        585
                                               -------    -------
     Total other expenses                        1,984      1,957

INCOME BEFORE INCOME TAXES                       1,166      1,030
INCOME TAX EXPENSE                                 352        310
                                               -------    -------
NET INCOME                                     $   814    $   720
                                               =======    =======

BASIC AND DILUTED
   EARNINGS PER SHARE                          $  0.48    $  0.43
                                               =======    =======

Dividends per share                            $  0.14    $  0.12
                                               =======    =======


  See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                       Accumulated
                                                                                           Unearned       Other
                                                  Common    Retained   Treasury               ESOP    Comprehensive
                                                  Stock     Surplus    Earnings    Stock     Shares       Income      Total
                                                  -----     -------    --------    -----     ------       ------      -----
Balance, December 31, 1998                       $   180    $ 4,542    $23,240   ($  343)   ($1,546)     $ 1,655     $27,728

Net Income                                                                 814                                           814
Net change in unrealized gains (losses)
   on securities available for sale, net of
   Reclassification adjustment and tax effects                                                              (540)       (540)
                                                                                                                     -------
 Total comprehensive income                                                                                              274

Cash dividends declared, $.14 per share                                   (237)                                         (237)
Release of earned ESOP shares                                    16                              22                       38
                                                 -------    -------    -------   -------    -------      -------     -------
Balance, March 31, 1999                          $   180    $ 4,558    $23,817   ($  343)   ($1,524)     $ 1,115     $27,803
                                                 =======    =======    =======   =======    =======      =======     =======


See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                    1999        1998
                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $    814    $    720
Adjustments to reconcile net income to net cash provided
by operating
 activities:
  Provision for loan  losses                                         130         180
  Depreciation                                                       166         175
  Amortization of intangible assets                                   52          68
  Deferred income taxes                                              325         981
  Net realized gain on sales of securities                           (24)        (15)
  Gain (loss) on sale of other real estate, net                       (8)         (4)
  Net gain on sale of mortgage loans                                  (3)        (27)
  Mortgage loans originated for sale                                (409)     (1,881)
  Proceeds from sale of mortgage loans                               412       1,908
  Decrease (increase) in accrued interest receivable                 (28)        (76)
  Increase (decrease) in accrued interest payable                    115          25
  Other, net                                                         316        (113)
                                                                --------    --------
         Net cash provided by operating activities                 1,857       1,942
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       3,371          15
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       7,463       1,740
         Purchases                                               (12,055)     (5,502)
 Securities held to maturity:
         Proceeds from maturities                                      0           0
         Purchases                                                     0           0
 Net decrease (increase) in loans                                 (5,155)
                                                                               1,637
 Purchase of bank premises and equipment, net                        (66)        (60)
 Proceeds from sales of other real estate                             83           6
                                                                --------    --------
                  Net cash used in investing activities           (6,359)     (2,165)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net (decrease) in deposits                                       (5,676)     (3,243)
 Net increase in short term borrowings                             5,162       2,194
 Stock options exercised                                               0          20
 Release of ESOP shares                                               22          48
 Cash dividends paid                                                (236)       (201)
                                                                --------    --------
Net cash used in financing activities                               (729)     (1,182)
                                                                --------    --------
         Decrease in cash and cash equivalents                    (5,231)     (1,405)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    12,598      10,924
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  7,366    $  9,519
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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other period.

         For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1998 Annual Report filed on Form 10-K (File No. 0-28366).

3.       Earnings Per Share
         ------------------
         Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period March 31, 1999 and 1998 were $1,968,000 and $2,014,000 respectively. Cash payments for income taxes in 1999 were $20,000 compared to $0 in 1998. Non-cash investing activity for 1999 and 1998 included foreclosed mortgage loans transferred to real estate owned of $83,000 and $0, respectively.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes, "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------

General
-------
         Total assets at March 31, 1999 were $278.8 million, compared to $279.0 million at year-end 1998. The Company funded a $4.6 million growth in loans with a reduction in Federal Funds sold and other cash equivalents. Deposits decreased during the period due to scheduled maturities of time deposits of various local school districts.

Securities
----------
         The fair value of securities available for sale at March 31, 1999 was $62.7 million, compared to $62.3 million at year-end 1998. The Company sold $3.4 million of securities for a gain on sale of $24,000. The proceeds were principally reinvested in lower coupon mortgage- backed securities. Total purchases for the period were $12.1 million with maturities and cashflow received from mortgage-backed securities of $7.5 million.

Loans
-----
         Total loans receivable, which includes automobile leases, were $191.5 million at March 31, 1999 compared to $186.9 million at December 31, 1998, an increase of $4.6 million or 2.5%. Commercial loans increased $2.9 million during the period which includes $1.8 million of short-term tax anticipation notes for local municipalities. The Company continued to experience pay-offs in its residential adjustable rate mortgage portfolio which was offset by fixed rate origination for net growth in residential real estate of $1.5 million.

         The Company has reduced the volume of automobile lease originations to monitor its experience in early terminations, amount of off-lease vehicles returned and the actual value of vehicles returned compared to residual values. Total leases declined $1.3 million from December 31, 1998 to $32.6 million at March 31, 1999. Residual losses totaled $79,000 for the quarter. The Company maintains a reserve for residual losses which totaled $307,000 at March 31, 1999 with residual value of $23.6 million.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:


Types of loans
(dollars in thousands)
                                            March  31, 1999          December 31, 1998
                                          -----------------------------------------------
                                              $           %            $             %
                                          -----------------------------------------------
Commercial, financial and agricultural    $ 29,279      15.3%      $ 25,539         13.6%
Real Estate-Construction                     2,935       1.5          3,046          1.6
                  Residential               52,148      27.2         52,038         27.8
                  Commercial                30,162      15.7         30,555         16.3
Lease financing, net of unearned income     32,573      17.0         33,860         18.1
Consumer  loans to individuals              44,720      23.3         42,266         22.6
                                          --------     -----       --------        -----
         Total loans                       191,817     100.0%       187,304        100.0%
Less: Unearned income                          282                      385
Allowance for loan losses                    3,342                    3,333
                                          --------                  -------
Total loans, net                          $188,193                 $183,586
                                          ========                 ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                        At or for the Three
(dollars in thousands)                 Months Ended March 31
----------------------                 ---------------------
                                          1999        1998
                                        -------     -------

Balance at beginning of period          $ 3,333     $ 3,250
Provision for loan losses                   130         180
Charge-offs                                (155)       (163)
Recoveries                                   34          22
                                        -------     -------
Net charge-offs                            (121)       (141)
                                        -------     -------
Balance at end of period                $ 3,342     $ 3,289
                                        =======     =======

Allowance to total loans                   1.74%       1.79%
Net charge-offs to average loans
    (annualized)                            .26%        .31%

           The allowance for loan losses totaled $3,342,000 at March 31, 1999 and represented 1.74% of total loans, increasing from $3,333,000 at year-end, and $3,289,000 at March 31, 1998. The provision for loan losses for the current quarter was $130,000, compared to $180,000 for the first quarter of 1998. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. The Company also performs reviews of Year 2000 preparedness of its larger borrowers. See also "Year 2000". Management considers the allowance adequate at March 31, 1999 based on the loan mix and level of classifications.

           At March 31, 1999, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $562,000, with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral.

           At March 31, 1999, non-performing loans totaled $562,000 which is .29% of total loans decreasing from $622,000, or .33% of total loans at December
31, 1998. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                 March 31, 1999      December 31, 1998
                                       --------------      -----------------
Loans accounted for on a non-accrual
     basis:
  Commercial and all other                $ 64                    $ 65
  Real Estate                              445                     503
  Installment                               23                      20
                                          ----                    ----
 Total                                     532                     588

Accruing loans which are contractually
   past due 90 days or more                 30                      34
                                          ----                    ----
  Total non-performing loans              $562                    $622
  Other real estate owned                  212                     204
                                          ----                    ----
  Total non-performing assets             $774                    $826
                                          ====                    ====
Allowance for loan losses as a
percent of non-performing loans          594.6%                  535.8%
Non-performing loans to total loans        .29%                    .33%
Non-performing assets to total assets      .28%                    .30%


Deposits and Other Borrowings
-----------------------------

           Total deposits at March 31, 1999 were $228.1 million compared to $233.8 million at December 31, 1998. The decrease was principally due to scheduled maturities of short-term time deposits of school districts and other local municipalities. These accounts decreased to $23.5 million from $27.5 million at year-end 1998. The decrease was partially offset by growth in money market deposit accounts of $1.8 million to $32.1 million at March 31, 1999.

           The Company substituted Federal Funds purchased, which totaled $5.5 million at March 31, 1999 for short-term time deposits. There were no Federal Funds purchased at December 31, 1998.

Stockholders' Equity and Capital Ratios
---------------------------------------

          Total stockholders' equity at March 31, 1999, was $27,803,000 compared to $27,728,000 at December 31, 1998. A comparison of the Company's capital ratios is as follows:

                                     March 31, 1999   December 31, 1998
                                     --------------   -----------------
Tier 1 Capital
    (To average assets)                 9.17%               9.09%
Tier 1 Capital
    (To risk-weighted assets)          12.45%              12.30%
Total Capital
    (To risk-weighted assets)          14.10%              14.00%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at March 31, 1999 and December 31, 1998.

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

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At March 31, 1999, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.

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

           At March 31, 1999, the Bank had a positive 90 day gap position of $2.9 million, or 1% of total assets. A positive gap means that interest-sensitive assets are higher than interest-sensitive liabilities at the time interval. This would generally indicate that in a declining rate environment, the yield on earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. This risk is managed by ALCO strategies, including investment portfolio structure, pricing of deposit liabilities, loan pricing and structure of fixed and variable rate products.

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

           At March 31, 1999, the Company had cash and cash equivalents of $7.4 million in the form of cash, due from banks and interest bearing deposits with other institutions. In addition, the Company had total securities available for sale of $62.8 million which could be used for liquidity needs. This totals $70.2 million and represents 25.2% of total assets. The Company also monitors other liquidity measures all of which were within Company policy guidelines at March 31, 1999. The Company believes its liquidity position is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The short-term borrowing capacity from FHLB was in excess of $53 million. At March 31, 1999 the Company had $4 million in borrowings from the FHLB with a scheduled maturity in December 1999.

Results of Operation

Comparison of Operating  Results for Three Months Ended March 31, 1999 and March
--------------------------------------------------------------------------------
31, 1998
--------

General
-------
           For the three months ended March 31, 1999 net income totaled $814,000 or $.48 per share (basic and diluted) compared to $720,000, or $.43 per share (basic and diluted) earned in the first quarter of 1998. The resulting return on average assets and return on average equity for the quarter were 1.17% and 11.63% respectively increasing from 1.11% and 11.58% respectively for the corresponding period in 1998. The Company paid dividends of $.14 per share in 1999 compared to $.12 per share in 1998.

Net Interest Income
-------------------
           Net interest income, on a fully taxable equivalent basis (fte) for the first quarter of 1999 was $2,900,000 compared to $2,881,000 for the similar period in 1998. The resultant fte net interest spread and net interest margin for the three months of 1999 was 3.78% and 4.45%, respectively compared to 4.02% and 4.66% respectively in 1998.

           The decrease in net interest spread was principally the result of lower yields on earning assets, 7.67%, declining 43 basis points from 8.10% in 1998. This was partially offset by a decrease of 19 basis points in the cost of interest-bearing liabilities, at 3.89% in the current period compared to 4.08% in 1998.

         Interest income on an fte basis totaled $4,998,000 for the three months of 1999 compared to $5,006,000 in 1998. A $13.4 million increase in average earning assets was offset by decline in asset yields.

           Total loans averaged $189.8 million for the current period, with interest income of $3,910,000 and a yield of 8.24% compared to $184.0 million, $3,981,000 and 8.65% in the first quarter of 1998. The decrease in yield was partially due to a lower prime rate of 7.75% down from 8.50% in 1998. The prime rate changes immediately impact $31.5 million of floating rate loans. Also, during the lower interest rate environment of the third and fourth quarter of 1998 higher yielding adjustable rate residential mortgages experienced significant pre-payments and were replaced by lower yielding fixed rate mortgages. At March 31, 1999, adjustable rate mortgages were $25.1 million with $12.5 million of fixed rate residential mortgages compared to $34.9 million of adjustable and $3.9 million of fixed at March 31, 1998.

           Total interest expense for the quarter was $2,098,000 compared to $2,125,000 in 1998, a decrease of $27,000. The Company has taken steps to reduce its interest expense by decreasing rates paid on interest bearing checking money market accounts and savings. As a result, the cost of interest-bearing deposits decreased to 3.86% in the first quarter of 1999, from 4.06% in 1998.

Other Income
------------
           Other income, excluding net realized gains on sales of securities of $24,000, totaled $433,000 for the first quarter of 1999, an increase of $90,000 or 26.2% over $343,000 in 1998. Income from fiduciary activities was $79,000 for the period compared to $41,000 in the 1998 quarter, with the increase principally due to estate and trust termination fees. The Company, through its subsidiary Norwood Investment Corp. generated revenues of $31,000 on the commission from sales of annuities, mutual funds and discount brokerage, increasing from $14,000 in 1998. For the quarter fee-based income represented 13.8% of total revenues improving from 11.3% in 1998.

           Net realized gains on sales of securities transactions were $24,000 for the quarter compared to $15,000 in 1998.

Other Expense
-------------
           Other expenses totaled $1,984,000 for the period ending March 31, 1999, an increase of $27,000 or 1.4% over $1,957,000 in 1998. Staffing costs were $989,000, increasing 2.7% with total full time equivalents of 114 at March 31, 1999 compared to 112 at March 31, 1998. Data processing expenses increased to $90,000 from $51,000 principally due to recurring costs related to new application systems installed in the fourth quarter of 1998. With a lower level of non-performing assets, the Company reduced legal and costs to resolve nonperforming assets by $51,000. For the period, provision for lease residual losses and actual losses incurred totaled $79,000 increasing from $30,000 in 1998. The efficiency ratio improved to 59.5% for the quarter, from 62.6% in the first quarter of 1998.

Income Tax Expense
------------------
          Income tax expense totaled $352,000 for an effective tax rate of 30.2% compared to $310,000 and 30.1% in 1998. The increase in income tax expense was due to higher pre-tax income.

Year 2000
---------
           The following discussion of the implications of the year 2000 problem for the Bank contains forward looking statements based on uncertain information. The cost of the project and the date on which the Bank plans to complete the internal year 2000 modifications are based on management's estimates, utilizing number of assumptions including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that failure to modify the systems would not have a material adverse effect on the Bank or the Company.

           The Company has implemented a Year 2000 project plan which is administered by a Senior Executive and is overseen by the Board of Directors. As a major component of its Year 2000 preparedness, during 1998, The Company entered into a seven year $2.2 million agreement with a data servicing provider, FiServ, for its core application systems. The conversion occurred on October 31, 1998. FiServ has represented that the software being utilized for the Company's operations is Year 2000 compliant. Furthermore, software provided by FiServ is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. The Company has also participated in testing with FiServ in conjunction with its other bank clients. The Company has also tested its IBM operating system, item processing software and the Federal Reserve for wire transfer. Testing has been performed on the Sungard System which processes the Company's trust accounts.

           Since the beginning of 1998, the Company also purchased $400,000 of personal computers and communications and network monitoring equipment to replace existing networks which may not have effectively handled the Year 2000. The Company has also recently converted its ATM processing to the Mellon Network Services and its auto leasing operations to a new processor.

           Major   commercial  loans  customers  (loan  balances  in  excess  of
$500,000) have been contacted in writing and interviewed to determine any potential exposure that might be present due to the customer's failure to prepare adequately for the Year 2000. Any potential risk exposure will be identified and adequate consideration given to adjusting the loan loss provision. As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Year 2000 readiness. Further, most of these are individuals with adequate collateral for their loans. Customer awareness is also a component of the Year 2000 plan, and the Company has distributed brochures in the third quarter of 1998 and a second mailing of new material occurred in the first quarter of 1999. The Company in a joint effort with other local banks, is planning additional education efforts throughout the remainder of 1999.

           The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. These third parties have given assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has also contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.), regarding their year 2000 state of readiness. No contracts, written assurances, or oral assurances with the Company's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not year 2000 compliant.

           Contingency and business resumption plans have been developed and will be tested during 1999. The contingency plans address actions the Company may take as a result of failure in various systems. The Company's plans include an evaluation of key services, prioritization of critical functions, re-deployment and additions to staff, offsite plans and alternative procedures for processing critical functions. The Company has also established liquidity contingency plans.

           The following, among other things, could negatively affect the Bank:


                    (a) utility service companies may be unable to provide the necessary service to drive our data systems or provide sufficient sanitary conditions for our offices;

                    (b) our primary software provider could have a major malfunction in its system or their service could be disrupted due to its utility providers, or some combination of the two; or

                    (c)  the Bank may have to transact its business manually.

           The Bank will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Bank identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.

           Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)



                                                                                 Three Months Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                                       1999                                    1998
                                                      -------------------------------------     ------------------------------------
                                                        Average                     Average     Average                    Average
                                                        Balance      Interest         Rate      Balance      Interest       Rate
                                                        -------      --------       -------     -------      --------      -------
                                                          (2)           (1)          (3)          (2)         (1)            (3)

Assets
Interest-earning assets:
   Federal funds sold                                   $  2,390       $   26        4.35%      $    537       $    7        5.21%
   Interest bearing deposits with banks                      553            5        3.62          3,455           48        5.56
   Securities held-to-maturity                             7,645          164        8.58          8,159          172        8.43
   Securities available for sale:
     Taxable                                              57,743          852        5.90         49,305          770        6.25
     Tax-exempt                                            2,472           41        6.63          1,646           28        6.80
                                                         -------        -----                    -------        -----
        Total securities available for sale               60,215          893        5.93         50,951          798        6.26
     Loans receivable (4) (5)                            189,762        3,910        8.24        184,049        3,981        8.65
                                                         -------        -----                    -------        -----
        Total interest earning assets                    260,565        4,998        7.67        247,151        5,006        8.10
Non-interest earning assets:
   Cash and due from banks                                 7,825                                   6,111
   Allowance for loan losses                              (3,342)                                 (3,268)
   Other assets                                           13,607                                  10,527
                                                         -------                                 -------
   Total non-interest earning assets                      18,090                                  13,370
                                                         -------                                 -------
Total Assets                                            $278,655                                $260,521
                                                         =======                                 =======

Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits                     $ 53,624          321        2.39%      $ 49,844          316        2.54
   Savings deposits                                       41,990          226        2.15         42,996          272        2.53
   Time deposits                                         109,835        1,436        5.23        108,103        1,452        5.37
                                                         -------        -----                    -------        -----
      Total interest bearing deposits                    205,449        1,983        3.86        200,943        2,040        4.06

Short-term borrowings                                      6,291           68        4.32          5,138           55        4.28
Other borrowings                                           4,000           47        4.70          2,000           30        6.00
                                                         -------        -----                    -------        -----
   Total interest bearing liabilities                    215,740        2,098        3.89        208,081        2,125        4.08
Non-interest bearing liabilities:
   Demand deposits                                        25,706                                  23,758
   Other liabilities                                       8,038                                   3,795
                                                         -------                                 -------
      Total non-interest bearing liabilities              33,744                                  27,553
                                                         -------                                 -------
   Shareholders' equity                                   27,980                                  24,887
                                                         -------                                 -------
Total Liabilities and Shareholders' Equity              $277,464                                $260,521
                                                         =======                                 =======

Net interest income (tax equivalent basis)                              2,900        3.78%                      2,881        4.02%
                                                                                     ====                                    ====
Tax-equivalent basis adjustment                                           (77)                                    (72)
                                                                        -----                                   -----
Net interest income                                                    $2,823                                  $2,809
                                                                        =====                                   =====
Net interest margin (tax equivalent basis)                                           4.45%                                   4.66%
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

                                                                   Increase/(Decrease)
                                                     ----------------------------------------------
                                                     Three months ended March 31,1999 Compared to
                                                           Three months ended March 31, 1998
                                                     ----------------------------------------------
                                                                     Variance due to
                                                     ----------------------------------------------
                                                      Volume              Rate                Net
                                                      ------              ----                ---
                                                                   (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ........................          $  27              $  (8)             $  19
 Interest bearing deposits with banks ......            (30)               (13)               (43)
 Securities held to maturity ...............            (25)                17                 (8
 Securities available for sale:
    Taxable ................................            319               (237)                82
    Tax-exempt securities ..................             18                 (5)                13
                                                      -----              -----              -----
       Total securities ....................            337               (242)                95
 Loans receivable ..........................            569               (640)               (71)
                                                      -----              -----              -----
Total interest earning assets ..............            878               (886)                (8)

Interest bearing liabilities:
  Interest-bearing demand deposits .........             84                (79)                 5
  Savings ..................................             (6)               (40)               (46)
  Time .....................................            110               (126)               (16)
                                                      -----              -----              -----
     Total interest bearing deposits .......            188               (245)               (57)
Short-term borrowings ......................             12                  1                 13
Other borrowings ...........................             57                (40)                17
                                                      -----              -----              -----
  Total interest bearing liabilities .......            257               (284)               (27)
Net interest income (tax-equivalent basis)..          $ 621              $(602)             $  19
                                                      =====              =====              =====

--------------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         See Item 2.  "Market Risk."

Part II.  Other Information

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and use of proceeds

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 27, 1999. The following incumbent directors were nominated for and duly elected to the Board of Directors for a three-year term expiring in 2002:

         Daniel J. O'Neill: 1,403,703 for, 22,909 withheld; Kenneth A. Phillips:
1,405,719 for, 20,893 withheld; Gary P. Rickard: 1,408,967 for, 17,645 withheld.


Item 5.   Other Materially Important Events

On April 26, 1999, the Company announced a repurchase plan for the Company's stock. Under terms of the plan, the Company may purchase up to 3% or 53,400 shares of its stock over the next twelve months. The purchases would be made in the open market subject to availability of stock, the terms of the plan and other financial and market conditions. The repurchased stock could offset some of the potentially dilutive effects of the Company's stock-based benefit plans and would also be available for general corporate use.

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

                                   NORWOOD FINANCIAL CORP.

Date:       5/3/99                 By:     /s/ William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:       5/3/99                 By:     /s/ Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)