Form 10-Q
period 1999-06-30
NORWOOD FINANCIAL CORP
filed 1999-08-06
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended June 30, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------
Commission file number         0-28366
                        -----------------------

                         Norwood Financial Corp. (Exact
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

 Pennsylvania                                                23-2828306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                           18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
                                                   -----------------------------
                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of July 30, 1999
---------------------------------------
common stock, par value $0.10 per share               1,760,178
                                            ------------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

                                                                         Page
                                                                        Number

Part I-    CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                           3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk    21

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                             22
Item 2.    Changes in Securities                                         22
Item 3.    Defaults upon Senior Securities                               22
Item 4.    Submission of Matters to a Vote of Security Holders           22
Item 5.    Other Materially Important Events                             22
Item 6.    Exhibits and Reports on Form 8-K                              22

Signatures                                                               24

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                      June 30,     December 31,
                                                        1999           1998
                                                    ----------     -----------
ASSETS
  Cash and due from banks                              $ 7,111         $ 7,954
  Interest bearing deposits with banks                     216           1,284
  Federal funds sold                                     2,350           3,360
  Securities available for sale                         74,623          62,270
  Securities held-to-maturity (fair value of $7,913
    and $8,528)                                          7,648           7,645
  Loans receivable (net of unearned income)            195,335         186,919
  Less: Allowance for loan losses                        3,326           3,333
                                                       -------         -------
    Net loans receivable                               192,009         183,586
 Bank premises and equipment, net                        6,943           7,076
 Other real estate                                          99             204
 Accrued interest receivable                             1,378           1,441
 Other assets                                            3,916           4,197
                                                       -------         -------
         TOTAL ASSETS                                 $296,293        $279,017
                                                       =======         =======

LIABILITIES
  Deposits:
    Noninterest-bearing demand                        $ 30,175        $ 27,264
    Interest-bearing deposits                          203,026         206,503
                                                       -------         -------
         Total deposits                                233,201         233,767
    Short-term borrowings                                7,913           7,776
    Other borrowings                                    22,000           2,000
    Accrued interest payable                             2,006           2,283
    Other liabilities                                    4,556           5,463
                                                       -------         -------
         TOTAL LIABILITIES                             269,676         251,289

STOCKHOLDERS' EQUITY
  Common Stock, $.10 par value, authorized
    10,000,000 shares issued 1,803,824 shares              180             180
 Surplus                                                 4,580           4,542
 Retained earnings                                      24,431          23,240
 Treasury stock, at cost 1999 43,046 shares,              (805)           (343)
    1998 22,347 shares
  Unearned ESOP shares                                  (1,474)         (1,546)
  Accumulated other comprehensive income                  (295)          1,655
                                                       -------         -------
         TOTAL STOCKHOLDERS' EQUITY                     26,617          27,728
                                                       -------         -------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                        $ 296,293       $ 279,017
                                                       =======         =======


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                                           Three Months Ended    Six Months Ended
                                                                June 30              June 30,
                                                           ------------------   -----------------
                                                               1999      1998      1999      1998
                                                            -------   -------   -------   -------
INTEREST INCOME
  Loans receivable including fees                           $ 3,984   $ 4,049   $ 7,886   $ 8,026
  Securities                                                  1,224       956     2,212     1,858
  Federal funds sold and deposits with banks                     16        13        47        68
                                                            -------   -------   -------   -------
         Total interest income                                5,224     5,018    10,145     9,952
INTEREST EXPENSE
  Deposits                                                    1,912     1,961     3,895     4,001
  Short-term borrowings                                          71       110       139       165
  Other borrowed funds                                          225        30       272        60
                                                            -------   -------   -------   -------
         Total interest expense                               2,208     2,101     4,306     4,226
                                                            -------   -------   -------   -------
NET INTEREST INCOME                                           3,016     2,917     5,839     5,726
PROVISION FOR LOAN LOSSES                                       100       180       230       360
                                                            -------   -------   -------   -------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   2,916     2,737     5,609     5,366

OTHER INCOME
  Service charges and fees                                      284       262       563       492
  Income from fiduciary activities                               59        27       138        68
  Net realized gain on sales of securities                       34      --          58        15
  Other                                                          55       119       130       191
                                                            -------   -------   -------   -------
         Total other income                                     432       408       889       766

OTHER EXPENSES
  Salaries and employee benefits                              1,003       963     1,992     1,926
  Occupancy, furniture & equipment, net                         292       302       562       629
  Taxes, other than income                                       63        62       126       125
  Other real estate owned operations                              4        57      --          76
  Other                                                         769       627     1,435     1,212
                                                            -------   -------   -------   -------
         Total other expenses                                 2,131     2,011     4,115     3,968

INCOME BEFORE INCOME TAXES                                    1,217     1,134     2,383     2,164
INCOME TAX EXPENSE                                              369       343       721       653
                                                            -------   -------   -------   -------
NET INCOME                                                  $   848   $   791   $ 1,662   $ 1,511
                                                            =======   =======   =======   =======

BASIC AND DILUTED EARNINGS PER                              $  0.50   $  0.47   $  0.98   $  0.90
                                                            =======   =======   =======   =======
  SHARE

Dividends per share                                         $  0.14   $  0.12   $  0.28   $  0.24
                                                            =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.



                                                                                              Accumulated
                                                                                   Unearned      Other
                                       Common               Retained    Treasury     ESOP    Comprehensive
                                        Stock     Surplus   Earnings      Stock     Shares      Income       Total
                                        -----     -------   --------      -----     ------      ------       -----
Balance, December 31, 1998                $180    $4,542     $23,240      ($343)   ($1,546)     $1,655      $27,728
                                                                                                             ------

Net Income                                                     1,662                                          1,662
Cash dividend declared
Change in unrealized gains (losses)
  on securities available for sale,
  net of reclassification adjustment
  and tax effects                                                                              (1,950)      (1,950)
                                                                                                            ------

Total comprehensive income                                                                       (288)

Cash dividends declared $.28 per share             (471)                                         (471)
Purchase of treasury stock                                                 (462)                              (462)
Release of earned ESOP shares                         38                                 72                     110
                                         -----     -----      ------       -----     ------      -----       ------

Balance, June 30, 1999                  $  180    $4,580     $24,431      $(805)    $(1,474)    $ (295)     $26,617
                                         =====     =====      ======       ====      ======      =====       ======


See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                           Six Months Ended June 30
                                                                                           ------------------------
                                                                                              1999         1998
                                                                                           ----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                                $  1,661    $  1,511
Adjustments to reconcile net income to net cash provided by operating  activities:
  Provision for loan losses                                                                      230         360
  Depreciation                                                                                   337         330
  Amortization of intangible assets                                                              104         136
  Deferred income taxes                                                                          (51)      1,399
  Net realized gain on sales of securities                                                       (58)        (15)
  Gain (loss) on sale of other real estate, net                                                    9           1
  Net gain on sale of mortgage loans                                                              (3)        (62)
  Mortgage loans originated for sale                                                            (453)     (4,539)
  Proceeds from sale of mortgage loans                                                           457       4,602
  Decrease (increase) in accrued interest receivable                                              62          (9)
  Increase (decrease) in accrued interest payable                                               (276)       (434)
  Other, net                                                                                   1,040         216
                                                                                            --------    --------
         Net cash provided by operating activities                                             3,059       3,496
                                                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
         Proceeds from sales                                                                   5,787          76
         Proceeds from maturities and principal reductions on mortgage-
           backed securities                                                                  10,255       4,702
         Purchases                                                                           (31,338)    (12,590)
Securities held to maturity:
         Proceeds from maturities                                                               --          --
         Purchases                                                                              --          --
  Net decrease (increase) in loans                                                            (9,369)     (2,562)
  Purchase of bank premises and equipment, net                                                  (204)       (100)
  Proceeds from sales of other real estate                                                       179          73
                                                                                            --------    --------
         Net cash used in investing activities                                               (24,689)     (9,601)
                                                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                           (566)     (1,342)
  Net increase (decrease) in short term borrowings                                             2,137       9,293
  Repayments of other borrowings                                                                --          --
  Proceeds from other borrowings                                                              18,000        --
  Stock options exercised                                                                       --            37
  Acquisition of treasury stock                                                                 (462)       --
  Release of ESOP shares                                                                          72          98
  Net cash dividends paid                                                                        470        (402)
                                                                                            --------    --------
         Net cash used in financing activities                                                18,710       7,684
                                                                                            --------    --------
         Increase (decrease) in cash and cash equivalents                                      2,920       1,579

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                12,598      10,924
                                                                                            --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 9,677     $12,503
                                                                                            ========    ========

See accompanying notes to consolidated financial statement.

Notes to Unaudited Consolidated Financial Statements
----------------------------------------------------
1.       Basis of Presentation:
         ----------------------
         The consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation. The investments in subsidiaries on the Company's financial statements are carried at the Company's equity in the underlying net assets.

2.       Estimates:
         ----------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other period.

         For additional information and disclosure required under generally accepted accounting principals, reference is made to the Company's 1998 Annual Report filed on Form 10-K (File No. 0-28366).

3.       Earnings Per Share:
         -------------------
         Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilative potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

4.       Cash Flow Information:
         ----------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

         Cash payments for interest for the period June 30, 1999 and 1998 were $4,271,000 and $4,435,000 respectively. Cash payments for income taxes in 1999 were $360,000 compared to $15,000 in 1998. Non-cash investing activity for 1999 and 1998 included foreclosed mortgage loans transferred to real estate owned of $83,000 and $600,000 respectively.

5.       Recent Accounting Pronouncements:
         ---------------------------------

         In June of 1999 the FASB issued Statement #137 which delayed the implementation of Statement #133 "Accounting for Derivative Instruments and

Hedging Activities" until January 1, 2001.

6.       Reclassification of Comparative Amounts:
         ----------------------------------------
         Certain comparative amounts for prior years have been reclassified to conform to current year presentation. Such reclassifications did not affect net income.

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

Financial Condition
-------------------

General
-------
         Total assets at June 30, 1999 were $296.3 million, compared to $279.0 million at year-end 1998. The Company funded an $8.4 million growth in loans and a $12.4 million increase in the securities with borrowings from the Federal Home Loan Bank (FHLB). Deposits were flat during the period due to scheduled maturities of time deposits of various local school districts, which was replaced by growth in transaction accounts and retail time deposits.

Securities
----------
         The fair value of securities available for sale at June 30, 1999 was $74.6 million compared to $62.3 million at year-end. The Company utilized borrowings from the FHLB to fund the purchase of $15 million of securities, principally mortgage-backed issues. At current interest rate levels, the transaction is expected to generate $148,000 of net interest income for 1999.

         Interest rates increased during the second quarter of 1999 with the benchmark 30 year treasury bill yielding over 6.00% compared to 5.00% in the fourth quarter of 1998. This increase caused a slow down in the cash flow from the repayment of mortgage-backed securities and extended the average life. At June 30, 1999 the average life of the portfolio was 6.9 years compared to 4.2 years at year-end. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of related deferred tax effect. Generally, in a raising rate environment the fair value of the Company's portfolio decreases.

Loans
-----
         Total loans receivable, which includes automobile leases, were $195.3 million at June 30, 1999 compared to $186.9 million at December 31, 1998, an increase of $8.4 million or 4.5%. Commercial loans (including real estate) increased $4.5 million during the period which includes $1.8 million of short-term tax anticipation notes for local municipalities. The Company continued to experience pay-offs in its residential adjustable rate mortgage portfolio which was offset by fixed rate originations. Fixed rate mortgages totaled $13.9 million at June 30, 1999 compared to $9.2 million at year-end. With the increase in long-term interest rates which impacts residential mortgage rates, the Company could expect to see lower level of mortgage originations in the second half of 1999. There can be no assurances, however, as to the direction of market rates of interest.

         The Company has reduced the volume of automobile lease originations to monitor its experience in early terminations, amount of off-lease vehicles returned and the actual value of vehicles returned compared to residual values. Total leases declined $2.8 million from December 31, 1998 to $31.1 million at June 30, 1999. Residual losses totaled $123,000 for the six months. The Company maintains a reserve for residual losses which totaled $352,750 at June 30, 1999 with residual value of $22.6 million. The lease residual losses incurred were principally on short term, 24 month, leases. At June 30, the lease portfolio totaled $31.1 million, of which $29.0 million had an original term of 36 months or longer. Based on the mix of the portfolio, management believes the reserve is adequate as of June 30, 1999.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                            June 30, 1999    December 31, 1998
                                          -----------------  -----------------
                                             $         %          $       %
                                          -------   ------    --------  ------
Commercial, financial and agricultural   $ 31,578    16.1%    $ 25,539   13.6%
Real Estate-construction                    3,386     1.7        3,046    1.6
                  residential              51,257    26.2       52,038   27.8
                  commercial               29,052    14.8       30,555   16.3
Leases to individuals                      31,092    15.9       33,860   18.1
Installment loans to individuals           49,484    25.3       42,266   22.6
                                          -------   -----      -------  -----
         Total loans                      195,849   100.0%     187,304  100.0%
Less: Unearned income                         514                  385
         Allowance for loan losses          3,326                3,333
                                          -------              -------
Total loans, net                         $192,009             $183,586
                                          =======              =======

Allowance for Loan Losses and Non-performing Assets

         Following is a summary of changes in the allowance for loan losses for the periods indicated:


                                     At or for the Three      At or for the Six
(dollars in thousands)              Months Ended June 30   Months Ended June 30
                                    --------------------   --------------------
                                      1999        1998        1999        1998
                                      ----        ----        ----        ----
Balance at beginning of period     $ 3,342     $ 3,289     $ 3 333     $ 3,250
Provision for loans losses             100         180         230         360

Charge-offs                           (196)       (234)       (351)       (397)
Recoveries                              80          25         114          47
                                   -------     -------     -------     -------
Net charge-offs                       (116)       (209)       (237)       (350)
                                   -------     -------     -------     -------
Balance at end of period           $ 3,326     $ 3,260     $ 3,326     $ 3,260
                                   =======     =======     =======     =======

Allowance to total loans              1.70%       1.75%       1.70%       1.75%
Net charge-offs to average loans
  (annualized)                         .24%        .45%        .25%        .38%

            The allowance for loan losses totaled $3,326,000 at June 30, 1999 and represented 1.70% of total loans, $3,333,000 at year-end and $3,260,000 at June 30, 1998. The provision for loan losses for the six months was $230,000, compared to $360,000 for the six months of 1998. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. The Company also performs reviews of Year 2000 preparedness of its larger borrowers. See also "Year 2000". Management considers the allowance adequate at June 30, 1999 based on the loan mix and level of classifications.

                  At June 30, 1999, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $737,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral.

                  At June 30, 1999, non-performing loans totaled $460,000 which is .24% of total loans decreasing from $622,000, or .33% of total loans at December 31, 1998.

The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


                                                         June 30,  December 31,
                                                          1999        1998
                                                        ---------- -----------
(dollars in thousands)
Loans accounted for on a non-accrual
  Basis:
Commercial and all other                                   $109       $ 65
Real Estate                                                 323        503
Consumer                                                      7         20
                                                           ----       ----
         Total                                              439        588

Accruing Loans which are contractually past due 90 days
or more                                                      21         34
                                                           ----       ----
         Total non-performing loans                        $460       $622
Other real estate owned                                      99        204
                                                           ----       ----
         Total non-performing assets                       $559       $826
                                                           ====       ====
Allowance for loan losses as a percent
  of non-performing loans                                 723.0%     535.8%
Non-performing loans to total loans                          .24%       .33%
Non-performing assets to total assets                        .19%       .30%


Deposits and Other Borrowings
-----------------------------
           Total deposits at June 30, 1999 were $233.2 million compared to $233.8 million at December 31, 1998. The decrease was principally due to scheduled maturities of short-term time deposits of school districts and other local municipalities. These accounts decreased to $17.7 million from $27.5 million at year-end 1998.

           A new retail time deposit product with a 30 month term and penalty-free withdrawal anytime after 12 months generated $10.6 million with approximately $4 million of the funds from external sources. Transaction accounts increased $8.2 million principally due to seasonal fluctuations in certain large commercial accounts and increased retail accounts.

           Other borrowings totaled $22 million at June 30, 1999 increasing from $4 million at year-end. The increase consists of term borrowings from the FHLB as follows:

    Balance          Original Term            Rate        Maturity
    -------          -------------            ----        --------
  $2,000,000             2 year               6.04%         12/99
   2,000,000             1 year               5.01          11/99
   5,000,000  10 year/3 year call feature     5.07           4/02
   5,000,000             90 day               4.99           7/99
   5,000,000  10 year/2 year call feature     4.83           4/01
   3,000,000             60 day               5.21           8/99
  ----------                                  ----
 $22,000,000                                  5.10%
  ==========                                  ====


Stockholders' Equity and Capital Ratios
---------------------------------------
           Total stockholders' equity at June 30, 1999, was $26,617,000 compared to $27,728,000 at December 31, 1998. A comparison of the Company's capital ratios is as follows: The decrease in capital is due in part to stock repurchase program announced in April in which up to 3% of shares would be repurchased. As of June 30, 1999, the Company had acquired 20,699 shares at a cost of $463,000.

                                    June 30, 1999       December 31, 1998
                                    -------------       -----------------
Tier 1 Capital
    (To average assets)                  9.24%               9.09%
Tier 1 Capital
    (To risk-weighted assets)           12.23%              12.30%
Total Capital
    (To risk-weighted assets)           13.84%              14.00%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at June 30, 1999 and December 31, 1998.

Liquidity
---------
           Maintenance of liquidity is coordinated by ALCO. Liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loans and securities.

           At June 30, 1999, the Company had cash and cash equivalents of $9.7 million in the form of cash, due from banks and interest bearing deposits with other institutions. In addition, the Company had total securities available for sale of $74.6 million which could be used for liquidity needs. This totals $84.3 million and represents 28.5% of total assets, increasing from 26.8% at year-end. The Company also monitors other liquidity measures all of which were within Company policy guidelines at June 30, 1999.

The Company believes its liquidity position is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The borrowing capacity from FHLB was in excess of $46.7 million as of March 31, 1991. At June 30, 1999 the Company had $22 million in borrowings from the FHLB.

Results of Operation

Comparison of Operating Results for Six Months Ended June 30, 1999 and
----------------------------------------------------------------------
June 30, 1998
-------------

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)


                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                   1999                           1998
                                                        ---------------------------     ---------------------------
                                                        Average             Average     Average             Average
                                                        Balance   Interest   Rate       Balance  Interest    Rate
                                                        -------   --------   ----       -------  --------    ----
                                                          (2)       (1)       (3)         (2)       (1)      (3)
Assets
Interest-earning assets:
   Federal funds sold...............................     $1,742       $37    4.25%        $312       $9     5.77%
   Interest bearing deposits with banks                     924        10    2.16        2,333       59     5.06
   Investment Securities............................      7,647       327    8.55        8,158      342     8.38
   Investment Securities available for sale:
     Taxable .......................................     64,061     1,938    6.05       51,553    1,593     6.18
     Tax-exempt ....................................      2,615        87    6.65        1,746       58     6.64
                                                        -------    ------               ------   ------
        Total Investment securities available for sale   66,676     2,025    6.07       53,299    1,651     6.20
     Loans receivable...............................    191,632     7,901    8.25      184,861    8,032     8.69
                                                        -------    ------              -------    -----
        Total interest earning assets...............    268,621    10,300    7.67      248,963   10,093     8.11
Non-interest earning assets:
   Cash and due from banks..........................      6,981                          6,138
   Allowance for loan losses........................     (3,344)                        (3,258)
   Other assets.....................................     12,746                         11,785
                                                         ------                         ------
   Total non-interest earning assets................     16,383                         14,665
                                                         ------                        -------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits.................    $55,709       663    2.38%     $51,062      641     2.51
   Savings deposits.................................     42,084       455    2.16       42,593      532     2.50
   Time deposits....................................    107,394     2,776    5.17      105,345    2,828     5.37
                                                        -------    ------             --------   ------
      Total interest bearing deposits...............    205,187     3,894    3.80      199,000    4,001     4.02
Short-term borrowings...............................      7,485       162    4.33        7,234      165     4.56
Other borrowings ...................................     10,204       250    4.90        2,000       60     6.00
                                                         ------    ------              -------   ------
   Total interest bearing liabilities...............    222,876     4,306    3.86      208,234    4,226     4.06
Non-interest bearing liabilities:
   Demand deposits..................................     26,431                         24,835
   Other liabilities................................      7,808                          5,193
                                                          -----                          -----
      Total non-interest bearing liabilities........     34,239                         30,028
                                                         ------                         ------
   Stockholders' equity.............................     27,889                         25,366
                                                         ------                        -------
Total Liabilities and Stockholders' Equity..........   $285,004                       $263,628
                                                        =======                        =======

Net interest income (tax equivalent basis)..........                5,994    3.80%                5,867     4.05%
                                                                            =====                           ====
Tax-equivalent basis adjustment.....................                 (155)                         (141)
                                                                   ------                        -----
Net interest income.................................               $5,839                        $5,726
                                                                   ======                        ======
Net interest margin (tax equivalent basis)..........                         4.46%                          4.71%
                                                                             ====                           ====

-------------------------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances.
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                  Increase/Decrease
                                             ------------------------------
                                             Six months ended June 30, 1999
                                                      Compared to
                                             Six months ended June 30, 1998
                                             ------------------------------
                                                     Variance due to
                                             ------------------------------
                                               Volume      Rate        Net
                                             ---------  ---------  --------
                                                  (dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold                         $    35    $    (7)   $    28
  Interest bearing deposits with banks           (25)       (24)       (49)
  Securities                                     (32)        17        (15)
  Securities available for sale:
    Taxable                                      441        996)       345
    Tax-exempt                                    29          0         29
                                             -------    -------    -------
      Total securities available for sale        469        (95)       374
  Loans receivable                               631       (762)       131
Total interest earning assets                  1,078       (871)       207

Interest bearing liabilities:
  Interest bearing demand deposits                99        (77)        22
  Savings deposits                                (6)       (46)       (69)
  Time deposits                                  126       (178)       (52)
                                             -------    -------    -------
      Total interest bearing deposits            219       (326)      (107)
Other borrowed funds                              12        (15)        (3)
Other borrowings                                 224        (34)       190
                                             -------    -------    -------
Total interest bearing liabilities               455       (375)        80
Net interest income (tax-equivalent basis)   $   623    $  (496)   $   127
                                             =======    =======    =======
----------------------
(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

General
-------
                  For the six months ended June 30, 1998, net income totaled $1,662,000 or $.98 per share (basic and diluted) compared to $1,511,000 or $.90 earnings per share (basic and diluted)earned in 1998. The resulting return on average assets and return on average equity were 1.17% and 11.92% respectively compared to 1.15% and 11.92% respectively for the corresponding period in 1998. The Company paid dividends of $.28 per share in 1999 compared to $.24 per share in 1998.

Net Interest Income
-------------------
                  Net interest income, on a fully taxable equivalent basis (fte) for the six months of 1999 was $5,994,000, compared to $5,867,000 for the similar period in 1998. The resultant fte net interest spread and net interest margin for 1999 was 3.80% and 4.46%, respectively compared to 4.05% and 4.71% respectively in 1998.
                  The decrease in net interest spread was principally the result of lower yields on earning assets, 7.67%, declining 44 basis points from 8.10% in 1998. This was partially offset by a decrease of 20 basis points in the cost of interest-bearing liabilities, at 3.86% in the current period compared to 4.06% in 1998.
                  Interest income on an fte basis totaled $10,300,000 for the six months of 1999 compared to $10,093,000 in 1998. A $19.7 million increase in average earning assets was partially offset by decline in asset yields.
                  Total loans averaged $191.6 million for the six months of 1999 with interest income of $7,901,000 and a yield of 8.25% compared to $184.9 million, $8,032,000 and 8.69% in 1998. The decrease in yield was partially due to a lower prime rate of 7.75% decreasing from 8.50% in 1998. The prime rate change immediately impacts $31.5 million of floating rate loans. Also, during the lower interest rate environment of third and fourth quarter of 1998, higher yielding adjustable rate residential mortgages experienced significant pre-payments and were replaced by lower yielding fixed rate mortgages. At June 30, 1999, adjustable rate mortgages were $24.6 million and fixed rate were $13.9 million compared to $32.3 million adjustable and $5.6 million fixed at June 30, 1998.
                  Securities available for sale averaged $66.7 million with interest income of $2,025,000 and yield of 6.07% for 1999 compared to $53.3 million, $1,651,000 and 6.20% for six months 1999.
                  Total interest expense was $4,306,000 compared to $4,226,000 in 1998. The Company has taken steps to reduce its interest expense by decreasing rates paid on interest bearing checking, money market accounts and savings. As a result, the cost of interest-bearing deposits decreased to 3.80% in 1999, from 4.06% in 1998. The Company funded earning asset growth with other borrowings which averaged $10.2 million at 4.90% compared to $2 million in 1998.

Other Income
------------
                  Other income, excluding net realized gains on sales of securities of $58,000, totaled $831,000 for 1999, an increase of $80,000 or 10.4% over $751,000 in 1998. Income from fiduciary activities was $138,000 for the period compared to $68,000 in 1998, with the increase principally due to estate and trust termination fees. The Company, through its subsidiary Norwood Investment Corp. generated revenues of $48,000 on the commissions from sales of annuities, mutual funds and discount brokerage decreasing from $67,000 in 1998 on lower volume. Service charges and fees increased to $563,000 from $492,000, an increase of 14% principally due to a higher level of retail checking accounts and loan related fees.

                  Net realized gains on sales of securities transactions were $58,000 for the period compared to $15,000 in 1998.

Other Expenses
--------------
                  Other expenses totaled $4,115,000 for the six months ended June 30, 1999 an increase of $147,000 or 3.7% over $3,968,000 in 1998. Staffing costs were $1,992,000, increasing 3.4% over prior year with total full-time equivalents of 120 at June 30, 1999 compared to 111 at June 30, 1998. This includes 5 additions for a new branch opened in June of 1998. Data processing costs totaled $201,000 compared to $115,000 in 1998 principally due to recurring costs associated with new application systems installed in the fourth quarter of 1998 and one-time costs related to ATM and leasing conversions. For the period, provision for lease residual losses and actual losses incurred totaled $168,000 increasing from $60,000 in 1998. With improvement in loan quality, legal and other costs related to non-performing assets were $12,000, declining from $132,000 in 1998.

Income Tax Expense
------------------
                  Income tax expense totaled $721,000 for an effective tax rate of 30.2% compared to $653,000 and 30.2% in 1998. The increase in income tax expense was due to higher pre-tax income.

Comparison of Operating Results for the Three Months ended June 30, 1999 and
----------------------------------------------------------------------------
June 30, 1998
-------------

General
-------
                  For the three months ended June 30, 1999, net income was $848,000 or $.50 per share (basic and diluted) compared to $791,000, or $.47 per share (basic and diluted) earned in the first quarter of 1998. The resulting return on average assets and return on average equity for the quarter were 1.16% and 12.20% respectively compared to 1.19% and 12.29% respectively for the corresponding period in 1998. The Company paid dividends of $.14 per share in 1999 compared to $.12 per share in 1998.

Net Interest Income
-------------------
                  Net interest income, on a fully taxable equivalent basis (fte) for the second quarter of 1999 was $3,094,000 compared to $2,986,000 for the similar period in 1998. The resultant fte net interest spread and net interest margin for the three months of 1999 was 3.72% and 4.35%, respectively compared to 4.08% and 4.76% respectively in 1998.

                  The decrease in net interest spread was principally the result of lower yields on earning assets, 7.45%, declining 61 basis points from 8.06% in 1998. This was partially offset by a decrease of 25 basis points in the cost of interest-bearing liabilities, at 3.73% in the current period compared to 3.98% in 1998.
                  Interest income on an fte basis totaled $5,302,000 for the three months of 1999 compared to $5,087,000 in 1998. A $32 million increase in average earning assets was partially offset by decline in asset yields.
                  Earning asset yields for loans and securities were lower for the second quarter of 1999 compared to 1998. However, interest rates did increase during the quarter, with prime rate increasing 25 basis points from 7.75% to 8.00% effective July 1, 1999. In addition, residential mortgage rates also increased during the quarter as well as yields on securities purchased. With these increases in rates, the Company could expect the earning asset yield to show an increasing trend during the third quarter.

                  Total interest expense for the quarter was $2,208,000 compared to $2,101,000 in 1998. The Company during the first quarter reduced its interest expense by decreasing rates paid on interest bearing checking money market accounts and savings. As a result, the cost of interest-bearing deposits decreased to 3.74% in the second quarter of 1999, from 3.96% in 1998. Increasing interest rates could effect the cost of short-term borrowings in the third quarter.

Other Income
------------
                  Other income, excluding net realized gains on sales of securities of $34,000, totaled $398,000 for the second quarter of 1999, compared to $408,000 in 1998. Income from fiduciary activities was $59,000 for the period compared to $27,000 in the 1998 quarter. The Company, through its subsidiary Norwood Investment Corp generated revenues of $18,000 on the commission from sales of annuities, mutual funds and discount brokerage, compared to $54,000 in 1998. The second quarter of 1998 had significant volume which was not attained in 1999. This subsidiary has introduced new products for the third quarter including life insurance and long-term care which could have a positive effect on revenue. Success of these new products however is subject to various factors including competition, economic conditions and overall marketing efforts.

                  Net realized gains on sales of securities transactions were $34,000 for the quarter compared to no transactions in 1998.

Other Expenses
--------------
                  Other expenses totaled $2,131,000 for the second quarter of 1999 compared to $2,011,000 in 1998, an increase of $120,000 or 6%. The quarter had $38,000 of costs, including certain one-time costs, related to opening a new branch office in Stroudsburg, Monroe County. During the quarter the Company completed its conversion of ATM and automobile leasing processing and incurred $18,000 of one-time costs. Expenses going forward are expected to decrease for ATM and leasing processing due to new processing companies. The Company had training costs of $28,000 related principally to new application systems. Provision for lease residual losses totaled $90,000 compared to $30,000 in 1998. Legal and other costs related to non-performing assets were $15,000 declining from $76,000 in 1998.

Income Tax
----------
                  Income tax expense totaled $369,000 for an effective tax rate of 30.3% compared to $343,000 and 30.2% in 1998. The increase in income tax expense was due to higher pre-tax income.

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

                  The Company has implemented a Year 2000 project plan which is administered by a Senior Executive and is overseen by the Board of Directors. As a major component of its Year 2000 preparedness, during 1998, The Company entered into a seven year, $2.2 million agreement with a data servicing provider, FiServ, for its core application systems. The conversion occurred on October 31, 1998. FiServ has represented that the software being utilized for the Company's operations is Year 2000 compliant. Furthermore, software provided by FiServ is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. The Company has also participated in testing with FiServ in conjunction with its other bank clients. The Company has also tested its IBM operating system, item processing software and the Federal Reserve for wire transfer. Testing has been performed on the Sungard System which processes the Company's trust accounts. The results of the testing indicate the ability of systems to process after the century date change.

                  Since the beginning of 1998, the Company also purchased $400,000 of personal computers and communications and network monitoring equipment to replace existing networks which may not have effectively handled the Year 2000. The Company has also recently converted its ATM processing to the Mellon Network Services and its auto leasing operations to a new processor.

                  Major commercial loans customers (loan balances in excess of $500,000) have been contacted in writing and interviewed to determine any potential exposure that might be present due to the customer's failure to prepare adequately for the Year 2000. Any potential risk exposure will be identified and adequate consideration given to adjusting the loan loss provision. As of June 30, 1999, the Company has not allocated any Allowance for Loan Losses specifically for Year 2000. The Company's allowance for loan losses is considered adequate as of June 30, 1999. As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Year 2000 readiness. Further, most of these are individuals with adequate collateral for their loans.

                  Customer awareness is also a component of the Year 2000 plan, and the Company has distributed brochures in the third quarter of 1998 and a second mailing of new material occurred in the first quarter of 1999. The Company in a joint effort with other local banks, is planning additional education efforts throughout the remainder of 1999. The Company has video on Y2K issues available for viewing at certain locations. All employees are trained and informed on the Bank's progress.

                  The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. These third parties have given assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has also contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.), regarding their year 2000 state of readiness. The Company is unable to test the Year 2000 readiness of its significant suppliers of utilities and is relying on utility companies' internal testing and representations to provide the required services that drive the Company's data systems and physical plant. No contracts, written assurances, or oral assurances with the Company's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not year 2000 compliant.

                  Contingency and business resumption plans have been developed and will be tested during 1999. The contingency plans address actions the Company may take as a result of failure in various systems. The Company's plans include an evaluation of key services, prioritization of critical functions, re-deployment and additions to staff, offsite plans and alternative procedures for processing critical functions. The Company has also established liquidity contingency plans. The Company is evaluating cash levels and analyzing expected demand for cash.

                  The Federal Financial Institutions Examination Council (FFIEC) had a target date of June 30, 1999 in which financial institutions testing of mission-critical systems should be completed and implementation of mission-critical systems should be substantially complete. Also, financial institutions should also have substantially completed the development of these business resumption contingency plans and designed a method of validation. The Company has met the June 30, 1999 requirements of the FFIEC. The Company, through its subsidiary Wayne Bank has received extensive examinations, information and guidance from various banking regulatory agencies.

                  The following, among other things, could negatively affect the
Bank:

                    (a) utility service companies may be unable to provide the necessary service to drive our data systems or provide sufficient sanitary conditions for our offices;

                    (b) our primary software provider could have a major malfunction in its system or their service could be utility providers, or somecombination of the two; or

                    (c)  the Bank may have to transact its business manually.


                  The Bank will attempt to monitor these uncertainties by continuing to request an update on all critical and important vendors throughout the remainder of 1999. If the Bank identifies any concern related to any critical or important vendor, the contingency plans will be implemented immediately to assure continued service to the Bank's customers.
                  Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as utilities, customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have material adverse impact on the operations of the Bank.

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

                  Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. At June 30, 1999, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.

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

                  At June 30, 1999, the Bank had a negative 30 day gap position of $7.1 million, or 2.4% of total assets. A negative gap means that interest-sensitive liabilities are greater than interest-sensitive assets at the time interval. This would generally indicate that in an increasing rate environment the cost of interest-bearing liabilities would increase faster than the yield on earning assets. This risk is managed by ALCO strategies, including investment portfolio structure, lagging the pricing changes of deposit liabilities, loan pricing and structure of fixed and variable rate products.

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

                                  NORWOOD FINANCIAL CORP.

Date:     8/3/99                  By:/s/ William W. Davis, Jr.
       ------------------------      -------------------------------------------
                                  William W. Davis, Jr.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

Date:     8/3/99                 By: /s/ Lewis J. Critelli
       ------------------------      -------------------------------------------
                                  Lewis J. Critelli
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)