Form 10-Q
period 1999-09-30
NORWOOD FINANCIAL CORP
filed 1999-11-02
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended September 30, 1999
                                  ----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   -----------------------

Commission file number   0-28366
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

717 Main Street,  Honesdale,  Pennsylvania                          18431
--------------------------------------------------------------------------------
(Address of principal executiveoffices)                          (Zip Code)

Registrant's telephone number, including area code            (570)253-1455
                                                             ---------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding as of October 30, 1999
---------------------------------------                1,749,878
common stock, par value $0.10 per share       ----------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

                                                                          Page
                                                                          Number

Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.  Financial Statements                                                3
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         21

Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23
Item 2.  Changes in Securities                                              23
Item 3.  Defaults upon Senior Securities                                    23
Item 4.  Submission of Matters to a Vote of Security Holders                23
Item 5.  Other Materially Important Events                                  23
Item 6.  Exhibits and Reports on Form 8-K                                   23

Signatures                                                                  24

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                         September 30,  December 31,
                                                               1999        1998
                                                         -------------  ------------
ASSETS
  Cash and due from banks                                  $  11,546    $   7,954
  Interest bearing deposits with banks                           349        1,284
  Federal funds sold                                           1,230        3,360
  Securities available for sale                               77,602       62,270
  Securities held-to-maturity (fair value of $7,792 and        7,650        7,645
    $8,528)
  Loans receivable (net of unearned income)                  200,052      186,919
  Less: Allowance for loan losses                              3,343        3,333
                                                           ---------    ---------
    Net loans receivable                                     196,709      183,586
 Bank premises and equipment, net                              6,850        7,076
 Other real estate                                                99          204
 Accrued interest receivable                                   1,602        1,441
 Other assets                                                  2,845        4,197
                                                           ---------    ---------
TOTAL ASSETS                                               $ 306,482    $ 279,017
                                                           =========    =========

LIABILITIES
  Deposits:
    Noninterest-bearing demand                             $  31,745    $  27,264
    Interest-bearing deposits                                208,268      206,503
                                                           ---------    ---------
Total deposits                                               240,013      233,767
    Short-term borrowings                                      7,696        5,776
    Other borrowings                                          27,000        4,000
    Accrued interest payable                                   1,895        2,283
    Other liabilities                                          3,120        5,463
                                                           ---------    ---------
TOTAL LIABILITIES                                            279,724      251,289

STOCKHOLDERS' EQUITY
  Common Stock, $.10 par value, authorized
    10,000,000 shares issued 1,803,824 shares                    180          180
 Surplus                                                       4,594        4,542
 Retained earnings                                            25,120       23,240
 Treasury stock, at cost 1999 51,146 shares,                  (1,012)        (343)
    1998 22,347 shares
  Unearned ESOP shares                                        (1,424)      (1,546)
  Accumulated other comprehensive income                        (700)       1,655
                                                           ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                    26,758       27,728
                                                           ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                       $ 306,482    $ 279,017
                                                           =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                                Three Months Ended    Nine Months Ended
                                                  September 30           September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
INTEREST INCOME
  Loans receivable including fees              $  4,143   $  4,131   $ 12,029   $ 12,157
  Securities                                      1,309        939      3,521      2,797
  Federal funds sold and deposits with banks         15          8         62         76
                                               --------   --------   --------   --------
Total interest income                             5,467      5,078     15,612     15,030
INTEREST EXPENSE
  Deposits                                        1,877      1,960      5,772      5,961
  Short-term borrowings                              82        115        221        280
  Other borrowed funds                              322         30        594         90
                                               --------   --------   --------   --------
Total interest expense                            2,281      2,105      6,587      6,331
                                               --------   --------   --------   --------
NET INTEREST INCOME                               3,186      2,973      9,025      8,699
PROVISION FOR LOAN LOSSES                           110        180        340        540
                                               --------   --------   --------   --------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       3,076      2,793      8,685      8,159

OTHER INCOME
  Service charges and fees                          336        296        899        788
  Income from fiduciary activities                   72         59        210        127
  Net realized gain on sales of securities            1         12         59         27
  Other                                             116         91        246        282
                                               --------   --------   --------   --------
Total other income                                  525        458      1,414      1,224

OTHER EXPENSES
  Salaries and employee benefits                  1,041        961      3,033      2,887
  Occupancy, furniture & equipment, net             325        314        887        943
  Taxes, other than income                           63         62        189        187
  Other real estate owned operations                  5         (9)         5         67
  Other                                             821        649      2,256      1,861
                                               --------   --------   --------   --------
Total other expenses                              2,255      1,977      6,370      5,945

INCOME BEFORE INCOME TAXES                        1,346      1,274      3,729      3,438
INCOME TAX EXPENSE                                  426        384      1,147      1,037
                                               --------   --------   --------   --------
NET INCOME                                     $    920   $    890   $  2,582   $  2,401
                                               ========   ========   ========   ========

BASIC AND DILUTED EARNINGS PER                 $   0.55   $   0.53   $   1.53   $   1.43
                                               ========   ========   ========   ========
  SHARE

Dividends per share                            $   0.14   $   0.12   $   0.42   $   0.36
                                               ========   ========   ========   ========

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Stockholders' Equity (Unaudited)
(dollars in thousands)

                                                                                                         Accumulated
                                                                                          Unearned          Other
                                        Common                 Retained      Treasury       ESOP        Comprehensive
                                         Stock    Surplus      Earnings        Stock       Shares           Income       Total
                                         -----    -------      --------        -----       ------           ------       -----

Balance, December 31, 1998                $180     $4,542       $23,240        ($343)     ($1,546)           $1,655     $27,728
                                                                                                                         ------

Net Income                                                        2,582                                                   2,582
Cash dividend declared
Change in unrealized gains (losses)
  on securities available for sale,
  net of reclassification adjustment
  and tax effects                                                                                            (2,355)     (2,355)
                                                                                                                         ------

Total comprehensive income                                                                                                  227

Cash dividends declared $.42 per share                             (702)                                                   (702)
Stock options exercised                                (6)                        49                                         43
Purchase of treasury stock                                                      (718)                                      (718)
Release of earned ESOP shares                          58                                     122                           180
                                          ----     ------       -------      -------      -------             -----     -------

Balance, September 30, 1999               $180     $4,594       $25,120      $(1,012)     $(1,424)            $(700)    $26,758
                                           ===      =====        ======       ======       ======              ====      ======


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                               Nine Months Ended September 30
                                                                               ------------------------------
                                                                                       1999         1998
                                                                               --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                         $  2,582    $  2,401
Adjustments to reconcile net income to net cash provided by operating  activities:
  Provision for loan losses                                                               340         540
  Depreciation                                                                            501         795
  Amortization of intangible assets                                                       141         175
  Deferred income taxes                                                                (1,367)      1,816
  Net realized gain on sales of securities                                                (59)        (26)
  Gain (loss) on sale of other real estate, net                                            (9)        (20)
  Net gain on sale of mortgage loans                                                       (6)        (89)
  Mortgage loans originated for sale                                                     (690)     (5,808)
  Proceeds from sale of mortgage loans                                                    695       5,897
  Decrease (increase) in accrued interest receivable                                     (161)        (56)
  Increase (decrease) in accrued interest payable                                        (543)       (471)
  Other, net                                                                            2,541         249
                                                                                     --------    --------
Net cash provided by operating activities                                               3,966       5,103
                                                                                     --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales                                                                     7,207       4,990
Proceeds from maturities and principal reductions on mortgage-
  backed securities                                                                    11,925       8,533
Purchases                                                                             (38,031)    (17,602)
Securities held to maturity:
Proceeds from maturities                                                                 --           500
Purchases                                                                                --          --
  Net decrease (increase) in loans                                                    (14,387)     (3,339)
  Purchase of bank premises and equipment, net                                           (262)       (325)
  Proceeds from sales of other real estate                                                197         758
                                                                                     --------    --------
Net cash used in investing activities                                                 (33,351)     (6,485)
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                   6,246      (9,584)
  Net increase (decrease) in short term borrowings                                     14,921         (94)
  Repayments of other borrowings                                                         --          --
  Proceeds from other borrowings                                                       10,000        --
  Stock options exercised                                                                  43          37
  Acquisition of treasury stock                                                          (717)       --
  Release of ESOP shares                                                                  122         148
  Net cash dividends paid                                                                (702)       (603)
                                                                                     --------    --------
Net cash used in financing activities                                                  29,912       9,072
                                                                                     --------    --------
Increase (decrease) in cash and cash equivalents                                          527       7,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         12,598      10,924
                                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 13,125    $ 18,614
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

2.       Estimates:
         ----------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or any other period.

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

         Cash payments for interest for the nine month periods ended September 30, 1999 and 1998 were $6,330,000 and $6,432,000 respectively. Cash payments for income taxes in 1999 were $710,000 compared to $15,000 in 1998. Non-cash investing activity for 1999 and 1998 included foreclosed mortgage loans transferred to real estate owned of $83,000 and $636,000 respectively.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes, "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, legislative and regulatory actions and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Financial Condition
-------------------

General
-------
         Total assets at September 30, 1999 were $306.5 million, compared to $279.0 million at year-end 1998. The Company funded a $13.1 million growth in loans and a $15.3 million increase in the securities with borrowings from the Federal Home Loan Bank (FHLB) and growth in core deposits.

Securities
----------
         The fair value of securities available for sale at September 30, 1999 was $77.6 million compared to $62.3 million at year-end. The Company utilized borrowings from the FHLB to fund the purchase of $15 million of securities, principally mortgage-backed issues. At current interest rate levels, the transaction is expected to generate $142,000 of net interest income for 1999. Any changes in interest rates could affect the yield and pre-payment rates on such investments.
         Interest rates increased during 1999 with the benchmark 30 year treasury bill yielding over 6.25% compared to 5.00% in the fourth quarter of 1998. This increase caused a slow down in the cash flow from the repayment of mortgage-backed securities and extended their average life. At September 30, 1999 the average life of the portfolio was 6.9 years compared to 4.2 years at year-end. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in the equity section of the balance sheet as other comprehensive income, net of related deferred tax effect. Generally, in a raising rate environment the fair value of the Company's portfolio decreases. See also, "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

Loans
-----
         Total loans receivable, which includes automobile leases, were $200.1 million at September 30, 1999 compared to $186.9 million at December 31, 1998, an increase of $15.3 million or 8.2%. Commercial loans (including real estate) increased $7.4 million during the period which includes $1.8 million of short-term tax anticipation notes for local municipalities. Fixed rate mortgages totaled $14.2 million at September 30, 1999 compared to $9.2 million at year-end. With the increase in long-term interest rates during 1999 which impacts residential mortgage rates, the Company could expect to see lower level of mortgage originations in the fourth quarter of 1999 when compared to the fourth quarter of 1998. There can be no assurances, however, as to the direction of interest rates.

         The Company has stopped automobile lease originations to monitor its experience in early terminations, amount of off-lease vehicles returned and the actual value of vehicles returned compared to residual values. Total leases declined $6.1 million from December 31, 1998 to $27.7 million at September 30, 1999. Residual losses totaled $220,000 for the nine months. The Company maintains a reserve for residual losses which totaled $382,750 at September 30, 1999 with residual value of $20.4 million. At September 30, 1999, the Company had an inventory of 33 cars to liquidate with a carrying value of $595,000.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)


                                                                         September 30, 1999        December 31, 1998
                                                                    ------------------------    ------------------------
                                                                         $              %            $              %
Commercial, financial and agricultural                               $ 32,025         16.0%      $ 25,539         13.6%
Real Estate-construction                                                3,551           1.8         3,046           1.6
           -residential                                                50,765          25.3        52,038          27.8
           -commercial                                                 31,386          15.7        30,555          16.3
Leases to individuals                                                  27,714          13.8        33,860          18.1
Installment loans to individuals                                       55,048         27.54        42,266          22.6
                                                                      -------        ------       -------        ------
Total loans                                                           200,489        100.0%       187,304        100.0%
Less: Unearned income                                                     437                         385
Allowance for loan losses                                               3,343                       3,333
                                                                      -------                     -------
Total loans, net                                                     $196,709                    $183,586
                                                                      =======                     =======

Allowance for Loan Losses and Non-performing Assets

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

(dollars in thousands)         At or for the three Months   At or for the Nine
                                   Ended September 30       Months Ended September 30
                               --------------------------   -------------------------

                                     1999        1998        1999        1998
                                   -------     -------     -------     -------
Balance at beginning of period     $ 3,326     $ 3,260     $ 3 333     $ 3,250
Provision for loans losses             110         180         340         540

Charge-offs                           (115)       (280)       (466)       (677)
Recoveries                              22          67         136         114
                                   -------     -------     -------     -------
Net charge-offs                        (93)       (213)       (330)       (563)
                                   -------     -------     -------     -------
Balance at end of period           $ 3,343     $ 3,227     $ 3,343     $ 3,227
                                   =======     =======     =======     =======

Allowance to total loans              1.67%       1.72%       1.67%       1.72%
Net charge-offs to average loans
  (annualized)                         .19%        .45%        .23%        .40%

            The allowance for loan losses totaled $3,343,000 at September 30, 1999 and represented 1.67% of total loans, $3,333,000 at year-end and $3,227,000 at September 30, 1998. The provision for loan losses for the nine months was $340,000, compared to $540,000 for the nine months of 1998. The Bank's loan review function assess the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. The Company also performs reviews of Year 2000 preparedness of its larger borrowers. See also "Year 2000". Management considers the allowance adequate at September 30, 1999 based on the loan mix and level of classifications.

         At September 30, 1999, the recorded investment in loans which are considered to be impaired in accordance with Statement of Financial Accounting Standards Nos. 114 and 118 was $728,000 with no related allowance for loan losses. Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company estimates credit losses on impaired loans based on present value of expected cash flows or the fair value of the underlying collateral if loan repayment is expected to come from the sale of such collateral.

                  At September 30, 1999, non-performing loans totaled $459,000 which is .23% of total loans decreasing from $622,000, or .33% of total loans at December 31, 1998. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


                                                            September 30, 1999    December 31, 1998
                                                            ------------------    -----------------
(dollars in thousands)
Loans accounted for on a non-accrual
  Basis:
Commercial and all other                                          $107                    $ 65
Real Estate                                                        235                     503
Consumer                                                           --                       20
                                                                  ----                    ----
Total                                                              342                     588

Accruing Loans which are contractually past due 90 days
or more
                                                                   117                      34
                                                                  ----                    ----
Total non-performing loans                                        $459                    $622
Other real estate owned                                             99                     204
                                                                  ----                    ----
Total non-performing assets                                       $558                    $826
                                                                  ====                    ====
Allowance for loan losses as a percent
  of non-performing loans                                        728.3%                  535.8%
Non-performing loans to total loans                                .23%                    .33%
Non-performing assets to total assets                              .18%                    .30%



Deposits and Other Borrowings
-----------------------------
           Total deposits at September 30, 1999 were $240.0 million compared to $233.8 million at December 31, 1998. This represents an increase of $6.2 million or 2.7%.

           A new retail time deposit product with a 30 month term and penalty-free withdrawal anytime after 12 months generated $10.6 million with approximately $4 million of the funds from new retail accounts. Transaction accounts which include interest-bearing checking and money market accounts increased $14.1 million principally due to seasonal fluctuations in certain large commercial balances, municipal tax accounts and increased retail accounts. These increases were partially offset by scheduled maturities of short-term deposits of local school districts. These accounts decreased to $12.5 million from $27.5 million at year-end.

           Other borrowings totaled $27 million at September 30, 1999 increasing from $4 million at year-end. The increase consists of term borrowings from the FHLB as follows:

  Balance              Original Term             Rate          Maturity
  -------              -------------             ----          --------
 $2,000,000                2 year                6.04%           12/99
  2,000,000                1 year                5.01            11/99
  5,000,000     10 year/3 year call feature      5.07             4/02
  3,000,000                90 day                5.35            11/99
  5,000,000     10 year/2 year call feature      4.83             4/01
  3,000,000               6 month                5.72             2/00
  3,000,000               6 month                5.78             3/00
  4,000,000               4 month                5.78             1/00
  ---------                                      ----
 27,000,000                                      5.38%
 ==========


Stockholders' Equity and Capital Ratios
---------------------------------------
           Total stockholders' equity at September 30, 1999, was $26,758,000 compared to $27,728,000 at December 31, 1998. A comparison of the Company's capital ratios is as follows: The decrease in capital is due in part to stock repurchase program announced in April to repurchase up to 3% of shares. As of September 30, 1999, the Company had acquired 31,419 of its shares at a cost of $718,000.
                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------
Tier 1 Capital
    (To average assets)                        9.13%                 9.09%
Tier 1 Capital
    (To risk-weighted assets)                 12.09%                12.30%
Total Capital
    (To risk-weighted assets)                 13.65%                14.00%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal
Reserve System. The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in both FDIC and PDB capital requirements at September 30, 1999 and December 31, 1998.

Liquidity
---------
           Maintenance of liquidity is coordinated by ALCO. Liquidity can be viewed as the ability to fund customers borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loans and securities.
           At September 30, 1999, the Company had cash and cash equivalents of $13.1 million in the form of cash, due from banks, interest bearing deposits with other institutions and Federal Funds sold. In addition, the Company had total securities available for sale of $77.6 million which could be used for liquidity needs. This totals

$90.7 million and represents 29.6% of total assets, increasing from 26.8% at year-end. The Company also monitors other liquidity measures all of which were within Company policy guidelines at September 30, 1999. The Company believes its liquidity position is adequate. The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks which support liquidity needs. The borrowing capacity from FHLB was $61.5 million as of June 30, 1999. At September 30, 1999 the Company had $27 million in borrowings from the FHLB.

Results of Operation
--------------------
Comparison of Operating Results for Nine Months Ended September 30, 1999
------------------------------------------------------------------------
and September 30, 1998
----------------------
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                            Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------------
                                                                        1999                                1998
                                                      -------------------------------------    -------------------------------------
                                                         Average                    Average     Average                   Average
                                                         Balance      Interest       Rate       Balance    Interest        Rate
                                                         -------      --------       ----       -------    --------        ----
                                                           (1)           (2)          (3)         (1)         (2)           (3)
Assets
Interest-earning assets:
   Federal funds sold ............................        $1,506           47         4.16%       $320          $12          5.00%
   Interest bearing deposits with banks...........           911           15          2.20      1,868           64           4.57
   Investment securities..........................         7,647          491          8.56      8,135          512           8.39
   Investment securities available for sale:
     Taxable......................................        67,164        3,107          6.17     51,986        2,401           6.16
     Tax-exempt...................................         2,731          137          6.69      1,781           89           6.66
                                                           -----          ---                    -----           --
        Total Investment securities available for
          sale....................................        69,895        3,244          6.19     53,767        2,490           6.17

     Loans receivable.............................       193,868       12,062          8.30    186,224       12,165           8.71
                                                         -------       ------                  -------       ------
        Total interest earning assets.............       273,827       15,859          7.72    250,314       15,243           8.12
Non-interest earning assets:
   Cash and due from banks........................         7,056                                 6,233
   Allowance for loan losses......................        (3,353)                               (3,263)
   Other assets...................................        12,553                                12,206
                                                          ------                                ------
   Total non-interest earning assets..............        16,256                                15,176
                                                          ------                                ------
Total Assets......................................      $290,083                              $265,490
                                                         =======                               =======
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits...............       $57,509        1,037        2.40 %    $52,306          978           2.49
   Savings deposits...............................        42,680          697          2.18     43,231          799           2.46
   Time deposits..................................       104,680        4,038          5.14    103,395        4,184           5.40
                                                         -------        -----                  -------        -----
      Total interest bearing deposits.............       204,869        5,772          3.76    198,932        5,961           4.00
Short-term borrowings.............................         8,950          221          3.29      8,002          280           4.67
Other borrowings..................................        15,016          594          5.27      2,000           90           6.00
                                                         -------        -----                  -------        -----
   Total interest bearing liabilities.............       228,835        6,587          3.84    208,934        6,331           4.04
Non-interest bearing liabilities:
   Demand deposits................................        27,787                                25,469
   Other liabilities..............................         5,922                                 5,337
                                                         -------                               -------
      Total non-interest bearing liabilities......        33,709                                30,806
                                                         -------                               -------
   Stockholders' equity...........................        27,539                                25,750
                                                         -------                               -------
Total Liabilities and Stockholders' Equity........      $290,083                              $265,490
                                                         =======                               =======

Net interest income (tax equivalent basis)........                      9,272         3.88%                   8,912          4.08%
                                                                                      ====                                   ====
Tax-equivalent basis adjustment...................                       (247)                                 (213)
                                                                        -----                                 -----
Net interest income...............................                     $9,028                                $8,699
                                                                       ======                                ======
Net interest margin (tax equivalent basis)........                                    4.51%                                  4.75%
                                                                                      ====                                   ====

-------------
(1)  Average balances have been calculated based on daily balances.
(2) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                                                  Increase/Decrease)
                                            ------------------------------------
                                            Nine months ended September 30, 1999
                                                     Compared to
                                            Nine months ended Sepember 30, 1998
                                            ------------------------------------
                                                   Variance due to
                                            ------------------------------------
                                              Volume      Rate         Net
                                            ----------  ---------  -------------
                                               (dollars in thousands)
Assets
Interest earning assets:
  Federal funds sold                         $    39    $    (4)   $    35
  Interest bearing deposits with banks           (24)       (25)       (49)
  Securities                                     (36)        15        (21)
  Securities available for sale:
    Taxable                                      702          4        706
    Tax-exempt                                    48       --           48
                                             -------    -------    -------
      Total securities available for sale        750          4        374
  Loans receivable                               667       (770)      (103)
Total interest earning assets                  1,395       (779)       616

Interest bearing liabilities:
  Interest bearing demand deposits               112        (53)        59
  Savings deposits                               (10)       (92)      (102)
  Time deposits                                   79       (225)      (146)
                                             -------    -------    -------
      Total interest bearing deposits            181       (370)      (189)
Other borrowed funds                              46       (105)       (59)
Other borrowings                                 523        (19)       504
                                             -------    -------    -------
Total interest bearing liabilities               750       (494)       256
Net interest income (tax-equivalent basis)   $   645    $  (285)   $   360
                                             =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

General
-------
                  For the nine months ended September 30, 1999, net income totaled $2,582,000 or $1.53 per share (basic and diluted) compared to $2,401,000 or $1.43 earnings per share (basic and diluted)earned in 1998. The resulting return on average assets and return on average equity were 1.19% and 12.50% respectively compared to 1.21% and 12.43% respectively for the corresponding period in 1998. The Company declared cash dividends of $.42 per share in 1999 compared to $.36 per share in 1998.

Net Interest Income
-------------------
                  Net interest income on a fully taxable equivalent basis (fte) for the nine months of 1999 was $9,272,000 compared to $8,912,000 for the similar period in 1998, an increase of $360,000 or 4.0%. The resultant fte net interest spread and net interest margin for 1999 was 3.88% and 4.51%, respectively compared to 4.08% and 4.75%, respectively in 1998.

                  The decrease in net interest spread was principally the result of lower yields on earning assets, 7.72%, declining 40 basis points from 8.12% in 1998. This was partially offset by a 20 basis point decline in the cost of interest bearing liabilities at 3.84% in the current period compared to 4.04% in 1998.

                  Interest income on an fte basis totaled $15,859,000 for the nine months of 1999 increasing from $15,243,000 in the prior year. A growth in average earning assets of $23.5 million was partially offset by decline in asset yields.

                  Total loans averaged $193.9 million for nine months of 1999 with interest income of $12.1 million and yield of 8.30% compared to $186.2 million, $12.2 million and 8.71% in 1998. The decrease in yield was partially due to lower prime rate on average in 1999, 7.85% compared to 8.40% in 1998. However, the prime rate has increased from 7.75% at June 30, 1999 to 8.25% by September 30, 1999. This immediately impacts $33.1 million of floating rate loans.

                  Securities available for sale averaged $69.9 million in 1999 with interest income of $3.2 million and yield of 6.19% compared to $53.8 million, $2.5 million and 6.17%, respectively for nine months of 1998.

                  Total interest expense was $6,587,000 compared to $6,331,000 in 1998. The cost of interest bearing liabilities decreased to 3.84% from 4.04% principally due to lower deposit costs. The Company partially funded earning asset growth with other borrowings which averaged $15.1 million at a rate of 5.27% compared to $2 million in 1998.

Other Income
------------
                  Other income, excluding net realized gains on sales of securities of $59,000, totaled $1,355,000 for 1999, an increase of $158,000 or 13.2% over $1,197,000 earned in 1998. Income from fiduciary activities was $210,000 for the period compared to $127,000 in 1998, with the increase principally due to estate and trust termination fees. The Company, through its subsidiary Norwood Investment Corp. generated revenues of $114,000 on the commissions from sales of annuities, mutual funds and discount brokerage increasing from $96,000 in 1998 on an increase in annuity sales. Service charges and fees increased to $899,000 from $788,000, an increase of 14.1% principally due to a higher level of retail checking accounts, loan related fees and ATM fees.

                  Other income represented 13.1% of total revenues in 1999 increasing from 12% in 1998. Net realized gains on sales of securities transactions were $59,000 for the period compared to $27,000 in 1998.


Other Expenses
--------------
                  Other expenses totaled $6,370,000 for the nine months ended September 30, 1999 an increase of $425,000 or 7.2% over 1998. Staffing costs were $3,033,000, increasing 5.1% over prior year with full-time equivalent employees of 120 at September 30, 1999 compared to 112 at September 30, 1998. The increase was principally due to the opening of a new branch in Stroudsburg, Pennsylvania. Data processing costs totaled $313,000 compared to $193,000 in 1998 increasing principally due to recurring costs associated with the new application systems installed in the fourth quarter of 1998 and one-time costs related to ATM and leasing systems conversion. For the year, provision for lease residual losses and losses incurred totaled $295,000 compared to $101,000 in 1998. With the improvement in loan quality, legal expense and other real estate costs for 1999 were $42,000 decreasing from $146,000 in the prior year. The Company opened a new branch in June of 1999 with expenses incurred, excluding personnel related costs, through September 30, 1999 of $135,000.

Income Tax Expense
------------------
                  Income tax expense totaled $1,147,000 for an effective tax rate of 30.8% compared to $1,037,000 and 30.2% in 1998. The increase in income tax expense was due to higher pre-tax income.

Comparison of Operating  Results for the Three Months ended  September 30, 1999
-------------------------------------------------------------------------------
and September 30, 1998
----------------------

General
-------
                  For the three months ended September 30, 1999, net income was $920,000 or $.55 per share (basic and diluted) compared to $890,000, or $.47 per share (basic and diluted) earned in the third quarter of 1998. The resulting return on average assets and return on average equity for the quarter were 1.23% and 13.70% respectively compared to 1.32% and 13.43% respectively for the corresponding period in 1998. The Company declared cash dividends of $.14 per share in 1999 compared to $.12 per share in 1998.

Net Interest Income
-------------------
                  Net interest income (fte) for the third quarter of 1999 was $3,278,000 compared to $3,045,000 for the similar period of 1998, an increase of $233,000 or 7.7%. The resultant fte net interest spread and net interest margin for the quarter was 4.03% and 4.61% respectively compared to 4.14% and 4.81% respectively in 1998.

                  The decrease in net interest spread was principally the result of lower yields on earning assets, 7.92% to declining 22 basis points from 8.14% in 1998. This was partially offset by a decrease of 11 basis points in the cost of interest-bearing liabilities.

                  Interest income on an fte basis totaled $5,559,000 for the three months of 1999 compared to $5,150,000 in 1998. A $31.2 million increase in average earning assets was partially offset by decline in asset yields.

                  Total interest expense for the quarter was $2,281,000 compared to $2,105,000 in 1998. Average interest-bearing liabilities increased $30.4 million principally due to term borrowings from the Federal Home Loan Bank.

Other Income
------------
                  Other income, excluding net realized gains on sales of securities of $1,000, totaled $524,000 for the third quarter of 1999, compared to $446,000 in 1998. Income from fiduciary activities was $72,000 for the period compared to $59,000 in the 1998 quarter. The Company, through its subsidiary Norwood Investment Corp generated revenues of $65,000 on the commission from sales of annuities, mutual funds and discount brokerage, compared to $27,000 in 1998. The increase was due to higher level of annuity sales in 1999.

                  Net realized gains on sales of securities transactions were $1,000 for the quarter compared to $12,000 in 1998.

Other Expenses
--------------
                  Other expenses totaled $2,255,000 for the third quarter of 1999 compared to $1,977,000 in 1998, an increase of $278,000. The quarter had $104,000 of costs, including certain one-time costs, related to opening a new branch office. Provision for lease residual losses and losses incurred totaled $127,000 compared to $41,000 in 1998. These increases were partially offset by legal and other costs related to non-performing assets were $15,000 declining from $76,000 in 1998.

Income Tax
----------
                  Income tax expense totaled $426,000 for an effective tax rate of 31.6% compared to $384,000 and 30.1% in 1998. The increase in income tax expense was due to higher pre-tax income.

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

                  The Company has implemented a Year 2000 project plan which is administered by a Senior Executive and is overseen by the Board of Directors. As a major component of its Year 2000 preparedness, during 1998, The Company entered into a seven year, $2.2 million agreement with a data servicing provider, FiServ, for its core application systems. The conversion occurred on October 31, 1998. FiServ has represented that the software currently being utilized for the Company's operations is Year 2000 compliant. Furthermore, software provided by FiServ is supported by a contractual agreement that states the software will be Year 2000 compliant prior to January 1, 2000. The Company has also participated in testing with FiServ in conjunction with its other bank clients. The Company has also tested its IBM operating system, item processing software and the Federal Reserve for wire transfer. Testing has been performed on the Sungard System which processes the Company's trust accounts. The results of the testing indicate the ability of systems to process after the century date change.

                  Since the beginning of 1998, the Company also purchased $400,000 of personal computers and communications and network monitoring equipment to replace existing networks which may not have effectively handled the Year 2000. The Company has also recently converted its ATM processing and its auto leasing operations to a new processor that has indicated to the Company that it is Year 2000 compliant.

                  Major commercial loans customers (loan balances in excess of $500,000) have been contacted in writing and interviewed to determine any potential exposure that might be present due to the customer's failure to prepare adequately for the Year 2000. Any potential risk exposure will be identified and adequate consideration given to adjusting the loan loss provision. As of September 30, 1999, the Company has not allocated any allowance for loan losses specifically for Year 2000. As a practical matter, individual mortgage loan, consumer loan and smaller commercial loan customers were not contacted regarding their Year 2000 readiness. Further, most of these are individuals with adequate collateral for their loans.

                  Customer awareness is also a component of the Year 2000 plan, and the Company has distributed brochures in the third quarter of 1998 and a second mailing of new material occurred in the first quarter of 1999. An additional letter was mailed to deposit customers in the third quarter of 1999 which indicated the current status of the Company's Y2K preparation. The Company has also sent correspondence to its Trust Department clients. The Company in a joint effort with other local banks, is advertising in various local media regarding Y2K preparation. The Company has video on Y2K issues available for viewing at certain locations. All employees are trained and informed on the Bank's progress.

                  The Company has contacted all other material vendors and suppliers regarding their Year 2000 readiness. These third parties have given assurance to the Company that they expect to be Year 2000 compliant prior to the Year 2000. The Company has also contacted all significant customers and non-information technology suppliers (i.e. utility systems, telephone systems, etc.), regarding their year 2000 state of readiness. The Company is unable to test the Year 2000 readiness of its significant suppliers of utilities and is relying on utility companies' internal testing and representations to provide the required services that drive the Company's data systems and physical plant. Any prolonged disruption in utility service could disrupt the ability of the Company to service its customers on a timely basis. No contracts, written assurances, or oral assurances with the Company's material vendors, systems providers, and suppliers include any type of remedy or penalty for breach of contract in the event that any of these parties are not year 2000 compliant.

                  Contingency and business resumption plans have been developed and tested. The contingency plans address actions the Company may take as a result of failure in various systems. The Company's plans include an evaluation of key services, prioritization of critical functions, re-deployment and additions to staff, offsite plans and alternative procedures for processing critical functions. The Company has also established liquidity contingency plans. The Company has evaluated cash levels, analyzed expected demand for cash, and has taken measures deemed appropriate.

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

                           (b) our primary software provider could have a major malfunction in its system or their service could be utility providers, or some combination of the two; or

                           (c) the Bank may have to transact its business manually.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------

                  Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee (ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.
                  Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and relationship of different interest rates. To manage the impact of the rate changes the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. ALCO monitors these repricing characteristics and identifies strategies; including management of liability costs and maturities, structure of the investment portfolio, and various lending activities to insulate net interest income from the effects of changes in interest rates. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income and market value of portfolio equity. At September 30, 1999, the level of net interest income at risk in a 200 basis points increase or decrease was within the Company's policy limits.
                  Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between interest-sensitive assets and interest-sensitive liabilities. An asset or liability is considered interest-sensitive if the rate it yields is subject to change or if it produces a cash-flow in a given period which must be redeployed by the Company. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.
                  At September 30, 1999, the Bank had a positive 90 day gap position of $12.3 million, or 4% of total assets. The gap ratios were within the Company's Policy limits at September 30, 1999. A positive gap means that interest-sensitive assets are greater than interest-sensitive liabilities at the time interval. This would generally indicate that in an increasing rate environment the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities. Any mismatch in repricing opportunities are managed by ALCO strategies, including investment portfolio structure, lagging the pricing changes of deposit liabilities, loan pricing and structure of fixed and variable rate products. The Company analyzes and measures the time periods in which interest-earning assets and interest-bearing liabilities will mature or reprice in accordance with their contractual terms and assumptions. Management believes that the assumptions used are reasonable. The interest rate sensitivity of assets and liabilities could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. Finally, the ability of borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase. The operating results of the Company are not subject to foreign currency exchange or commodity price risk, nor does the Company have any off-balance sheet derivatives.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

                              NORWOOD FINANCIAL CORP.

Date:     10/29/99            By:       /s/ William W. Davis, Jr.
                                       -------------------------------------
                                       William W. Davis, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:       10/29/99          By:       /s/ Lewis J. Critelli
                                       -------------------------------------
                                       Lewis J. Critelli
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)