Form 10-K
period 1999-12-31
NORWOOD FINANCIAL CORP
filed 2000-03-23
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999,
               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the
         transition period from                 to                .
                                ---------------    ---------------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             ( Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                     23-2828306
---------------------------------------------                 ---------------
(State or Other Jurisdiction of Incorporation  I.R.S. Employer  or Organization)
                                               Identification No.

717 Main Street, Honesdale, Pennsylvania                              18431
----------------------------------------                           -----------
(Address of Principal Executive Offices                             (Zip Code)

Issuer's Telephone Number, Including Area Code:              (717) 253-1455
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, --- and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 16, 1999, there were 1,781,477 shares outstanding of the registrant's Common Stock.

     The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 14, 2000, was $27,083,000 ($19.75 per share based on 1,371,285 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1999. (Parts I, II, and IV)

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

     The Bank is an independent community-oriented bank with six offices in Wayne County, two offices in Pike County and one office in Monroe County. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe to a much lesser extent, the counties of Lackawanna and Susquehanna. These offices include two offices acquired from Meridian Bank as of March 23, 1996, one each in the counties of Wayne and Pike In addition, the Bank operates ten automated teller machines with eight in branch locations and two remote service facilities.

     The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. At December 31, 1999, the Bank had total assets, deposits, and stockholders equity of $314.4 million, $244.0 million, and $26.0 million, respectively.

Competition

         The Company's primary market area of Wayne, Pike and Monroe Counties, Pennsylvania, is rural and derives a significant portion of its economic base from businesses which serve the leisure time and youth camp markets. The market place has a large amount of seasonal dwellings, marina and lake activity, hunting, fishing, skiing and camping and other tourism related activities. Wayne County has become more accessible to the western areas of Scranton and Wilkes-Barre with the completion of the Lackawanna Industrial Highway. Pike County continues to experience growth above the state average through migration of residents from neighboring New York and New Jersey. The retail and services industries are growing accordingly. Pike County is within daily driving distance of the New York/Northern New Jersey Metropolitan area. The Company also does business in Monroe County, which is one of the fastest growing counties in Pennsylvania, with an influx of population from neighboring New Jersey. Proposed commuter rail service between Monroe and the New York City area will also enhance the development of the area.

     The Bank is one of 20 financial institutions serving its immediate market area. The competition for deposit products comes from 13 commercial banks in the market area, some of which are considerably larger than the Company, two savings associations and five credit unions. Deposit competition also includes a variety of insurance products sold by local agents and investment products such as mutual funds, annuity products and other securities sold by local and regional brokers. The Bank prices its deposit products, both rates paid and service charges to be competitive in its market area.

     The Bank is in a competitive environment for loan products. Competition for loans comes not only from banks, but also from mortgage brokers, auto dealer financing companies and other non-bank lenders. The Bank prices its loans to be competitive with local and regional competition, while remaining aware of risk elements.

Personnel

     As of December 31, 1999, the Bank had 112 full-time and 14 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

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

     Consumer lending, including indirect financing provides benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms, and higher yields. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

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

     Leasing entails residual value risk in addition to credit risk. The residual value is the pre-determined value of the vehicle at the end of the lease term established at the inception of the lease. The Bank sets the residual value based on the Automotive Leasing Guide (ALG). At the end of the lease a customer may buy the vehicle at the residual value, use as a trade-in for another vehicle or return it to the Bank. The Bank disposes of returned vehicles through various dealer and automobile auctions. The Bank is no longer originating automobile leases.

     Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                                At December 31,
                                         ---------------------------------------------------------------------------------------
                                               1999              1998                 1997             1996            1995
                                         ----------------   -------------       ---------------   -------------   --------------
                                           $         %     $             %       $          %       $      %        $       %
                                                                (Dollars in Thousands)
Type of Loans:
-------------
Commercial, Financial and Agricultural.. $ 17,430     8.5    $25,539     13.6   $26,589    14.2   $29,680  16.7   $33,891   22.0
Real Estate-construction................    3,339     1.6      3,046      1.6     2,046     1.1     1,602   0.9     1,380    0.9
                 residential............   56,723    27.6     52,038     27.8    54,227    29.0    54,547  30.8    55,718   36.2
                 commercial.............   49,575    24.2     30,555     16.3    32,986    17.7    36,852  20.8    39,103   25.4
Leases to Individuals...................   23,974    11.7     33,860     18.1    33,877    18.1    17,048   9.6        --     --
Installment Loans to Individuals........   54,201    26.4     42,266     22.6    37,082    19.9    37,503  21.2    23,800   15.5
                                           ------    ----     ------     ----    ------    ----    ------  ----    ------  -----

Total Loans.............................  205,242   100.0    187,304    100.0   186,807   100.0   177,232 100.0   153,892  100.0
                                                    =====               =====             =====           =====            =====
Less unearned income....................       82                385              1,167             2,611           1,798
Allowance for loan losses...............    3,344              3,333              3,250             2,616           2,125
                                            -----              -----              -----             -----           -----
Total loans, net........................ $201,816            183,586           $182,390          $172,005        $149,969
                                         ========            =======            =======           =======         =======



     Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 1999. Scheduled repayments are reported in the maturity category in which payment is due.

                             Less than     One to         Over
                              One Year   Five Years    Five Years    Total
                              --------   ----------    ----------    -----

Commercial, Financial
  and Agricultural            $2,026     $ 7,121       $8,283       $17,430
Real Estate-
  Construction                 3,339         ---          ---         3,339

Commercial                     6,282      17,283       26,010        49,575
                               -----      ------       ------        ------

      Total                  $11,647     $24,404      $34,293       $70,344
                              ======     =======       ======        ======

Loans with fixed-rate         $1,363     $ 7,944       $8,935       $18,242
Loans with floating
  rates                       10,284      16,460       25,358        52,102
                              ------      ------       ------        ------
      Total                  $11,647     $24,404      $34,293       $70,344
                              ======      ======       ======        ======

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

                                                                                 At December 31,
                                                          ---------------------------------------------------------
                                                            1999         1998         1997         1996        1995
                                                            ----         ----         ----         ----        ----
                                                                                 (In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other........................         $  64          $65       $  963       $1,633      $1,572
  Real estate.....................................           513          503        1,112        1,790       2,205
  Consumer........................................            19           20           33           28          48
                                                            ----        -----        -----        -----       -----
Total                                                      $ 596         $588       $2,108       $3,451      $3,825
                                                           =====          ===        =====        =====      ======

Accruing loans which are contractually past-
due 90 days or more:
   Commercial and all other                                $  --         $ --         $ 44         $ 38        $ 55
   Real estate                                                --           --           --           --          --
   Consumer                                                   61           34           23            4          --
                                                            ----        -----        -----        -----       -----
Total                                                      $  61         $ 34        $  67         $ 42          55
                                                           =====        =====        =====         ====       =====

Total non-performing loans.......................          $ 657         $622        2,175       $3,493       3,880
Other real estate owned                                      110          204          537       $2,283       1,944
                                                            ----        -----        -----        -----       -----
Total non-performing assets......................          $ 767         $826       $2,712       $5,776       5,824
                                                          ======          ===       ======        =====       =====
Total non-performing loans to total loans                   .32%         .33%        1.17%        2.00%       2.55%
Total non-performing loans to total assets                  .21%         .22%         .83%        1.34%       1.79%
Total non-performing assets to total assets                 .24%         .30%        1.03%        2.22%       2.68%

     Potential Problem Loans. As of December 31, 1999, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Impaired Loans. At December 31, 1999, there were no loans considered impaired requiring an allowance for loan losses in accordance with Statement No. 114 and 118.

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                           Year ended December 31,
                                                          ---------------------------------------------------------
                                                            1999        1998        1997        1996         1995
                                                          -------     -------    --------    --------      --------
Total loans receivable ..............................    $205,159     186,919    $185,640    $174,621      $152,094

Average loans receivable.............................     196,005     186,877     183,625     160,517       145,990

Allowance balance at beginning of period.............    $  3,333      $3,250      $2,616      $2,125       $ 1,893
Charge-offs:
   Commercial and all other..........................         (12)       (294)       (380)       (820)         (448)
   Real estate.......................................         (17)        (14)       (119)       (226)         (353)
   Consumer..........................................        (419)       (366)       (264)       (320)         (123)
   Leases............................................        (184)       (115)        (67)         --            --
                                                          -------     -------    --------    --------      --------
Total................................................        (632)       (789)       (830)     (1,366)         (924)
Recoveries:
  Commercial and all other...........................          74          89          72          71           513
  Real estate........................................          --           7           3          16             3
  Consumer...........................................          83          50          34          60            21
  Leasing............................................          16           6          --          --            --
                                                          -------     -------    --------    --------      --------
   Total.............................................         173         152         109         147           537
                                                          -------     -------    --------    --------      --------
Provision expense....................................         470         720       1,355       1,710           619
                                                          -------     -------    --------    --------      --------
Allowance balance at end of period...................      $3,344      $3,333      $3,250      $2,616        $2,125
                                                           ======      ======      ======      ======        ======

Allowance for loan losses as a percent
  of total loans outstanding.........................        1.63%       1.78%       1.75%       1.50%         1.40%

Net loans charged off as a percent of
  average loans outstanding..........................         .23%        .34%        .39%        .76%          .27%


     Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                              At December 31,
                                   --------------------------------------------------------------------------------------------
                                          1999              1998               1997              1996              1995
                                   ------------------ ------------------ ----------------- ----------------  ------------------

(Dollars in thousands)                        % of               % of               % of             % of               % of
                                              Loans              Loans              Loans             Loans             Loans
                                             to Total           to Total           to Total         to Total           to Total
                                    Amount    Loans    Amount    Loans   Amount     Loans   Amount   Loans   Amount     Loans


Commercial, financial and
agricultural                       $  376       7.6% $  346       13.6% $  610      14.2% $  871      16.7% $  927      22.0
Real estate - construction             31       1.6      23        1.6      15       1.1      38       0.9      14       0.9
Real estate - mortgage              1,171      52.7     647       44.1     641      46.7     727      51.6     909      61.6
Installment loans to individuals      551      26.4     442       22.6     276      19.9     260      21.2     155      15.5
Leases                                180      11.7     254       18.1     169      18.1      85       9.6      --        --
Unallocated                         1,035        --   1,621         --   1,539        --     635        --     120        --
                                   ------     -----  ------      -----   -----     -----   -----     -----   -----     -----
Total                              $3,344     100.0% $3,333      100.0% $3,250     100.0% $2,616     100.0% $2,125     100.0%
                                    =====     =====   =====      =====   =====     =====   =====     =====   =====     =====
--------------------
(1)  Includes specific reserves for assets classified as loss.


Investment Activities

     General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

     Securities Portfolio. Carrying values of securities at the dates indicated are as follows:


                                           At December 31
                                  ----------------------------------
(Dollars in thousands)               1999        1998         1997
                                  ----------------------------------
  Securities:
  (carrying value)
  U.S. Treasury Securities........   $3,988     $ 5,581      $8,034
  U.S.  Government
  Agencies........................   18,170      19,628      18,024
  State and  political
   subdivisions...................   12,151      11,456       9,621
  Corporate Notes and bonds.......    2,307       1,789           0
  Mortgage-backed Securities......   45,523      28,326      18,961
  Equity Securities...............    4,213       3,135       2,891
                                      -----       -----       -----
     Total  Securities              $86,352     $69,915     $57,531
                                     ======      ======      ======
 Fair value of
  Securities......................  $86,286     $70,421     $57,888
                                     ======      ======      ======

     Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 1999. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on mortgage backed securities is based upon expected average lives rather than contractual terms. Equity securities with no stated maturity are classified as "one year or less."

                                                       After One through  After Five through
                                   One Year or Less        Five Years          Ten Years      After Ten Years     Total  Securities
                                  ------------------   ------------------  -----------------  -----------------  ------------------
                                  Carrying  Average    Carrying  Average   Carrying Average   Carrying  Average   Carrying  Average
                                   Value    Yield %     Value   Yield %     Value   Yield %     Value    Yield %    Value    Yield %
                                  -------   -------    -------  -------    -------  -------   -------   -------    -----    -------
(Dollars in thousands)
   U.S. Government Securities       $3,988    5.89    $    --        --   $    --       --    $   ---       ---   $3,988      5.89
   U.S. Government Agencies          1,280    6.23     11,141      6.02     4,201     6.52      1,548      6.37   18,170      6.18
   State and political                 385    5.76        780      6.90        --       --     10,986      8.62   12,151      8.42
         subdivisions(3)
   Mortgage-backed Securities(1)     3,341    6.44     13,363      6.44    15,535     6.47     13,284      6.57   45,523      6.49
   Corporate Securities                 --      --        998      6.55       439     6.68        870      7.70    2,307      7.01
   Equity Securities(2)              4,213    4.72         --        --        --       --         --        --    4,213      4.72
                                   -------            -------             -------             -------            -------
     Total Investment Securities   $13,207    5.69%   $26,282      6.28%  $20,175     6.48%   $26,688      7.44  $86,352      6.60%
                                   =======   =====    =======      ====   =======    =====    =======     =====  =======     =====

(1) Maturity is based upon expected average lives rather than contractual terms.
(2) Equity securities with no stated maturity are classified as "one year or less".
(3) Includes $7,477 in securities classified as held-to-maturity with a market value of $7,411

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

     Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 1999.

(Dollars in thousands)                    Certificates
Maturity Period                            of Deposit
---------------                            ----------

Within three months........................ $17,994
Over three through six months..............   5,857
Over six through twelve months.............   2,788
Over twelve months.........................   5,848
                                             ------
                                            $32,487
                                             ======
Short-Term Borrowings

     The following table sets forth information concerning only short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(Dollars in thousands)                           Year ended December 31,
                                               --------------------------
                                               1999       1998      1997
                                               ----       ----      ----
Short-term borrowings:
  Average balance outstanding................  $8,187     $7,645    $7,726
  Maximum amount outstanding at any
    month-end during the period..............  26,462     14,284    13,456
  Weighted average interest rate during
  the period.................................    3.66%      4.64%     4.84%
Total short-term borrowings at end of
  period.....................................  $8,600     $7,776    $4,990

Trust Activities

     The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 1999, the Bank acted as trustee for $57.0 million of assets of which $28.9 million is non-discretionary with no investment authority.

Subsidiary Activities

     The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. ("NIC"), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through BISYS Brokerage a registered broker/dealer. NIC had sales volume of $6.4 million in 1999, generating revenues of $149,000.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank through WTRO foreclosed upon in 1998. The majority of the foreclosed real estate was sold in the third quarter of 1998. The Company had little activity in 1999.

Regulation

Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Financial Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board ("FRB") has determined to be closely related to banking. A bank holding company may elect to be treated as a financial holding company only if all depository institution subsidiaries of the holding company are and continue to be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act.

     The GLB Act also authorizes national banks to engage, through "financial subsidiaries," in any activity that is permissible for a financial holding company and any activity that is determined to be financial in nature or incidental to a financial activity, except insurance underwriting, real estate development, real estate investment (except as otherwise permitted by law), insurance company portfolio investments and merchant banking activities. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well-managed and well-capitalized (after deducting from capital the bank's outstanding investments in financial subsidiaries).

The GLB Act further provides that a state bank may invest in financial subsidiaries, assuming the requisite investment authority under state law, subject to the same conditions that apply to national bank investments in financial subsidiaries.

     In addition, the GLB Act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks.

Regulation of the Company
-------------------------

     General. As a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "BHC Act") and the Pennsylvania Banking Code of 1965, the Company is subject to regulation and examination by the FRB and the PDB. In addition, the FRB has enforcement authority over the Company and its non-bank subsidiaries, which authority permits the FRB to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for stockholders of the Company.

     The Company must obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of another bank or bank holding company, merge or consolidate with another bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

     Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

     A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the FRB that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both.

     Non-Banking Activities. As a bank holding company, the Company is prohibited under the BHC Act, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.

     The GLB Act greatly expands the scope of non-banking activities permissible for bank holding companies by enacting authority for "financial holding companies." Effective March 11, 2000, the GLBA Act permits a bank holding company, upon classification as a financial holding company and assuming such holding company's subsidiary banks meet certain requirements, to engage in activities that are defined by statute as "financial in nature" or are approved by the FRB as financial in nature or incidental to a financial activity. See "-- Financial Modernization Legislation."

     Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHC Act. The FRB's holding company capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See "Regulation of the Bank - Regulatory Capital Requirements."

Regulation of the Bank
----------------------

     General. As a Pennsylvania-chartered, BIF-insured bank, the Bank is subject to extensive regulation and regular examination by the FDIC, which insures its deposits to the maximum extent permitted by law and the PDB. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank are intended primarily for the protection of depositors rather than of stockholders.

     Pennsylvania Banking Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state-chartered bank may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

     Federal Deposit Insurance. The Bank's deposit accounts are insured by the BIF to a maximum of $100,000 for each insured account (as defined by statute and regulation). The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the BIF. The FDIC also maintains another insurance fund, the Savings Institution Insurance Fund ("SAIF"), which insures savings association deposits. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most banks set at 0%.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state banks that, like the Bank, are not members of the Federal Reserve System, and the FRB has established substantially similar capital adequacy guidelines applicable to bank holding companies. These capital regulations impose two sets of capital requirements: risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets, and minimum leverage rules, which require banks and bank holding companies to maintain a specified minimum ratio of capital to total assets.

     The required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

     The leverage capital rules of the FDIC and the FRB require state-chartered banks and bank holding companies, respectively, to maintain a minimum leverage ratio of Tier 1 capital to total assets of 3% for those banks and bank holding companies that have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other banks and bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum.

     At December 31, 1999, the Company and the Bank exceeded all applicable regulatory capital requirements. The following table sets forth the Company's regulatory capital position as of December 31, 1999 as compared to the minimum capital requirements imposed by the FRB. The Bank's ratios do not differ materially from the Company's ratios presented below.

                                                   Percent of
                                        Amount   Adjusted Assets
                                     ---------   ---------------
                                        (Dollars in Thousands)

Leverage Capital...................   $ 26,978          9.15%
  Required.........................     11,797          4.00%
                                      --------        ------
  Excess...........................   $ 15,181          5.15%
                                      ========        ======

Tier 1 Capital                        $ 26,978         11.98%
  Required.........................      9,011          4.00%
                                      --------        ------
  Excess...........................   $ 17,967          7.98%
                                      ========        ======

Total Capital                         $ 30,401         13.50%
  Required.........................     18,021          8.00%
                                      --------        ------
  Excess...........................   $ 12,380          5.50%
                                      ========        ======


     The Bank is also subject to more stringent PDB capital guidelines. Although it has not adopted formal capital regulations, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC. The Bank was in compliance with these Pennsylvania capital requirements at December 31, 1999.

     In addition to the federal regulatory capital requirements, the FDIC has issued a regulation that classifies insured banks by capital levels and provides that the FDIC will take various prompt corrective actions, including the imposition of significant operational restrictions, against any bank subject to its regulation that fails to meet the regulation's capital standards. Under this prompt corrective action regulation, a "well capitalized" bank is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and is not subject to any order or directive requiring the institution to improve its capital level. A bank falls within the "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their actual capital levels. A bank that falls within any of the three undercapitalized categories is subjected to severe regulatory sanctions under the FDIC prompt corrective action regulation. At December 31, 1999, the Bank was classified as "well capitalized."

     Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

     Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily non-interest and interest bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the PDB. At December 31, 1999, the Bank met its reserve requirements.

Regulatory Dividend Restrictions
--------------------------------

     The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

     The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB's policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."


Item  2.  Description of Properties
-----------------------------------

     The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and seven additional branch offices. The Bank's total investment in office property and equipment is $10.6 million with a net book value of $6.7 million at December 31, 1999. The Bank currently operates automated teller machines at eight of its branch offices and two automated teller machine only facilities. The Bank leases two of its locations with minimum lease commitments of $468,000 through 2006. Both locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Capital and Dividends" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999("Annual Report") on page 24 and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The   above-captioned   information  appears  under  "Summary  of  Selected
Financial and Other Data" in the Annual Report on page 3, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 10 through 27 and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on pages 16 through 18 and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements of Norwood Financial Corp. and its subsidiaries, together with the report thereon by Beard & Company, Inc. appears in the Annual Report on pages 28 through 50 and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "-- Biographical Information" in the 2000 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof and "Proposal I -- Election of Directors" of the Proxy Statement.

          (b)  Security Ownership of Management

               Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

          (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions".

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999, together with the related notes and the independent auditor's report of Beard & Company, Inc.,independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

               3(i) Articles of Incorporation of Norwood Financial Corp.*
               3(ii) Bylaws of Norwood Financial Corp.*
               4.0  Specimen Stock Certificate of Norwood Financial Corp.*
               10.1 Amended Employment Agreement with William W.Davis, Jr.
               10.2 Amended Employment Agreement with Lewis J. Critelli
               10.3 Form of Change-in-Control  Severance Agreement with nine key employees of the Bank*
               10.4 Consulting Agreement with Russell L. Ridd**
               10.5 Wayne Bank Stock Opton Plan*
               10.6 Salary  Continuation  Agreement between the Bank and William
                    W. Davis, Jr.
               10.7 Salary Continuation  Agreement between the Bank and Lewis J.
                    Critelli
               10.8 Salary Continuation Agreement between the Bank and Edward C.
                    Kasper
               10.9 1999 Directors Stock Compensation Plan
               13   Portions of the Annual Report to Stockholders
               21   Subsidiaries  of  Norwood   Financial  Corp.  (see  Item  1.
                    Business General and - Subsidiary Activity)
               23   Consent of Beard & Co., Inc. Independent Auditor
               27   Financial Data Schedule (electronic filing only)


          (b)  Reports on Form 8-K

               None.

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

                             NORWOOD FINANCIAL CORP

Dated:  March 23, 2000                      By:/s/ William W. Davis, Jr.
                                               ---------------------------------
                                               William W. Davis, Jr.
                                               President, Chief Executive
                                               Officer and Director
                                               (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ William W. Davis, Jr.                 By:/s/ Lewis J. Critelli
   ---------------------------------             -------------------------------
      William W. Davis, Jr.                            Lewis J. Critelli
      President, Chief Executive Officer               Executive Vice President and Chief Financial Officer
        and Director                                  (Principal Financial and Accounting Officer)
      (Principal Executive Officer)

Date: March 23, 2000                          Date:    March 23, 2000


By:                                           By:/s/ John E. Marshall
   ---------------------------------             -------------------------------
      Charles E. Case                                  John E. Marshall
      Director                                         Director

Date: March __, 2000                          Date:    March 23, 2000


By:/s/ Daniel J. O'Neill                      By: /s/ Dr. Kenneth A. Phillips
   ---------------------------------             -------------------------------
      Daniel J. O'Neill                                Dr. Kenneth A. Phillips
      Director                                         Director

Date: March 23, 2000                          Date:    March 23, 2000


By:/s/ Gary P. Rickard                        By:/s/ Russell L. Ridd
   ---------------------------------             -------------------------------
      Gary P. Rickard                                  Russell L. Ridd
      Director                                         Director

Date: March 23, 2000                          Date:    March 23, 2000

By:/s/ Harold A. Shook                        By:
   ---------------------------------             -------------------------------
      Harold A. Shook                                  Richard L. Snyder
      Director                                         Director

Date: March 23, 2000                          Date:    March __, 2000