Form 10-Q
period 2000-03-31
NORWOOD FINANCIAL CORP
filed 2000-05-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended March 31, 2000
                                     ---------------
                                           OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                                ------------     ---------------------
Commission file number   0-28366
                      ----------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

             Pennsylvania                              23-2828306
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                            18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number, including area code    (717)253-1455
                                                       -------------
                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
                                              ----   ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding as of April 30, 2000
---------------------------------------  --------------------------------
common stock, par value $0.10 per share            1,743,935

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF
                  NORWOOD FINANCIAL CORP.

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    8
Item 3   Qualitative and Quantitative Disclosures about market risk           15

Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities                                                16
Item 3.  Defaults upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Materially Important Events                                    16
Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                              March 31,    December 31,
                                                                2000          1999
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $   6,870    $   8,430
    Interest bearing deposits with banks                            229          398
    Federal funds sold                                            1,455        1,970
    Securities available for sale                                80,227       78,875
    Securities held-to-maturity (fair value 2000: $7,549
            1999; $7,411)                                         7,478        7,477

    Loans receivable (net of unearned income)                   207,036      205,160
    Less: Allowance for loan losses                               3,348        3,344
                                                              ---------    ---------
   Net loans receivable                                         203,688      201,816
    Bank premises and equipment, net                              6,587        6,739
    Other real estate                                               110          110
    Accrued interest receivable                                   1,745        1,646
    Other assets                                                  7,107        7,366
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 315,496    $ 314,827
                                                              =========    =========
LIABILITIES
    Deposits:
      Non-interest bearing demand                             $  29,081    $  26,848
      Interest-bearing deposits                                 216,779      216,659
                                                              ---------    ---------
          Total deposits                                        245,860      243,507
      Short-term borrowings                                       7,754        8,600
      Other borrowings                                           29,000       30,000
      Accrued interest payable                                    2,502        2,385
      Other liabilities                                           3,387        3,681
                                                              ---------    ---------
TOTAL LIABILITIES                                               288,503      288,173

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,611        4,603
    Retained earnings                                            26,368       25,763
    Treasury stock, at cost (59,889 shares)                      (1,214)      (1,214)
    Unearned ESOP shares                                         (1,330)      (1,359)
    Accumulated other comprehensive income (loss)                (1,622)      (1,319)
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 26,993       26,654
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 315,496    $ 314,827
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                             Three Months Ended
                                                  March 31
                                               2000      1999
                                               -----     -----
 INTEREST INCOME
   Loans receivable including fees             $4,309   $3,902
   Securities                                   1,402      988
   Federal funds sold and deposits
      with banks                                    7       31
                                               ------   ------
   Total interest income                        5,718    4,921
INTEREST EXPENSE
   Deposits                                     2,066    1,983
   Short-term borrowings                           82       68
   Other borrowed funds                           451       47
                                               ------   ------
 Total interest expense                         2,599    2,098
                                               ------   ------
NET INTEREST INCOME                             3,119    2,823
PROVISION FOR LOAN LOSSES                          95      130
                                               ------   ------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     3,024    2,693

OTHER INCOME
   Service charges and fees                       364      279
   Income from fiduciary activities                67       79
   Net realized gains on sales of securities        1       24
   Other                                          146       84
                                               ------   ------
       Total other income                         578      466

OTHER EXPENSES
   Salaries and employee benefits               1,074      989
   Occupancy, furniture & equipment, net          320      270
   Data processing related                         94       89
   Taxes, other than income                        66       63
   Professional fees                               71       35
   Other                                          745      547
                                               ------   ------
        Total other expenses                    2,370    1,993

INCOME BEFORE INCOME TAXES                      1,232    1,166
INCOME TAX EXPENSE                                344      352
                                               ------   ------
NET INCOME                                     $  888   $  814
                                               ======   ======
BASIC AND DILUTED
   EARNINGS PER SHARE                          $ 0.53   $ 0.48
                                               ======   ======
Dividends per share                            $ 0.17   $ 0.14
                                               ======   ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                           Accumulated
                                                                                                 Unearned     Other
                                                   Common                 Retained    Treasury    ESOP     Comprehensive
                                                   Stock      Surplus     Earnings    Stock       Shares    Income(loss)  Total
                                                   -----      -------     --------    -----       ------    ------------  -----

Balance, December 31, 1999                       $    180    $  4,603   $ 25,763   ($ 1,214)   ($ 1,359)   ($ 1,319)   $ 26,654

Comprehensive income:
  Net Income                                                                 888                                            888
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                                 (303)       (303)
                                                                                                                       --------
Total comprehensive income                                                                                                  585
                                                                                                                       --------
Cash dividends declared, $.17 per share                                     (283)                                          (283)

Release of earned ESOP shares                                       8                                29                      37
                                                 --------    --------   --------   --------    --------    --------    --------

Balance, March 31, 2000                          $    180    $  4,611   $ 26,368   ($ 1,214)   ($ 1,330)   ($ 1,622)   $ 26,993
                                                 ========    ========   ========   ========    ========    ========    ========

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                            Three Months Ended March 31,
                                                          ----------------------------
                                                              2000           1999
                                                          ---------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $    888    $    814
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                           95         130
  Depreciation                                                       169         166
  Amortization of intangible assets                                   44          52
  Deferred income taxes                                             (317)        325
  Net realized gain on sales of securities                            (1)        (24)
  Gain(loss) on sale of other real estate, net                         -          (8)
  Net gain on sale of mortgage loans                                  (3)         (3)
  Mortgage loans originated for sale                                (463)       (409)
  Proceeds from sale of mortgage loans                               466         412
  Decrease (increase) in accrued interest receivable                 (99)        (28)
  Increase (decrease) in accrued interest payable                    117         115
  (Increase) in cash surrender value of life insurance               (41)          -
Other, net                                                           723         313
                                                                --------    --------
     Net cash provided by operating activities                     1,578       1,855
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       2,002       3,371
         Proceeds from maturities and principal
           reductions on mortgage-backed securities                  971       7,463
         Purchases                                                (4,788)    (12,055)
 Net decrease (increase) in loans                                 (2,201)     (5,155)
 Purchase of bank premises and equipment, net                        (11)        (66)
 Proceeds from sales of other real estate                              -          83
                                                                --------    --------
                  Net cash used in investing activities           (4,027)     (6,359)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                               2,353      (5,676)
 Net increase (decrease) in short term borrowings                 (1,846)      5,162
 Release of ESOP shares                                              (19)         22
 Cash dividends paid                                                (283)       (236)
                                                                --------    --------
         Net cash used in financing activities                       205        (728)
                                                                --------    --------
         (Decrease) in cash and cash equivalents                  (2,244)     (5,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,798      12,598
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  8,554    $  7,366
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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999.

3.       Earnings Per Share
         ------------------
         Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. For the three months ended March 31, 2000 and 1999, there was no dilutive effect on earnings per share.


4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period March 31, 2000 and 1999 were $2,482,000 and $1,968,000 respectively. Cash payments for income taxes in 2000 were $406,000 compared to $20,000 in 1999. Non-cash investing activity for 2000 and 1999 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $222,000 and $444,000.

5.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------
         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes, "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, Year 2000 issues and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Changes in Financial Condition
------------------------------
General
-------
         Total assets at March 31, 2000 were $315.5 million, compared to $314.8 million at year-end 1999. The Company funded a $1.8 million growth in loans with an increase in core deposits.

Securities
----------
         The fair value of securities available for sale at March 31, 2000 was $80.2 million, compared to $78.9 million at year-end 1999. The increase was principally due to purchases of short-term securities. Total purchases for the period were $4,788,000 with maturities and cashflows of $2,973,000.

Loans
-----
         Total loans receivable, which include automobile leases, were $207.0 million at March 31, 2000 compared to $205.2 million at December 31, 1999, an increase of $1.8 million. The increase was after $1.5 million of a commercial loan participation sold and $463,000 of residential mortgages sold in the secondary market. Indirect lending, principally in used automobiles, increased $3.0 million to total $48.1 million at March 31, 2000.
         The Company no longer originates automobile leases, and as a result the portfolio declined $2.6 million from December 31, 1999 to $21.4 million at March 31, 2000, which includes residual value of $16.1 million, at March 31, 2000 declining from $17.8 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At March 31, 2000 the Company had an inventory of vehicles to liquidate of $767,000. Total losses incurred on off-lease vehicles was $180,000 for the quarter. The Company's reserve for future residual value losses was $311,000 at March 31, 2000 and December 31, 1999.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)
                                           March  31, 2000  December 31, 1999
                                           ---------------  -----------------
                                               $      %         $        %
                                           -------  -----   --------    ----
Real Estate-Residential                   $ 59,655   28.7   $ 56,984    27.7
Commercial                                  49,182   23.7     49,796    24.2
  Construction                               2,833    1.4      3,339     1.6
  Commercial, financial and agricultural    16,310    7.9     17,440     8.5
Consumer  loans to individuals              58,039   28.0     54,026    26.3
Lease financing, net of unearned income     21,386   10.3     23,974    11.7
                                          -------- ------   --------  ------
         Total loans                       207,405  100.0%   205,559   100.0%
Less:
  Unearned income and deferred fees            369               399
  Allowance for loan losses                  3,348             3,344
                                          --------          --------
Total loans, net                          $203,688          $201,816
                                          ========          ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------
         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                              At or for the Three
(dollars in thousands)       Months Ended March 31
                           ------------------------
                              2000       1999
                             -----      ------

Balance, beginning          $ 3,344    $ 3,333
Provision for loan losses        95        130
Charge-offs                    (198)      (155)
Recoveries                      107         34
                            -------    -------
Net charge-offs                 (91)      (121)
                            -------    -------
Balance, ending             $ 3,348     $3,342
                            =======    =======

Allowance to total loans       1.62%      1.74%
Net charge-offs to average
  loans (annualized)            .18%       .26%

           The allowance for loan losses totaled $3,348,000 at March 31, 2000 and represented 1.62% of total loans, compared to $3,344,000 at year-end, and $3,342,000 at March 31, 1999. As a result of the decrease in charge-offs the provision for loan losses for the current quarter was $95,000, compared to $130,000 for the first quarter of 1999. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at March 31, 2000 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At March 31, 2000, non-performing loans totaled $507,000 which is .25% of total loans decreasing from $657,000, or .32% of total loans at December
31, 1999. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                      March 31,     December 31,
                                             2000             1999
                                            --------      ------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                    $ 64            $ 64
  Real Estate                                  426             513
  Instalment                                    16              19
                                             -----           -----
 Total                                         506             596

 Accruing loans which are contractually
    past due 90 days or more                     1              61
                                             -----           -----
  Total non-performing loans                  $507            $657
  Other real estate owned                      110             110
                                             -----           -----
  Total non-performing assets                 $617            $767
                                             =====           =====
Allowance for loan losses as a
percent of non-performing loans              660.4%          508.9%
Non-performing loans to total loans            .25%            .32%
Non-performing assets to total assets          .20%            .24%


Deposits
--------
           Total deposits at March 31, 2000 were $245.9 million compared to $243.5 million at December 31, 1999. The increase was principally in non-interest bearing demand deposits which totaled $29.1 million increasing from $26.8 million at year-end as a result of short-term deposits of commercial and municipal customers. Time deposits in denominations of $100,000 or more decreased to $27.2 million at March 31, 2000 from $32.5 million at December 31, 1999 due to scheduled maturities of school district and other municipal deposits. This decrease was offset by growth in retail time deposits. In addition, the Company had $7.6 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the company considers core funding.

Other Borrowings

Other borrowings consisted of the following:

Notes with the Federal Home Loan Bank (FHLB)

                                        March 31, 2000
                                        --------------
Fixed note due April 2000 6.00%            $ 2,000
Fixed note due April 2000 6.02%              3,000
Fixed note due May 2000 6.02%                4,000
Fixed note due May 2000 6.04%                3,000
Fixed note due August 2000 6.35%             2,000
Convertible note due December 2006 6.19%     5,000
Convertible note due April 2009 4.83%        5,000
Convertible note due April 2009 5.07%        5,000
                                           -------
                                           $29,000
                                           =======

Stockholders' Equity and Capital Ratios
---------------------------------------
           At March 31,2000, total stockholders' equity had a net increase of $339,000. The net increase in stockholders' equity was primarily due to $888,000 in net income, that was partially offset by $283,000 of dividend payments and $303,000 of other comprehensive loss due to a decline in market value of the available for sale securities (primarily the mortgage-backed securities portfolio). The decrease in market value of the investment securities available for sale will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the Company does not expect, though there is no assurance, that the investment in these securities will affect net income in future periods. A comparison of the Company's capital ratios is as follows:

                                     March 31, 2000      December 31, 1999
                                     --------------      -----------------
Tier 1 Capital
    (To average assets)                  9.07%                  9.15%
Tier 1 Capital
    (To risk-weighted assets)           12.46%                 11.98%
Total Capital
    (To risk-weighted assets)           13.94%                 13.50%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at March 31, 2000 and December 31, 1999.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                              Three Months Ended March 31,
                                                       -------------------------------------------------------------------------
                                                                       2000                                   1999
                                                       -----------------------------------    ----------------------------------
                                                       Average                     Average      Average                 Average
                                                       Balance       Interest       Rate        Balance     Interest      Rate
                                                       -------       --------      -------    ----------    ---------    -------
                                                          (2)          (1)            (3)          (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                 $     532     $       7         5.26%    $   2,390      $    26      4.35%
   Interest bearing deposits with banks                     265             1         1.51           553            5      3.62
   Securities held-to-maturity                            7,477           162         8.67         7,645          164      8.58
   Securities available for sale:
     Taxable                                             75,884         1,258         6.63        57,743          852      5.90
     Tax-exempt                                           3,147            56         7.12         2,472           41      6.63
                                                      ---------     ---------                  ---------      -------
        Total securities available for sale              79,031         1,314         6.65        60,215          893      5.93
     Loans receivable (4) (5)                           206,798         4,323         8.36       189,762        3,910      8.24
                                                      ---------     ---------                  ---------      -------
        Total interest earning assets                   294,103         5,807         7.90       260,565        4,998      7.67
Non-interest earning assets:
   Cash and due from banks                                6,546                                    7,825
   Allowance for loan losses                             (3,372)                                  (3,342)
   Other assets                                          15,595                                   13,607
                                                      ---------                                ---------
   Total non-interest earning assets                     18,769                                   18,090
                                                      ---------                                ---------
Total Assets                                          $ 312,872                                $ 278,655
                                                      =========                                =========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits                   $  57,919           354         2.44%    $  53,624          321      2.39%
   Savings                                               42,573           231         2.17        41,990          226      2.15
   Time                                                 113,948         1,481         5.20       109,835        1,436      5.23
                                                      ---------     ---------                  ---------      -------
      Total interest bearing deposits                   214,440         2,066         3.85       205,449        1,983      3.86
Short-term borrowings                                     9,021            81         3.59         6,291           68      4.32
Other borrowings                                         30,440           451         5.93         4,000           47      4.70
                                                      ---------     ---------                  ---------      -------
   Total interest bearing liabilities                   253,901         2,598         4.09       215,740        2,098      3.89
Non-interest bearing liabilities:
   Demand deposits                                       26,846                                   25,706
   Other liabilities                                      5,627                                    8,038
                                                      ---------                                ---------
      Total non-interest bearing liabilities             32,473                                   33,744
   Shareholders' equity                                  26,498                                   27,980
                                                      ---------                                ---------
Total Liabilities and Shareholders' Equity            $ 312,872                                $ 277,464
                                                      =========                                =========
Net interest income (tax equivalent basis)                              3,209         3.80%                     2,900      3.78%
                                                                                     =====                                 ====
Tax-equivalent basis adjustment                                           (90)                                    (77)
                                                                    ---------                                 -------
Net interest income                                                 $   3,119                                 $ 2,823
                                                                    =========                                 =======
Net interest margin (tax equivalent basis)                                            4.36%                                4.45%
                                                                                    ======                                 ====

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

                               Increase/(Decrease)
                               -------------------
                  Three months ended March 31,2000 Compared to
                  --------------------------------------------
                        Three months ended March 31, 1999
                        ---------------------------------
                                 Variance due to
                                 ---------------

                                            Volume       Rate      Net
                                     -----------------------------------------
                                              (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold......................      $ (49)   $  30    $ (19)
 Interest bearing deposits with banks....         (2)      (2)      (4)
 Securities held to maturity.............        (10)       8       (2)
 Securities available for sale:
    Taxable..............................        291      115      406
    Tax-exempt securities................         12        3       15
                                               -----    -----    -----
       Total securities..................        303      118      421
 Loans receivable........................        355       58      413
                                               -----    -----    -----
   Total interest earning assets.........        597      212      809

Interest bearing liabilities:
  Interest-bearing demand deposits.......         26        7       33
  Savings................................          3        2        5
  Time...................................         97      (52)      45
                                               -----     -----    -----
     Total interest bearing deposits.....        127      (44)      83
 Short-term borrowings...................         76      (63)      13
Other borrowings.........................        389       15      404
                                               -----    -----    -----
 Total interest bearing liabilities......        591      (91)     500
Net interest income (tax-equivalent basis)     $   6    $ 303    $ 309
                                               =====    =====    =====


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for Three Months Ended March 31, 2000 and March 31, 1999
--------------------------------------------------------------------------------
General
-------
           For the three months ended March 31, 2000 net income totaled $888,000 or $.53 per share (basic and diluted) compared to $814,000, or $.48 per share (basic and diluted) earned in the first quarter of 1999. The resulting return on average assets and return on average equity for the quarter were 1.13% and 13.40% respectively compared to 1.17% and 11.63% respectively for the corresponding period in 1999. The Company paid dividends of $.17 per share in 2000 compared to $.14 per share in 1999.

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the first quarter of 2000 was $3,209,000 compared to $2,900,000 in 1999, an increase of $309,000 or 10.7%. The resultant fte net interest spread and net interest margin for the three months of 2000 was 3.80% and 4.36%, respectively compared to 3.78% and 4.45%, respectively for the same period in 1999.
           Interest income on an fte basis totaled $5,807,000 for the three months of 2000 increasing from $4,998,000 in 1999. The increase was due to $33.5 million growth in average earning assets and yield on earning assets of 7.90% in 2000, improving from 7.67% in 1999.
           Securities available for sale averaged $79 million in 2000 compared to $60.2 million in the first quarter of 1999. The yield also increased to 6.65% from 5.93% principally due to the generally higher interest rate environment beginning in the third quarter of 1999. Average loans for the current period were $206.8 million, with income of $4,323,000 and yield of 8.36% compared to $189.8 million, $3,910,000 and 8.24%, respectively for the same period in 1999. The increase in loan yields was partially due to higher prime rate of interest in 2000 of 8.75% on average, compared to 7.75% in 1999. The prime rate changes immediately impacts $31.2 million of floating rate loans.
           Total interest expense for the quarter was $2,598,000 compared to $2,098,000 in the first quarter of 1999. The resultant costs of funds was 4.09% in 2000 increasing from 3.89% in the 1999 quarter. The increase was principally due to a higher level of other borrowings, principally notes from the FHLB, $30.4 million at 5.93% compared to $4.0 million at 4.70% in 1999. The proceeds from the borrowings were principally used to fund purchases of securities available for sale.


Other Income
------------
           Other income excluding net realized gains on sales of securities totaled $577,000 for the period ended March 31, 2000, an increase of $135,000 or 30.5% over $422,000 in the same period in 1999. The income was due in part to a loan promotion which generated $48,000 in fees. The Company, through its subsidiary Norwood Investment Corp. had revenues of $45,000 on commissions from sales of annuities, mutual funds and discount brokerage. For the quarter, fee income represented 15.2% of total revenues, increasing from 13.2% in 1999.
           Net realized gains on securities transactions were $1,000 for the first quarter of 2000 compared to $24,000 in 1999.

Other Expense
-------------
           Other expenses totaled $2,370,000 for the period ending March 31, 2000 compared to $1,993,000 in 1999, an increase of $377,000. The increase was due in part to additional costs of disposing of vehicles from the auto leasing $195,000 in 2000; and $80,000 in 1999. The new Stroud Mall branch, opened in June 1999, had costs of $85,000 with no corresponding expense in the first quarter of 1999. The Company also incurred additional costs of $34,000 related to improvements in PC network communications and management.


Income Tax Expense
------------------
           Income tax expense totaled $344,000 for an effective rate of 26% compared to $352,000 and 30.2% in first quarter of 1999. The decrease in the effective rate is due to higher levels of income on municipal securities and increase in cash surrender value of life insurance not subject to Federal income.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           There were no significant changes for the three months ended March 31, 2000 from the information presented in the Form 10-k for the year-ended December 31, 1999.

Part II.  Other Information

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and use of proceeds

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Materially Important Events

     None

Item 6.  Exhibits and Reports on Form 8-K

(a) 3(i)  Articles of Incorporation of Norwood Financial Corp*
    3(ii) Bylaws of Norwood Financial Corp.*
    4.0   Specimen Stock Certificate of Norwood Financial Corp.*
    10.1  Amended Employment Agreement with William W. Davis, Jr.***
    10.2  Amended Employment Agreement with Lewis J. Critelli ***
    10.3  Form of Change-In-Control  Severance Agreement with nine key employees of the Bank*
    10.4  Consulting Agreement with Russell L. Ridd**
    10.5  Wayne Bank Stock Option Plan*
    10.6  Salary  Continuation  Agreement between the Bank and
            William W. Davis, Jr.***
    10.7  Salary   Continuation   Agreement   between  the  Bank  and  Lewis J.
          Critelli***
    10.8  Salary Continuation Agreement between the Bank and Edward C. Kasper***
    10.9  1999 Directors Stock Compensation Plan***
    27    Financial Data Schedule (electronic filing only)

(b) Reports on Form 8-k

    None

---------------------------

* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

**       Incorporated  herein  by  reference  into  the  indentically   numbered
         exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.

***      Incorporated  herein  by  reference  into  the  indentically   numbered
         exhibits of the Registrant's Form 10-K filed with the Commission on March 23, 2000.

                                   Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NORWOOD FINANCIAL CORP.

Date:    May 12, 2000                  By:    /s/William W. Davis, Jr.
         -------------------           ----------------------------------------
                                       William W. Davis, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    May 12, 2000                  By:    /s/Lewis J. Critelli
         -------------------           ----------------------------------------
                                       Lewis J. Critelli
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)