Form 10-Q
period 2000-06-30
NORWOOD FINANCIAL CORP
filed 2000-08-10
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended June 30, 2000
                                     --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               -------------     -------------

Commission file number   0-28366
                      ----------

                             Norwood Financial Corp.
--------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                             23-2828306
--------------------------------------------------------------------------------
State or other jurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                        18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (570)253-1455
                                                   -------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of July 31, 2000
---------------------------------------       -------------------------------
common stock, par value $0.10 per share                     1,743,935

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000
                                      INDEX

                                                                          Page
                                                                         Number

Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 8
Item 3   Qualitative and Quantitative Disclosures about market risk        16

Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17
Item 2.  Changes in Securities                                             17
Item 3.  Defaults upon Senior Securities                                   17
Item 4.  Submission of Matters to a Vote of Security Holders               17
Item 5.  Other Materially Important Events                                 17
Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 19

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                                June 30,  December 31,
                                                                  2000         1999
                                                             ----------- -------------
ASSETS
    Cash and due from banks                                   $   6,858    $   8,430
    Interest bearing deposits with banks                             --          398
    Federal funds sold                                               --        1,970
    Securities available for sale                                82,726       78,875
    Securities held-to-maturity (fair value 2000: $7,549
            1999; $7,411)                                         7,480        7,477

    Loans receivable (net of unearned income)                   211,551      205,160
    Less: Allowance for loan losses                               3,381        3,344
                                                              ---------    ---------
   Net loans receivable                                         208,170      201,816
    Bank premises and equipment, net                              6,305        6,739
    Other real estate                                                83          110
    Accrued interest receivable                                   1,742        1,646
    Other assets                                                  7,161        7,366
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 320,525    $ 314,827
                                                              =========    =========

LIABILITIES
    Deposits:
      Non-interest bearing demand                             $  30,608    $  26,848
      Interest-bearing deposits                                 211,246      216,659
                                                              ---------    ---------
          Total deposits                                        241,854      243,507
      Short-term borrowings                                      17,601        8,600
      Other borrowings                                           28,000       30,000
      Accrued interest payable                                    2,285        2,385
      Other liabilities                                           2,878        3,681
                                                              ---------    ---------
TOTAL LIABILITIES                                               292,618      288,173

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,617        4,603
    Retained earnings                                            27,292       25,763
    Treasury stock, at cost (59,889 shares)                      (1,214)      (1,214)
    Unearned ESOP shares                                         (1,280)      (1,359)
    Accumulated other comprehensive income (loss)                (1,688)      (1,319)
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 27,907       26,654
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 320,525    $ 314,827
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                              Three Months Ended   Six Months Ended
                                                   June 30             June 30
                                               -----------------   -----------------
                                                 2000      1999      2000      1999
                                               -------   -------   -------   -------
   INTEREST INCOME
   Loans receivable including fees             $ 4,498   $ 3,984   $ 8,807     7,886
   Securities                                    1,452     1,224     2,854     2,212
   Federal funds sold and deposits
      with banks                                     4        16        11        47
                                               -------   -------   -------   -------
   Total interest income                         5,954     5,224    11,672    10,145
INTEREST EXPENSE
   Deposits                                      2,043     1,912     4,109     3,895
   Short-term borrowings                            84        71       166       139
   Other borrowed funds                            527       225       978       272
                                               -------   -------   -------   -------

 Total interest expense                          2,654     2,208     5,253     4,306
                                               -------   -------   -------   -------
NET INTEREST INCOME                              3,300     3,016     6,419     5,839
PROVISION FOR LOAN LOSSES                          120       100       215       230
                                               -------   -------   -------   -------

  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,180     2,916     6,204     5,609

OTHER INCOME
   Service charges and fees                        354       284       718       563
   Income from fiduciary activities                 87        59       154       138
   Net realized gains on sales of securities        --        34         1        58
   Other                                           169        57       315       141
                                               -------   -------   -------   -------
       Total other income                          610       434     1,188       900

OTHER EXPENSES
   Salaries and employee benefits                1,081     1,003     2,155     1,992
   Occupancy, furniture & equipment, net           319       292       639       562
    Data processing related                        115       113       209       202
    Taxes, other than income                        68        63       134       126
    Professional fees                               85        48       156        83
    Other                                          851       614     1,596     1,161
                                               -------   -------   -------   -------
        Total other expenses                     2,519     2,133     4,889     4,126

INCOME BEFORE INCOME TAXES                       1,271     1,217     2,503     2,383
INCOME TAX EXPENSE                                 347       369       691       721
                                               -------   -------   -------   -------
NET INCOME                                     $   924   $   848   $ 1,812   $ 1,662
                                               =======   =======   =======   =======
BASIC AND DILUTED
   EARNINGS PER SHARE                          $  0.56   $  0.50   $  1.09   $   .98
                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                        Accumulated
                                                                                            Unearned      Other
                                                  Common            Retained     Treasury     ESOP     Comprehensive
                                                  Stock    Surplus  Earnings      Stock      Shares    Income (loss)   Total
                                                  -----    -------  --------      -----      ------    -------------   -----

Balance, December 31, 1999                        $180     $4,603   $25,763     ($1,214)     ($1,359)     ($1,319)     $26,654

Comprehensive income:
  Net Income                                                          1,812                                              1,812
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                               (369)        (369)
                                                                                                                       -------
Total comprehensive income                                                                                               1,443
                                                                                                                       -------
Cash dividends declared, $.17 per share                                (283)                                              (283)
Release of earned ESOP shares                                  14                                 79                        93
                                                  ----     ------   -------     -------      -------      -------      -------
Balance, June 30, 2000                            $180     $4,617   $27,292     ($1,214)     ($1,280)      (1,688)     $27,907
                                                  ====     ======   =======     =======      =======      ========     =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                  2000        1999
                                                                --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  1,812    $  1,662
Adjustments to reconcile net income to net cash provided
   by  operating activities:
  Provision for loan losses                                          215         230
  Depreciation                                                       328         337
  Amortization of intangible assets                                   89         104
  Deferred income taxes                                             (742)        (51)
  Net realized gain on sales of securities                            (1)        (58)
  Gain(loss) on sale of other real estate, net                        27           9
  Gain on sale of premises & equipment                               (97)         --
 Net gain on sale of mortgage loans                                   (4)         (3)
  Mortgage loans originated for sale                                (636)       (453)
  Proceeds from sale of mortgage loans                               640         457
  Decrease (increase) in accrued interest receivable                 (96)         62
  Increase (decrease) in accrued interest payable                   (100)       (276)
  (Increase) in cash surrender value of life insurance               (83)         --
Other, net                                                         1,015       1,038
                                                                --------    --------

     Net cash provided by operating activities                     2,367       3,058
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       2,002       5,787
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       2,814      10,255
         Purchases                                                (9,232)    (31,338)
  Net decrease (increase) in loans                                (7,148)     (9,369)
 Purchase of bank premises and equipment, net                       (163)       (204)
 Proceeds from sales of other real estate                            374         179
                                                                --------    --------
            Net cash used in investing activities                (11,353)    (24,690)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                              (1,653)       (566)
 Net increase (decrease) in short term borrowings                  9,002       2,137
 Proceeds from other borrowings                                       --      18,000
 Repayments of other borrowings                                   (2,000)         --
 Acquisition of treasury stock                                        --        (462)
 Release of ESOP shares                                              (20)         72
 Cash dividends paid                                                (283)       (470)
                                                                --------    --------
         Net cash used in financing activities                     5,046      18,711
                                                                --------    --------
         (Decrease) in cash and cash equivalents                  (3,940)     (2,921)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,798      12,598
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  6,858    $  9,677
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

2.       Estimates
         ---------

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 1999.

3.       Earnings Per Share
         ------------------

         Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. For the three months and six months ended June 30, 2000 and 1999, there was no dilutive effect on earnings per share.

4.       Cash Flow Information
         ---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Cash payments for interest for the period June 30, 2000 and 1999 were $5,353,000 and $4,435,000 respectively. Cash payments for income taxes in 2000 were $1,112,000 compared to $383,000 in 1999. Non-cash investing activity for 2000 and 1999 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $553,000 and $754,000, respectively.

5.       Reclassification of Comparative Amounts
         ---------------------------------------

     Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

6.       Recently Issued Accounting Standards
         ------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by Statement No. 137 and Statement No. 138 and which becomes effective for the Company January 1, 2001. The adoption of the Statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

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

Changes in Financial Condition
------------------------------

General
-------

     Total assets at June 30, 2000 were $320.5 million, compared to $314.8 million at year-end 1999.

Securities
----------

     The fair value of securities available for sale at June 30, 2000 was $82.7 million, compared to $78.9 million at year-end 1999. The increase was principally due to purchases of short-term securities and tax-exempt municipal issues. Total purchases for the period were $9.2 million with maturities and cashflows of $4.8 million.

Loans
-----

     Total loans receivable, which include automobile leases, were $211.6 million at June 30, 2000 compared to $205.2 million at December 31, 1999, an increase of $6.4 million. The increase was after $1.5 million of a commercial loan participation sold and $636,000 of residential mortgages sold in the secondary market. Indirect lending, principally in used automobiles, increased $6.7 million to total $51.8 million at June 30, 2000.


     The Company no longer originates automobile leases, and as a result the portfolio declined $5.7 million from December 31, 1999 to $18.3 million at June 30, 2000, which includes residual value of $14.8 million, at June 30, 2000 declining from $17.8 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At June 30, 2000 the Company had an inventory of vehicles to liquidate of $787,000. Total losses incurred on sales of off-lease vehicles was $399,000 for the year-to-date. The Company's reserve for future residual value losses as classified in other liabilities was $411,000 at June 30, 2000 and compared to $311,000 at December 31, 1999.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                              June 30 , 2000                December 31, 1999
                                         ------------------------        ------------------------
                                              $               %              $            %
                                         --------------   -------        -----------    ---------
Real Estate-Residential                   $ 61,931           29.2        $ 56,984           27.7
         Commercial                         52,409           24.7          49,796           24.2
         Construction                        1,347             .6           3,339            1.6
Commercial, financial and agricultural      15,556            7.3          17,440            8.5
Consumer  loans to individuals              62,355           29.6          54,026           26.3
Lease financing, net of unearned income     18,327            8.6          23,974           11.7
                                          --------        -------        --------         ------
         Total loans                       211,925          100.0%        205,559          100.0%
Less:
  Unearned income and deferred fees            374                            399
  Allowance for loan losses                  3,381                          3,344
                                          --------                       --------
Total loans, net                          $208,170                       $201,816
                                          ========                       ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                   At or for the Three     At or for Six Months
(dollars in thousands)             Months Ended June 30      Ended June 30
                                   --------------------    --------------------
                                     2000        1999        2000        1999
                                   -------     -------     -------     -------
Balance, beginning                 $ 3,348     $ 3,342     $ 3,344     $ 3,333
Provision for loan losses              120         100         215         230
Charge-offs                           (139)       (196)       (337)       (351)
Recoveries                              52          80         159         114
                                   -------     -------     -------     -------
Net charge-offs                        (87)       (116)       (178)       (237)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,381     $ 3,326     $ 3,381     $ 3,326
                                   =======     =======     =======     =======

Allowance to total loans              1.60%       1.70%       1.60%       1.72%
Net charge-offs to average loans
    (annualized)                       .17%        .24%       0.17%       0.25%

           The allowance for loan losses totaled $3,381,000 at June 30, 2000 and represented 1.60% of total loans, compared to $3,344,000 at year-end, and $3,326,000 at June 30, 1999. As a result of the decrease in net charge-offs the provision for loan losses for the six months ended June 30, 2000 was $215,000, compared to $230,000 for 1999. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at June 30, 2000 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At June 30, 2000, non-performing loans totaled $551,000, which is .26% of total loans decreasing from $657,000, or .32% of total loans at December
31, 1999. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                               June 30, 2000    December 31, 1999
                                                     -------------    -----------------
           Loans accounted for on a non-accrual
              basis:
           Commercial and all other                       $     64         $    64
           Real Estate                                         487             513
           Installment                                           -              19
                                                          --------         -------
          Total                                                551             596

          Accruing loans which are contractually
             past due 90 days or more                            -              61
                                                          --------         -------
           Total non-performing loans                     $    551         $   657
           Other real estate owned                              83             110
                                                          --------         -------
           Total non-performing assets                    $    634         $   767
                                                          ========         =======
         Allowance for loan losses as a
         percent of non-performing loans                     613.6%          508.9%
         Non-performing loans to total loans                   .26%            .32%
         Non-performing assets to total assets                 .20%            .24%


Deposits
--------

           Total deposits at June 30, 2000 were $241.9 million compared to $243.5 million at December 31, 1999. The decrease was principally due to scheduled maturities of school district time deposits which declined $12 million from December 31, 1999. This decrease was partially offset by seasonal increase in transaction accounts for summer camps and property owners associations. Core deposits, which excludes time deposits in denominations of $100,000 or more, totaled $223.7 million at June 30, 2000 compared to $211.1 million at year-end. In addition, the Company had $7.6 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities. The Company considers these balances as core funding.

Other Borrowings
----------------

Other borrowings consisted of the following:

Notes with the Federal Home Loan Bank (FHLB)

                                                 June 30, 2000
                                                 -------------

Fixed note due February 2001 6.46%                 $ 6,000
Convertible note due April 2005 6.13%                5,000
Fixed note due August 2000 6.35%                     2,000
Convertible note due December 2006 6.19%             5,000
Convertible note due April 2009 4.83%                5,000
Convertible note due April 2009 5.07%                5,000
                                                   -------

                                                   $28,000
                                                   =======

The Bank has a maximum borrowing capacity with the FHLB of $76.5 million.

Stockholders' Equity and Capital Ratios
---------------------------------------

     At June 30,2000, total stockholders' equity totaled $27.9 million, an increase of $1.3 million from year-end 1999. The net increase in stockholders' equity was primarily due to $1,812,000 in net income, that was partially offset by $283,000 of dividend payments and $369,000 of other comprehensive loss due to a decline in market value of the available for sale securities (primarily the mortgage-backed securities portfolio). The decrease in market value of the investment securities available for sale will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the Company does not expect, though there is no assurance, that the investment in these securities will affect net income in future periods. A comparison of the Company's capital ratios is as follows:

                                   June 30, 2000          December 31, 1999
                                   -------------          -----------------
Tier 1 Capital
    (To average assets)                 9.00%                   9.15%
Tier 1 Capital
    (To risk-weighted assets)          12.65%                  11.98%
Total Capital
    (To risk-weighted assets)          14.11%                  13.50%

     The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at June 30, 2000 and December 31, 1999.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                  Six Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                       2000                                   1999
                                                        ------------------------------------      ----------------------------------
                                                         Average                    Average        Average                Average
                                                         Balance     Interest        Rate          Balance  Interest       Rate
                                                         -------     --------       -------        -------  --------      -------
                                                           (2)          (1)           (3)            (2)      (1)           (3)
Assets
Interest-earning assets:
   Federal funds sold                                       $283           $8         5.65%         $1,742      $37         4.25%
   Interest bearing deposits with banks                      311            3         1.93             924       10         2.16
   Securities held-to-maturity                             7,478          324         8.67           7,647      327         8.55
   Securities available for sale:
     Taxable                                              76,916        2,557         6.65          64,061    1,938         6.05
     Tax-exempt                                            3,603          127         7.05           2,615       87         6.65
                                                         -------       ------                      -------   ------
        Total securities available for sale               80,519        2,684         6.67          66,676    2,025         6.07
     Loans receivable (4) (5)                            208,230        8,829         8.48         191,632    7,901         8.25
                                                         -------       ------                      -------   ------
        Total interest earning assets                    296,821       11,848         7.98%        268,621   10,300         7.67%

Non-interest earning assets:
   Cash and due from banks                                 6,835                                     6,981
   Allowance for loan losses                              (3,380)                                   (3,344)
   Other assets                                           15,532                                    12,746
                                                        --------                                  --------
   Total non-interest earning assets                      18,987                                    16,383
                                                        --------                                  --------
Total Assets                                            $315,808                                  $285,004
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits                      $59,353          722         2.43%        $55,709      663         2.38%
   Savings                                                42,615          465         2.18          42,084      455         2.16
   Time                                                  111,228        2,922         5.25         107,394    2,776         5.17
                                                        --------       ------                     --------   ------
      Total interest bearing deposits                    213,196        4,109         3.85         205,187    3,894         3.80
Short-term borrowings                                      8,230          166         4.03           7,485      162         4.33
Other borrowings                                          33,088          978         5.91          10,204      250         4.90
                                                        --------       ------                     --------   ------
   Total interest bearing liabilities                    254,514        5,253         4.13%        222,876    4,306         3.86%
Non-interest bearing liabilities:
   Demand deposits                                        28,516                                    26,431
   Other liabilities                                       5,770                                     7,808
                                                        --------                                  --------
      Total non-interest bearing liabilities              34,286                                    34,239
   Shareholders' equity                                   27,008                                    27,889
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $315,808                                  $285,004
                                                        ========                                  ========
Net interest income (tax equivalent basis)                              6,595         3.86%                   5,994         3.80%
                                                                                   ========                                =====
Tax-equivalent basis adjustment                                          (176)                                 (155)
                                                                      -------                                ------
Net interest income                                                   $ 6,419                                $5,839
                                                                      =======                                ======
Net interest margin (tax equivalent basis)                                            4.44%                                 4.46%
                                                                                   =======                              ========

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

                                                  Increase/(Decrease)
                                          Six months ended June 30 compared to
                                            Six months ended June 30, 1999
                                                    Variance due to
                                              Volume      Rate       Net
                                             -----------------------------------
                                                  (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold                          $   (56)   $    27    $   (29)
 Interest bearing deposits with banks             (6)        (1)        (7)
 Securities held to maturity                     (13)        10         (3)
 Securities available for sale:
    Taxable                                      415        204        619
    Tax-exempt securities                         35          5         40
                                             -------    -------    -------
       Total securities                          450        209        659
 Loans receivable                                699        229        928
                                             -------    -------    -------
   Total interest earning assets               1,074        474      1,548

Interest bearing liabilities:
  Interest-bearing demand deposits                44         15         59
  Savings                                          6          4         10
  Time                                           100         46        146
                                             -------    -------    -------
      Total interest bearing deposits            150         65        215
Short-term borrowings                             29        (25)         4
Other borrowings                                 667         61        728
                                             -------    -------    -------
 Total interest bearing liabilities              846        101        947
Net interest income (tax-equivalent basis)   $   228    $   373    $   601
                                             =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating  Results for Six Months Ended June 30, 2000 and June 30,
--------------------------------------------------------------------------------
1999
----

General
-------

     For the six months ended June 30, 2000 net income totaled $1,812,000 or $1.09 per share (basic and diluted) compared to $1,662,000, or $.98 per share (basic and diluted) earned for the 1999 period. The resulting return on average equity and average assets for six months 2000 were 13.42% and 1.15% respectively compared to 11.92% and 1.17% respectively for six months of 1999.

Net Interest Income
-------------------

     Net interest income on a fully taxable equivalent basis (fte) for the six months ending June 30, 2000 was $6,595,000 compared to $5,994,000 in 1999, an increase of $601,000 or 10.0%. The resultant fte net interest spread and net interest margin for 2000 was 3.86% and 4.44% respectively, compared to 3.80% and 4.46% in 1999.

     Interest income (fte) for the six months ended June 30, 2000 totaled $11,848,000, increasing 15.0% from $10,300,000 in 1999. The increase was due to $28.2 million growth in average earning assets and the yield on earning assets of 7.98%, improving 31 basis points from 7.67% in 1999.

     Securities available for sale averaged $80.5 million for six months of 2000 compared to $66.7 million in 1999 with increase principally due to higher levels of mortgage backed securities. The yield also increased to 6.67% from 6.07% in 1999 principally due to the generally higher interest rate environment which began in the third quarter of 1999. Average loans for the six month period in 2000 were $208.2 million with income of $8,829,000 and yield of 8.48% compared to $191.6 million, $7,901,000 and 8.25% respectively in 1999. The increase in loan yield was partially due to higher prime rate of interest of 9.50% at June 30, 2000 compared to 7.75% in 1999.

     Total interest expense for the six months ended June 30, 2000 was $5,253,000 increasing $947,000 from $4,306,000 in 1999. The resultant cost of funds was 4.13% in 2000 and 3.86% in 1999, a 27 basis point increase. The increase was principally due to a higher level of other borrowings, consisting of FHLB advances , $33.1 million at 5.91% in 2000 compared to $10.2 million at 4.80% in 1999. In addition, the cost of time deposits increased to 5.25% from 5.17% in 1999. The cost of transaction and savings products has not increased to the same degree as time deposits and borrowings.

Other Income
------------

     Other income, excluding net realized gains on sales of securities totaled $1,187,000 for the six months end June 30, 2000, an increase of $345,000 or 40.1% over $842,000 in the same period in 1999. A loan promotion generated $49,000 in revenue in 2000. The Bank through its subsidiary, Norwood Investment Corp. had revenue of $108,000 on commissions from sales of annuities, mutual funds and discount brokerage compared to $49,000 in 1999. Earnings on the increase in cash surrender of value of $3.2 million of Bank owned life insurance, purchased in the fourth quarter of 1999, was $87,000, the proceeds of which are used to fund employee benefit plans. For the six month period, fee income represents 15.3% of total revenue.

Other Expense
-------------

     Other expenses totaled $4,889,000 for the six months ended June 30, 2000 compared to $4,126,000 in 1999, an increase of $760,000. The increase was due in part to additional losses and costs of disposing of vehicles from the auto leasing portfolio of $522,000 in 2000 increasing from $172,000 in 1999. The Stroud Mall Branch, opened in June 1999, had costs of $159,000 which includes salaries, benefits and occupancy costs compared to $15,000 in the prior year. The Company also incurred additional costs of $52,000 related to improvements in local and wide area network communications. Other expense was favorably impacted by a gain on sale of property originally purchased for expansion but no longer needed, of $113,000.


Income Tax Expense
------------------

     Income tax expense totaled $691,000 for an effective tax rate of 27.6% compared to $721,000 and 30.3% for the 1999 period. The decrease in the effective rate is due to higher levels of interest income on municipal securities and increase in the cash surrender value of bank owned life insurance not subject to Federal income tax.


Comparison  of  operating  results for the three  months ended June 30, 2000 and
--------------------------------------------------------------------------------
June 30, 1999
-------------

General
-------

     For the three months ended June 30, 2000 net income was $924,000 or $.56 per share (basic and diluted) compared to $848,000 or $.50 per share (basic and diluted) earned in the second quarter of 1999. The resultant return on average equity (ROE) was 13.43% with a return on average assets (ROA) of 1.16% compared to an ROE of 12.20% and ROA of 1.16% for the second quarter of 1999.

Net Interest Income
-------------------

     Net interest income (fte) for the second quarter of 2000 was $3,386,000 with a net interest spread of 3.84% and net interest margin of 4.48% compared to $3,094,000, 3.72% and 4.35%, respectively in 1999.

     The increase in net interest income was principally due to $17.5 million growth in earning assets and an increase in yield. The yield on earning assets for the three months ended June 30, 2000 was 7.99%, improving from 7.45% in the 1999 period. This was partially offset by rising cost of interest-bearing liabilities, 4.15% in 2000 from 3.73% in 1999.

     Total interest income for the three months ending June 30, 2000 was $6,041,000, an increase of $739,000 from $5,302,000 in 1999. Interest expense for the period in 2000 was $2,655,000, increasing from $2,208,000 in 1999.

Other Income
------------

     Other income, excluding net realized gains on sales of securities transactions totaled $610,000 for the second quarter of 2000, compared to $400,000 for the same period in 1999. The increase was due to higher levels of deposit service charge income, $70,000 as a result of a new officer and account analysis income. Income from fiduciary activities increased $28,000 to $87,000 principally due to estate settlement fees. Commissions on sales of annuities, mutual funds and discount brokerage services was $62,000 in the second quarter of 2000, compared to $18,000 in 1999, as a result of increased volume and higher pay-out ratio from 12.3% in 1999.

Other Expenses
--------------

     Other expenses totaled $2,519,000 for the second quarter of 2000, increasing, from $2,133,000 in 1999. The increase was due in part to additional losses and costs of disposing of vehicles from the auto-leasing portfolio of $327,000 included in other expense, compared to $90,000 in 1999. The Stroud Mall branch, opened in June 1999, had operating costs of $74,000 in 2000, and $15,000 in 1999. Other expenses were favorably impacted by a gain on sale of property originally held for expansion, but no longer needed, of $113,000.

Income Tax Expense
------------------

     Income tax expense totaled $347,000 for an effective tax rate of 27.3% in 2000 decreasing from $369,000 and an effective tax rate of 30.3% in 1999. The decrease in the effective rate is due to higher levels of income on municipal securities and increase in the cash surrender value on bank owned life insurance not subject to Federal income tax.

Item 3  Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Market Risk
-----------

     There were no significant changes for the three months or six months ended June 30, 2000 from the information presented in the Form 10-k for the year-ended December 31, 1999.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 25, 2000. The following incumbent directors were nominated and duly elected to the Board of Directors for a three year term expiring in 2003:

                              For                    Withheld
                              ---                    --------
Charles E. Case:            1,341,815.84             7,200.11
William W. Davis, Jr.:      1,346,493.95             2,522
John E. Marshall:           1,341,566.95             7,459

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

                                       NORWOOD FINANCIAL CORP.

Date:    August 10, 2000               By: /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    August 10, 2000               By: /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)