Form 10-Q
period 2000-09-30
NORWOOD FINANCIAL CORP
filed 2000-11-07
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended September 30, 2000
                                  ------------------
                                       OR

[s] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

Commission file number   0-28366
                         -------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Pennsylvania                                    23-2828306
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                            18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (570) 253-1455
                                                     --------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of October 31, 2000
----------------------------------------                    1,743,935
 common stock, par value $0.10 per share                    ---------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                           Page
                                                                          Number

Part I  - CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
          FINANCIAL CORP.

Item 1.   Financial Statements                                               3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9
Item 3    Qualitative and Quantitative Disclosures about market risk        19

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 20
Item 2.   Changes in Securities                                             20
Item 3.   Defaults upon Senior Securities                                   20
Item 4.   Submission of Matters to a Vote of Security Holders               20
Item 5.   Other Materially Important Events                                 20
Item 6.   Exhibits and Reports on Form 8-K                                  21

Signatures                                                                  22

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                            September 30, December 31,
                                                                 2000         1999
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $   9,925    $   8,430
    Interest bearing deposits with banks                             83          398
    Federal funds sold                                            2,350        1,970
    Securities available for sale                                78,917       78,875
    Securities held-to-maturity (fair value 2000: $7,642
            1999; $7,411)                                         7,482        7,477

    Loans receivable (net of unearned income)                   214,760      205,160
    Less: Allowance for loan losses                               3,334        3,344
                                                              ---------    ---------
   Net loans receivable                                         211,426      201,816
    Bank premises and equipment, net                              6,288        6,739
    Other real estate                                                27          110
    Accrued interest receivable                                   1,962        1,646
    Other assets                                                  7,106        7,366
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 325,566    $ 314,827
                                                              =========    =========

LIABILITIES
    Deposits:
      Non-interest bearing demand                             $  35,192    $  26,848
      Interest-bearing deposits                                 213,197      216,659
                                                              ---------    ---------
          Total deposits                                        248,389      243,507
      Short-term borrowings                                       9,202        8,600
      Other borrowings                                           33,000       30,000
      Accrued interest payable                                    2,461        2,385
      Other liabilities                                           3,296        3,681
                                                              ---------    ---------
TOTAL LIABILITIES                                               296,348      288,173

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,626        4,603
    Retained earnings                                            27,767       25,763
    Treasury stock, at cost (59,889 shares)                      (1,214)      (1,214)
    Unearned ESOP shares                                         (1,230)      (1,359)
    Accumulated other comprehensive income (loss)                  (911)      (1,319)
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 29,218       26,654
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 325,566    $ 314,827
                                                              =========    =========


See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                               Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                               ------------------  -----------------
                                                  2000      1999      2000      1999
                                                  ----      ----      ----      ----
   INTEREST INCOME
   Loans receivable including fees             $ 4,644   $ 4,143   $13,451   $12,029
   Securities                                    1,447     1,309     4,301     3,521
   Federal funds sold and deposits
      with banks                                     3        15        14        62
                                               -------   -------   --------   ------
   Total interest income                         6,094     5,467    17,766    15,612
INTEREST EXPENSE
   Deposits                                      2,079     1,877     6,188     5,772
   Short-term borrowings                            66        82       232       221
   Other borrowed funds                            612       322     1,590       594
                                               -------   -------   -------   -------
 Total interest expense                          2,757     2,281     8,010     6,587
                                               -------   -------   -------   -------
NET INTEREST INCOME                              3,337     3,186     9,756     9,025
PROVISION FOR LOAN LOSSES                          120       110       335       340
                                               -------   -------   -------   -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,217     3,076     9,421     8,685

OTHER INCOME
   Service charges and fees                        384       336     1,102       899
   Income from fiduciary activities                 73        72       227       210
   Net realized gains on sales of securities         1         1         2        59
   Other                                           232       138       547       279
                                               -------   -------   -------   -------
       Total other income                          690       547     1,878     1,447

OTHER EXPENSES
   Salaries and employee benefits                1,091     1,041     3,246     3,033
   Occupancy, furniture & equipment, net           288       325       927       887
    Data processing related                        111       111       320       313
    Taxes, other than income                        69        63       203       189
    Professional fees                               53        57       209       140
    Other                                          842       680     2,438     1,841
                                               -------   -------   -------   -------
        Total other expenses                     2,454     2,277     7,343     6,403

INCOME BEFORE INCOME TAXES                       1,453     1,346     3,956     3,729
INCOME TAX EXPENSE                                 414       426     1,105     1,147
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,039   $   920   $ 2,851   $ 2,582
                                               =======   =======   =======   =======

BASIC  EARNINGS PER SHARE                      $  0.62   $  0.55   $  1.71   $  1.53
                                               =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                     $  0.61   $  0.55   $  1.70   $  1.53
                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) Nine months ended September 30, 1999 and 2000 (dollars in thousands)


                                                                                                     Accumulated
                                                                                          Unearned     Other
                                                  Common             Retained   Treasury    ESOP     Comprehensive
                                                  Stock    Surplus   Earnings    Stock     Shares    Income(loss)      Total
                                                  -----    -------   --------    -----     ------    ------------      -----
Balance, December 31, 1998                         $180     $4,542    $23,240     ($343)    ($1,546)    $1,655        $27,728

Comprehensive income:
  Net Income                                                            2,582                                           2,582
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                          (2,355)        (2,355)
                                                                                                                      -------
              Total comprehensive income                                                                                  227
                                                                                                                      -------
Cash dividends declared, $.42 per share                                  (702)                                           (702)
Stock Options exercised                                         (6)                  49                                    43
Purchase of Treasury Stock                                                         (718)                                 (718)
Release of earned ESOP shares                                   58                              122                       180
                                                   ----     ------    -------   -------     -------     ------        -------
Balance, September 30, 1999                        $180     $4,594    $25,120   ($1,012)    ($1,424)      (700)       $26,758
                                                   ====     ======    =======   ========    ========    ======        =======


                                                                                                     Accumulated
                                                                                          Unearned     Other
                                                  Common             Retained   Treasury    ESOP     Comprehensive
                                                  Stock    Surplus   Earnings    Stock     Shares    Income(loss)      Total
                                                  -----    -------   --------    -----     ------    ------------      -----
Balance, December 31, 1999                         $180     $4,603    $25,763   ($1,214)    ($1,359)      ($1,319)    $26,654

Comprehensive income:
  Net Income                                                            2,851                                           2,851
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                                408         408
                                                                                                                      -------
Total comprehensive income                                                                                              3,259
                                                                                                                      -------
Cash dividends declared, $.51 per share                                  (847)                                           (847)
Release of earned ESOP shares                                   23                              129                       152
                                                   ----     ------    -------   -------     -------         -----     -------
Balance, September 30, 2000                        $180     $4,626    $27,767   ($1,214)    ($1,230)        ($911)    $29,218
                                                   ====     ======    =======   =======     =======        ======     =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL COPR.
Consolidated Statement of changes in Stockholders' Equity (unaudited) Three Months Ended September 1999 and 2000
(dollars in thousands)

                                                                                                     Accumulated
                                                                                          Unearned     Other
                                                  Common             Retained   Treasury    ESOP     Comprehensive
                                                  Stock    Surplus   Earnings    Stock     Shares    Income(loss)      Total
                                                  -----    -------   --------    -----     ------    ------------      -----
Balance June 30, 1999                              $180     $4,580    $24,431     ($805)    ($1,474)      ($295)      $26,617

Comprehensive Income:
  Net Income                                                              920                                             920
  Change in unrealized gains
    (losses) on securities available
    for sale, net of reclassification
    adjustment and tax effects                                                                             (405)         (405)
                                                                                                                      -------
   Total comprehensive income                                                                                             515
                                                                                                                      -------
Cash dividends declared $.14
  per share                                                              (231)                                           (231)
Stock options exercised                                         (6)                  49                                    43
Purchase of treasury stock                                                         (256)                                 (256)
Release of earned ESOP shares                                   20                               50                        70
                                                   ----     ------    -------   -------     -------       -----       -------
Balance, September 30, 1999                        $180     $4,594    $25,120   ($1,012)    ($1,424)      ($700)      $26,758
                                                   ====     ======    =======   =======     =======       =====       =======

                                                                                                     Accumulated
                                                                                          Unearned     Other
                                                  Common             Retained   Treasury    ESOP     Comprehensive
                                                  Stock    Surplus   Earnings    Stock     Shares    Income(loss)      Total
                                                  -----    -------   --------    -----     ------    ------------      -----
Balance, June 30, 2000                             $180     $4,617    $27,292   ($1,214)   ($1,280)       ($1,688)    $27,907

Comprehensive income:
  Net Income                                                            1,039                                           1,039
  Change in unrealized gains
   (losses) on securities available
   for sale, net of reclassification
   and adjustment and tax effects                                                                             777         777
                                                                                                                      -------
 Total comprehensive income                                                                                             1,816
                                                                                                                      -------
Cash dividends declared $.34
  per share                                                              (564)                                           (564)
Release of earned ESOP shares                                    9                              50                         59
                                                   ----     ------    -------   -------    -------          -----     -------
Balance, September 30, 2000                        $180     $4,626    $27,767   ($1,214)   ($1,230)         ($911)    $29,218
                                                   ====     ======    =======   =======    =======          =====     =======

See accompanying notes to the unaudited financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                                  2000        1999
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  2,851    $  2,582
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          335         340
  Depreciation                                                       471         501
  Amortization of intangible assets                                  133         141
  Deferred income taxes                                           (1,084)     (1,367)
  Net realized gain on sales of securities                            (2)        (59)
  Gain(loss) on sale of other real estate, net                      (106)         (9)
  Gain on sale of premises & equipment                                26           -
 Net gain on sale of mortgage loans/servicing rights                (108)         (6)
  Mortgage loans originated for sale                                (769)       (690)
  Proceeds from sale of mortgage loans/servicing rights              877         695
  Decrease (increase) in accrued interest receivable                (316)       (161)
  Increase (decrease) in accrued interest payable                     76        (543)
  (Increase) in cash surrender value of life insurance              (124)          -
Other, net                                                         1,779       2,541
                                                                --------    --------
     Net cash provided by operating activities                     4,039       3,965
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       8,891       7,207
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       4,119      11,925
         Purchases                                               (12,439)    (38,031)
  Net decrease (increase) in loans                               (10,816)    (14,387)
 Purchase of bank premises and equipment, net                       (289)       (262)
 Proceeds from sales of other real estate                            439         197
                                                                --------    --------
            Net cash used in investing activities                (10,095)    (33,351)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                               4,882       6,246
 Net increase (decrease) in short term borrowings                 (1,398)     14,921
 Proceeds from other borrowings                                    5,000      10,000
 Acquisition of treasury stock                                         -        (674)
 Release of ESOP shares                                              (20)        122
 Cash dividends paid                                                (848)       (702)
                                                                --------    --------
         Net cash used in financing activities                     7,616      29,913
                                                                --------    --------
         (Decrease) Increase in cash and cash equivalents          1,560         527

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    10,798      12,598
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 12,358    $ 13,125
                                                                ========    --------


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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or any other interim period.

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

         Cash payments for interest for the period September 30, 2000 and 1999 were $7,934,000 and $6,330,000 respectively. Cash payments for income taxes in 2000 were $1,798,000 compared to $738,000 in 1999. Non-cash investing activity for 2000 and 1999 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $824,000 and $973,000, respectively.

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

Changes in Financial Condition
------------------------------

General
-------
         Total assets at September 30, 2000 were $325.6 million, compared to $314.8 million at year-end 1999.

Securities
----------
         The fair value of securities available for sale at September 30, 2000 was $78.9 million, compared to $78.9 million at year-end 1999. Total purchases for the period were $9.2 million with maturities sales and cashflows of $4.8 million. The cashflow as reinvested in short-term securities and tax-exempt municipal issues.

Loans
-----
         Total loans receivable, which include automobile leases, were $214.8 million at September 30, 2000 compared to $205.2 million at December 31, 1999, an increase of $9.6 million. The increase was net of $1.5 million of a commercial loan participation sold and $636,000 of residential mortgages sold in the secondary market. Indirect lending, principally in used automobiles, increased $10.0 million to total $55.1 million at September 30, 2000.

         The Company no longer originates automobile leases, and as a result, the portfolio declined $8.2 million from December 31, 1999 to $15.8 million at September 30, 2000, which includes residual value of $12.2 million, at September 30, 2000 declining from $17.8 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At September 30, 2000 the Company had an inventory of vehicles to liquidate of $892,000. Total losses incurred on sales of off-lease vehicles included in other expenses was $556,000 for the nine months ended September 30, 2000. The Company's reserve for future residual value losses as classified in other liabilities was $509,000 at September 30, 2000 and compared to $311,000 at December 31, 1999.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                           September 30 , 2000            December 31, 1999
                                         ------------------------      ------------------------
                                              $               %            $               %
                                         ---------          -----      --------          -----
Real Estate-Residential                   $ 62,198           28.9      $ 56,984           27.7
                 Commercial                 54,370           25.3        49,796           24.2
                 Construction                1,706             .8         3,339            1.6
Commercial, financial and agricultural      15,383            7.2        17,440            8.5
Consumer  loans to individuals              65,629           30.4        54,026           26.3
Lease financing, net of unearned income     15,814            7.4        23,974           11.7
                                          --------          -----      --------          -----
         Total loans                       215,100          100.0%      205,559          100.0%
Less:
  Unearned income and deferred fees            340                          399
  Allowance for loan losses                  3,334                        3,344
                                          --------                     --------
Total loans, net                          $211,426                     $201,816
                                          ========                     ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                   At or for the Three         At or for Nine Months
(dollars in thousands)           Months Ended September 30      Ended September 30
                                 -------------------------     -----------------------
                                      2000        1999              2000        1999
                                   -------     -------           -------     -------
Balance, beginning                 $ 3,381     $ 3,326           $ 3,344     $ 3,333
Provision for loan losses              120         110               335         340
Charge-offs                           (200)       (115)             (537)       (466)
Recoveries                              33          22               192         136
                                   -------     -------           -------     -------
Net charge-offs                       (167)        (93)             (345)       (330)
                                   -------     -------           -------     -------
Balance, ending                    $ 3,334     $ 3,343           $ 3,334     $ 3,343
                                   =======     =======           =======     =======

Allowance to total loans              1.55%       1.67%             1.55%       1.67%
Net charge-offs to average loans
    (annualized)                       .31%        .19%             0.22%       0.23%

           The allowance for loan losses totaled $3,334,000 at September 30, 2000 and represented 1.55% of total loans, compared to $3,344,000 at year-end, and $3,343,000 at September 30, 1999. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at September 30, 2000 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At September 30, 2000, non-performing loans totaled $574,000, which is .27% of total loans decreasing from $657,000, or .32% of total loans at December 31, 1999. Non-performing loans consist principally of residential real estate with the largest loan at $292,000. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                     September 30, 2000    December 31, 1999
                                           ------------------    -----------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                       $ 64                  $ 64
  Real Estate                                     492                   513
  Installment                                       -                    19
                                                 ----                  ----
 Total                                            556                   596

 Accruing loans which are contractually
    past due 90 days or more                       18                    61
                                                 ----                  ----
  Total non-performing loans                     $574                  $657
  Other real estate owned                          27                   110
                                                 ----                  ----
  Total non-performing assets                    $601                  $767
                                                 ====                  ====
Allowance for loan losses as a
percent of non-performing loans                  581.8%                508.9%
Non-performing loans to total loans               .27%                  .32%
Non-performing assets to total assets             .18%                  .24%


Deposits
--------
           Total deposits at September 30, 2000 were $248.4 million compared to $243.5 million at December 31, 1999. Non interest bearing checking grew by $8.3 million from year-end with the increase principally in seasonal transactions for summer camps, property owners associations, local municipalities and school districts. The growth was partially offset by scheduled maturities of school district time deposits which declined $12.4 million. In addition, the Company had $8.2 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities. The Company considers these balances as a source of core funding.

Other Borrowings
----------------

Other borrowings consisted of the following:

Notes with the Federal Home Loan Bank (FHLB)

                                                September 30, 2000
                                                ------------------
Fixed note due October 2000 6.65%                    $ 5,000
Fixed note due February 2001 6.46%                     6,000
Convertible note due April 2005 6.13%                  5,000
Fixed note due January 2001 6.68%                      2,000
Convertible note due December 2006 6.19%               5,000
Convertible note due April 2009 4.83%                  5,000
Convertible note due April 2009 5.07%                  5,000
                                                     -------
                                                     $33,000
                                                     =======

The Bank has a maximum borrowing capacity with the FHLB of $76.5 million.

Stockholders' Equity and Capital Ratios
---------------------------------------
           At September 30,2000, total stockholders' equity totaled $29.2 million, an increase of $2.6 million from year-end 1999. The net increase in stockholders' equity was primarily due to $2,851,000 in net income, that was partially offset by $847,000 of dividend payments and $408,000 of other comprehensive income due to a decline in market value of the available for sale securities (primarily the mortgage-backed securities portfolio). The increase in market value of the investment securities available for sale will not affect the Company's net income unless the securities are sold. The Company currently plans to hold these securities until maturity or until the market values of these securities increase. Accordingly, the Company does not expect, though there is no assurance, that the investment in these securities will affect net income in future periods. A comparison of the Company's capital ratios is as follows:

                                     September 30, 2000       December 31, 1999
                                     ------------------       -----------------
Tier 1 Capital
    (To average assets)                  9.06%                      9.15%
Tier 1 Capital
    (To risk-weighted assets)           12.53%                     11.98%
Total Capital
    (To risk-weighted assets)           14.01%                     13.50%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at September 30, 2000.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                            Nine Months Ended September 30,
                                                        ---------------------------------------------------------------------------
                                                                       2000                                      2000
                                                        -------------------------------------     ---------------------------------
                                                         Average                     Average      Average                 Average
                                                         Balance     Interest         Rate        Balance      Interest    Rate
                                                         -------     --------        -------      -------      --------   -------
                                                           (2)          (1)           (3)           (2)          (1)        (3)
Assets
Interest-earning assets:
   Federal funds sold                                       $205           $9         5.85%        $1,506         $47      4.16%
   Interest bearing deposits with banks                      243            5         2.74            911          15      2.20
   Securities held-to-maturity                             7,479          486         8.66          7,647         491      8.56
   Securities available for sale:
     Taxable                                              76,972        3,836         6.64         67,164       3,107      6.17
     Tax-exempt                                            3,965          219         7.36          2,731         137      6.69
                                                        --------      -------                     -------     -------
        Total securities available for sale               80,937        4,055         6.68         69,895       3,244      6.19
     Loans receivable (4) (5)                            209,923       13,476         8.56        193,868      12,062      8.30
                                                        --------      -------                    --------     -------
        Total interest earning assets                    298,787       18,031         8.05%       273,827      15,859      7.72%
Non-interest earning assets:
   Cash and due from banks  . . . . . . . .. . . .         7,003                                    7,056
   Allowance for loan losses . . . . . . . . . . .        (3,376)                                  (3,353)
   Other assets. . . . . . . . . . . . . . . . . .        15,412                                   12,553
                                                        --------                                 --------
   Total non-interest earning assets                      19,039                                   16,256
                                                        --------                                 --------
Total Assets                                            $317,826                                 $290,083
                                                        ========                                 ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits. . . . . . . .       $60,786        1,124         2.47%       $57,509       1,037      2.40%
   Savings  . . . . .. . . . . . . . . . . . . . .        42,801          703         2.19         42,680         697      2.18
   Time  . . . . . . . . . . . . . . . . . . . . .       109,054        4,361         5.33        104,680       4,038      5.14
                                                        --------      -------                    --------     -------
      Total interest bearing deposits                    212,641        6,188         3.88        204,869       5,772      3.76
Short-term borrowings                                      7,471          232         4.14          8,950         221      3.29
Other borrowings                                          35,151        1,590         6.03         15,016         594      5.27
                                                        --------      -------                    --------     -------
   Total interest bearing liabilities                    255,263        8,010         4.18%       228,835       6,587      3.84%
Non-interest bearing liabilities:
   Demand deposits                                        29,384                                   27,787
   Other liabilities                                       5,697                                    5,922
                                                        --------                                 --------
      Total non-interest bearing liabilities              35,081                                   33,709
   Shareholders' equity                                   27,482                                   27,539
                                                          ------                                 --------
Total Liabilities and Shareholders' Equity              $317,826                                 $290,083
                                                        ========                                 ========

Net interest income (tax equivalent basis)                             10,021         3.86%                     9,272      3.88%
                                                                                    ======                               ======
Tax-equivalent basis adjustment                                          (265)                                   (247)
                                                                      -------                                 -------
Net interest income                                                   $ 9,756                                  $9,025
                                                                      =======                                 =======
Net interest margin (tax equivalent basis)                                            4.47%                                4.51%
                                                                                    ======                               ======

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

                                                    Increase/(Decrease)
                                     Nine months ended September 30, 2000 compared to
                                            Nine months ended September 30, 1999
                                                     Variance due to
                                               Volume     Rate        Net
                                            -------------------------------
                                                 (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ......................   $   (60)   $    22   $   (38)
 Interest bearing deposits with banks ....       (15)         5       (10)
 Securities held to maturity .............       (13)         8        (5)
 Securities available for sale:
    Taxable ..............................       477        252       729
    Tax-exempt securities ................        67         15        82
                                             -------    -------   -------
       Total securities ..................       544        267       811
 Loans receivable ........................     1,022        392     1,414
                                             -------    -------   -------
   Total interest earning assets .........     1,478        694     2,172

Interest bearing liabilities:
  Interest-bearing demand deposits .......        60         27        87
  Savings ................................         2          4         6
  Time ...................................       172        151       323
                                             -------    -------   -------
      Total interest bearing deposits ....       234        182       416
 Short-term borrowings ...................       (55)        66        11
Other borrowings .........................       900         96       996
                                             -------    -------   -------
 Total interest bearing liabilities ......     1,079        344     1,423

Net interest income (tax-equivalent basis)   $   399    $   350   $   749
                                             =======    =======   =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2000 and
----------  ------------  -----------------------------  ---------  ------------
September 30, 1999
------------------

General
-------
           For the nine months ended September 30, 2000, net income totaled $2,851,000 or $1.71 basic earnings per share (eps) and diluted eps of $1.70, compared to $2,582,000 or $1.53 eps (basic and diluted) earned for the similar period in 2000. The resulting return on average equity and average assets were 13.83% and 1.20% respectively, compared to 12.50% and 1.19% for nine months of 1999.

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the nine months ending September 30, 2000 was $10,021,000 compared to $9,272,000 in 1999, an increase of $749,000 or 8.1%. The resultant fte net interest spread and net interest margin for 2000 was 3.86% and 4.47% respectively, compared to 3.88% and 4.51% in 1999.
           Interest income (fte) for the nine months ended September 30, 2000 totaled $18,031,000 increasing $2,172,000 or 13.7% from $15,859,000 in 1999. The increase was due to $25,0 million growth in average earning assets and the yield on earning assets improving 33 basis points to 8.05% in 2000 compared to 7.72% in 1999.
           Securities available for sale averaged $80.9 million for nine months 2000 compared to $68.9 million in 1999 with the increase principally due to higher levels of mortgage backed securities. The yield also increased to 6.63% from 6.19% in 1999 principally due to the generally higher interest rate environment, which began in the third quarter of 1999. Average loans for the nine month period in 2000 were $209.9 million, with interest income of $13,476,000 and yield of 8.56% compared to $193.9 million, $12,062,000 and
8.30%, respectively, in 1999. The increase in loan income was partially due to the higher prime rate of interest of 9.50% at September 30, 2000 compared to 8.50% in 1999.
           Total interest expense for the nine months ended September 30, 2000 was $8,010,000 increasing $1,423,000 from $6,587,000 in 1999. The resulting of cost of funds for 2000 was 4.18% increasing 34 basis points from 3.84% in 1999. The increase was principally due to higher level of other borrowings consisting of FHLB advances, $35.1 million at 6.03% in 2000 compared to $15.0 million at 5.27% in 1999. The proceeds of the borrowings were used in part to fund purchases of securities available for sale. In addition, the cost of time deposits increased to 5.33% from 5.14% in 1999. reflecting the higher interest rate environment in 2000. The cost of transaction and savings products has not increased to same degree as time deposits and borrowings whose rates are more market driven.
Detailed changes regarding net interest income are contained in tables at pages 13 and 14.

Other Income
------------
           Other income, excluding net realized gains on sales of securities totaled $1,876,000 for the nine months end September 30, 2000, an increase of $488,000 or 35.2% over $1,388,000 in the same period in 1999. A loan promotion generated $49,000 in revenue in 2000. The Bank through its subsidiary, Norwood Investment Corp. had revenue of $155,000 on commissions from sales of annuities, mutual funds and discount brokerage compared to $114,000 in 1999. Earnings on the increase in cash surrender of value of $3.2 million of Bank owned life insurance, purchased in the fourth quarter of 1999, was $131,000, the proceeds of which are used to fund employee benefit plans. During the third quarter, the Company sold its portfolio of mortgage servicing rights for a net gain of $105,000. For the nine month period, fee income represents 18.7% of total revenue.

Other Expense
-------------
           Other expenses totaled $7,343,000 for the nine months ended September 30, 2000 compared to $6,403,000 in 1999, an increase of $940,000. The increase was due in part to losses, additions to the reserve for future losses and costs of disposing of vehicles from the auto leasing portfolio of $797,000 in 2000 increasing from $307,000 in 1999. The Stroud Mall Branch, opened in June 1999, had costs of $241,000 which includes salaries, benefits and occupancy costs compared to $74,000 in the prior year. The Company also incurred additional costs of $52,000 related to improvements in local and wide area network communications. Other expense was favorably impacted by a gain on sale of property originally purchased for expansion but no longer needed, of $113,000. The cost of opening new branch office in Lords Valley in August 2000 was $36,000, which includes salaries, occupancy costs and other expense.


Income Tax Expense
------------------
           Income tax expense totaled $1,105,000 for an effective tax rate of 27.9% compared to $1,147,000 and 30.1% for the 1999 period. The decrease in the effective rate is due to higher levels of interest income on municipal securities and increase in the cash surrender value of bank owned life insurance not subject to Federal income tax.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                      Three Months Ended September 30
                                                       -----------------------------------------------------------------------------
                                                                       2000                                       1999
                                                       ----------------------------------        -----------------------------------

                                                         Average                   Average         Average                  Average
                                                         Balance     Interest       Rate           Balance      Interest     Rate
                                                         -------     --------    ----------        -------      --------    --------
                                                           (2)          (1)       (3)                (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                        $51           $1         7.84%         $1,039         $10         3.85%
   Interest bearing deposits with banks                      107            2         7.48             598           5         3.34
   Securities held-to-maturity                             7,481          162         8.66           7,649         164         8.58
   Securities available for sale:
     Taxable                                              76,857        1,279         6.66          73,069       1,169         6.40
     Tax-exempt                                            4,907           92         7.50           3,154          50         6.34
                                                        --------      -------                     --------     -------
        Total securities available for sale               81,764        1,371         6.71          76,223       1,219         6.40
     Loans receivable (4) (5)                            213,271        4,647         8.72         198,267       4,161         8.39
                                                        --------        -----         8.17%       --------       -----
        Total interest earning assets                    302,674        6,183                      283,776       5,559         7.84%
Non-interest earning assets:
   Cash and due from banks . . . . . . . . . . . .         7,334                                     7,790
   Allowance for loan losses . . . . . . . . . . .        (3,366)                                   (3,371)
   Other assets. . . . . . . . . . . . . . . . . .        15,174                                    11,887
                                                        --------                                  --------
   Total non-interest earning assets                      19,142                                    16,306
                                                        --------                                  --------
Total Assets                                            $321,816                                  $300,082
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits. . . . . . . .       $63,621          402         2.53%        $61,050         374         2.45%
   Savings  . . . . .. . . . . . . . . . . . . . .        43,170          238         2.21          43,861         242         2.21
   Time  . . . . . . . . . . . . . . . . . . . . .       104,752        1,439         5.49          99,341       1,262         5.08
                                                        --------      -------                     --------     -------
      Total interest bearing deposits                    211,543        2,079         3.93         204,252       1,878         3.68
Short-term borrowings                                      7,447           66         3.55           7,301          59         3.23
Other borrowings                                          37,753          612         6.48          25,207         344         5.46
                                                        --------          ---                       ------  -      ---
   Total interest bearing liabilities                    256,743        2,757         4.30%        236,760       2,281         3.85%
Non-interest bearing liabilities:
   Demand deposits                                        31,101                                    30,376
   Other liabilities                                       5,545                                     5,407
                                                        --------                                  --------
      Total non-interest bearing liabilities              36,646                                    35,783
   Shareholders' equity                                   28,427                                    27,539
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $321,816                                  $300,082
                                                        ========                                  ========

Net interest income (tax equivalent basis)                              3,426         3.88%                      3,278         3.98%
                                                                                     =====                                    =====
Tax-equivalent basis adjustment                                           (89)                                     (92)
                                                                      -------                                   ------
Net interest income                                                   $ 3,337                                   $3,186
                                                                      =======                                   ======
Net interest margin (tax equivalent basis)                                            4.53%                                    4.62%
                                                                                     =====                                    =====

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

                                                  Increase/(Decrease)
                                   Three months ended September 30, 2000 compared to
                                         Three months ended September 30, 1999
                                                 Variance due to
                                             Volume    Rate      Net
                                            --------------------------
                                               (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ......................   $ (44)   $  35    $  (9)
 Interest bearing deposits with banks ....     (21)      18       (3)
 Securities held to maturity .............      (9)       7       (2)
 Securities available for sale:
    Taxable ..............................      62       48      110
    Tax-exempt securities ................      32       10       42
                                             -----    -----    -----
       Total securities ..................      94       58      152
 Loans receivable ........................     323      163      486
                                             -----    -----    -----
   Total interest earning assets .........     343      281      624

Interest bearing liabilities:
  Interest-bearing demand deposits .......      16       12       28
  Savings ................................      (4)      (0)      (4)
  Time ...................................      71      106      177
                                             -----    -----    -----
      Total interest bearing deposits ....      83      118      201
 Short-term borrowings ...................       1        6        7
Other borrowings .........................     195       73      268
                                             -----    -----    -----
 Total interest bearing liabilities ......     279      197      476

Net interest income (tax-equivalent basis)   $  64    $  84    $ 148
                                             =====    =====    =====

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of operating  results for the three months ended  September 30, 2000
--------------------------------------------------------------------------------
and September 30, 1999
----------------------

General
-------
           For the three months ended September 30, 2000 net income was $1,039,000 or $.62 per share basic and $.61 per share diluted compared to $920,000 or $.55 per share (basic and diluted) earned in the third quarter of 1999. The resultant return on average equity (ROE) was 14.62% with a return on average assets (ROA) of 1.29% compared to an ROE of 13.70% and ROA of 1.23% for the second quarter of 1999.

Net Interest Income
-------------------
           Net interest income (fte) for the third quarter of 2000 was $3,426,000 with a net interest spread of 3.88% and net interest margin of 4.53% compared to $3,278,000, 3.98% and 4.62%, respectively in 1999.
           The increase in net interest income was principally due to $18.9 million growth in earning assets and an increase in yield. The yield on earning assets for the three months ended September 30, 2000 was 8.17%, improving from 7.84% in the 1999 period. This was partially offset by rising cost of interest-bearing liabilities, 4.30% in 2000 from 3.85% in 1999.
           Total interest income for the three months ending September 30, 2000 was $6,183,000, an increase of $624,000 from $5,559,000 in 1999. Interest expense for the period in 2000 was $2,757,000, increasing from $2,281,000 in 1999.
           Detailed changes regarding net interest income are contained in the tables on pages 17 and 18.

Other Income
------------
           Other income, excluding net realized gains on sales of securities transactions totaled $689,000 for the third quarter of 2000, compared to $546,000 for the same period in 1999. The increase was due to higher levels of deposit service charge income, $48,000 as a result of a new office in Stroudsburg and the implementation of account analysis income. During the third quarter the Company sold its portfolio of mortgage servicing rights for a net gain of $105,000.

Other Expenses
--------------
           Other expenses totaled $2,454,000 for the third quarter of 2000, compared to $2,227,000 for the same period in 1999. The increase was due in part to additional losses and costs of disposing of vehicles from the auto-leasing portfolio of $274,000 included in other expense, compared to $127,000 in 1999. The Company opened a new office in September 2000 with expenses of $36,000.

Income Tax Expense
------------------
           Income tax expense totaled $414,000 for an effective tax rate of 28.5% in 2000 decreasing from $426,000 and an effective tax rate of 31.6% in 1999. The decrease in the effective rate is due to higher levels of income on municipal securities and increase in the cash surrender value on bank owned life insurance not subject to Federal income tax.

Item 3  Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

Market Risk
-----------
         There were no significant changes for the three months or nine months ended September 30, 2000 from the information presented in the Form 10-k for the year-ended December 31, 1999.

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

                                    NORWOOD FINANCIAL CORP.

Date:    November 7, 2000             By:/s/William W. Davis, Jr.
                                         ---------------------------------------
                                         William W. Davis, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:    November 7, 2000             By:/s/Lewis J. Critelli
                                         ---------------------------------------
                                         Lewis J. Critelli
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)