Form 10-K405
period 2000-12-31
NORWOOD FINANCIAL CORP
filed 2001-03-22
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000,
                               -----------------

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the  transition  period from        to       .
                                                           ------    ------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             ( Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                  23-2828306
---------------------------------------------             ------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
  or Organization)                                        Identification No.)

717 Main Street, Honesdale, Pennsylvania                        18431
----------------------------------------                  ------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:              (570) 253-1455
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained,
                              ---
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 2001, there were 1,743,993 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 16, 2001, was $26,207,726 ($19 per share based on 1,379,354 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2000. (Parts I, II, and IV)
2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

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

Item 1.  Business.

General

         Norwood Financial Corp. (the "Company") is a Pennsylvania corporation organized in November 1995 at the direction of Wayne Bank ("Wayne Bank" or the "Bank") to facilitate the reorganization of the Bank into the holding company form of organization ("Reorganization"). On March 29, 1996, the Bank completed the Reorganization and became a wholly owned subsidiary of the Company. At December 31, 2000, the Company had total assets, deposits, and stockholders' equity of $326.7 million, $253.0 million, and $31.4 million, respectively.

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

         The Bank is an independent community-oriented bank with six offices in Wayne County, three offices in Pike County and one office in Monroe County. The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates eleven automated teller machines with ten in branch locations and one remote service facility.


Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Wayne, Pike and Monroe Counties, Pennsylvania. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market
conditions  and  comes  from  other  insured  financial   institutions  such  as
commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

         As of December 31, 2000, the Bank had 120 full-time and 11 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, longer term fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank"s portfolio subject to certain internal guidelines. Fixed rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank does a significant level of indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania.

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

         Adjustable-rate loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate may also be limited by the maximum periodic interest rate adjustment permitted in certain adjustable-rate mortgage loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. These risks have not had an adverse effect on the Bank.

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

         Leasing entails residual value risk in addition to credit risk. The residual value is the pre-determined value of the vehicle at the end of the lease term established at the inception of the lease. The Bank sets the residual value based on the Automotive Leasing Guide (ALG). At the end of the lease a customer may buy the vehicle at the residual value, use as a trade-in for another vehicle or return it to the Bank. The Bank disposes of returned vehicles through various dealer and automobile auctions. Since the third quarter of 1999, the Bank no longer originates automobile leases.

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.
                               --------------------------------

                                                                     At December 31,
                        -----------------------------------------------------------------------------------------------------
                                2000                 1999                  1998                 1997               1996
                        --------------------  -----------------    -----------------     -----------------  -----------------
                            $          %          $         %           $        %          $          %       $          %
                        --------     -----    --------    -----     --------  ------     -------    ------  --------   ------
                                                                (Dollars in Thousands)
Type of Loans:
-------------
Commercial,
  Financial and
  Agricultural........  $ 17,102       7.9    $ 15,672      7.6     $ 25,559    13.6    $ 26,589      14.2  $ 29,680     16.7
Real Estate-
  Construction........     2,425       1.1       3,339      1.6        3,046     1.6       2,046       1.1     1,602      0.9
     Residential......    59,517      27.5      56,967     27.7       52,392    27.7      54,227      29.0    54,547     30.8
     Commercial.......    56,815      26.2      51,562     25.1       30,734    16.4      32,986      17.7    36,852     20.8

Lease financing,
  net of unearned
  income..............    13,644       6.3      23,974     11.7       33,860    18.0      33,877      18.1    17,048      9.6
Consumer Loans to
  Individuals.........    67,286      31.0      54,045     26.3       42,061    22.7      37,082      19.9    37,503     21.2
                         -------     -----     -------    -----      -------   -----     -------     -----   -------    -----
Total Loans              216,789     100.0     205,559    100.0      187,652   100.0     186,807     100.0   177,232    100.0
                                     =====              =======                =====                 =====              =====
Less: unearned
  income and
  deferred fees........      312                   399                   733               1,167               2,611
Allowance for
  loan losses..........    3,300                 3,344                 3,333               3,250               2,616
                        --------              --------              --------            --------            --------
Total loans, net.....   $213,177              $201,816              $183,586            $182,390            $172,005
                        ========              ========              ========            ========            ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2000. Scheduled repayments are reported in the maturity category in which payment is due.

                                     Less than   One to       Over
                                     One Year   Five Years  Five Years    Total
                                     --------   ----------  ----------    -----
                                              (Dollars in thousands)
Commercial, Financial
  and Agricultural .............     $ 1,435     $ 6,683     $ 8,984     $17,102
Real Estate-
  Construction .................       2,425          --          --       2,425
Commercial .....................      11,217      19,423      26,175      56,815
                                     -------     -------     -------     -------
      Total ....................     $15,077     $26,106     $35,159     $76,342
                                     =======     =======     =======     =======

Loans with fixed-rate ..........     $ 5,085     $ 8,159     $ 7,020     $20,264
Loans with floating
  rates ........................       9,992      17,947      28,139      56,078
                                     -------     -------     -------     -------
      Total ....................     $15,077     $26,106     $35,159     $76,342
                                     =======     =======     =======     =======

         Non-performing Assets. The following table sets forth information regarding non-accrual loans, other real estate owned ("OREO"), and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated and restructured loans. The Bank had no troubled debt restructurings as defined in Statement of Financial Accounting Standards ("SFAS") No. 115, and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. For the year ended December 31, 2000, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $64,000 of which $0 was collected.

                                                                At December 31,
                                               -----------------------------------------------
                                                 2000      1999      1998      1997       1996
                                                 ----      ----      ----      ----       ----
                                                             (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other .................   $   64    $   64    $   65    $  963    $1,633
  Real estate ..............................      518       513       503     1,112     1,790
  Consumer .................................       --        19        20        33        28
                                               ------    ------    ------    ------     -----
Total ......................................   $  582    $  596    $  588    $2,108    $3,451

Accruing loans which are contractually past-
due 90 days or more:
   Commercial and all other ................   $   --    $   --    $   --    $   44    $   38
   Real estate .............................       34        --        --        --        --
   Consumer ................................       64        61        34        23         4
                                               ------    ------    ------    ------     -----
Total ......................................   $   98    $   61    $   34    $   67    $   42

Total non-performing loans .................   $  680    $  657       622    $2,175     3,493
Other real estate owned ....................       27       110       204    $  537     2,283
                                               ------    ------    ------    ------     -----
Total non-performing assets ................   $  707    $  767    $  826    $2,712    $5,776
                                               ======    ======    ======    ======     =====
Total non-performing loans to total loans ..      .31%      .32%      .33%     1.17%     2.00%
Total non-performing loans to total assets .      .21%      .21%      .22%      .83%     1.34%
Total non-performing assets to total assets.      .22%      .24%      .30%     1.03%     2.22%

         Potential Problem Loans. As of December 31, 2000, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. The Company's non-accrual policy is herewith cross-referenced to Financial Statements Note 1 incorporated by reference.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                              Year Ended December 31,
                                                           -------------------------------------------------------------
                                                             2000         1999         1998         1997          1996
                                                           --------    --------      --------     --------      --------
Total loans receivable net of unearned income.........     $216,477    $205,160      $186,919     $185,640      $174,621
                                                           ========    ========      ========     ========      ========
Average loans receivable..............................      211,174     196,005       186,877      183,625       160,517
                                                            =======     =======       =======      =======       =======
Allowance balance at beginning of period..............       $3,344      $3,333        $3,250       $2,616       $ 2,125
Charge-offs:
   Commercial and all other...........................          ---         (12)         (294)        (380)         (820)
   Real estate........................................           (9)        (17)          (14)        (119)         (226)
   Consumer...........................................         (589)       (419)         (366)        (264)         (320)
   Leases.............................................         (170)       (184)         (115)         (67)           --
                                                            -------     -------       -------      -------       -------
Total.................................................         (768)       (632)         (789)        (830)       (1,366)
                                                            -------     -------       -------      -------       -------
Recoveries:
  Commercial and all other............................           54          74            89           72            71
  Real estate.........................................           73          --             7            3            16
  Consumer............................................           88          83            50           34            60
  Leasing.............................................           29          16             6          ---           ---
                                                            -------     -------       -------      -------       -------
   Total..............................................          244         173           152          109           147
                                                            -------     -------       -------      -------       -------
Provision expense.....................................          480         470           720        1,355         1,710
                                                            -------     -------       -------      -------       -------
Allowance balance at end of period....................       $3,300      $3,344        $3,333       $3,250        $2,616
                                                             ======      ======        ======       ======        ======
Allowance for loan losses as a percent
  of total loans outstanding..........................         1.52%       1.63%        1.78%        1.75%         1.50%
                                                              =====       =====        ======       ======        =====
Net loans charged off as a percent of
  average loans outstanding...........................          .25%        .23%          .34%       .39%           .76%
                                                              =====       =====        ======       ======        =====

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                               At December 31,
                  ------------------------------------------------------------------------------------------------
                            2000                1999               1998             1997              1996
                  ----------------------  -----------------  ----------------  ----------------  -----------------
                                                           (Dollars in thousands)
                                 % of               % of              % of              % of              % of
                                 Loans              Loans             Loans             Loans             Loans
                               to Total            to Total          to Total          to Total          to Total
                    Amount       Loans      Amount  Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------       -----      ------  -----    ------   -----    ------   -----    ------   -----
Commercial,
  financial and
  agricultural        $  345      7.9%     $  376     7.6%   $  346    13.6%  $  610     14.2%   $  871   16.7%
Real estate -
  construction            40      1.1          31     1.6        23     1.6       15      1.1        38    0.9
Real estate -
  mortgage             1,314     53.7       1,171    52.8       647    44.1      641     46.7       727   51.6
Consumer loans
   to individuals        719     31.0         551    26.3       442    22.7      276     19.9       260   21.2
Lease Financing          118      6.3         180    11.7       254    18.0      169     18.1        85    9.6
Unallocated              764       --       1,035      --     1,621      --    1,539       --       635     --
                      ------    -----       ------  -----    ------   -----   ------    -----    ------  -----
     Total            $3,300    100.0%     $3,344   100.0%   $3,333   100.0%  $3,250    100.0%   $2,616  100.0%
                      ======    =====       ======  =====    ======   =====   ======    =====    ======  =====

----------------
(1)  Includes specific reserves for assets classified as loss.

Investment Activities

         General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

     Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

                                                         At December 31,
                                                   -----------------------------
(Dollars in thousands)                               2000      1999       1998
                                                   --------   -------    -------
 Securities:
 (carrying value)

 U.S. Treasury Securities .....................    $   ---    $ 3,988    $ 5,581
 U.S.  Government
 Agencies .....................................     20,879     18,170     19,628
 State and  political
  subdivisions ................................     15,993     12,151     11,456
 Corporate Notes and bonds ....................      7,953      2,307      1,789
 Mortgage-backed Securities ...................     38,152     45,523     28,326
 Equity Securities ............................      4,153      4,213      3,135
                                                   -------    -------    -------
    Total  Securities .........................    $87,130    $86,352    $69,915
                                                   =======    =======    =======
Fair value of
 Securities ...................................    $87,432    $86,286    $70,421
                                                   =======    =======    =======

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 2000. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on mortgage backed securities is based upon expected average lives rather than contractual terms. Equity securities with no stated maturity are classified as "one year or less."

Investment Portfolio Maturities

                                                       After            After
                                                     one through      five through                           Total
                                One year or Less     five years        ten years       After ten years   Investment Securities
                                ---------------- ----------------- ----------------- ------------------  ---------------------

                                Carrying Average Carrying  Average Carrying  Average Carrying   Average  Carrying   Average
(Dollars in thousands)            Value   Yield    Value    Yield    Value    Yield    Value     Yield     Value     Yield
----------------------            -----   -----    -----    -----    -----    -----    -----     -----     -----     -----


U.S. Government Agencies        $ 1,995   5.57%   $13,999   6.40%   $ 2,963   6.40%  $ 1,922    6.42%    $20,879     6.32%
Obligations of state
  and political subdivisions        ---    ---      1,697   6.99%       867   7.63%   13,429    7.57%     15,993     7.51%
Mortgage-backed Securities        4,010   6.56%    13,712   6.55%     9,203   6.59%   11,227    6.63%     38,152     6.59%
Corporate Securities                ---    ---      6,577   7.15%       465   6.68%      911    7.66%      7,953     7.18%
Equity Securities                 4,153   5.92%       ---    ---        ---    ---       ---     ---       4,153     5.92%
                                -------           -------           -------          -------             -------
  Total Investment Securities   $10,158   6.11%   $35,985   6.62%   $13,498   6.62%  $27,489    7.11%    $87,130     6.72%
                                =======   ====    =======   ====    =======   ====   =======    ====     =======     ====

Deposit Activities.

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit and ACH activity. The Bank operates ten automated teller machines and is affiliated with MAC, PLUS and CIRRUS networks.

Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2000.

           (Dollars in thousands)                       Certificates
           Maturity Period                               of Deposit
           ---------------                               ----------

           Within three months...........................  $17,144
           Over three through six months.................    4,947
           Over six through twelve months.................   7,298
           Over twelve months.............................   2,342
                                                           -------
                                                           $31,731
                                                           =======

Short-Term Borrowings

The following table sets forth information concerning only short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(Dollars in thousands)                                           Year ended December 31,

                                                              -----------------------------
                                                               2000       1999       1998
                                                               ----       ----       ----
Short term borrowings:
   Average balance outstanding ...........................   $ 6,914    $ 8,187    $ 7,645
   Maximum amount outstanding at any
     month-end during the period .........................     9,347      8,600     14,284
   Weighted average interest rate during
     the period ..........................................     4.38%      3.66%      4.64%
   Total short-term borrowings at end of
     the period ..........................................   $ 7,860    $ 8,600    $ 7,776


Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 2000, the Bank acted as trustee for $54.5 million of assets of which $27.4 million is non-discretionary with no investment authority.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. ("NIC"), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC"s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Nathan & Lewis Securities, Inc. a registered broker/dealer. NIC had sales volume of $6.8 million in 2000, generating revenues of $202,000.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank through WTRO foreclosed upon in 1998. The majority of the foreclosed real estate was sold in the third quarter of 1998. The Company had little activity in 2000.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company, as a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve") and by the Pennsylvania Department of Banking (the "Department"). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

         Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

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

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

         Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve's bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

         Financial Modernization. The Gramm-Leach-Bliley Act, which was enacted in November 1999 and most provisions of which became effective in March 2000 (the "Act"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

Regulation of the Bank

         General. As a Pennsylvania chartered, Bank Insurance Fund ("BIF") insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

         Pennsylvania Bank Law. The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the BIF and (2) the bank meets all applicable capital requirements.

         Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers two separate insurance funds, the BIF, which generally insures commercial bank and state savings bank deposits, and the Savings Insurance Fund ("SAIF"), which generally insures savings association deposits. The Bank is a member of the BIF and its deposit accounts are insured by the FDIC, up to prescribed limits.

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2000, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank's allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier I capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2000.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2000, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2000, the Bank met its reserve requirements.

         Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends which cause the Bank's retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

         The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

Item  2.  Description of Properties
-----------------------------------

         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and nine additional branch offices. The Bank's total investment in office property and equipment is $ 10.6 million with a net book value of $6.2 million at December 31, 2000. The Bank currently operates automated teller machines at all ten of its facilities and one automated teller machine only location. The Bank leases three of its locations with minimum lease commitments of $435,000 through 2006. The three locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

         The above-captioned information appears under "Selected Financial and Other Data" in the Annual Report, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under Management"s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

         The above-captioned information appears under Management"s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's consolidated financial statements listed in Item 14 are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

   None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" in the 2001 Proxy Statement are incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof-- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Certain Relationships and Related Transactions".

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000, together with the related notes and the independent auditors' report of Beard Miller &Company, LLP., independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                3(i)   Articles of Incorporation of Norwood Financial Corp.*
                3(ii)  Bylaws of Norwood Financial Corp.*
                4.0    Specimen Stock Certificate of Norwood Financial Corp.*
               10.1    Amended Employment Agreement with William W.Davis, Jr.
               10.2    Amended Employment Agreement with Lewis J. Critelli
               10.3    Form of Change-in-Control Severance Agreement with nine key employees of the Bank*
               10.4    Consulting Agreement with Russell L. Ridd**
               10.5    Wayne Bank Stock Opton Plan
               10.6    Salary Continuation Agreement between the Bank and William W.
                         Davis, Jr.
               10.7    Salary Continuation Agreement between the Bank and Lewis J. Critelli
               10.8    Salary Continuation Agreement between the Bank and Edward C. Kasper
               10.9    1999 Directors Stock Compensation Plan
               13      Portions of the Annual Report to Stockholders
               21      Subsidiaries of Norwood Financial Corp. (see Item 1. Business General and " Subsidiary Activity)
               23      Consent of Independent Accountants.

          (b)  Reports on Form 8K - None

-------------------------


* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant"s Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NORWOOD FINANCIAL CORP

Dated:  March 22, 2001                      By:/s/William W. Davis, Jr.
                                               ---------------------------------
                                               William W. Davis, Jr.
                                               President, Chief Executive
                                               Officer and Director
                                               (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


By:   /s/William W. Davis, Jr.                                By:      /s/Lewis J. Critelli
      --------------------------------------                           --------------------------------------------
      William W. Davis, Jr.                                            Lewis J. Critelli
      President, Chief Executive Officer                               Executive Vice President and Chief Financial Officer
        and Director                                                   (Principal Financial and Accounting Officer)
      (Principal Executive Officer)



By:   /s/Charles E. Case                                      By:
      --------------------------------------                           --------------------------------------------
      Charles E. Case                                                  John E. Marshall
      Director                                                         Director



By:   /s/Daniel J. O'Neill                                    By:      /s/Dr. Kenneth A. Phillips
      --------------------------------------                           --------------------------------------------
      Daniel J. O'Neill                                                Dr. Kenneth A. Phillips
      Director                                                         Director


By:   /s/Gary P. Rickard                                      By:      /s/Russell L. Ridd
      --------------------------------------                           --------------------------------------------
      Gary P. Rickard                                                  Russell L. Ridd
      Director                                                         Director


By:   /s/Harold A. Shook                                      By:      /s/Richard L. Snyder
      --------------------------------------                           --------------------------------------------
      Harold A. Shook                                                  Richard L. Snyder
      Director                                                         Director