Form 10-Q
period 2001-03-31
NORWOOD FINANCIAL CORP
filed 2001-05-14
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended March 31, 2001
                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    --------------------------

Commission file number   0-28366
                      -----------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of April 30, 2001
---------------------------------------      -----------------------------------
common stock, par value $0.10 per share                1,746,633

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                              March 31,   December 31,
                                                                 2001         2000
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $   6,239    $   8,991
    Interest bearing deposits with banks                            196          153
    Federal funds sold                                            1,700        2,550
                                                              ---------    ---------
       Cash and cash equivalents                                  8,135       11,694

    Securities available for sale                                79,699       79,646
    Securities held to maturity, fair value 2001
      $7,852, 2000 $7,786                                         7,486        7,484
    Loans receivable (net of unearned income)                   214,827      216,477
     Less: Allowance for loan losses                              3,260        3,300
                                                              ---------    ---------
   Net loans receivable                                         211,567      213,177
    Bank premises and equipment, net                              6,234        6,201
    Other real estate                                                27           27
    Accrued interest receivable                                   1,885        1,983
    Other assets                                                  5,855        6,519
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 320,888    $ 326,731
                                                              =========    =========
LIABILITIES
    Deposits:
       Non-interest bearing demand                            $  27,941    $  28,688
      Interest-bearing deposits                                 219,857      224,271
                                                              ---------    ---------
          Total deposits                                        247,798      252,959
       Short-term borrowings                                      6,558        7,860
      Long-term debt                                             28,000       28,000
      Accrued interest payable                                    2,859        3,128
      Other liabilities                                           3,105        3,414
                                                              ---------    ---------
TOTAL LIABILITIES                                               288,320      295,361

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,639        4,629
    Retained earnings                                            29,075       28,441
    Treasury stock, at cost (59,831 shares)                      (1,213)      (1,213)
    Unearned ESOP shares                                         (1,140)      (1,155)
    Accumulated other comprehensive income                        1,027          488
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 32,568       31,370
                                                              ---------    ---------
      TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY                             $ 320,888    $ 326,731
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                             Three Months Ended
                                                   March 31
                                               ---------------
                                                 2001     2000
                                               ------   ------
   INTEREST INCOME
   Loans receivable including fees             $4,674   $4,309
   Securities                                   1,356    1,402
   Other                                           12        7
                                               ------   ------
   Total interest income                        6,042    5,718
INTEREST EXPENSE
   Deposits                                     2,263    2,066
   Short-term borrowings                           70       82
   Long-term debt                                 423      451
                                               ------   ------
 Total interest expense                         2,756    2,599
                                               ------   ------
NET INTEREST INCOME                             3,286    3,119
PROVISION FOR LOAN LOSSES                         170       95
                                               ------   ------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                     3,116    3,024

OTHER INCOME
   Service charges and fees                       418      364
   Income from fiduciary activities                83       67
   Net realized gains on sales of securities       11        1
   Other                                          154      146
                                               ------   ------
       Total other income                         666      578

OTHER EXPENSES
   Salaries and employee benefits               1,156    1,074
   Occupancy, furniture & equipment, net          335      320
   Data processing related                        124       94
   Losses on lease residuals                      180      181
   Taxes, other than income                        71       66
   Professional fees                               50       71
   Other                                          534      564
                                               ------   ------
        Total other expenses                    2,450    2,370

INCOME BEFORE INCOME TAXES                      1,332    1,232
INCOME TAX EXPENSE                                363      344
                                               ------   ------
NET INCOME                                     $  969   $  888
                                               ======   ======

BASIC AND DILUTED
   EARNINGS PER SHARE                          $ 0.58   $ 0.53
                                               ======   ======

Dividends per share                            $ 0.20   $ 0.17
                                               ======   ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                       Accumulated
                                                                                           Unearned    Other
                                                 Common             Retained   Treasury    ESOP        Comprehensive
                                                 Stock    Surplus   Earnings    Stock      Shares      Income (loss)    Total
                                                 -----    -------   --------    -----      ------      -------------    -----
Balance, December 31, 1999                        $180     $4,603    $25,763   ($1,214)    ($1,359)      ($1,319)      $26,654

Comprehensive income:
  Net Income                                                             888                                               888
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                              (303)         (303)
                                                                                                                       -------
Total comprehensive income                                                                                                 585
                                                                                                                       -------
Cash dividends declared, $.17 per share                                 (283)                                             (283)
Release of earned ESOP shares                                   8                               29                          37
                                                  ----     ------    -------   -------     -------       -------       -------
Balance, March 31, 2000                           $180     $4,611    $26,368   ($1,214)    ($1,330)      ($1,622)      $26,993
                                                  ====     ======    =======   =======     =======       =======       =======

See accompanying notes to the unaudited financial statements


NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                       Accumulated
                                                                                           Unearned    Other
                                                 Common             Retained   Treasury    ESOP        Comprehensive
                                                 Stock    Surplus   Earnings    Stock      Shares      Income (loss)    Total
                                                 -----    -------   --------    -----      ------      -------------    -----
Balance, December 31, 2000                        $180     $4,629    $28,441   ($1,213)    ($1,155)         $488       $31,370

Comprehensive income:
  Net Income                                                             969                                               969
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                               539           539
                                                                                                                       -------
Total comprehensive income                                                                                               1,508
                                                                                                                       -------
Cash dividends declared, $.20 per share                                 (335)                                             (335)
Release of earned ESOP shares                                  10                               15                          25
                                                  ----     ------    -------   -------     -------        ------       -------
Balance, March 31, 2001                           $180     $4,639    $29,075   ($1,213)    ($1,140)       $1,027       $32,568
                                                  ====     ======    =======   =======     =======        ======       =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                  2001        2000
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $    969    $    888
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          170          95
  Depreciation                                                       156         169
  Amortization of intangible assets                                   44          44
  Deferred income taxes                                             (297)       (317)
  Net realized gain on sales of securities                           (11)         (1)
  Gain(loss) on sale of other real estate, net                         -           -
  Net gain on sale of mortgage loans and servicing                  (130)         (3)
  Mortgage loans originated for sale                              (1,270)       (463)
  Proceeds from sale of mortgage loans                             1,401         466
  Decrease (increase) in accrued interest receivable                  98         (99)
  Increase (decrease) in accrued interest payable                   (269)        117
  (Increase) in cash surrender value of life insurance               (42)        (41)
Other, net                                                           763         723
                                                                --------    --------
     Net cash provided by operating activities                     1,582       1,578
                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       5,224       2,002
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       9,995         971
         Purchases                                               (14,457)     (4,788)
  Net decrease (increase) in loans                                 1,089      (2,201)
 Purchase of bank premises and equipment, net                       (189)        (11)
 Proceeds from sales of other real estate                             30           -
                                                                --------    --------
                  Net cash used in investing activities            1,692      (4,027)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                              (5,162)      2,353
 Net increase (decrease) in short term borrowings                 (4,302)     (1,846)
 Proceeds from other borrowings                                    3,000           -
 Release and (buyback) of ESOP shares                                (35)        (19)
 Cash dividends paid                                                (334)       (283)
                                                                --------    --------
         Net cash used in financing activities                    (6,833)        205
                                                                --------    --------
         (Decrease) in cash and cash equivalents                  (3,559)     (2,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,694      10,798
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  8,135    $  8,554
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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2000.

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

         Cash payments for interest for the period March 31, 2001 and 2000 were $3,025,000 and $2,482,000 respectively. Cash payments for income taxes in 2001 were $132,000 compared to $406,000 in 2000. Non-cash investing activity for 2001 and 2000 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $330,000 and $222,000.

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

Changes in Financial Condition
------------------------------

General
-------
         Total assets at March 31, 2001 were $320.9 million compared to $326.7 million at year-end 2000.

Securities
----------
         The fair value of securities available for sale at March 31, 2001 was $79.7 million, compared to $79.6 million at December 31, 2000. Total purchases for the period were $14,457,000 with maturities and principal reductions of $9,995,000 and sales of $5,224,000. (See cash flow).

Loans
-----
         Total loans receivable, which include automobile leases, were $214.8 million at March 31, 2001 compared to $216.5 million at December 31, 2000. The decrease was principally due to $1.5 million of longer-term, high coupon residential mortgages sold in the secondary market. There was a gain on the sale of $45,000. The Company also experienced a slow down in its indirect automobile lending, with the balance decreasing $950,000 from December 31, 2000, to $55.2 million at March 31, 2001. With interest rates declining, the Company anticipates additional mortgage lending activity in the second quarter of 2001.
         The Company no longer originates automobile leases, and as a result the portfolio declined $1.9 million from December 31, 2000 to $11.8 million at March 31, 2001, which includes residual value of $9.4 million, at March 31, 2001 declining from $10.7 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At March 31, 2001 the Company had an inventory of vehicles to liquidate of $781,000. Total losses incurred on off-lease vehicles was $105,000 for the quarter. The Company's reserve for future residual value losses was $475,000 at March 31, 2001 increasing from $400,000 at December 31, 2000.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                            March  31, 2001         December 31, 2000
                                          -------------------      -------------------
                                              $            %           $            %
                                          --------      -----      --------   --------
Real Estate-Residential                   $ 56,969       26.5      $ 59,517       27.5
        Commercial                          60,614       28.2        56,815       26.2
        Construction                         2,222        1.0         2,425        1.1
Commercial, financial and agricultural      17,844        8.3        17,102        7.9
Consumer  loans to individuals              65,706       30.5        67,286       31.0
Lease financing, net of unearned income     11,770        5.5        13,644        6.3
                                          --------      -----      --------   --------
     Total loans                           215,125      100.0%      216,789      100.0%
Less:
  Unearned income and deferred fees            298                      312
  Allowance for loan losses                  3,260                    3,300
                                          --------                 --------
Total loans, net                          $211,567                 $213,177
                                          ========                 ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                   At or for the Three
(dollars in thousands)            Months Ended March 31
                                 -----------------------
                                     2001        2000
                                   -------     -------
Balance, beginning                 $ 3,300     $ 3,344
Provision for loan losses              170          95
Charge-offs                           (240)       (198)
Recoveries                              30         107
                                   -------     -------
Net charge-offs                       (210)        (91)
                                   -------     -------
Balance, ending                    $ 3,260     $ 3,348
                                   =======     =======

Allowance to total loans              1.52%       1.62%
Net charge-offs to average loans
    (annualized)                       .39%        .18%

           The allowance for loan losses totaled $3,260,000 at March 31, 2001 and represented 1.52% of total loans, compared to $3,300,000 at year-end, and $3,348,000 at March 31, 2000. Net charge-offs for the three month period ended March 31, 2001, totaled $210,000 and consisted principally of losses on the sale of repossessed automobiles. With the higher level of net charge-offs, the provision for loan losses increased to $170,000 compared to $95,000 in the similar period in 2000. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at March 31, 2001 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At March 31, 2001, non-performing loans totaled $475,000, which is .22% of total loans decreasing from $680,000, or .31% of total loans at December
31, 2000. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:


(dollars in thousands)                        March 31, 2001   December 31, 2000
                                              --------------   -----------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                          $ 64              $ 64
  Real Estate                                        323               518
  Instalment                                          69               --
                                                    ----              ----
 Total                                               456               582

 Accruing loans which are contractually
    past due 90 days or more                          19                98
                                                    ----              ----
  Total non-performing loans                        $475              $680
  Other real estate owned                             27                27
                                                    ----              ----
  Total non-performing assets                       $502              $707
                                                    ====              ====
Allowance for loan losses as a
percent of non-performing loans                    686.3%            484.6%
Non-performing loans to total loans                  .22%              .31%
Non-performing assets to total assets                .16%              .22%


Deposits
--------
           Total deposits at March 31, 2001 were $247.8 million compared to $253 million at December 31, 2000. Non-interest bearing demand deposits at March 31, 2001 were $27.9 million compared to $28.7 million at December 31, 2000. The change reflects a seasonal decline in commercial and municipal accounts. Time deposits in denominations of $100,000 or more decreased to $27.2 million at March 31, 2001 from $31.7 million at December 31, 2000 due to scheduled maturities of school district and other municipal deposits. This decrease was partially offset by growth in retail time deposits of $3.1 million. In addition, the Company had $6.0 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the company considers core funding.

Stockholders' Equity and Capital Ratios
---------------------------------------
           At March 31,2001, total stockholders' equity totaled $32.6 million, a net increase of $1.2 million from December 31, 2000. The net increase in stockholders' equity was primarily due to $969,000 in net income, that was partially offset by $324,000 of dividend payments. In addition, other comprehensive income increased $539,000 due to increase in fair value of securities in the available for sale portfolio. This increse in fair value is the result of decrease in interest rates, which favorably impacts the value of the securities. Because of interest rate volatility, the Company's accumulated other income comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                     March 31, 2001         December 31, 2000
                                     --------------         -----------------
Tier 1 Capital
    (To average assets)                    9.85%                  9.44%
Tier 1 Capital
    (To risk-weighted assets)             13.02%                 12.78%
Total Capital
    (To risk-weighted assets)             14.52%                 14.27%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at March 31, 2001 and December 31, 2000.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                              Three Months Ended March 31,
                                                         -----------------------------------------------------------------------
                                                                        2001                                    2000
                                                         ---------------------------------         -----------------------------
                                                         Average                    Average        Average                Average
                                                         Balance      Interest       Rate          Balance   Interest      Rate
                                                         -------      --------      ------         -------   --------     ------
                                                            (2)          (1)          (3)            (2)        (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $    820       $   11         5.37%       $    532   $    7        5.26%
   Interest bearing deposits with banks                      104            1         3.85             265        1        1.51
   Securities held-to-maturity                             7,485          166         8.87           7,477      162        8.67
   Securities available for sale:
     Taxable                                              71,815        1,150         6.41          75,884    1,258        6.63
     Tax-exempt                                            8,169          146                        3,147       56        7.12
                                                        --------       ------         7.15        --------   ------
        Total securities available for sale               79,984        1,296         6.48          79,031    1,314        6.65
     Loans receivable (4) (5)                            215,735        4,681         8.68         206,798    4,323        8.36
                                                        --------       ------                     --------   ------
        Total interest earning assets                    304,128        6,155         8.10         294,103    5,807        7.90

Non-interest earning assets:
   Cash and due from banks                                 6,699                                     6,546
   Allowance for loan losses                              (3,264)                                   (3,372)
   Other assets                                           14,495                                    15,595
                                                        --------                                  --------
   Total non-interest earning assets                      17,930                                    18,769
                                                        --------                                  --------
Total Assets                                            $322,058                                  $312,872
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits                     $ 59,268          365        2.46%        $ 57,919      354      2.44%
   Savings                                                40,722          212        2.08           42,573      231      2.17
   Time                                                  119,914        1,686        5.62          113,948    1,481      5.20
                                                        --------       ------                     --------   ------
      Total interest bearing deposits                    219,904        2,263        4.12          214,440    2,066      3.85
Short-term borrowings                                      7,792           70        3.59            9,021       81      3.59
Long-term debt                                            29,243          423        5.79           30,440      451      5.93
                                                        --------       ------                     --------   ------
   Total interest bearing liabilities                    256,939        2,756        4.29          253,901    2,598      4.09

Non-interest bearing liabilities:
   Demand deposits                                        27,002                                    26,846
   Other liabilities                                       6,273                                     5,627
                                                        --------                                  --------
      Total non-interest bearing liabilities              33,275                                    32,473
   Shareholders' equity                                   31,844                                    26,498
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $322,058                                  $312,872
                                                        ========                                  ========

Net interest income (tax equivalent basis)                              3,399        3.81%                    3,209      3.81%
                                                                                     ====                                ====
Tax-equivalent basis adjustment                                          (113)                                  (90)
                                                                      -------                                ------
Net interest income                                                   $ 3,286                                $3,119
                                                                      =======                                ======
Net interest margin (tax equivalent basis)                                           4.47%                               4.36%
                                                                                     ====                                ====

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

                               Increase/(Decrease)
                               -------------------
                  Three months ended March 31,2001 Compared to
                  --------------------------------------------
                        Three months ended March 31, 2000
                        ---------------------------------
                                 Variance due to
                                 ---------------


                                             Volume   Rate      Net
                                             -----------------------
                                             (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold ......................   $   4    $   -    $   4
 Interest bearing deposits with banks ....      (3)       3        -
 Securities held to maturity .............       -        4        4
 Securities available for sale:
    Taxable ..............................     (66)     (42)    (108)
    Tax-exempt securities ................      90        -       90
                                             -----    -----    -----
       Total securities ..................      24      (42)     (18)
 Loans receivable ........................     191      167      358
                                             -----    -----    -----
   Total interest earning assets .........     216      132      348

Interest bearing liabilities:
  Interest-bearing demand deposits .......       8        3       11
  Savings ................................     (10)      (9)     (19)
  Time ...................................      80      125      205
                                             -----    -----    -----
     Total interest bearing deposits .....      78      119      197
 Short-term borrowings ...................     (11)       -      (11)
Long Term debt ...........................     (17)     (11)     (28)
                                             -----    -----    -----
 Total interest bearing liabilities ......      50      108      158

Net interest income (tax-equivalent basis)   $ 165    $  25    $ 190
                                             =====    =====    =====


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating  Results for Three Months Ended March 31, 2001 and March
--------------------------------------------------------------------------------
31, 2000
--------

General
-------
           For the three months ended March 31, 2001 net income totaled $969,000 or $.58 per share (basic and diluted) compared to $888,000, or $.53 per share (basic and diluted) earned in the first quarter of 2000. The resulting return on average assets and return on average equity for the quarter were 1.20% and 12.17% respectively compared to 1.13% and 13.40% respectively for the corresponding period in 1999. The Company paid dividends of $.20 per share in 2001 compared to $.17 per share in 2000.

Net Interest Income
-------------------
           Net interest income on a fully taxable basis (fte) for the first quarter of 2001 totaled $3,339,000 compared to $3,209,000 in 2000, an increase of $190,000 or 5.9%. The resultant fte net interest spread and net interest margin for the three months ended March 31, 2001 was 3.80% and 4.47% respectively, compared to 3.80% and 4.36% respectively in 2000.
           Interest income on an fte basis totaled $6,155,000 for the period in 2001 increasing $348,000 from $5,807,000 in 2000. The increase was due to $10 million growth in average earning assets and improvement in the yield on earning assets at 8.10% in 2001, and 7.90% in 2000.
           Securities available for sale averaged $80 million at a yield of 6.48% in 20001 compared to $79 million at a yield of 6.65% in 2000. The decrease in yield is principally due to the lower interst rate environment in 2001.
           Loan receivable averaged $215.7 million in 2001 at yield of 8.68% compared to $206.8 million yielding 8.36%. The increase in yield is due in part to growth in higher yielding commercial loans, which replaced run-off in the lower yielding automobile leasing portfolio. In addition, in the first quarter of 2001, the Company collected $30,000 of delinquent interest on two non-performing loans.
           Interest expense for the three months ending March 31, 2001 totaled $2,756,000 with a cost of interest-bearing liabilities of 4.29% compared to $2,598,000 of expense at 4.08% in 2000. The increase was principally due to time deposits at 5.62%, compared to 5.20% in 2000. The higher cost was due to shorter-term certificates of deposit generated in 2000, the majority of which will mature and reprice in 2001.

Other Income
------------
           Other income, excluding net realized gains on sales of securities, totaled $655,000 for the period ended March 31, 2001, an increase of $78,000 or 13.5% over $577,000 in the same period in 2000. The increase was due in part to a loan promotion which generated $63,000 in fees and gain on sale of fixed rate residential mortgages of $45,000. For the quarter, fee income represented 16.1% of total revenues, increasing from 15.2% in 2000.
           Net realized gains on securities transactions were $11,000 for the first quarter of 2001 compared to $1,000 in 2000.

Other Expense
-------------
           Other expenses totaled $2,450,000 for the period ending March 31, 2001, an increase of $80,000, or 3.4% from $2,370,000 in the prior year. The increase is principally due to higher salaries and employee benefit expense, $82,000 and data processing costs, $30,000. These increases were partially offset by lower legal fees of $32,000 in 2001, which are included in professional fees.

Income Tax Expense
------------------
           Income tax expense totaled $363,000 for an effective rate of 27.3% compared to $344,000 and 27.9% in first quarter of 2000. The effective rate is below the statutory rate of 34% due to tax exempt income on loans and securities.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           There were no significant changes for the three months ended March 31, 2001 from the information presented in the Form 10-k for the year-ended December 31, 2000.

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

(b) Reports on Form 8-k

     On January 11, 2001, the Registrant filed a Form 8k (Items 5 and 7) to announce a stock repurchase plan to purchase up to 3% or 50,230 shares, of the company's outstanding stock.

---------------------------

* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

**       Incorporated  herein  by  reference  into  the  indentically   numbered
         exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.

***      Incorporated  herein  by  reference  into  the  indentically   numbered
         exhibits of the Registrant's Form 10-K filed with the Commission on March 23, 2001.

Signatures

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NORWOOD FINANCIAL CORP.

Date:  May 14, 2001                    By: /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  May 14, 2001                    By: /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)