Form 10-Q
period 2001-06-30
NORWOOD FINANCIAL CORP
filed 2001-08-08
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter period ended June 30, 2001
                                     --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    -------------------------

Commission file number   0-28366
                      -----------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2828306
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                         18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
                                                  ----------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding as of July 30, 2001
---------------------------------------      -------------------------------
common stock, par value $0.10 per share                  1,746,613

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001
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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                              June 30,    December 31,
                                                                2001          2000
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $   6,730    $   8,991
    Interest bearing deposits with banks                            173          153
    Federal funds sold                                           11,710        2,550
                                                              ---------    ---------
       Cash and cash equivalents                                 18,613       11,694

    Securities available for sale                                88,844       79,646
    Securities held to maturity, fair value 2001
      $6,795, 2000 $7,786                                         6,497        7,484
    Loans receivable (net of unearned income)                   213,947      216,477
     Less: Allowance for loan losses                              3,272        3,300
                                                              ---------    ---------
    Net loans receivable                                        210,675      213,177
    Bank premises and equipment, net                              6,116        6,201
    Other real estate                                                27           27
    Accrued interest receivable                                   2,002        1,983
    Other assets                                                  6,749        6,519
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 339,523    $ 326,731
                                                              =========    =========

LIABILITIES
    Deposits:
      Non-interest bearing demand                             $  32,824    $  28,688
      Interest-bearing deposits                                 230,336      224,271
                                                              ---------    ---------
          Total deposits                                        263,160      252,959
      Short-term borrowings                                       9,411        7,860
      Long-term debt                                             28,000       28,000
      Accrued interest payable                                    2,282        3,128
      Other liabilities                                           3,090        3,414
                                                              ---------    ---------
TOTAL LIABILITIES                                               305,943      295,361

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,644        4,629
    Retained earnings                                            29,756       28,441
    Treasury stock, at cost (2001: 57,211
      2000: 59,831 shares)                                       (1,160)      (1,213)
    Unearned ESOP shares                                         (1,090)      (1,155)
    Accumulated other comprehensive income                        1,250          488
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 33,580       31,370
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 339,523    $ 326,731
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                               Three Months Ended   Six Months Ended
                                                     June 30            June 30,
                                               -----------------   -----------------
                                                  2001      2000      2001      2000
                                               -------   -------   -------   -------
INTEREST INCOME
   Loans receivable including fees             $ 4,545   $ 4,498   $ 9,219   $ 8,807
   Securities                                    1,378     1,452     2,734     2,854
   Other                                            79         4        91        11
                                               -------   -------   -------   -------
   Total interest income                         6,002     5,954    12,044    11,672
INTEREST EXPENSE
   Deposits                                      2,178     2,043     4,441     4,109
   Short-term borrowings                            78        84       148       166
   Long-term debt                                  385       527       808       978
                                               -------   -------   -------   -------
 Total interest expense                          2,641     2,654     5,397     5,253
                                               -------   -------   -------   -------
NET INTEREST INCOME                              3,361     3,300     6,647     6,419
PROVISION FOR LOAN LOSSES                          200       120       370       215
                                               -------   -------   -------   -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,161     3,180     6,277     6,204

OTHER INCOME
   Service charges and fees                        389       354       807       718
   Income from fiduciary activities                 68        87       151       154
   Net realized gains on sales of securities        78         -        89         1
   Other                                           159       169       313       315
                                               -------   -------   -------   -------
       Total other income                          694       610     1,360     1,188

OTHER EXPENSES
   Salaries and employee benefits                1,128     1,081     2,284     2,155
   Occupancy, furniture & equipment, net           334       319       669       639
   Data processing related                         131       115       255       209
   Losses on lease residuals                       150       318       330       499
   Taxes, other than income                         72        68       143       134
   Professional fees                                45        85        95       156
   Other                                           604       533     1,138     1,097
                                               -------   -------   -------   -------
        Total other expenses                     2,464     2,519     4,914     4,889

INCOME BEFORE INCOME TAXES                       1,391     1,271     2,723     2,503
INCOME TAX EXPENSE                                 375       347       738       691
                                               -------   -------   -------   -------
 NET INCOME                                    $ 1,016   $   924   $ 1,985   $ 1,812
                                               =======   =======   =======   =======

Basic Earnings per share                       $  0.61   $  0.56   $  1.19   $  1.09
                                               =======   =======   =======   =======

Diluted earnings per share                     $  0.60   $  0.56   $  1.18   $  1.09
                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                              Accumulated
                                                                                   Unearned      Other
                                        Common               Retained   Treasury     ESOP    Comprehensive
                                        Stock     Surplus    Earnings    Stock      Shares      (Loss)          Total
                                        -----     -------    --------   --------   --------  -------------     -------
Balance December 31, 1999               $180      $4,603      $25,763    ($1,214)   ($1,359)     ($1,319)      $26,654

Comprehensive Income:
  Net Income                                                    1,812                                            1,812
    Change in unrealized gains(losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                               (369)         (369)
                                                                                                               -------
Total comprehensive income                                                                                       1,443
                                                                                                               -------
Cash dividends declared $.17 per share                           (283)                                            (283)
Release of earned ESOP shares                         14                                 79                         93
                                        ----      ------      -------    -------    -------      -------       -------
Balance, June 30, 2000                  $180      $4,617      $27,292    ($1,214)   ($1,280)     ($1,688)      $27,907
                                        ====      ======      =======    =======    =======      =======       =======

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                              Accumulated
                                                                                   Unearned      Other
                                        Common               Retained   Treasury     ESOP    Comprehensive
                                        Stock     Surplus    Earnings    Stock      Shares      (Loss)          Total
                                        -----     -------    --------   --------   --------  -------------     -------
Balance December 31, 2000               $180      $4,629      $28,441    ($1,213)   ($1,155)      $  488       $31,370

Comprehensive Income:
  Net Income                                                    1,985                                            1,985
    Change in unrealized gains(losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                                762           762
                                                                                                               -------
Total comprehensive income                                                                                       2,747
                                                                                                               -------
Cash dividends declared $.40 per share                           (670)                                            (670)
Stock options exercised                               (9)                     53                                    44
Release of earned ESOP shares                         24                                 65                         89
                                        ----      ------      -------    -------    -------       ------       -------
Balance, June 30, 2001                  $180      $4,644      $29,756    ($1,160)   ($1,090)      $1,250       $33,580
                                        ====      ======      =======    =======    =======       ======       =======

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                  2001        2000
                                                                --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  1,985    $  1,812
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          370         215
  Depreciation                                                       316         328
  Amortization of intangible assets                                   89          89
  Deferred income taxes                                             (723)       (742)
  Net realized gain on sales of securities                           (89)         (1)
  Gain(loss) on sale of other real estate, net                        (2)         27
Gain on sale of premises and equipment                                 -         (97)
Net gain on sale of mortgage loans and servicing                     (47)         (4)
  Mortgage loans originated for sale                              (1,824)       (636)
  Proceeds from sale of mortgage loans                             1,871         640
  Decrease (increase) in accrued interest receivable                 (19)        (96)
  Increase (decrease) in accrued interest payable                   (846)       (100)
  (Increase) in cash surrender value of life insurance              (325)        (83)
Other, net                                                           826       1,015
                                                                --------    --------
     Net cash provided by operating activities                     1,582       2,367
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       8,511       2,002
         Proceeds from maturities and principal reductions on
            mortgage-backed securities                            15,284       2,814
         Purchases                                               (31,794)     (9,232)
 Securities held to maturity proceeds                              1,000           -
 Net decrease (increase) in loans                                  1,440      (7,148)
 Purchase of bank premises and equipment, net                       (229)       (163)
 Proceeds from sales of other real estate                             33         374
                                                                --------    --------
                  Net cash used in investing activities           (5,755)    (11,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                              10,201      (1,653)
Net increase (decrease) in short term borrowings                  1,551       9,002
Repayments of other borrowings                                        -      (2,000)
Repayments of long-term debt                                     (8,000)          -
Proceeds from long-term debt                                      8,000           -
Stock options exercised                                              44           -
Release and (buyback) of ESOP shares                                (35)        (20)
Cash dividends paid                                                (669)       (283)
                                                                --------    --------
         Net cash used in financing activities                    11,092       5,046
                                                                --------    --------
         (Decrease) in cash and cash equivalents                   6,919      (3,940)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    11,694      10,798
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 18,613    $  6,858
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

2.       Estimate
         --------

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other future interim period.

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

         Cash payments for interest for the period June 30, 2001 and 2000 were $6,243,000 and $5,353,000 respectively. Cash payments for income taxes in 2001 were $1,503,000 compared to $1,112,000 in 2000. Non-cash investing activity for 2001 and 2000 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $666,000 and $553,000.

5.       Reclassification of Comparative Amounts
         ---------------------------------------

Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

6.       New Accounting Standards
         ------------------------

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on the Company's financial condition or results of operations.

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

Changes in Financial Condition
------------------------------

General
-------

         Total assets at June 30, 2001 were $339.5 million compared to $326.7 million at year-end 2000.

Securities
----------

         The fair value of securities available for sale at June 30, 2001 was $88.8 million, compared to $79.6 million at December 31, 2000. Total purchases for the period were $31.8 million with maturities and principal reductions of $15.3 million and sales of $8.5 million.

Loans
-----

         Total loans receivable, which include automobile leases, were $213.9 million at June 30, 2001 compared to $216.5 million at December 31, 2000. The decrease was principally due to $1.5 million of longer-term, high coupon residential mortgages sold in the secondary market. There was a gain on the sale of $47,000. The Company also experienced a slow down in its indirect automobile lending, with the balance decreasing $2.2 million from December 31, 2000, to $54.0 million at June 30, 2001.

         The Company no longer originates automobile leases, and as a result the portfolio declined $3.9 million from December 31, 2000 to $9.7 million at June 30, 2001, which includes residual value of $7.9 million, at June 30, 2001, declining from $10.7 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At June 30, 2001 the Company had an inventory of vehicles to liquidate of $644,000. Total losses incurred on the sale of off-lease vehicles was $356,000 for the six months ended June 30, 2000. The Company's reserve for future residual value losses was $374,000 at June 30, 2001 compared to $400,000 at December 31, 2000.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                            June 30, 2001        December 31, 2000
                                        -------------------     -------------------
                                              $         %             $          %
                                          --------   -----        --------    -----
Real Estate-Residential                   $ 59,629    27.8        $ 59,517     27.5
        Commercial                          60,941    28.5          56,815     26.2
        Construction                         2,174     1.0           2,425      1.1
Commercial, financial and agricultural      17,323     8.1          17,102      7.9
Consumer  loans to individuals              64,468    30.1          67,286     31.0
Lease financing, net of unearned income      9,719     4.5          13,644      6.3
                                          --------   -----        --------    -----
         Total loans                       214,254   100.0%        216,789    100.0%
Less:
  Unearned income and deferred fees            307                     312
  Allowance for loan losses                  3,272                   3,300
                                          --------                --------
Total loans, net                          $210,675                $213,177
                                          ========                ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                  At or for the Three    At or for the Six Months
(dollars in thousands)            Months Ended June 30        Ended June 30
                                  --------------------   ------------------------
                                     2001        2000        2001        2000
                                   -------     -------     -------     -------
Balance, beginning                 $ 3,260     $ 3,348     $ 3,300     $ 3,344
Provision for loan losses              200         120         370         215
Charge-offs                           (219)       (139)       (458)       (337)
Recoveries                              31          52          60         159
                                   -------     -------     -------     -------
Net charge-offs                       (188)        (87)       (398)       (178)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,272     $ 3,381     $ 3,272     $ 3,381
                                   =======     =======     =======     =======

Allowance to total loans              1.53%       1.60%       1.53%       1.60%
Net charge-offs to average loans
    (annualized)                       .35%        .17%        .37%        .17%

         The allowance for loan losses totaled $3,272,000 at June 30, 2001 and represented 1.53% of total loans, compared to $3,300,000 at year-end, and $3,381,000 at June 30, 2000. Net charge-offs for the three month period ended June 30, 2001, totaled $188,000 and consisted principally of losses on the sale of repossessed automobiles. With the higher level of net charge-offs, the provision for loan losses was increased to $200,000 compared to $120,000 in the similar period in 2000. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at June 30, 2001 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

         At June 30, 2001, non-performing loans totaled $415,000, which is .19% of total loans decreasing from $680,000, or .31% of total loans at December 31, 2000. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                      June 30, 2001     December 31, 2000
                                            -------------     -----------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                     $ 69                   $ 64
  Real Estate                                   317                    518
  Instalment                                     14                      -
                                               ----                   ----
 Total                                          400                    582

 Accruing loans which are contractually
    past due 90 days or more                     15                     98
                                               ----                   ----
  Total non-performing loans                   $415                   $680
  Other real estate owned                        27                     27
                                               ----                   ----
  Total non-performing assets                  $442                   $707
                                               ====                   ====
Allowance for loan losses as a
percent of non-performing loans               788.4%                 484.6%
Non-performing loans to total loans             .19%                   .31%
Non-performing assets to total assets           .13%                   .22%


Deposits
--------

         Total deposits at June 30, 2001 were $263.2 million compared to $253 million at December 31, 2000. Non-interest bearing demand deposits at June 30, 2001 were $32.8 million compared to $28.7 million at December 31, 2000. The change reflects a seasonal increase in commercial, municipal and camp and property owners association accounts. Time deposits in denominations of $100,000 or more decreased to $26.1 million at June 30, 2001 from $31.7 million at December 31, 2000 due to scheduled maturities of school district and other municipal deposits. This decrease was partially offset by growth in retail time deposits of $5.3 million. In addition, the Company had $7.1 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the company considers core funding.

Stockholders' Equity and Capital Ratios
---------------------------------------

         At June 30, 2001, total stockholders' equity totaled $33.6 million, a net increase of $2.2 million from December 31, 2000. The net increase in stockholders' equity was primarily due to $1,985,000 in net income, that was partially offset by $670,000 of dividend payments. In addition, other comprehensive income increased $762,000 due to increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of decrease in interest rates, which favorably impacts the value of the securities. Because of interest rate volatility, the Company's accumulated other income comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                     June 30, 2001          December 31, 2000
                                     -------------          -----------------
Tier 1 Capital
    (To average assets)                    9.81%                   9.44%
Tier 1 Capital
    (To risk-weighted assets)             12.89%                  12.78%
Total Capital
    (To risk-weighted assets)             14.42%                  14.27%

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

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                     Six Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                        2001                                     200
                                                        --------------------------------------    ----------------------------------
                                                         Average                     Average       Average                  Average
                                                         Balance     Interest         Rate         Balance     Interest      Rate
                                                         -------     --------         -----       -------      --------     --------
                                                           (2)          (1)           (3)            (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  4,138      $    87         4.20%       $    283     $     8        5.65%
   Interest bearing deposits with banks                      155            4         5.16             311           3        1.93
   Securities held-to-maturity                             7,243          318         8.78           7,478         324        8.67
   Securities available for sale:
     Taxable                                              72,342        2,295         6.34          76,916       2,557        6.65
     Tax-exempt                                            9,572          348         7.27           3,603         127        7.05
                                                        --------      -------                     --------     -------
        Total securities available for sale               81,914        2,643         6.45          80,519       2,684        6.67
     Loans receivable (4) (5)                            215,396        9,224         8.56         208,230       8,829        8.48
                                                        --------      -------                      -------     -------
        Total interest earning assets                    308,846       12,276         7.95         296,821      11,848        7.98
Non-interest earning assets:
   Cash and due from banks                                 6,962                                     6,835
   Allowance for loan losses                              (3,275)                                   (3,380)
   Other assets                                           14,346                                    15,532
                                                        --------                                    ------
   Total non-interest earning assets                      18,033                                    18,987
                                                        --------                                    ------
Total Assets                                            $326,879                                  $315,808
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market              $61,886          720         2.33%       $ 59,353         722        2.43%
   Savings                                                41,290          420         2.03          42,615         465        2.18
   Time                                                  119,586        3,301         5.52         111,228       2,922        5.25
                                                        --------      -------                     --------      ------
      Total interest bearing deposits                    222,762        4,441         3.99         213,196       4,109        3.85
Short-term borrowings                                      8,740          148         3.39           8,230         166        4.03
Long-term debt                                            27,862          808         5.80          33,088         978        5.91
                                                        --------      -------                     --------      ------
   Total interest bearing liabilities                    259,364        5,397         4.16         254,514       5,253        4.13
Non-interest bearing liabilities:
   Demand deposits                                        29,267                                    28,516
   Other liabilities                                       5,910                                     5,770
                                                        --------                                  --------
      Total non-interest bearing liabilities              35,177                                    34,286
   Shareholders' equity                                   32,338                                    27,008
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $326,879                                  $315,808
                                                        ========                                  ========

Net interest income (tax equivalent basis)                              6,879         3.79%                      6,595        3.85%
                                                                                     =====                                   =====
Tax-equivalent basis adjustment                                          (232)                                    (176)
                                                                      -------                                  -------
Net interest income                                                   $ 6,647                                  $ 6,419
                                                                      =======                                  =======
Net interest margin (tax equivalent basis)                                            4.45%                                   4.44%
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

                                               Increase/(Decrease)
                                               -------------------
                                    Six months ended June 30,2001 Compared to
                                    -----------------------------------------
                                         Six months ended June 30, 2000
                                         ------------------------------
                                                 Variance due to
                                                 ---------------
                                            Volume     Rate     Net
                                            ------------------------
                                               (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold ......................   $  86    $  (7)   $  79
 Interest bearing deposits with banks ....      (4)       5        1
 Securities held to maturity .............     (16)      10       (6)
 Securities available for sale:
    Taxable ..............................    (148)    (114)    (262)
    Tax-exempt securities ................     217        4      221
                                             -----    -----    -----
       Total securities ..................      69     (110)     (41)
 Loans receivable ........................     306       89      395
                                             -----    -----    -----
   Total interest earning assets .........     441      (13)     428

Interest bearing liabilities:
  Interest-bearing demand deposits .......      61      (63)      (2)
  Savings ................................     (14)     (31)     (45)
  Time ...................................     226      153      379
                                             -----    -----    -----
     Total interest bearing deposits .....     273       59      332
Short-term borrowings ....................      25      (43)     (18)
Long Term debt ...........................    (152)     (18)    (170)
                                             -----    -----    -----
Total interest bearing liabilities .......     146       (2)     144
Net interest income (tax-equivalent basis)   $ 295    $ (11)   $ 284
                                             =====    =====    =====


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for Six Months Ended June 30, 2001 and June 30, 2000
--------------------------------------------------------------------------------

General
-------

         For the six months ended June 30, 2001 net income totaled $1,985,000 with a basic earnings per share (EPS) of $1.19 and diluted EPS of $1.18. This compares to $1,812,000 earned for the corresponding period in 2000 with basic and diluted EPS of $1.09. The resulting return on average equity and average assets for six months of 2001 were 12.28% and 1.21% respectively compared to 13.42% and 1.15% respectively in 2000.

Net Interest Income
-------------------

         Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2001 was $6,879,000, compared to $6,595,000 in 2000, an increase of $284,000 or 4.3%. The resultant fte net interest spread and net interest margin for 2001 were 3.79% and 4.45% respectively, compared to 3.86% and 4.44% respectively in 2000.

         Interest income (fte) for the six months ended June 30, 2001 totaled $12,276,000, an increase of $428,000 from $11,848,000 in 2000. The increase was principally due to $11.0 million increase in average assets. The yield on earning assets declined 3 basis points (bp) to 7.95%, from 7.98% in 2000.

         Securities available for sale averaged $81.9 million for six months 2001 compared to $80.5 million in 2000. The yield (fte) in 2001 was 6.45% declining from 6.67% in 2000 due to the generally lower interest rate environment in 2001.

         Average loans for the six-month period were $215.4 million, an increase of $7.2 million in 2000. Interest income on loans for six months ended June 30, 2001 totaled $9,224,000 with a yield of 8.56%, compared to $8,829,000 and a yield of 8.48% in 2000. The increase in yield, in a declining rate environment was due to a change in the mix of loans with a greater percentage of higher yielding commercial loans, 37.3% compared to 32% at June 30, 2000. The commercial loans replaced lower yielding automobile loans. However, the cumulative impact of the decrease in the prime interest rate from 9.50% at December 31, 2000 to its current level of 6.75% may decrease the yield on the floating rate commercial loans in the third quarter. There can be no assurances however on the level of interest rates for any future period.

         Total interest expense for six months ended June 30, 2001 totaled $5,397,000 with a rate of 4.16% compared to $5,253,000 and 4.13% in 2000. The increase was principally due to the cost of time deposits increasing to 5.52% in 2001 compared to 5.25% in 2000. The higher cost was due to shorter-term certificates of deposit generated in 2000, the majority of which will mature and reprice in 2001.

Other Income
------------

         Other income totaled $1,360,000 for the six months ended June 30, 2001 compared to $1,188,000 for the same period in 2000. The increase was due in part to a loan promotion which generated $64,000 in fees, and gain on sale of mortgage , $47,000. The current quarter also includes $89,000 gain on sales of securities, principally equity securities in another bank holding company.

Other Expense
-------------

         For the six months ended June 30, 2001, other expenses totaled $4,914,000 compared to $4,889,000 in 2000. The increase is principally due to higher salaries and employee benefit costs $129,000 and data processing related expenses, $46,000. The data processing costs increase is due to contractual cost increases and Internet banking product introduced in the fourth quarter of 2000. These increases were partially offset by lower legal fees, $71,000 and less losses on lease residuals $169,000.


Income Tax Expense
------------------

         Income tax expense for the six months ended June 30, 2001 was $738,000 for an effective rate of 27.1% compared to $691,000 and an effective rate of 27.6% in 2000. The decrease in the effective rate is due to higher levels of tax exempt income on municipal securities.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                 Three Months Ended June 30,
                                                         ----------------------------------        -------------------------------
                                                                        2001                                    2000
                                                         ----------------------------------        -------------------------------
                                                         Average                    Average        Average                 Average
                                                         Balance      Interest        Rate         Balance    Interest      Rate
                                                         -------      --------      -------        -------    --------    --------
                                                           (2)          (1)           (3)            (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  7,420       $   76         4.10%       $     34      $    1        6.50%
   Interest bearing deposits with banks                      204            3         5.88             358           2        2.23
   Securities held-to-maturity                             7,004          152         8.68           7,479         162        8.66
   Securities available for sale:
     Taxable                                              72,863        1,145         6.29          78,176       1,299        6.65
     Tax-exempt                                           10,960          202                        3,832          71        7.41
                                                        --------       ------         7.37        --------      ------
        Total securities available for sale               83,823        1,347         6.43          82,008       1,370        6.68
     Loans receivable (4) (5)                            215,061        4,543         8.45         209,664       4,506        8.60
                                                        --------       ------                     --------      ------
        Total interest earning assets                    313,512        6,121         7.81         299,543       6,041        8.07
Non-interest earning assets:
   Cash and due from banks                                 7,225                                     7,125
   Allowance for loan losses                              (3,285)                                   (3,389)
   Other assets                                           14,195                                    15,465
                                                        --------                                  --------
   Total non-interest earning assets                      18,135                                    19,201
                                                        --------                                  --------
Total Assets                                            $331,647                                  $318,744
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 64,475          355         2.20%       $ 60,787         368        2.42%
   Savings                                                41,853          208         1.99          42,927         234        2.18
   Time                                                  119,261        1,615         5.42         108,507       1,441        5.31
                                                        --------       ------                     --------      ------
      Total interest bearing deposits                    225,589        2,178         3.86         212,221       2,043        3.85
Short-term borrowings                                      8,175           78         3.82           8,410          84        4.00
Long-term debt                                            28,000          385         5.50          34,736         527        6.07
                                                        --------       ------                     --------      ------
   Total interest bearing liabilities                    261,764        2,641         4.04         255,367       2,654        4.16
Non-interest bearing liabilities:
   Demand deposits                                        31,506                                    30,186
   Other liabilities                                       5,551                                     5,673
                                                        --------                                  --------
      Total non-interest bearing liabilities              37,057                                    35,859
   Shareholders' equity                                   32,826                                    27,518
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $331,647                                  $318,744
                                                        ========                                  ========

Net interest income (tax equivalent basis)                              3,480         3.77%                      3,387        3.91%
                                                                                     =====                                   =====
Tax-equivalent basis adjustment                                          (119)                                     (87)
                                                                      -------                                   ------
Net interest income                                                   $ 3,361                                   $3,300
                                                                      =======                                   ======
Net interest margin (tax equivalent basis)                                            4.44%                                   4.52%
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

                                               Increase/(Decrease)
                                             ------------------------
                                 Three months ended June 30,2001 Compared to
                                 -------------------------------------------
                                       Three months ended June 30, 2000
                                       --------------------------------
                                                 Variance due to
                                             ------------------------
                                              Volume   Rate      Net
                                             ------------------------
                                             (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold ......................   $  80    $  (5)   $  75
 Interest bearing deposits with banks ....      (5)       6        1
 Securities held to maturity .............     (12)       2      (10)
 Securities available for sale:
    Taxable ..............................     (86)     (68)    (154)
    Tax-exempt securities ................     134       (3)     131
                                             -----    -----    -----
       Total securities ..................      48      (71)     (23)
 Loans receivable ........................     392     (355)      37
                                             -----    -----    -----
   Total interest earning assets .........     503     (423)      80

Interest bearing liabilities:
  Interest-bearing demand deposits .......     102     (115)     (13)
  Savings ................................      (6)     (20)     (26)
  Time ...................................     145       29      174
                                             -----    -----    -----
     Total interest bearing deposits .....     241     (106)     135
Short-term borrowings ....................      (2)      (4)      (6)
Long Term debt ...........................     (96)     (46)    (142)
                                             -----    -----    -----
 Total interest bearing liabilities ......     143     (156)     (13)
Net interest income (tax-equivalent basis)   $ 360    $(267)   $  93
                                             =====    =====    =====

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three months ended June 30, 2001 and
----------------------------------------------------------------------------
June 30, 2000.
--------------

General
-------

         For the three months ended June 30, 2001 net income was $1,016,000 compared to $924,000 in 2000, an increase of $92,000 or 10.0%. The resultant basic EPS was $.61 with diluted EPS of $.60 increasing from basic and diluted EPS of $.56, in the second quarter of 2000. The return on average assets and return on average equity for the three months ended June 30, 2001 were 1.23% and 12.38% respectively.

Net Interest Income
-------------------

         Net interest income (fte) for the second quarter of 2001 was $3,480,000 with a net interest spread of 3.77% and net interest margin of 4.44% compared to $3,387,000. 3.91% and 4.52% respectively in 2000.

         The increase in net interest income was principally due to $14.0 million in average earning assets. The yield on earning assets declined to 7.81% from 8.07%. This was due to the lower interest rate environment, with prime rate average of 7.50% in the second quarter of 2001 compared to 9.20% in 2000.

         Interest expense for the three months ended June 30, 2001 totaled $2,641,000, declining slightly from $2,654,000 in 2000. The decrease was principally due to lower rates paid on transaction and savings accounts as well as declining market interest rates on borrowed funds.

Other Income
------------

         For the three months ended June 30, 2001 other income totaled $694,000 compared to $610,000 in 2000. The increase was principally due to growth in deposit accounts which results in more deposit account service charges. Net realized gains on sales of securities totaled $78,000 for the period ended June 30, 2001 as a result of the sale of a portion of an equity holding in another financial institution.

Other Expenses
--------------

         Other expenses totaled $2,464,000 for the three months ended June 30, 2001, decreasing from $2,519,000 in 2000. The decrease was principally due to lower levels of losses taken on lease residuals $150,000 compared to $318,000. This was partially offset by higher data processing related costs. Professional fees decreased to $45,000 from $85,000 in 2000 as a result of lower legal costs in 2001.

Income Taxes
------------

         Income tax expense totaled $375,000 for an effective tax rate of 27.0% for the three months ended June 30, 2001 compared to $347,000 and 27.3% for the same period in 2000.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         There were no significant changes for the six months ended June 30, 2001 from the information presented in the Form 10-k for the year-ended December 31, 2000.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 24, 2001. The following incumbent directors were nominated and duly elected to the Board of Directors for a three year term expiring in 2004:

                                                   For                 Withheld
                                                   ---                 --------

Russell L. Ridd                                  1,401,748               16,306
Harold A. Shook                                  1,401,748               16,306
Richard L. Snyder                                1,400,996               17,058

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

                                      NORWOOD FINANCIAL CORP.

Date:    August 8, 2001               By: /s/William W. Davis, Jr.
                                          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    August 8, 2001               By: /s/Lewis J. Critelli
                                          --------------------------------------
                                          Lewis J. Critelli
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)