Form 10-Q
period 2001-09-30
NORWOOD FINANCIAL CORP
filed 2001-11-09
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended September 30, 2001
                                  ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                ----------------------    ----------------------

Commission file number   0-28366
                      -----------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Pennsylvania                                        23-2828306
-------------------------------------------------------------------------------
(State or other                             (I.R.S. employer identification no.)
jurisdiction of
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                         18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (717)253-1455
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of October 31, 2001
---------------------------------------                    1,750,733
common stock, par value $0.10 per share       ----------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                          Page
                                                                          Number

Part I  - CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.  Financial Statements                                               3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9
Item 3   Qualitative and Quantitative Disclosures About Market Risk        21

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21
Item 2.  Changes in Securities                                             21
Item 3.  Defaults upon Senior Securities                                   21
Item 4.  Submission of Matters to a Vote of Security Holders               21
Item 5.  Other Materially Important Events                                 21
Item 6.  Exhibits and Reports on Form 8-K                                  22

Signatures                                                                 23

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                             September 30, December 31,
                                                                  2001        2000
                                                             ------------- ------------
ASSETS
    Cash and due from banks                                   $   9,542    $   8,991
    Interest bearing deposits with banks                          1,102          153
    Federal funds sold                                           13,985        2,550
                                                              ---------    ---------
       Cash and cash equivalents                                 24,629       11,694

    Securities available for sale                                92,974       79,646
    Securities held to maturity, fair value 2001
      $6,795, 2000 $7,786                                         6,499        7,484
    Loans receivable (net of unearned income)                   215,550      216,477
     Less: Allowance for loan losses                              3,282        3,300
                                                              ---------    ---------
   Net loans receivable                                         212,268      213,177
    Bank premises and equipment, net                              6,017        6,201
    Foreclosed  real estate                                         115           27
    Accrued interest receivable                                   2,033        1,983
    Other assets                                                  5,747        6,519
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 350,282    $ 326,731
                                                              =========    =========
LIABILITIES
    Deposits:
       Non-interest bearing demand                            $  36,027    $  28,688
      Interest-bearing deposits                                 242,923      224,271
                                                              ---------    ---------
          Total deposits                                        278,950      252,959
       Short-term borrowings                                      5,819        7,860
      Long-term debt                                             25,000       28,000
      Accrued interest payable                                    2,497        3,128
      Other liabilities                                           2,925        3,414
                                                              ---------    ---------
TOTAL LIABILITIES                                               315,191      295,361

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,661        4,629
    Retained earnings                                            30,515       28,441
    Treasury stock, at cost 2001: 53,091
      2000: 59,831 shares)                                       (1,077)      (1,213)
    Unearned ESOP shares                                         (1,040)      (1,155)
    Accumulated other comprehensive income                        1,852          488
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 35,091       31,370
                                                              ---------    ---------
      TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                              $ 350,282    $ 326,731
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                               Three Months Ended  Nine Months Ended
                                                 September 30,       September 30,
                                               ------------------  -----------------
                                                  2001      2000      2001      2000
                                               -------   -------   -------   -------
INTEREST INCOME
   Loans receivable including fees             $ 4,444   $ 4,644   $13,663   $13,451
   Securities                                    1,444     1,447     4,178     4,301
   Other                                            95         3       186        14
                                               -------   -------   -------   -------
        Total interest income                    5,983     6,094    18,027    17,766
INTEREST EXPENSE
   Deposits                                      2,114     2,079     6,555     6,188
   Short-term borrowings                            67        66       215       232
   Long-term debt                                  373       612     1,181     1,590
                                               -------   -------   -------   -------
        Total interest expense                   2,554     2,757     7,951     8,010
                                               -------   -------   -------   -------
NET INTEREST INCOME                              3,429     3,337    10,076     9,756
PROVISION FOR LOAN LOSSES                          175       120       545       335
                                               -------   -------   -------   -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,254     3,217     9,531     9,421

OTHER INCOME
   Service charges and fees                        428       384     1,235     1,102
   Income from fiduciary activities                 58        73       209       227
   Net realized gains on sales of securities        55         1       144         2
   Other                                           129       232       442       547
                                               -------   -------   -------   -------
        Total other income                         670       690     2,030     1,878

OTHER EXPENSES
   Salaries and employee benefits                1,121     1,091     3,405     3,246
   Occupancy, furniture & equipment, net           324       288       993       927
    Data processing related                        134       111       389       320
    Losses on lease residuals                      150       255       480       754
    Taxes, other than income                        71        69       214       203
    Professional fees                               47        53       142       209
    Other                                          574       587     1,712     1,684
                                               -------   -------   -------   -------
        Total other expenses                     2,421     2,454     7,335     7,343

INCOME BEFORE INCOME TAXES                       1,503     1,453     4,226     3,956
INCOME TAX EXPENSE                                 409       414     1,147     1,105
                                               -------   -------   -------   -------
 NET INCOME                                    $ 1,094   $ 1,039   $ 3,079   $ 2,851
                                               =======   =======   =======   =======

Basic Earnings per share                       $  0.65   $  0.62   $  1.84   $  1.71
                                               =======   =======   =======   =======

Diluted earnings per share                     $  0.64   $  0.61   $  1.82   $  1.70
                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                         Accumu-
                                                                                                         lated
                                                                                                         Other
                                                                                           Unearned      Compre-
                                           Common                 Retained     Treasury      ESOP        hensive
                                           Stock      Surplus     Earnings      Stock       Shares       (Loss)       Total
                                           -----      -------     --------     --------     ------       -------      ------
Balance December 31, 1999                   $180       $4,603      $25,763     ($1,214)    ($1,359)      ($1,319)     $26,654


Comprehensive Income:
  Net Income                                                         2,851                                              2,851
    Change in unrealized gains(losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                                        408          408
                                                                                                                      -------
Total comprehensive income                                                                                              3,259
                                                                                                                      -------
Cash dividends declared $.51 per share                                (847)                                              (847)
Release of earned ESOP shares                              23                                  129                        152
                                            ----       ------      -------     -------     -------         -----      -------
Balance, September 30, 2000                 $180       $4,626      $27,767     ($1,214)    ($1,230)        ($911)     $29,218
                                            ====       ======      =======     =======    ========        ======      =======


NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                         Accumu-
                                                                                                         lated
                                                                                                         Other
                                                                                           Unearned      Compre-
                                           Common                 Retained     Treasury      ESOP        hensive
                                           Stock      Surplus     Earnings      Stock       Shares       (Loss)       Total
                                           -----      -------     --------     --------     ------       -------      ------
Balance December 31, 2000                   $180       $4,629      $28,441      ($1,213)   ($1,155)     $    488     $31,370

Comprehensive Income:
  Net Income                                                         3,079                                             3,079
    Change in unrealized gains(losses)
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                                      1,364       1,364
                                                                                                                     -------
Total comprehensive income                                                                                             4,443
                                                                                                                     -------
Cash dividends declared $.60 per share                              (1,005)                                           (1,005)
Stock options exercised                                   (19)                      136                                  117
Release of earned ESOP shares                              51                                  115                       166
                                            ----       ------      -------      -------    -------        ------     -------
Balance, September 30, 2001                 $180       $4,661      $30,515      ($1,077)   ($1,040)       $1,852     $35,091
                                            ====       ======      =======      =======   ========        ======     =======

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                         2001               2000
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $  3,079           $  2,851
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                                 545                335
  Depreciation                                                              466                471
  Amortization of intangible assets                                         133                133
  Deferred income taxes                                                  (1,152)            (1,084)
  Net realized gain on sales of securities                                 (144)                (2)
  Gain on sale of foreclosed real estate, net                                (4)              (106)
(Gain) Loss on sale of premises and equipment                                (2)                26
Net gain on sale of mortgage loans and servicing                            (48)              (108)
  Mortgage loans originated for sale                                     (1,823)              (769)
  Proceeds from sale of mortgage loans                                    1,871                877
  Increase in accrued interest receivable                                   (50)              (316)
  Increase (decrease) in accrued interest payable                          (631)                76
  Increase in cash surrender value of life insurance                       (371)              (124)
Other, net                                                                2,157              1,630
                                                                       --------           --------
     Net cash provided by operating activities                            4,026              3,890
                                                                       --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                             13,292              8,891
         Proceeds from maturities and principal reductions on
             mortgage-backed securities                                  23,770              4,119
         Purchases                                                      (48,253)           (12,439)
 Securities held to maturity, proceeds from maturities                    1,000                  -
  Net decrease (increase) in loans                                         (830)           (10,816)
 Purchase of bank premises and equipment, net                              (279)              (289)
 Proceeds from sales of foreclosed real estate                               32                439
                                                                       --------           --------
                  Net cash used in investing activities                 (11,268)           (10,095)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                25,991              4,882
 Net (decrease) in short term borrowings                                 (2,041)            (1,398)
Repayments of long-term debt                                            (11,000)                 -
Proceeds from long-term debt                                              8,000              5,000
Stock options exercised                                                     117                  -
Release and (buyback) of ESOP shares                                        115                129
 Cash dividends paid                                                     (1,005)              (848)
                                                                       --------           --------
         Net cash used in financing activities                           20,177              7,765
                                                                       --------           --------
         (Decrease) in cash and cash equivalents                         12,935              1,560

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           11,694             10,798
                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 24,629           $ 12,358
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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other future interim period.

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

Per share amounts are based on the weighted average number of shares outstanding during each period as follows:

                              For the Three Months Ended  For the Nine Months Ended
                              --------------------------  -------------------------
                                      September 30,             September 30,
                              --------------------------  -------------------------
                                    2001         2000         2001         2000
                                    ----         ----         ----         ----
                                                  (In Thousands)
Basic EPS weighted average
   Shares outstanding              1,682        1,667        1,677        1,664
Dilutive effect of Stock options      20            7           13            7
                                   -----        -----        -----        -----
Diluted EPS weighted average
   Shares outstanding              1,702        1,674        1,690        1,671
                                   =====        =====        =====        =====

4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period September 30, 2001 and 2000 were $8,582,000 and $7,934,000 respectively. Cash payments for income taxes in 2001 were $1,514,000 compared to $1,798,000 in 2000. Non-cash investing activity for 2001 and 2000 included foreclosed mortgage loans transferred to foreclosed real estate and repossession of other assets of $1,148,000 and $824,000.

5.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

6.       New Accounting Standards
         ------------------------
         In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

         Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative good will that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

         Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over their determinable useful life. The provisions of this Statement will become effective for the Company in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

         At September 30, 2001, the Company had core deposit acquisition premiums with a net book value of $189,000, which will continue to be amortized under the new rules. Amortization expense related to these assets was $94,000 for each of the nine month periods ended September 30, 2001 and 2000. The Company also had goodwill with a net book value of $495,000, which under the new rules will cease to be amortized as of December 31, 2001. Amortization expense related to goodwill was $39,000 for each of the nine month periods ended September 30, 2001 and 2000. The Company does not expect the goodwill to be impaired based upon its preliminary assessment of this asset.

         In July of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the priod in which it is incurred if a reasonalabe estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

         In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Company on January 1, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.


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

Changes in Financial Condition
------------------------------

General
-------
         Total assets at September 30, 2001 were $350.3 million compared to $326.7 million at year-end 2000. Deposit growth of $26.0 million has been invested in securities available for sale, $13.4 million and Federal Funds of $11.4 million. Loans decreased slightly with lower levels of indirect automobile loans and leases partially offset by growth in commercial and residential real estate.

Securities
----------
         The fair value of securities available for sale at September 30, 2001 was $93.0 million, compared to $79.6 million at December 31, 2000. Total purchases for the period were $48.2 million with maturities and principal reductions of $24.8 million and sales of $13.3 million.

The purchases were principally mortgage-backed securities and municipals. The maturities and principal reductions primarily consisted of cash-flows from mortgage-backed securities and callable agencies.

Loans
-----
         Total loans receivable, which include automobile leases, were $215.6 million at September 30, 2001 compared to $216.5 million at December 31, 2000. The decrease was due in part to a slow down in the Company's indirect automobile lending, with the balance decreasing $4.2 million from December 31, 2000, to $52.0 million at September 30, 2001.

         The Company no longer originates automobile leases, and as a result the portfolio declined $6.0 million from December 31, 2000 to $7.6 million at September 30, 2001, which includes residual value of $6.2 million, at September 30, 2001, declining from $10.7 million at year-end. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At September 30, 2001 the Company had an inventory of vehicles to liquidate of $803,000. Total losses incurred on the sale of off-lease vehicles was $574,000 for the nine months ended September 30, 2001. The Company's reserve for future residual value losses was $306,000 at September 30, 2001 compared to $400,000 at December 31, 2000.

           The decrease in automobile related loans and leases of $10.2 million was offset by a $6.1 million growth in commercial real estate and $5.1 million increase in residential real estate. In the current low interest rate environment the Company could continue to have residential mortgage growth, including refinancing activity. Periodically the company evaluates sales of fixed rate mortgages into the secondary market, the decision to sell would be based on balance sheet structure, projected demand for mortgage loans and interest rates.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                           September 30, 2001             December 31, 2000
                                          --------------------         -----------------------
                                              $           %                $               %
                                          --------      -----          --------          -----
Real Estate-Residential                   $ 64,578       29.9          $ 59,517           27.5
     Commercial                             62,909       29.2            56,815           26.2
     Construction                            2,034        0.9             2,425            1.1
Commercial, financial and agricultural      16,371        7.6            17,102            7.9
Consumer  loans to individuals              62,411       28.9            67,286           31.0
Lease financing, net of unearned income      7,587        3.5            13,644            6.3
                                          --------      -----          --------          -----
         Total loans                       215,890      100.0%          216,789          100.0%
Less:
  Unearned income and deferred fees            340                          312
  Allowance for loan losses                  3,282                        3,300
                                          --------                     --------
Total loans, net                          $212,268                     $213,177
                                          ========                     ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                    At or for the Three     At or for the Nine Months
                                 -------------------------  -------------------------
(dollars in thousands)           Months Ended September 30     Ended September 30
                                 -------------------------    --------------------
                                      2001        2000           2001        2000
                                   -------     -------        -------     -------
Balance, beginning                 $ 3,272     $ 3,381        $ 3,300     $ 3,344
Provision for loan losses              175         120            545         335
Charge-offs                           (198)       (200)          (656)       (537)
Recoveries                              33          33             93         192
                                   -------     -------        -------     -------
Net charge-offs                       (165)       (167)          (563)       (345)
                                   -------     -------        -------     -------
Balance, ending                    $ 3,282     $ 3,334        $ 3,282     $ 3,334
                                   =======     =======        =======     =======

Allowance to total loans              1.52%       1.55%          1.52%       1.55%
Net charge-offs to average loans
    (annualized)                       .31%        .31%           .35%        .22%

           The allowance for loan losses totaled $3,282,000 at September 30, 2001 and represented 1.52% of total loans, compared to $3,300,000 at year-end, and $3,334,000 at September 30, 2000. Net charge-offs for the three-month period ended September 30, 2001, totaled $165,000 and consisted principally of losses on the sale of repossessed automobiles. With the higher level of net charge-offs for the nine months of 2001, the provision for loan losses was increased to $545,000 compared to $335,000 in the similar period in 2000.

           Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at September 30, 2001 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

         At September 30, 2001, non-performing loans totaled $503,000, which is .23% of total loans decreasing from $680,000, or .31% of total loans at December
31, 2000. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                    September 30, 2001   December 31, 2000
                                          ------------------   -----------------
Loans accounted for on a non-accrual
     basis:
Commercial and all other                         $ 64                    $ 64
Real Estate                                       413                     518
Instalment                                         14                     --
                                                 ----                    ----
Total                                             491                     582

Accruing loans which are contractually
  past due 90 days or more                         12                      98
                                                 ----                    ----
Total non-performing loans                       $503                    $680
Foreclosed real estate                            115                      27
                                                 ----                    ----
Total non-performing assets                      $618                    $707
                                                 ====                    ====
Allowance for loan losses as a
  percent of non-performing loans               668.4%                  484.6%
Non-performing loans to total loans               .23%                    .31%
Non-performing assets to total assets             .18%                    .22%


Deposits
--------
           Total deposits at September 30, 2001 were $279.0 million, compared to $253.0 million at December 31, 2000, an increase of $26.0 million. Non-interest bearing demand deposits at September 30, 2001 were $36.0 million, compared to $28.7 million. The increase in part reflects seasonal growth in commercial, municipal, camp and property owners association accounts. Retail time deposits increased $8.4 million principally in maturities less than 2 years. In addition, the Company's premium money market account product increased $4.7 million to $14.7 million, reflecting retail customer activity.


Stockholders' Equity and Capital Ratios
---------------------------------------
           At September 30, 2001, total stockholders' equity totaled $35.1 million, a net increase of $3.7 million from December 31, 2000. The net increase in stockholders' equity was primarily due to $3,079,000 in net income, that was partially offset by $1,005,000 of dividend payments. In addition, other comprehensive income increased $1,364,000 due to increase in fair value of securities in the available for sale portfolio. This increase in fair value is a result of the decrease in interest rates, which favorably impacts the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                     September 30, 2001         December 31, 2000
                                     ------------------         -----------------
Tier 1 Capital
    (To average assets)                       9.76%                   9.44%
Tier 1 Capital
    (To risk-weighted assets)                13.23%                  12.78%
Total Capital
    (To risk-weighted assets)                14.73%                  14.27%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at September 30, 2001 and December 31, 2000.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                               Nine Months Ended September 30,
                                                        ----------------------------------------------------------------------------
                                                                        2001                                     2000
                                                        ------------------------------------     -----------------------------------
                                                         Average                     Average       Average                Average
                                                         Balance     Interest         Rate         Balance     Interest    Rate
                                                         -------     --------         ----         -------     --------    ----
                                                           (2)          (1)           (3)           (2)          (1)       (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  6,351      $   181         3.80%       $    205     $     9        5.85%
   Interest bearing deposits with banks                      156            5         4.27             243           5        2.74
   Securities held-to-maturity                             6,992          461         8.79           7,479         486        8.66
   Securities available for sale:
     Taxable                                              74,813        3,493         6.23          76,972       3,836        6.64
     Tax-exempt                                           10,523          577         7.31           3,965         219        7.36
                                                        --------      -------                     --------     -------
        Total securities available for sale               85,336        4,070         6.36          80,937       4,055        6.68
     Loans receivable (4) (5)                            215,187       13,671         8.47         209,923      13,476        8.56
                                                        --------      -------                     --------     -------
        Total interest earning assets                    314,022       18,388         7.81         298,787      18,031        8.05
Non-interest earning assets:
   Cash and due from banks                                 7,291                                     7,003
   Allowance for loan losses                              (3,276)                                   (3,376)
   Other assets                                           14,364                                    15,412
                                                        --------                                  --------
   Total non-interest earning assets                      18,379                                    19,039
                                                        --------                                  --------
Total Assets                                            $332,401                                  $317,826
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 64,991      $ 1,073        2.20%        $ 60,786     $ 1,124        2.47%
   Savings                                                42,098          634        2.01           42,801         703        2.19
   Time                                                  120,022        4,848        5.39          109,054       4,361        5.33
                                                        --------        -----                     --------     -------
      Total interest bearing deposits                    227,111        6,555        3.85          212,641       6,188        3.88
Short-term borrowings                                      8,227          215        3.48            7,471         232        4.14
Long-term debt                                            27,487        1,181        5.73           35,151       1,590        6.03
                                                        --------      -------                     --------     -------
   Total interest bearing liabilities                    262,825        7,951        4.03          255,263       8,010        4.18

Non-interest bearing liabilities:
   Demand deposits                                        30,983                                    29,384
   Other liabilities                                       5,695                                     5,697
                                                        --------                                     -----
      Total non-interest bearing liabilities              36,678                                    35,081
   Shareholders' equity                                   32,898                                    27,482
                                                        --------                                    ------
Total Liabilities and Shareholders' Equity              $332,401                                  $317,826
                                                        ========                                  ========

Net interest income (tax equivalent basis)                             10,437       3.77%                        10,021       3.86%
                                                                                  ======                                    ------
Tax-equivalent basis adjustment                                         (361)                                      (265)
                                                                     --------                                   -------
Net interest income                                                  $ 10,076                                   $ 9,756
                                                                     ========                                   =======
Net interest margin (tax equivalent basis)                                          4.43%                                     4.47%
                                                                                  ======                                    ======

(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                               Increase/(Decrease)
                               -------------------
                 Nine months ended September 30, 2001 Compared to
                 ------------------------------------------------
                      Nine months ended September 30, 2000
                      ------------------------------------

                                                   Variance due to
                                               ------------------------
                                               Volume    Rate      Net
                                               ------------------------
                                                (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold                            $ 178    $  (6)   $ 172
 Interest bearing deposits with banks             (3)       3        -
 Securities held to maturity                     (36)      11      (25)
 Securities available for sale:
    Taxable                                     (106)    (237)    (343)
    Tax-exempt securities                        361       (3)     358
                                               -----    -----    -----
       Total securities                          255     (240)      15
 Loans receivable                                401     (206)     195
                                               -----    -----    -----
   Total interest earning assets                 795     (438)     357

Interest bearing liabilities:
  Interest-bearing demand deposits               106     (157)     (51)
  Savings                                        (11)     (58)     (69)
  Time                                           443       44      487
                                               -----    -----    -----
     Total interest bearing deposits             538     (171)     367
 Short-term borrowings                            32      (49)     (17)
Long Term debt                                  (333)     (76)    (409)
                                               -----    -----    -----
 Total interest bearing liabilities              237     (296)     (59)
Net interest income (tax-equivalent basis)     $ 558    $(142)   $ 416
                                               =====    =====    =====


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2001 and
--------------------------------------------------------------------------------
September 30, 2000
------------------

General
-------
           For the nine months ended September 30, 2001 net income totaled $3,079,000 with a basic earnings per share EPS of $1.84 and diluted EPS of $1.82. This represents a $228,000 or 8% increase over the $2,851,000 earned in the corresponding period in 2000. The resuting return on average assets (ROA) for the nine months of 2001 was 1.24% with a return on average equity (ROE) of 12.48% compared to an ROA of 1.20% and ROE of 13.83% in 2000.

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2001 was $10,437,000, compared to $10,021,000 in 2000, an increase of $416,000 or 4.1%. The resultant fte net interest spread and net interest margin for 2001 was 3.77% and 4.43% respectively, compared to 3.86% and 4.47% respectively in 2000.

           Interest income (fte) for the nine months ended September 30, 2001 totaled $18,388,000, an increase of $357,000 from $18,031,000 in 2000. The increase was principally due to $15.2 million increase in average assets. This was partially offset by a declining interest rate environment, with the yield on earning assets at 7.81% in 2001, compared to 8.05% in the prior year.

           Securities available for sale averaged $85.3 million for nine months 2001, increasing from $80.9 million in 2000. The increase was principally due to purchases of mortgage backed securities and tax-exempt securities. The yield
(fte) in 2001 was 6.36% declining from 6.68% in 2000 due to the lower interest rate environment in 2001.

            Average loans for the nine months ending September 30, 2001 were $215.2 million, an increase of $5.3 million over $209.9 million in 2000. Interest income on loans totaled $13,671,000 with a yield of 8.47% compared to $13,476,000 and a yield of 8.56% in 2000. The growth in loans has principally been in commercial real estate, and to a lesser extent, residential real estate. The cumulative impact of the decrease in the prime interest rate from 9.50% at December 31, 2000 to its current level of 5.50% may decrease the yield on floating rate commercial loans in the fourth quarter. There can be no assurances however on the level or direction of interest rates in any future period.

           Total interest expense for nine months ended September 30, 2001 totaled $7,952,000 with a cost of 4.03% compared to $8,010,000 and 4.18% in 2000. The decrease was principally due to lower interest rates paid on core deposits including interest-bearing checking and money market accounts. The cost of time deposits was 5.39%, increasing from 5.33% in 2000. The higher cost was due to shorter-term time deposits generated in 2000, the majority of which will mature and reprice in 2001. The Company expects the cost of time deposits to decrease in the fourth quarter.

Other Income
------------
           Other income totaled $2,030,000 for the nine months ended September 30, 2001 compared to $1,878,000 for the same period in 2000. The increase was due in part to a loan promotion which generated $64,000 in fees, and growth in retail deposit fees of $41,000. The Company had gains on sales of investment securities of $144,000 in 2001 compared to $2,000 in the prior year. The gains on sales consisted principally of equity securities in a bank holding company, and corporate bonds.

Other Expenses
--------------
           For the nine months ended September 30, 2001, other expenses totaled $7,335,000 compared to $7,343,000 for the prior year. The loss on lease residuals was $480,000 decreasing from $754,000 in 2000, due in part to the lower level of leases outstanding in 2001. Professional fees decreased $67,000 with lower legal expense related to general corporate matters. Salaries and employee benefit increased $159,000 or 4.90%, due in part to the Lords Valley Office opened in the third quarter of 2000 and increasing health care costs.

Income Tax Expense
------------------
                    Income tax expense for the nine months ended September 30, 2001 was $1,147,000 for an effective tax rate of 27.1% compared to $1,105,000 and 27.9% in 2000. The decrease in the effective rate is due to higher levels of tax-exempt income on municipal securities.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                Three Months Ended September 30,
                                                        ----------------------------------------------------------------------------
                                                                       2001                                      2000
                                                        ------------------------------------      ----------------------------------
                                                         Average                     Average      Average                  Average
                                                         Balance     Interest         Rate        Balance      Interest     Rate
                                                         -------     --------        -------      -------      --------    -------
                                                           (2)          (1)           (3)           (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $ 10,706       $   94         3.51%       $     51      $    1        7.84%
   Interest bearing deposits with banks                      160            1         2.50             107           2        7.48
   Securities held-to-maturity                             6,498          143         8.80           7,481         162        8.66
   Securities available for sale:
     Taxable                                              79,527        1,198         6.03          76,857       1,279        6.66
     Tax-exempt                                           12,542          229         7.30           4,907          92        7.50
                                                        --------       ------                     --------          --
        Total securities available for sale               92,069        1,427         6.20          81,764       1,371        6.71
     Loans receivable (4) (5)                            214,776        4,447         8.28         213,271       4,647        8.72
                                                        --------       ------                     --------       -----
        Total interest earning assets                    324,209        6,112         7.54         302,674       6,183        8.17
Non-interest earning assets:
   Cash and due from banks                                 7,935                                     7,334
   Allowance for loan losses                              (3,233)                                   (3,366)
   Other assets                                           14,359                                    15,174
                                                        --------                                  --------
   Total non-interest earning assets                      19,061                                    19,142
                                                        --------                                  --------
Total Assets                                            $343,270                                  $321,816
                                                        ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 71,099       $  353         1.99%       $ 63,621      $  402        2.53%
   Savings                                                43,689          214         1.96          43,170         238        2.21
   Time                                                  120,879        1,547         5.12         104,752       1,439        5.49
                                                        --------       ------                     --------      ------
      Total interest bearing deposits                    235,667        2,114         3.59         211,543       2,079        3.93
Short-term borrowings                                      7,238           67         3.70           7,447          66        3.55
Long-term debt                                            26,728          373         5.58          37,753         612        6.48
                                                        --------       ------                     --------      ------
   Total interest bearing liabilities                    269,633        2,554         3.79         256,743       2,757        4.30

Non-interest bearing liabilities:
   Demand deposits                                        34,359                                    31,101
   Other liabilities                                       5,277                                     5,545
                                                        --------                                  --------
      Total non-interest bearing liabilities              39,636                                    36,646
   Shareholders' equity                                   34,001                                    28,427
                                                        --------                                  --------
Total Liabilities and Shareholders' Equity              $343,270                                  $321,816
                                                        ========                                  ========
Net interest income (tax equivalent basis)                              3,558         3.75%                      3,426        3.88%
                                                                                    ======                                  ======
Tax-equivalent basis adjustment                                          (129)                                     (89)
                                                                      -------                                   ------
Net interest income                                                   $ 3,429                                   $3,337
                                                                      =======                                   ======
Net interest margin (tax equivalent basis)                                            4.39%                                   4.53%
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

                               Increase/(Decrease)
                               -------------------
                Three months ended September 30, 2001 Compared to
                -------------------------------------------------
                      Three months ended September 30, 2000
                      -------------------------------------


                                                  Variance due to
                                                  ---------------
                                               Volume    Rate     Net
                                               ------------------------
                                                (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold                            $  97    $  (4)   $  93
 Interest bearing deposits with banks              4       (5)      (1)
 Securities held to maturity                     (36)      17      (19)
 Securities available for sale:
    Taxable                                      238     (319)     (81)
    Tax-exempt securities                        154      (17)     137
                                               -----    -----    -----
       Total securities                          392     (336)      56
 Loans receivable                                205     (405)    (200)
                                               -----    -----    -----
   Total interest earning assets                 662     (733)     (71)

Interest bearing liabilities:
  Interest-bearing demand deposits               227     (276)     (49)
  Savings                                         18      (42)     (24)
  Time                                           620     (512)     108
                                               -----    -----    -----
     Total interest bearing deposits             865     (830)      35
 Short-term borrowings                            (9)      10        1
Long Term debt                                  (162)     (77)    (239)
                                               -----    -----    -----
 Total interest bearing liabilities              694     (896)    (202)
Net interest income (tax-equivalent basis)     $ (32)   $ 164    $ 132
                                               =====    =====    =====


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for the Three months ended  September 30, 2001
--------------------------------------------------------------------------------
and September 30, 2000.
-----------------------

General
-------
         For the three months ended September 30, 2001 net income totaled $1,094,000 compared to $1,039,000 in 2000, an increase of $55,000 or 5.3%. The resultant basic EPS for the period was $.65 with a diluted EPS of $.64, increasing from basic $.62 and diluted $.61 in 2000. The return on average assets and return on average equity for the three months ended September 30, 2001 were 1.27% and 12.87% respectively.

Net Interest Income
-------------------
         Net interest income (fte) for the third quarter of 2001 was $3,558,000 with a net interest spread of 3.75% and net interest margin of 4.39% compared to $3,426,000, 3.88% and 4.53%, respectively in 2000.

         The yield on earning assets declined to 7.54% from 8.17% principally due to the lower interest rate environment and a change in the mix of earning assets. The prime rate of interest was 6.00% on September 30, 2001 compared to 9.50% on September 30, 2000. With this decrease, the yield on loans receivable declined to 8.28% from 8.72% in 2000. In addition, liquidity has increased, with deposit growth outpacing loan growth. As a result, short-term federal funds averaged $10.7 million in the third quarter of 2001, at a yield of 3.51%. Federal Funds represented 3.3% of earning assets compared to only .02% of earning assets in 2000. Loans represent 66.5% of earning assets in 2001, declining from 70.5% in 2000.

         The decline in earning asset yield was partially offset by a lower cost of funds at 3.79% in 2001, compared to 4.30% in 2000. The Company has decreased rates paid on its deposit accounts, with the cost of interest bearing at 3.59% in 2001 down from 3.93% in 2000. In addition, the company reduced its other borrowings, principally from the Federal Home Loan Bank, from an average $37.8 million at 6.48%, to $26.7 million at 5.58% in 2001. The borrowings have been replaced by lower costing deposits.

Other Income
------------
         Other income for three months ended September 30, 2001 totaled $670,000 compared to $690,000 in 2000. The decrease was principally due to a net gain of $105,000 on the sale of mortgage servicing rights in the third quarter of 2000, with no such transaction in 2001. The Company has also had a lower level of fiduciary income, $15,000 and commissions on sales of mutual fund and annuities, $26,000 in the third quarter of 2001. This was due in part to decline in the equity markets, which impacts fee income collected. This has been partially offset by higher deposit fee income due to growth in deposits. In addition, the Company had gains on sales of securities of $55,000 in 2001, compared to $1,000 in the prior year.

Other Expenses
--------------
         Other expenses totaled $2,421,000 for the third quarter of 2001, decreasing from $2,454,000 in 2000. The decrease is principally due to lower level of losses on lease residuals, $105,000.

Income Taxes
------------
         Income tax expense totaled $409,000 for an effective tax rate of 27.2% in 2001, compared to $414,000 and 28.5% in 2000. The decrease in the effective tax rate is due to a higher level of tax-exempt income on municipal securities.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           While the Federal Funds target rate and Prime rate of interest declined 350 basis points from December 31, 2000 to September 30, 2001 the Company's net interest margin has remained relatively stable at 4.39% for the third quarter of 2001 compared to 4.42% in the fourth quarter of 2000. Please refer to "Comparison of Operating Results - Net Interest" for further discussion on this matter.

           The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate scenerios and the impact on net interest margin. At September 30, 2001, the level of net interest income at risk was within the Policy limits. Please refer to Form 10-k for the year-ended December 31, 2000 for additional information.


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

                                       NORWOOD FINANCIAL CORP.

Date: November 9, 2001                 By: /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: November 9, 2001                 By: /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)