Form 10-K405
period 2001-12-31
NORWOOD FINANCIAL CORP
filed 2002-03-25
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001,
                                           -----------------

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to          .
                                                         --------    ---------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             ( Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                     23-2828306
---------------------------------------------------           ------------------
(State or Other Jurisdiction of Incorporation                 I.R.S. Employer
  or Organization)                                            Identification No.

717 Main Street, Honesdale, Pennsylvania                         18431
----------------------------------------                    ------------------
(Address of Principal Executive Offices                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (570) 253-1455
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained,
                              ---
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 16, 2002, there were 1,753,733 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 16, 2002, was $36,968,385 ($26.15 per share based on 1,413,702 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2001. (Parts I, II, and IV)
     2.   Portions   of  the  Proxy   Statement   for  the  Annual   Meeting  of
          Stockholders. (Part III)

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. Norwood Financial Corp undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business.

General

         Norwood Financial Corp. (the "Company") a Pennsylvania corporation is the holding company for Wayne Bank. On March 29, 1996, the Bank completed the Reorganization and became a wholly owned subsidiary of the Company. At December 31, 2001, the Company had total assets of $346.0 million, deposits of $274.9 million, and stockholders' equity of $35.1 million.

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

         The Bank is an independent community-oriented bank with six offices in Wayne County, three offices in Pike County and one office in Monroe County. The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates eleven automated teller machines with ten in branch locations and one remote service facility.

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

Personnel

         As of December 31, 2001, the Bank had 119 full-time and 12 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as "seasonal" or second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, longer term fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to certain internal guidelines. Fixed rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania.

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

         Due to the type and nature of the collateral, consumer lending generally involves more credit risk when compared with residential real estate lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency is usually turned over to a collection agency.

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates - indicated.

                                                                           As of December 31,
                                     -----------------------------------------------------------------------------------------------
                                             2001                2000                 1999              1998                1997
                                     ------------------- ------------------- ------------------ ------------------- ----------------
                                           $         %       $         %          $        %         $        %        $         %
                                     ----------   ------- -------   -------    -------   ------   -------   -----   -------    -----
                                                                         (Dollars in Thousands)
Type of Loans:
-------------
Commercial, Financial and
Agricultural.........................   $17,442     8.1   $17,102      7.9     $15,672     7.6    $25,559    13.6   $26,589     14.2
Real Estate-Construction.............     4,642     2.2     2,425      1.1       3,339     1.6      3,046     1.6     2,046      1.1
                 Residential.........    64,635    30.1    59,517     27.5      56,967    27.7     52,392    27.7    54,227     29.0
                Commercial...........    63,609    29.6    56,815     26.2      51,562    25.1     30,734    16.4    32,986     17.7
Lease financing, net of unearned
income...............................     6,126     2.9    13,644      6.3      23,974    11.7     33,860    18.0    33,877     18.1
Consumer Loans to Individuals........    58,143    27.1    67,286     31.0      54,045    26.3     42,061    22.7    37,082     19.9
                                        -------   -----   -------    -----     -------   -----    -------   -----   -------    -----
                                        214,597   100.0   216,789    100.0     205,559   100.0    187,652   100.0   186,807    100.0
                                                  =====              =====               =====              =====              =====
Less:
Unearned income and deferred fees....      (403)             (312)                (399)              (733)           (1,167)
Allowance for loan losses............    (3,216)           (3,300)              (3,344)            (3,333)           (3,250)
                                       --------          --------             --------           --------          --------
                                       $210,978          $213,177             $201,816           $183,586          $182,390
                                       ========          ========             ========           ========          ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2001. Scheduled repayments are reported in the maturity category in which payment is due.


                                    Less than     One to     Over
                                    One Year    Five Years Five Years     Total
                                    --------    ---------- ----------     -----
                                               (Dollars in thousands)

Commercial, Financial
  and Agricultural                   $ 5,932     $ 6,446     $ 5,064     $17,442
Real Estate-
  Construction                         4,642          --          --       4,642
Commercial                             4,185      11,225      48,199      63,609
                                     -------     -------     -------     -------
      Total                          $14,759     $17,671     $53,263     $85,693
                                     =======     =======     =======     =======

Loans with fixed-rate                $ 2,346     $ 6,952     $10,929     $20,227
Loans with floating
  Rates                               12,413      10,719      42,334      65,466
                                     -------     -------     -------     -------
      Total                          $14,759     $17,671     $53,263     $85,693
                                     =======     =======     =======     =======

         Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. For the year ended December 31, 2001, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $71,000 of which $27,000 was collected.


                                                             As of December 31,
                                                2001      2000      1999      1998      1997
                                              ------    ------    ------    ------    ------
                                                           (Dollars In Thousands)
Loans accounted for on a non-accrual basis:
  Commercial and all other                    $   64    $   64    $   64    $   65    $  963
  Real estate                                    597       518       513       503     1,112
  Consumer                                        11        --        19        20        33
                                              ------    ------    ------    ------     -----
Total                                            672       582       596       588     2,108

Accruing loans which are contractually
past-due 90 days or more:
   Commercial and all other                       --        --        --        --        44
   Real estate                                    --        34        --        --        --
   Consumer                                       11        64        61        34        23
                                              ------    ------    ------    ------     -----
Total                                             11        98        61        34        67

Total non-performing loans                       683       680       657       622     2,175
Foreclosed real estate                            54        27       110       204       537
                                              ------    ------    ------    ------     -----
Total non-performing assets                   $  737    $  707    $  767    $  826     2,712
                                              ======    ======    ======    ======     =====

Total non-performing loans to total loans        .32%      .31%      .32%      .33%     1.17%

Total non-performing loans to total assets       .20%      .21%      .21%      .22%      .83%

Total non-performing assets to total assets      .21%      .22%      .24%      .30%     1.03%


         The recorded investment in impaired loans, not requiring an allowance for loan losses was $618,000 and $354,000 at December 31, 2001 and 2000, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $64,000 and $-0- at December 31, 2001 and 2000, respectively. The related allowance for loan losses associated with these loans was $7,000 and $-0-, respectively, at December 31, 2001 and 2002. For the years, ended December 31, 2001, 2000 and 1999, the average recorded investment in these impaired loans was $694,000, $364,000 and $365,000 and the interest income recognized on these impaired loans was $22,000, $-0- and $-0-, respectively.

         Potential Problem Loans. As of December 31, 2001, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                       Years Ended December 31,
                                                  -----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ---------     ---------     ---------
Total loans receivable net of unearned
 Income .......................................   $ 214,194     $ 216,477     $ 205,160     $ 186,919     $ 185,640

Average loans receivable ......................     214,905       211,174       196,005       186,877       183,625

Allowance balance at beginning of period ......   $   3,300     $   3,344     $   3,333     $   3,250     $   2,616

Charge-offs:
  Commercial and all other ....................         (12)         --             (12)         (294)         (380)
   Real Estate ................................         (11)           (9)          (17)          (14)         (119)
   Consumer ...................................        (711)         (589)         (419)         (366)         (264)
   Leases .....................................        (152)         (170)         (184)         (115)          (67)
                                                  ---------     ---------     ---------     ---------     ---------

Total .........................................        (886)         (768)         (632)         (789)         (830)

Recoveries:
   Commercial and all other ...................           8            54            74            89            72
   Real Estate ................................           1            73            --             7             3
   Consumer ...................................          85            88            83            50            34
   Leasing ....................................          13            29            16             6          --
                                                  ---------     ---------     ---------     ---------     ---------
Total .........................................         107           244           173           152           109
                                                  ---------     ---------     ---------     ---------     ---------
 Net Charge-offs ..............................        (779)         (524)         (459)         (637)         (721)
Provision Expense .............................         695           480           470           720         1,355
                                                  ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period ............   $   3,216     $   3,300     $   3,344     $   3,333     $   3,250
                                                  =========     =========     =========     =========     =========

Allowance for loan losses as a percent of total
  Loans outstanding ...........................        1.50%         1.52%         1.63%         1.78%         1.75%
                                                  =========     =========     =========     =========     =========

Net loans charged off as a percent of average
  Loans outstanding ...........................         .36%          .25%          .23%          .34%          .39%
                                                  =========     =========     =========     =========     =========

         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated.

                                                                        At December 31,
                                  --------------------------------------------------------------------------------------------------
                                        2001              2000                 1999                 1998                 1997
                                  ----------------  ------------------    ------------------  -------------------   ----------------
                                                                   (Dollars in thousands)
                                           % of                % of                  % of                 % of               % of
                                           Loans               Loans                 Loans                Loans              Loans
                                          to Total            to Total              to Total             to Total           to Total
                                  Amount   Loans     Amount    Loans      Amount     Loans    Amount      Loans     Amount   Loans
                                  ------   -----     ------    -----      ------     -----    ------      -----     ------   -----
Commercial, financial and
agricultural                        $426      8.1%   $  345       7.9%      $376        7.6%  $  346      13.6%    $  610      14.2

Real estate - construction            70      2.2        40       1.1        31         1.6       23       1.6         15       1.1

Real estate - mortgage             1,421     59.7     1,314      53.7     1,171        52.8      647      44.1        641
                                                                                                                               46.7
Consumer  loans to individuals       715     27.1       719      31.0       551        26.3      442      22.7        276      19.9

Lease Financing                       92      2.9       118       6.3       180        11.7      254      18.0        169      18.1

Unallocated                          492       --       764        --     1,035          --    1,621        --      1,539        --
                                  ------    -----    ------     -----    ------       -----   ------     -----     ------     -----

     Total                        $3,216    100.0%   $3,300     100.0%   $3,344       100.0%  $3,333     100.0%    $3,250     100.0%
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

         Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

                                                                 As of December 31,
                                                   -------------------------------------------
(Dollars in thousands)                                2001              2000            1999
                                                      ----              ----            ----
  Securities:
  (carrying value)
  U.S. Treasury Securities.............            $     --         $      --          $3,988
  U.S.  Government
  Agencies.............................              15,647            20,879          18,170
  State and  political
   Subdivisions........................              18,866            15,993          12,151
  Corporate Notes and bonds............              14,244             7,953           2,307
  Mortgage-backed Securities...........              51,459            38,152          45,523
  Equity Securities....................               1,803             1,572           1,632
                                                   --------           -------         -------
     Total  Securities                             $102,019           $84,549         $83,771
                                                   ========           =======         =======
 Fair value of
  Securities...........................            $102,257           $84,851         $83,705
                                                   ========           =======         =======

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 2001. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on mortgage backed securities is based upon expected average lives rather than contractual terms. Equity securities with no stated maturity are classified as "one year or less."

Investment Portfolio Maturities                      After one through  After five through                    Total Investment
                                 One year or Less       five years          ten years       After ten years      Securities
                                ------------------   -----------------  ------------------  ----------------  ------------------
                                Carrying   Average   Carrying  Average  Carrying   Average  Carrying Average  Carrying  Average
(Dollars in thousands)            Value    Yield      Value     Yield    Value      Yield    Value    Yield    Value     Yield
                                  -----    -----      -----     -----    -----      -----    -----    -----    -----     -----
Obligations of U.S.
    Government Agencies         $    --        --    $ 7,058    5.70%   $ 7,590    6.19%    $   999   6.53%   $ 15,647   5.99%
Obligations of state and
    political subdivisions          254      6.36%     1,965    8.38%       796    7.21%     15,851   4.96%     18,866   5.43%
Mortgage-backed Securities (1)   12,147      5.83%    23,510    5.78%    10,542    5.66%      5,260   5.74%     51,459   5.77%
Corporate Securities              2,081      7.10%    11,334    5.59%        --      --         829   4.65%     14,244   5.76%
Equity Securities (2)             1,803      4.35%        --      --         --      --          --     --       1,803   4.35%
                                -------      ----     -------   ----    -------    ----     -------   ----    --------   ----
Total Investment
    Securities                  $16,285      5.95%    $43,867   5.84%   $18,928    5.94%    $22,939   5.20%   $102,019   5.71%
                                =======      ====     =======   ====    =======    ====     =======   ====    ========   ====

Deposit Activities.

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit and Automated Clearing House (ACH) activity. The Bank operates ten automated teller machines and is affiliated with the STAR ATM network.

  The following table sets forth information regarding deposit categories of the Company.

                                2001                 2000                 1999
                                ----                 ----                 ----
(in thousands)                Average               Average              Average
                              -------               -------              -------
                          Balance  Rate Paid   Balance   Rate Paid   Balance  Rate Paid
                          -------  ---------   -------   ---------   -------  ---------
Non-interest bearing
  demand                 $ 31,407             $ 29,525              $ 28,059
Interest-bearing demand    31,889     1.22%     28,789      1.80%     25,336     1.68%
Savings                    42,631     1.86%     42,492      2.20%     42,676     2.19%
Time                      122,161     5.18%    111,778      5.45%    107,152     5.15%

Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2001.

              (Dollars in thousands)                         Certificates
                                                              of Deposit
                                                              ----------

              Maturity Period
              ---------------

                 Within three months.......................     $8,936
          Over three through six months....................      9,350
          Over six through twelve months...................      1,998
          Over twelve months...............................      7,140
                                                               -------
                                                               $27,424
                                                               =======

Short-Term Borrowings

The following table sets forth information concerning only short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

        (Dollars in thousands)                    Years ended December 31,
                                                  ------------------------
                                                  2001      2000      1999
                                                  ----      ----      ----

Short term borrowings:
  Average balance during the year............   $7,781    $6,914    $8,187
  Maximum month-end during the year..........    9,411     9,347     8,600
  Average interest rate during the year .....     3.80%     4.38%     3.66%
  Total short-term borrowings at end of
    the year.................................   $6,641    $7,860    $8,600

Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 2001, the Bank acted as trustee for $57.5 million of assets of which $28.6 million is non-discretionary with no investment authority.

Subsidiary Activities

   The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Futureshare Financial a registered broker/dealer. NIC had sales volume of $9.2 million in 2001, generating revenues for the Company of $267,000.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank through WTRO foreclosed upon in 1998. The majority of the foreclosed real estate was sold in the third quarter of 1998. The Company had little activity in 2001.

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

         Financial Modernization. The Gramm-Leach-Bliley Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company ("FHC") if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank-Regulatory Capital Requirements."

Regulation of the Bank

         General. As a Pennsylvania chartered, insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

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

         The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the BIF and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

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

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2001, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2001.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2001, the Bank was in compliance with this requirement.

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

Item 2.  Description of Properties
-------  -------------------------

         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and nine additional branch offices. The Bank's total investment in office property and equipment is $ 11.1 million with a net book value of $6.0 million at December 31, 2001. The Bank currently operates automated teller machines at all ten of its facilities and one automated teller machine only location. The Bank leases three of its locations with minimum lease commitments of $384,000 through 2006. The three locations have various renewal options.

Item 3.  Legal Proceedings
-------  -----------------

         Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------  ---------------------------------------------------------

         The above-captioned information appears under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Company's consolidated financial statements listed in Item 14 are incorporated herein by reference.

Item 9.  Changes In and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

   None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" in the 2002 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Certain Relationships and Related Transactions".

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

         (a)      Listed   below  are  all  financial  statements  and  exhibits
                  filed  as  part  of  this   report,  and are  incorporated  by
                  reference.

         1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001, together with the related notes and the independent auditors' report of Beard Miller Company LLP. independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

                    3(i)   Articles of Incorporation of Norwood Financial Corp.*
                    3(ii)  Bylaws of Norwood Financial Corp.*
                  4.0      Specimen Stock Certificate of Norwood Financial Corp.*
                 10.1      Amended Employment Agreement with William W.Davis, Jr.***
                 10.2      Amended Employment Agreement with Lewis J. Critelli***
                 10.3      Form of Change-in-Control Severance Agreement with nine key employees of the Bank*
                 10.4      Consulting Agreement with Russell L. Ridd**
                 10.5      Wayne Bank Stock Opton Plan*
                 10.6      Salary Continuation Agreement between the Bank and
                             William W. Davis, Jr.***
                 10.7      Salary Continuation Agreement between the Bank and Lewis J.
                             Critelli***
                 10.8      Salary Continuation Agreement between the Bank and Edward
                             C. Kasper***
                 10.9      1999 Directors Stock Compensation Plan***
                 13        Portions of the Annual Report to Stockholders
                 21        Subsidiaries of Norwood Financial Corp.
                             (see Item 1. Business General and Subsidiary Activity)
                 23        Consent of Independent Accountants.

         (b)      Reports on Form 8K - None
-------------------------

* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.6-28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366.

*** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 23, 2001, File No. 0-28366.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NORWOOD FINANCIAL CORP.

Dated:  March 22, 2002                      By: /s/William W. Davis, Jr.
                                                --------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.


By:   /s/William W. Davis, Jr.                       By:      /s/Lewis J. Critelli
      --------------------------------------                  --------------------------------------------
      William W. Davis, Jr.                                   Lewis J. Critelli
      President, Chief Executive Officer                      Executive Vice President
        and Director                                          (Principal Financial and Accounting
      (Principal Executive Officer)                                   Officer)


By:   /s/Charles E. Case                             By:      /s/John E. Marshall
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