Form 10-Q
period 2002-03-31
NORWOOD FINANCIAL CORP
filed 2002-05-10
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended March 31, 2002
                                  ----------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    -----------------------

Commission file number   0-28366
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding as of May 3, 2002
---------------------------------------                   1,753,448
common stock, par value $0.10 per share         -----------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

                                                                           Page
                                                                          Number
Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   10
Item 3   Qualitative and Quantitative Disclosures About Market Risk           17

Part II -         OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18
Item 2.  Changes in Securities                                                18
Item 3.  Defaults upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Security Holders                  18
Item 5.  Other Materially Important Events                                    18
Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                              March 31,   December 31,
                                                                 2002         2001
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $   6,331    $   9,645
    Interest bearing deposits with banks                            172          111
    Federal funds sold                                           17,495        7,580
                                                              ---------    ---------
       Cash and cash equivalents                                 23,998       17,336

    Securities available for sale                                91,564       95,793
    Securities held to maturity, fair value 2002
      $6,499, 2001 $6,464                                         6,227        6,226
    Loans receivable (net of unearned income)                   213,612      214,194
     Less: Allowance for loan losses                              3,272        3,216
                                                              ---------    ---------
   Net loans receivable                                         210,340      210,978
   Investment in FHLB Stock                                       1,250        1,400
   Bank premises and equipment, net                               5,954        6,037
   Foreclosed real estate                                            11           54
   Accrued interest receivable                                    1,926        1,879
   Other assets                                                   6,116        6,326
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 347,386    $ 346,029
                                                              =========    =========

LIABILITIES
    Deposits:
       Non-interest bearing demand                            $  30,039    $  31,715
      Interest-bearing                                          248,043      243,208
                                                              ---------    ---------
          Total deposits                                        278,082      274,923
       Short-term borrowings                                      6,557        6,641
      Long-term debt                                             23,000       25,000
      Accrued interest payable                                    2,209        2,326
      Other liabilities                                           1,876        2,023
                                                              ---------    ---------
TOTAL LIABILITIES                                               311,724      310,913

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        issued 1,803,824 shares                                     180          180
    Surplus                                                       4,714        4,687
    Retained earnings                                            31,921       31,265
    Treasury stock, at cost: 2002: 50,279 shares,
          2001:  59,831 shares                                   (1,020)      (1,066)
    Unearned ESOP shares                                           (950)        (952)
    Accumulated other comprehensive income                          817        1,002
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 35,662      35, 116
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 347,386    $ 346,029
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                              Three Months Ended
                                                  March 31
                                               ---------------
                                                 2002     2001
                                               ------   ------
INTEREST INCOME
    Loans receivable, including fees           $4,040   $4,674
    Securities                                  1,403    1,356
    Other                                          39       12
                                               ------   ------
   Total interest income                        5,482    6,042
INTEREST EXPENSE
   Deposits                                     1,671    2,263
   Short-term borrowings                           32       70
   Long-term debt                                 329      423
                                               ------   ------
 Total interest expense                         2,032    2,756
                                               ------   ------
NET INTEREST INCOME                             3,450    3,286
PROVISION FOR LOAN LOSSES                         180      170
                                               ------   ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                       3,270    3,116

OTHER INCOME
   Service charges and fees                       419      418
   Income from fiduciary activities                63       83
   Net realized gains on sales of securities       11       11
   Other                                          205      154
                                               ------   ------
       Total other income                         698      666

OTHER EXPENSES
   Salaries and employee benefits               1,246    1,156
   Occupancy, furniture & equipment, net          310      335
    Data processing related                       132      124
    Losses on lease residuals                     180      180
    Taxes, other than income                       78       71
    Professional fees                              59       50
    Other                                         563      534
                                               ------   ------
        Total other expenses                    2,568    2,450

INCOME BEFORE INCOME TAXES                      1,400    1,332
INCOME TAX EXPENSE                                371      363
                                               ------   ------
NET INCOME                                     $1,029   $  969
                                               ======   ======

BASIC EARNINGS PER SHARE                       $ 0.61   $ 0.58
                                               ======   ======

DILUTED EARNINGS PER SHARE                     $ 0.60   $ 0.58
                                               ======   ======

Dividends per share                            $ 0.22   $ 0.20
                                               ======   ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                        Accumulated
                                                                                             Unearned      Other
                                                 Common              Retained    Treasury      ESOP    Comprehensive
                                                 Stock    Surplus    Earnings     Stock       Shares   Income (loss)       Total
                                                 -----    -------    --------     -----       ------   -------------       -----
Income(loss)
Balance, December 31, 2000                        $180     $4,629    $28,441     ($1,213)    ($1,155)        $  488      $31,370

Comprehensive income:
  Net Income                                                             969                                                 969
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                                  539          539
                                                                                                                         -------
Total comprehensive income                                                                                                 1,508
                                                                                                                         -------
Cash dividends declared, $.20 per share                                 (335)                                               (335)
Release of earned ESOP shares                                  10                                 15                          25
                                                  ----     ------    -------     -------     -------         ------      -------
Balance, March 31, 2001                           $180     $4,639    $29,075     ($1,213)    ($1,140)        $1,027      $32,568
                                                  ====     ======    =======     =======    ========         ======      =======

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)


                                                                                                        Accumulated
                                                                                             Unearned      Other
                                                 Common              Retained    Treasury      ESOP    Comprehensive
                                                 Stock    Surplus    Earnings     Stock       Shares   Income (loss)       Total
                                                 -----    -------    --------     -----       ------   -------------       -----
Income(loss)
Balance, December 31, 2001                        $180     $4,687    $28,441     ($1,066)      ($952)       $1,002       $35,116

Comprehensive income:
  Net Income                                                           1,029                                               1,029
  Net change in unrealized gains (losses)
   on securities available for sale, net of
   reclassification adjustment and tax effects                                                                 (185)        (185)
                                                                                                                          ------
Total comprehensive income                                                                                                   844
                                                                                                                          ------
Cash dividends declared, $.22 per share                                 (373)                                               (373)
Stock options exercised                                        (7)                    51                                      44
Tax benefit of stock options exercised                          5                                                              5
Acquisition of treasury stock                                                         (5)                                     (5)
Release of earned ESOP shares                                  29                                  2                          31
                                                  ----     ------    -------     -------       -----         ------      -------
Balance, March 31, 2002                           $180     $4,714    $31,921     ($1,020)      ($950)        $  817      $35,662
                                                  ====     ======    =======     =======       =====         ======      =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                             Three Months Ended March 31,
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  1,029    $    969
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          180         170
  Depreciation                                                       146         156
  Amortization of intangible assets                                   44          44
  Deferred income taxes                                              (99)       (297)
  Net realized gain on sales of securities                           (11)        (11)
  Gain(loss) on sale of foreclosed real estate, net                   (1)          -
  Net gain on sale of mortgage loans and servicing                   (56)       (130)
  Mortgage loans originated for sale                              (4,013)     (1,270)
  Proceeds from sale of mortgage loans                             4,069       1,401
  Decrease (increase) in accrued interest receivable                 (47)         98
  Increase (decrease) in accrued interest payable                   (117)       (269)
  (Increase) in cash surrender value of life insurance               (54)        (42)
  Other, net                                                         607         763
                                                                --------    --------
     Net cash provided by operating activities                     1,677       1,582
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       3,954       5,224
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                       9,779       9,995
         Purchases                                                (9,793)    (14,457)
  Net decrease (increase) in loans                                   221       1,089
  Purchase of bank premises and equipment, net                       (63)       (189)
  Redemption of FHLB Stock                                           150           -
  Proceeds from sales of foreclosed real estate                       44          30
                                                                --------    --------
                  Net cash used in investing activities            4,292       1,692

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                               3,159      (5,162)
 Net increase (decrease) in short term borrowings                    (84)     (1,302)
 Repayments of long-term debt                                     (2,000)     (8,000)
 Proceeds from long-term debt                                          -       8,000
 Stock options exercised                                              44           -
 Acquisition of treasury stock                                        (5)          -
 Release and (buyback) of ESOP shares                                (48)        (35)
 Cash dividends paid                                                (373)       (334)
                                                                --------    --------
         Net cash used in financing activities                       693      (6,833)
                                                                --------    --------
         Increase(decrease) in cash and cash equivalents           6,662      (3,559)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,336      11,694
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 23,998    $  8,135
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

2.       Estimate
         --------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2001.

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

                              For the Three Months Ended
                              --------------------------
                                      March 31
                                      --------
                                    2002    2001
                                    ----    ----
                                   (In Thousands)
Basic EPS weighted average
    Shares outstanding             1,694   1,673
Dilutive effect of stock options      23      10
                                   -----   -----
Diluted EPS weighted average
     Shares outstanding            1,717   1,683
                                   =====   =====

4.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period March 31, 2002 and 2001 were $2,149,000 and $3,025,000 respectively. Cash payments for income taxes in 2002 were $4,450 compared to $132,000 in 2001. Non-cash investing activity for 2002 and 2001 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $228,000 and $330,000.

5.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

6.       Recent Accounting Standards
         ---------------------------

         In June of 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

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

         Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for the Company in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

         At March 31, 2002, the Company had intangible assets with a net book value of $594,000, which will continue to be amortized under the new rules. Amortization expense related to these assets was $44,000 for the three months ended March 31, 2002 and 2001.

         In July of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

         In August of 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement were effective for the Company on January 1, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

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

Changes in Financial Condition
------------------------------

General
-------
         Total assets at March 31, 2002 were $347.4 million compared to $346.0 million at year-end 2001.

Securities
----------
         The fair value of securities available for sale at March 31, 2002 was $91.6 million, compared to $95.8 million at December 31, 2001. Total purchases for the period were $9,793,000 with securities called and principal reductions of $9,779,000 and sales of $3,954,000. (See cash flow). The purchases were principally obligations of U.S. Government Agencies.

Loans
-----
         Total loans receivable, were $213.6 million at March 31, 2002, compared to $214.2 million at December 31, 2001. The decrease was principally due to $3.9 million of longer-term, high coupon residential mortgages sold in the secondary market. There was a gain on the sale of $56,000. The Company also experienced a slow down in its indirect automobile lending, with loans decreasing $4.2 million from December 31, 2001, to $43.8 million at March 31, 2002. Commercial and commercial real estate loans increased $6.0 million, to $88.0 million. The commercial lending activity was principally in the Monroe and Pike County market areas.

         The Company no longer originates automobile leases, and as a result the portfolio declined $1.7 million from December 31, 2001 to $4.4 million at March 31, 2002, which includes residual value of $3.7 million, at March 31, 2002. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At March 31, 2002 the Company had an inventory of vehicles to liquidate of $814,000. Total provision for losses incurred on off-lease vehicles included in other expense was $180,000 for the quarter. The Company's reserve for future residual value losses was $161,000 at March 31, 2002 compared to $225,000 at December 31, 2001.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                           March  31, 2002         December 31, 2001
                                           ---------------         -------------------
                                              $            %           $            %
                                         ---------      ------     --------      -------
Real Estate-Residential                   $ 64,230        30.0     $ 64,635         30.1
         Commercial                         68,252        31.9       63,609         29.6
         Construction                        3,675         1.7        4,642          2.2
Commercial, financial and agricultural      19,747         9.2       17,442          8.1
Consumer  loans to individuals              53,686        25.1       58,143         27.1
Lease financing, net of unearned income      4,433         2.1        6,126          2.9
                                         ---------      ------     --------      -------
         Total loans                       214,023       100.0%     214,597        100.0%
Less:
  Unearned income and deferred fees            411                      403
  Allowance for loan losses                  3,272                    3,216
                                          --------                 --------
Total loans, net                          $210,340                 $210,978
                                          ========                 ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                        Three
(dollars in thousands)           Months Ended March 31
                                 ---------------------
                                     2002        2001
                                   -------     -------
Balance, beginning                 $ 3,216     $ 3,300
Provision for loan losses              180         170
Charge-offs                           (153)       (240)
Recoveries                              29          30
                                   -------     -------
Net charge-offs                       (124)       (210)
                                   -------     -------
Balance, ending                    $ 3,272     $ 3,260
                                   =======     =======

Allowance to total loans              1.53%       1.52%
Net charge-offs to average loans
    (annualized)                       .23%        .39%

           The allowance for loan losses totaled $3,272,000 at March 31, 2002 and represented 1.53% of total loans, compared to $3,216,000 at year-end, and $3,260,000 at March 31, 2001. Net charge-offs for the three month period ended March 31, 2002, totaled $124,000 and consisted principally of losses on the sale of repossessed automobiles. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at March 31, 2002 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At March 31, 2002, non-performing loans totaled $1,027,000, which is ..48% of total loans compared to $683,000, or .32% of total loans at December 31, 2001. The increase is principally due to a commercial loan secured by real
estate,  in  the  process  of  foreclosure.   The  following  table  sets  forth
information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                           March 31, 2002    December 31, 2001
                                                 --------------    -----------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                            $   64           $   64
  Real Estate                                            856              597
  Consumer                                                72               11
                                                      ------           ------
 Total                                                   992              672

 Accruing loans which are contractually
    past due 90 days or more                              35               11
                                                      ------           ------
  Total non-performing loans                          $1,027           $  683
  Foreclosed real estate                                  11               54
                                                      ------           ------
  Total non-performing assets                         $1,038           $  737
                                                      ======           ======
Allowance for loan losses as a
percent of non-performing loans                        318.6%           470.9%
Non-performing loans to total loans                      .48%             .32%
Non-performing assets to total assets                    .30%             .21%


Deposits
--------
           Total deposits at March 31, 2002 were $278.1 million compared to $274.9 million at December 31, 2001. Non-interest bearing demand deposits at March 31, 2002 were $30.0 million compared to $31.7 million at December 31, 2001. The change reflects a seasonal decline in commercial and municipal accounts. Time deposits in denominations of $100,000 or more decreased to $25.1 million at March 31, 2002 from $27.4 million at December 31, 2001 due to scheduled maturities of school district and other municipal deposits. This decrease was offset by growth in retail time deposits of $4.8 million. In addition, the Company had $5.6 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the Company considers core funding.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)              March 31, 2002     December 31,2001
                                    --------------     ----------------

Non-interest bearing demand            $ 30,039            $ 31,715
Interest bearing demand                  35,766              34,939
Money Market                             34,044              34,360
Savings                                  46,638              44,894
Time                                    131,595             129,015
                                       --------            --------

         Total                         $278,082            $274,923
                                       ========            ========


Stockholders' Equity and Capital Ratios
---------------------------------------
           At March 31,2002, total stockholders' equity totaled $35.7 million, a net increase of $546,000 from December 31, 2001. The net increase in stockholders' equity was primarily due to $1,029,000 in net income, that was partially offset by $373,000 of dividends declared. In addition, accumulated other comprehensive income decreased $185,000 due to decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of an increase in interest rates, which may unfavorably impact the value of the securities. Because of interest rate volatility, the Company's accumulated other income comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                     March 31, 2002            December 31, 2001
                                     --------------            -----------------
Tier 1 Capital
    (To average assets)                   10.03 %                     9.93%
Tier 1 Capital
    (To risk-weighted assets)             14.09%                     13.78%
Total Capital
    (To risk-weighted assets)             15.64%                     15.30%

           The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at March 31, 2002 and December 31, 2001.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                               Three Months Ended March 31,
                                                        -------------------------------------------------------------------------
                                                                       2002                                  2001
                                                        -----------------------------------    ----------------------------------
                                                        Average                   Average      Average                  Average
                                                        Balance     Interest       Rate        Balance     Interest       Rate
                                                        -------     --------       -----       -------     --------       ----
                                                          (2)          (1)          (3)          (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                  $  9,407      $   38         1.62%     $    820      $   11        5.37%
   Interest bearing deposits with banks                     152           1         2.63           104           1        3.85
   Securities held-to-maturity                            6,227         136         8.74         7,485         166        8.87
   Securities available for sale:
     Taxable                                             80,784       1,156         5.72        71,815       1,150        6.41
     Tax-exempt                                          13,104         238         7.26         8,169         146        7.15
                                                       --------      ------                   --------      ------
        Total securities available for sale              93,888       1,394         5.94        79,984       1,296        6.48
     Loans receivable (4) (5)                           216,226       4,046         7.48       215,735       4,681        8.68
                                                       --------      ------                   --------      ------
        Total interest earning assets                   325,900       5,615         6.89       304,128       6,155        8.10
Non-interest earning assets:
   Cash and due from banks                                7,434                                  6,699
   Allowance for loan losses                             (3,263)                                (3,264)
   Other assets                                          13,987                                 14,495
                                                       --------                               --------

   Total non-interest earning assets                     18,158                                 17,930
                                                       --------                               --------
Total Assets                                           $344,058                               $322,058
                                                       ========                               ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand deposits                    $ 67,413                     1.06%      $59,268         365        2.46%
                                                                       178
   Savings                                               45,289        157          1.39        40,722         212        2.08
   Time                                                 131,031      1,336          4.08       119,914       1,686        5.62
                                                       --------     ------                    --------      ------
      Total interest bearing deposits                   243,733      1,671          2.74       219,904       2,263        4.12
Short-term borrowings                                     5,923         32          2.16         7,792          70        3.59
Long-term debt                                           23,933        329          5.50        29,243         423        5.79
                                                       --------     ------                    --------      ------
   Total interest bearing liabilities                   273,589      2,032          2.97       256,939       2,756        4.29
Non-interest bearing liabilities:
   Demand deposits                                       30,255                                 27,002
   Other liabilities                                      4,429                                  6,273
                                                       --------                               --------
      Total non-interest bearing liabilities             34,684                                 33,275
   Shareholders' equity                                  35,785                                 31,844
                                                       --------                               --------
Total Liabilities and Shareholders' Equity             $344,058                               $322,058
                                                       ========                               ========

Net interest income (tax equivalent basis)                           3,583          3.92%                    3,399        3.81%
                                                                                    ====                                  ====
Tax-equivalent basis adjustment                                       (133)                                   (113)
                                                                    ------                                  ------
Net interest income                                                 $3,450                                  $3,286
                                                                    ======                                  ======
Net interest margin (tax equivalent basis)                                          4.40%                                 4.47%
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

                               Increase/(Decrease)
                               -------------------
                  Three months ended March 31,2002 Compared to
                  --------------------------------------------
                        Three months ended March 31, 2001
                        ---------------------------------
                                 Variance due to
                                 ---------------

                                               Volume     Rate       Net
                                             ------------------------------
                                                 (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold                          $    82    $   (55)   $    27
 Interest bearing deposits with banks              2         (2)         -
 Securities held to maturity                     (28)        (2)       (30)
 Securities available for sale:
    Taxable                                      532       (526)         6
    Tax-exempt securities                         90          2         92
                                             -------    -------    -------
       Total securities                          622       (524)        98
 Loans receivable                                 74       (709)      (635)
                                             -------    -------    -------
   Total interest earning assets                 752     (1,292)      (540)

Interest bearing liabilities:
  Interest-bearing demand deposits               287       (474)      (187)
  Savings                                        129       (184)       (55)
  Time                                           847     (1,197)      (350)
                                             -------    -------    -------
     Total interest bearing deposits           1,263     (1,855)      (592)
Short-term borrowings                            (14)       (24)       (38)
Long Term debt                                   (74)       (20)       (94)
                                             -------    -------    -------
 Total interest bearing liabilities            1,175     (1,899)      (724)
Net interest income (tax-equivalent basis)   $  (423)   $   607    $   184
                                             =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for Three Months Ended March 31, 2002 and March
-------------------------------------------------------------------------------
31, 2001
--------

General
-------
           For the three months ended March 31, 2002 net income totaled $1,029,000 or $.61 per share basic, and $.60 per share diluted compared to $969,000, or $.58 per share basic and diluted earned in the first quarter of 2001. The resulting return on average assets and return on average equity for the quarter were 1.21% and 11.66% respectively compared to 1.20% and 12.17% respectively for the corresponding period in 2001. The Company declared cash dividends of $.22 per share in 2002 compared to $.20 per share in 2001.

Net Interest Income
-------------------

           Net interest income, on a fully taxable equivalent basis (fte) for the three months ended March 31, 2002 totaled $3,583,000 compared to $3,399,000 in 2001, an increase of $184,000 or 5.4%. The resultant fte net interest spread and net interest margin was 3.92% and 4.40%, respectively, compared to 3.81% and 4.47%, respectively, for the 2001 period.

           Interest income on an fte basis totaled $5,615,000 with a yield of 6.89% for the period in 2002, compared to $6,155,000 and 8.10% in 2001. The decrease in yield was principally due to the lower short term interest rates with prime rate of 4.75% and Fed Funds of 1.75% at March 31,2002, compared to 8.00% and 5.00% respectively at March 31, 2001. The lower interest rates were partially offset by the $21.8 million increase in average earning assets. The earning asset yield was also unfavorably impacted by a change in the asset mix. The change in asset mix was the result of deposits increasing faster than loans. For the 2002 period, lower yielding fed funds and securities accounted for 33.7% of earning assets and loans represented 66.3% compared to loans of 70.9% in 2001.

           Interest expense for the three months ended March 31, 2002 totaled $2,032,000 at a rate of 2.97%, compared to $2,756,000 and 4.29% in 2001. All categories of liability costs decreased in the lower interest rate environments. Average interest-bearing deposits increased $23.8 million, with the proceeds principally invested in federal funds and other short-term investments.

Other Income
------------

           Other income totaled $698,000 for the three months ended March 31, 2002 compared to $666,000 for the period in 2001, an increase of $32,000 or 4.8%. The increase was principally due to mortgage lending activities and growth in retail deposit accounts. Commissions earned on sales of annuities and mutual funds totaled $45,000 in the current period, increasing from $23,000 in 2001. Net realized gains on securities transactions were $11,000 for the first quarter of 2002.

Other Expense
-------------

           Other expenses total $2,568,000 for the period ending March 31, 2002, an increase of $118,000 or 4.8%, from $2,450,000 in the prior year. The increase is principally due to higher salaries and employee benefits related to incentive and retirement plan costs, which increased $90,000, or 7.8%.

Income Tax Expense
------------------

           Income tax expense totaled $371,000 for an effective tax rate of 26.5% for the period ending March 31, 2002, compared to $363,000 and 27.3% in the first quarter of 2001. The effective tax rate declined due to a higher level of tax-exempt income on municipal securities and investments.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

           There were no significant changes for the three months ended March 31, 2002 from the information presented in the Form 10-K for the year-ended December 31, 2001.

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

***      Incorporated  herein  by  reference  into  the  indentically   numbered
         exhibits of the Registrant's Form 10-K filed with the Commission on March 25, 2002.

Signatures
----------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP.

Date:    May 10, 2002                By:  /s/William W. Davis, Jr.
                                          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    May 10, 2002               By:    /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)