Form 10-Q
period 2002-06-30
NORWOOD FINANCIAL CORP
filed 2002-08-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended June 30, 2002
                                  -------------
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding as of July 30, 2002
---------------------------------------
common stock, par value $0.10 per share                     1,754,448
                                                            ---------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX

                                                                          Page
                                                                          Number

Part I -   CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                             3
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8
Item 3     Qualitative and Quantitative Disclosures About
           Market Risk                                                     20

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                               20
Item 2.    Changes in Securities                                           20
Item 3.    Defaults upon Senior Securities                                 20
Item 4.    Submission of Matters to a Vote of Security Holders             20
Item 5.    Other Materially Important Events                               20
Item 6.    Exhibits and Reports on Form 8-K                                21

Signatures                                                                 22

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)
                                                    June 30,      December 31,
                                                      2002            2001
                                                    --------      ------------
ASSETS
  Cash and due from banks                           $  9,390        $  9,645
  Interest bearing deposits with banks                   213             111
  Federal funds sold                                  13,135           7,580
                                                    --------        --------
    Cash and cash equivalents                         22,738          17,336

  Securities available for sale                      103,531          95,793
  Securities held to maturity, fair value 2002
    $6,726, 2001 $6,464                                6,200           6,226
  Loans receivable (net of unearned income)          211,946         214,194
    Less: Allowance for loan losses                    3,260           3,216
                                                    --------        --------
  Net loans receivable                               208,686         210,978
  Investment in FHLB Stock                             1,150           1,400
   Bank premises and equipment, net                    6,122           6,037
   Foreclosed real estate                                287              54
   Accrued interest receivable                         1,821           1,879
   Other assets                                        6,420           6,326
                                                    --------        --------
    TOTAL ASSETS                                    $356,955        $346,029
                                                    ========        ========

LIABILITIES
  Deposits:
   Non-interest bearing demand                      $ 33,732        $ 31,715
   Interest-bearing deposits                         248,673         243,208
                                                    --------        --------
     Total deposits                                  282,405         274,923
  Short-term borrowings                               10,008           6,641
  Long-term debt                                      23,000          25,000
  Accrued interest payable                             1,596           2,326
  Other liabilities                                    2,312           2,023
                                                    --------        --------
TOTAL LIABILITIES                                    319,321         310,913


STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized
   10,000,000 shares issued 1,803,824 shares             180             180
 Surplus                                               4,751           4,687
 Retained earnings                                    32,589          31,265
 Treasury stock, at cost 2002: 50,376
   2001: 52,591 shares                                (1,023)         (1,066)
 Unearned ESOP shares                                   (900)           (952)
 Accumulated other comprehensive income                2,037           1,002
                                                   ---------       ---------
   TOTAL STOCKHOLDERS' EQUITY                         37,634          35,116
                                                   ---------       ---------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                         $ 356,955       $ 346,029
                                                   =========       =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                               Three Months Ended    Six Months Ended
                                                     June 30,            June 30,
                                               ------------------    -----------------
                                                 2002      2001        2002      2001
                                                 ----      ----        ----      ----
INTEREST INCOME
   Loans receivable including fees             $ 3,913   $ 4,545     $ 7,953   $ 9,219
   Securities                                    1,432     1,378       2,835     2,734
   Other                                            78        79         117        91
                                               -------   -------     -------   -------
   Total interest income                         5,423     6,002      10,905    12,044

INTEREST EXPENSE
   Deposits                                      1,559     2,178       3,230     4,441
   Short-term borrowings                            49        78          81       148
   Long-term debt                                  321       385         650       808
                                               -------   -------     -------   -------
 Total interest expense                          1,929     2,641       3,961     5,397
                                               -------   -------     -------   -------
NET INTEREST INCOME                              3,494     3,361       6,944     6,647
PROVISION FOR LOAN LOSSES                          150       200         330       370
                                               -------   -------     -------   -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      3,344     3,161       6,614     6,277

OTHER INCOME
   Service charges and fees                        430       389         849       807
   Income from fiduciary activities                 44        68         107       151
   Net realized gains on sales of securities       333        78         344        89
   Other                                           124       159         329       313
                                               -------   -------     -------   -------
       Total other income                          931       694       1,629     1,360

OTHER EXPENSES
   Salaries and employee benefits                1,210     1,128       2,456     2,284
   Occupancy, furniture & equipment, net           328       334         638       669
    Data processing related                        131       131         263       255
    Losses on lease residuals                      430       150         610       330
    Taxes, other than income                        78        72         156       143
    Professional fees                               43        45         102        95
    Other                                          636       604       1,199     1,138
                                               -------   -------     -------   -------
        Total other expenses                     2,856     2,464       5,424     4,914

INCOME BEFORE INCOME TAXES                       1,419     1,391       2,819     2,723
INCOME TAX EXPENSE                                 378       375         749       738
                                               -------   -------     -------   -------
 NET INCOME                                    $ 1,041   $ 1,016     $ 2,070   $ 1,985
                                               =======   =======     =======   =======

Basic Earnings per share                       $  0.61   $  0.61     $  1.22   $  1.19
                                               =======   =======     =======   =======

Diluted earnings per share                     $  0.60   $  0.60     $  1.20   $  1.18
                                               =======   =======     =======   =======

Cash Dividends Declared per share              $  0.22   $  0.20     $  0.44   $  0.40
                                               =======   =======     =======   =======


See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                     Accumulated
                                                                                         Unearned    Other
                                            Common               Retained    Treasury    ESOP        Comprehensive
                                            Stock     Surplus    Earnings    Stock       Shares      Income           Total
                                            -----     -------    ---------   --------    ------      -------------    ------

Balance December 31, 2000                   $180       $4,629     $28,441    ($1,213)   ($1,155)        $488         $31,370

Comprehensive Income:
 Net Income                                                         1,985                                              1,985
    Change in unrealized gains
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                                    762             762
                                                                                                                     -------
Total comprehensive income                                                                                             2,747
                                                                                                                     -------
Cash dividends declared $.40 per share                               (670)                                              (670)
Stock options exercised                                    (9)                    53                                      44
Release of earned ESOP shares                              24                                65                           89
                                            ----       ------     -------    --------   --------      ------         -------

Balance, June 30, 2001                      $180       $4,644     $29,756    ($1,160)   ($1,090)      $1,250         $33,580
                                            ====       ======     =======    ========   ========      ======         =======


                                                                                                     Accumulated
                                                                                         Unearned    Other
                                            Common               Retained    Treasury    ESOP        Comprehensive
                                            Stock     Surplus    Earnings    Stock       Shares      Income           Total
                                            -----     -------    ---------   --------    ------      -------------    ------

Balance December 31, 2001                   $180       $4,687     $31,265    ($1,066)     ($952)   $  1,002          $35,116

Comprehensive Income:
  Net Income                                                        2,070                                              2,070
    Change in unrealized gains
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                                 1,035            1,035
                                                                                                                     -------
Total comprehensive income                                                                                             3,105
                                                                                                                     -------
Cash dividends declared $.44 per share                               (746)                                              (746)
Stock options exercised                                    (7)                    51                                      44
Tax benefit of stock options exercised                      5                                                              5
Acquisition of Treasury Stock                                                     (8)                                     (8)
Release of earned ESOP shares                              66                                52                          118
                                            ----       ------     -------    --------   --------      ------         -------

Balance, June 30, 2002                      $180       $4,751     $32,589    ($1,023)     ($900)     $2,037          $37,634
                                            ====       ======     =======    ========     ======     ======          =======


NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)


                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   2002              2001
                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $ 2,070           $ 1,985
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          330               370
  Depreciation                                                       298               316
  Amortization of intangible assets                                   89                89
  Deferred income taxes                                             (584)             (723)
  Net realized gain on sales of securities                          (344)              (89)
  Gain(loss) on sale of foreclosed real estate, net                   (3)               (2)
Gain on sale of premises and equipment                                --                --
Net gain on sale of mortgage loans and servicing                     (58)              (47)
  Mortgage loans originated for sale                              (4,234)           (1,824)
  Proceeds from sale of mortgage loans                             4,292             1,871
  Decrease (increase) in accrued interest receivable                  58               (19)
  (Decrease) in accrued interest payable                            (730)             (846)
  (Increase) in cash surrender value of life insurance
                                                                    (108)             (325)
Other, net                                                           949               826
                                                                --------          --------
     Net cash provided by operating activities                     2,025             1,582
                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                       4,344             8,511
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                      17,716            15,284
         Purchases                                               (27,957)          (31,794)
Securities held to maturity proceeds                                  30             1,000
Net decrease in loans                                              1,243             1,440
Redemption of FHLB stock                                             250                --
Purchase of bank premises and equipment, net                        (387)             (229)
Proceeds from sales of other real estate                              46                33
                                                                --------          --------
                  Net cash used in investing activities           (4,715)           (5,755)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                          7,482            10,201
 Net increase in short term borrowings                             3,367             1,551
 Repayments of long-term debt                                     (2,000)           (8,000)
Proceeds from long-term debt                                          --             8,000
Stock options exercised                                               44                44
Acquisition of treasury stock                                         (8)               --
Release and (buyback) of ESOP shares                                 (48)              (35)
 Cash dividends paid                                                (745)             (669)
                                                                --------          --------
         Net cash provided by financing activities                 8,092            11,092
                                                                --------          --------
         Increase in cash and cash equivalents                     5,402             6,919

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    17,336            11,694
                                                                --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 22,738          $ 18,613
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

2.   Estimates
     ---------

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future interim period.

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


                                          For the three months ended       For the six months ended
                                          --------------------------       ------------------------
                                                  June 30                         June 30
                                             2002        2001                 2002        2001
                                             ----        ----                 ----        ----
                                              (In Thousands)                   (In Thousands)
Basic EPS weighted average
     Shares outstanding                     1,697       1,673                 1,695      1,668
Dilutive effect of stock options               28          10                    26         14
                                            -----       -----                 -----      -----

Diluted EPS weighted average
  Shares outstanding                        1,725       1,683                 1,721      1,682
                                            =====       =====                 =====      =====


4.       Cash Flow Information
         ---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Cash payments for interest for the period June 30, 2002 and 2001 were $4,691,000 and $6,243,000 respectively. Cash payments for income taxes in 2002 were $1,613,000 compared to $1,503,000 in 2001. Non-cash investing activity for 2002 and 2001 included foreclosed mortgage loans transferred to foreclosed real estate and repossession of other assets of $692,000 and $666,000.

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

     At June 30, 2002, the Company had intangible assets with a net book value of $550,000, which will continue to be amortized under the new rules. Amortization expense related to these assets was $89,000 for the six months ended June 30, 2002 and 2001.

     In July of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have any impact on the Company's financial condition or results of operations.

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

Overview
--------

     On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The new laws and regulations will increase the non-interest expenses of the Company.

Changes in Financial Condition
------------------------------

General
-------

     Total assets at June 30, 2002 were $357.0 million compared to $346.0 million at year-end 2001.

Securities
----------

     The fair value of securities available for sale at June 30, 2002 was $103.5 million, compared to $95.8 million at December 31, 2001. Total purchases for the period were $27.9 million with securities called and principal reductions of $17.7 million and sales of $4.3 million. (See cash flow). The purchases were principally obligations of U.S. Government Agencies, including callable securities and mortgage-backed securities. The average life of the portfolio at June 30, 2002 was 2.3 years compared to 3.5 years at December 31, 2001.

Loans
-----

     Total loans receivable, were $211.9 million at June 30, 2002, compared to $214.2 million at December 31, 2001. The decrease was due in part to $4.3 million of longer-term residential mortgages sold in the secondary market. There was a gain on the sale of $58,000 included in other income. The Company also experienced a slow down in its indirect automobile lending, with loans decreasing $6.2 million from December 31, 2001, to total $41.8 million at June 30, 2002. Commercial and commercial real estate loans increased $6.7 million, to $88.7 million. The commercial lending activity was principally in the Monroe and Pike County market areas.

     The Company no longer originates automobile leases, and as a result the portfolio declined $2.9 million from December 31, 2001 to $3.2 million at June 30, 2002, which includes residual value of $2.7 million, at June 30, 2002. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At June 30, 2002 the Company had an inventory of vehicles to liquidate of $545,000, decreasing from $620,000 at December 31, 2001. Total provision for losses incurred on off-lease vehicles, included in other expense, was $610,000 for the six months. The Company's reserve for future residual value losses was $303,000 at June 30, 2002 compared to $225,000 at December 31, 2001.

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)
                                           June 30, 2002      December 31, 2001
                                           --------------     -----------------
                                              $       %           $         %
                                          --------  -----     --------    -----
Real Estate-Residential                   $ 66,217   31.3     $ 64,635     30.1
       Commercial                           69,325   32.6       63,609     29.6
       Construction                          3,844    1.8        4,642      2.2
Commercial, financial and agricultural      18,286    8.6       17,442      8.1
Consumer  loans to individuals              51,485   24.2       58,143     27.1
Lease financing, net of unearned income      3,245    1.5        6,126      2.9
                                          --------  -----     --------    -----
     Total loans                           212,402  100.0%     214,597    100.0%
Less:
  Unearned income and deferred fees            456                 403
  Allowance for loan losses                  3,260               3,216
                                          --------            --------
Total loans, net                          $208,686            $210,978
                                          ========            ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:


                                     At or for the Three     At or for the Six Months
(dollars in thousands)               Months Ended June 30        Ended June 30
                                     --------------------    ------------------------
                                       2002       2001            2002       2001
                                       ----       ----            ----       -----
Balance, beginning                   $ 3,272    $ 3,260         $ 3,216    $ 3,300
Provision for loan losses                150        200             330        370
Charge-offs                             (188)      (219)           (341)      (458)
Recoveries                                26         31              55         60
                                     -------    -------         -------    -------
Net charge-offs                         (162)      (188)           (286)      (398)
                                     -------    -------         -------    -------
Balance, ending                      $ 3,260    $ 3,272         $ 3,260    $ 3,272
                                     =======    =======         =======    =======

Allowance to total loans               1.54%      1.53%           1.54%      1.53%
Net charge-offs to average loans
    (annualized)                        .31%       .35%            .27%       .37%



     The allowance for loan losses totaled $3,260,000 at June 30, 2002 and represented 1.54% of total loans, compared to $3,216,000 at year-end, and $3,272,000 at June 30, 2001. Net charge-offs for the six month period ended June 30, 2002, totaled $286,000 and consisted principally of losses on the sale of repossessed automobiles. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. General reserve percentages are identified by loan type and credit grading and allocated accordingly. Larger credit exposures are individually analyzed. Management considers the allowance adequate at June 30, 2002 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     At June 30, 2002, non-performing loans totaled $688,000, which is .32% of total loans compared to $683,000 or .32% million at December 31, 2001. Foreclosed real estate at June 30, 2002 was $287,000 compared to $54,000 at December 31, 2001. The increase was due to a single piece of commercial real estate, which the Company is actively marketing for sale. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                       June 30, 2002    December 31, 2001
                                             -------------    -----------------
Loans accounted for on a non-accrual
  basis:
Commercial and all other                          $ 64              $ 64
Real Estate                                        557               597
Consumer                                            40                11
                                                  ----              ----
Total                                              661               672

Accruing loans which are contractually
  past due 90 days or more                          27                11
                                                  ----              ----
 Total non-performing loans                       $688              $683
 Foreclosed real estate                            287                54
                                                  ----              ----
 Total non-performing assets                      $975              $737
                                                  ====              ====
Allowance for loan losses as a
percent of non-performing loans                  473.8%            470.9%
Non-performing loans to total loans               .32%              .32%
Non-performing assets to total assets             .27%              .21%


     The recorded investment in impaired loans, not requiring an allowance for loan losses was $261,000 and $618,000 at June 30, 2002 and December 31, 2001 respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $408,000 and $64,000 at June 30, 2002 and December 31, 2001, respectively. The related allowance for loan losses associated with these loans was $151,000 and $7,000 respectively at June 30, 2002 and December 31, 2001.


Deposits
--------

     Total deposits at June 30, 2002 were $282.4 million compared to $274.9 million at December 31, 2001. Non-interest bearing demand deposits at June 30, 2002 were $33.7 million compared to $31.7 million at December 31, 2001. The change reflects a seasonal increase in commercial, principally leisure related, businesses accounts. The Company has also seen an increase in retail checking and savings accounts. Time deposits in denominations of $100,000 or more decreased to $23.1million at June 30, 2002 from $27.4 million at December 31, 2001, due to scheduled maturities of school district and other municipal deposits. In addition to commercial checking accounts, the Company had $9.9 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the Company considers core funding.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)               June 30, 2002         December 31, 2001
                                     -------------         -----------------

Non-interest bearing demand           $ 33,732                $ 31,715
Interest bearing demand                 39,071                  34,939
Money Market                            37,536                  34,360
Savings                                 48,337                  44,894
Time                                   123,729                 129,015
                                      --------                 -------

    Total                             $282,405                $274,923
                                      ========                ========

Stockholders' Equity and Capital Ratios
---------------------------------------

     At June  30,  2002,  stockholders'  equity  totaled  $37.6  million,  a net increase of $2.5 million from December 31, 2001. The net increase in stockholders' equity was primarily due to $2,070,000 in net income, that was partially offset by $746,000 of dividends declared. In addition, accumulated other comprehensive income increased $1,035,000 due to the increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a decrease in interest rates, which favorably impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                     June 30, 2002      December 31, 2001
                                     -------------      -----------------
Tier 1 Capital
  (To average assets)                     9.87%              9.75%
Tier 1 Capital
  (To risk-weighted assets)              14.30%             13.78%
Total Capital
  (To risk-weighted assets)              15.82%             15.30%

     The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements at June 30, 2002 and December 31, 2001.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)


                                                                           Three Months Ended June 30,
                                                        -----------------------------------------------------------------
                                                                      2002                              2001
                                                        -------------------------------   -------------------------------

                                                        Average                 Average    Average                Average
                                                        Balance    Interest      Rate      Balance    Interest     Rate
                                                        -------    --------    --------    -------    --------    -------
                                                          (2)        (1)         (3)         (2)        (1)         (3)

Assets
Interest-earning assets:
   Federal funds sold                                   $ 18,391   $     77       1.67%   $  7,420     $    76      4.10%
   Interest bearing deposits with banks                      180          1       2.22         204           3      5.88
   Securities held-to-maturity                             6,220        138       8.87       7,004         152      8.68
   Securities available for sale:
     Taxable                                              85,877      1,178       5.49      72,863       1,145      6.29
     Tax-exempt                                           13,622        247       7.25      10,960         202      7.37
                                                        --------    -------                -------     -------
        Total securities available for sale               99,499      1,425       5.73      83,823       1,347      6.43

     Loans receivable (4) (5)                            211,955      3,923       7.40     215,061       4,543      8.45
                                                        --------    -------                -------     -------
        Total interest earning assets                    336,245      5,564       6.62     313,512       6,121      7.81

Non-interest earning assets:
   Cash and due from banks. . . . . . . . . . . . .        8,321                             7,225
   Allowance for loan losses  . . . . . . . . . . .       (3,283)                           (3,285)
   Other assets . . . . . . . . . . . . . . . . . .       14,340                            14,195
                                                        --------                          --------
   Total non-interest earning assets                      19,378                            18,135
                                                        --------                          --------
Total Assets                                            $355,623                          $331,647
                                                        ========                          ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market. . . .       $73,002        189       1.04%    $64,475         355      2.20%
   Savings  . . . . .. . . . . . . . . . . . . . .        47,531        167       1.41      41,853         208      1.99
   Time  . . . . . . . . . . . . . . . . . . . . .       127,644      1,203       3.77     119,261       1,615      5.42
                                                        --------    -------                -------     -------
    Total interest bearing deposits                      248,177      1,559       2.51     225,589       2,718      3.86
Short-term borrowings                                      9,635         49       2.03       8,175          78      3.82
Long-term debt                                            23,000        321       5.58      28,000         385      5.50
                                                        --------    -------                -------     -------
   Total interest bearing liabilities                    280,812      1,929       2.75     261,764       2,641      4.04

Non-interest bearing liabilities:
   Demand deposits                                        34,502                            31,506
   Other liabilities                                       3,777                             5,551
                                                        --------                          --------
      Total non-interest bearing liabilities              38,279                            37,057
   Shareholders' equity                                   36,532                            32,826
                                                        --------                          --------
Total Liabilities and Shareholders' Equity              $355,623                          $331,647
                                                        ========                          ========

Net interest income (tax equivalent basis)                            3,635       3.87%                  3,480      3.77%
                                                                                  ====                              ====
Tax-equivalent basis adjustment                                        (141)                              (119)
                                                                    -------                             ------
Net interest income                                                 $ 3,494                             $3,361
                                                                    =======                             ======
Net interest margin (tax equivalent basis)                                        4.32%                             4.44%
                                                                                  ====                              =====


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

                                                          Increase/(Decrease)
                                                          -------------------
                                              Three months ended June 30,2002 Compared to
                                              -------------------------------------------
                                                   Three months ended June 30, 2001
                                                   --------------------------------
                                                            Variance due to
                                                            ---------------
                                                Volume            Rate            Net
                                                -------------------------------------
                                                      (dollars in thousands)

Assets
Interest earning assets:
 Federal funds sold ......................      $   259       $  (258)        $     1
 Interest bearing deposits with banks ....           --            (2)             (2)
 Securities held to maturity .............          (34)           20             (14)
 Securities available for sale:
    Taxable ..............................          699          (666)             33
    Tax-exempt securities ................           67           (22)             45
                                                -------        ------         -------
       Total securities ..................          766          (688)             78
 Loans receivable ........................          (65)         (555)           (620)
                                                -------        ------         -------
   Total interest earning assets .........          926        (1,483)           (557)

Interest bearing liabilities:
  Interest-bearing demand deposits .......          267          (433)           (166)
  Savings ................................          141          (182)            (41)
  Time ...................................          659        (1,071)           (412)
                                                -------        ------         -------
     Total interest bearing deposits .....        1,067        (1,686)           (619)
 Short-term borrowings ...................           73          (102)            (29)
Long Term debt ...........................         (102)           38             (64)
                                                -------       -------         -------
 Total interest bearing liabilities ......        1,038        (1,750)           (712)
Net interest income (tax-equivalent basis)      $  (112)      $   267         $   155
                                                =======       =======         =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three months ended June 30, 2002 and June 30, 2001.
--------------------------------------------------------------------------------

General
-------

     For the three months ended June 30, 2002 net income was $1,041,000 compared to $1,016,000 in 2001, an increase of $25,000 or 2.5%. The resulting basic EPS was $.61 with a diluted EPS of $.60 compared to basic EPS of $.61 and diluted EPS of $.60 for the second quarter of 2001. The return on average assets for the three months of 2002 was 1.17%, with a return on average equity of 11.43%.

Net Interest Income
-------------------

     Net interest income (fte) for the three months ended June 30, 2002 was $3,635,000, an increase of $155,000, or 4.5% over the similar period in 2001. The net interest spread (fte) and net interest margin (fte) were 3.87% and 4.32% respectively, compared to 3.77% and 4.44% respectively in 2001.

     Interest income (fte) for the three months ended June 30, 2002 totaled $5,564,000 with a yield of 6.62% compared to $6,121,000 and a yield of 7.81% in the same period of 2001. The decrease in yield was principally due to the lower interest rate environment in 2002. The change in asset mix also contributed to the decrease in yield, with a higher percent of lower yielding federal funds sold and securities available for sale, 35.1% of earning assets, increasing from 29.1% in 2001. This was partially offset by $22.7 million increase in earning assets, which was funded by deposit growth.

     Interest expense in the second quarter of 2002 totaled $1,929,000 with a cost of interest-bearing liabilities of 2.75%, decreasing from $2,641,000 and 4.04% in 2001. All categories of interest-bearing deposits decreased in costs with the lower interest rate environment. The Company also paid down $5,000,000 of long-term borrowings from the Federal Home Loan Bank, as compared to the second quarter of 2001.

Other Income
------------

     Other income totaled $931,000 for the three months ended June 30, 2002 compared to $694,000 in the second quarter of 2001. The increase was due to $333,000 of gains on sales of securities, principally equity holdings in other financial institutions, compared to $78,000 of such gains in 2001.

Other Expenses
--------------

     Other expenses totaled $2,856,000 in the second quarter of 2002 increasing from $2,464,000 in 2001. The increase was due in part to higher losses on lease residuals, $430,000 compared to $150,000. The Company did liquidate more autos in 2002 and the loss level was also negatively impacted by a softer used car market.

Income Taxes
------------

     Income tax expense totaled $378,000 for an effective tax rate of 26.6% for the three months ended June 30, 2002 compared to $375,000 and 27.0% in 2001.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)



                                                                             Six Months Ended June 30,
                                                        -----------------------------------------------------------------
                                                                      2002                              2001
                                                        -------------------------------   -------------------------------

                                                        Average                 Average    Average                Average
                                                        Balance    Interest      Rate      Balance    Interest     Rate
                                                        -------    --------    --------    -------    --------    -------
                                                          (2)        (1)         (3)         (2)        (1)         (3)

Assets
Interest-earning assets:
   Federal funds sold                                  $ 13,924     $   116       1.67%     $4,138     $    87      4.20%
   Interest bearing deposits with banks                     167           1       1.20         155           4      5.16
   Securities held-to-maturity                            6,223         274       8.81       7,243         318      8.78
   Securities available for sale:
     Taxable                                             83,365       2,334       5.60      72,342       2,295      6.34
     Tax-exempt                                          13,365         485       7.26       9,572         348      7.27
                                                        --------    -------                -------     -------
        Total securities available for sale              96,730       2,819       5.83      81,914       2,643      6.45
     Loans receivable (4) (5)                           214,079       7,969       7.44      15,396       9,224      8.56
                                                        --------    -------                -------     -------
        Total interest earning assets                   331,123      11,179       6.75     308,846      12,276      7.95

Non-interest earning assets:
   Cash and due from banks. . . . . . . . . . . . .       7,879                              6,962
   Allowance for loan losses. . . . . . . . . . . .      (3,273)                            (3,275)
   Other assets . . . . . . . . . . . . . . . . . .      14,143                             14,346
                                                       --------                           --------
   Total non-interest earning assets                     18,749                             18,033
                                                       --------                           --------
Total Assets                                           $349,872                           $326,879
                                                       ========                           ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market. . . .     $ 70,223         367       1.05%   $ 61,886         720      2.33%
   Savings  . . . . .. . . . . . . . . . . . . . .       46,416         324       1.40      41,290         420      2.03
   Time  . . . . . . . . . . . . . . . . . . . . .      129,328       2,539       3.93     119,586       3,301      5.52
                                                       --------     -------                -------     -------
      Total interest bearing deposits                   245,967       3,230       2.63     222,762       4,441      3.99
Short-term borrowings                                     7,791          81       2.08       8,740         148      3.39
Long-term debt                                           23,464         650       5.54      27,862         808      5.80
                                                       --------     -------                -------     -------
   Total interest bearing liabilities                   277,222       3,961       2.86     259,364       5,397      4.16

Non-interest bearing liabilities:
   Demand deposits                                       32,390                             29,267
   Other liabilities                                      4,099                              5,910
                                                       --------                           --------
      Total non-interest bearing liabilities             36,489                             35,177
   Shareholders' equity                                  36,161                             32,338
                                                       --------                           --------
Total Liabilities and Shareholders' Equity             $349,872                           $326,879
                                                       ========                           ========

Net interest income (tax equivalent basis)                            7,218       3.89%                  6,879      3.79%
                                                                                  ====                              ====
Tax-equivalent basis adjustment                                        (274)                              (232)
                                                                    -------                            -------
Net interest income                                                 $ 6,944                            $ 6,647
                                                                    =======                            =======
Net interest margin (tax equivalent basis)                                        4.36%                             4.45%
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

                                                                Increase/(Decrease)
                                                                -------------------
                                                    Six months ended June 30,2002 Compared to
                                                    -----------------------------------------
                                                         Six months ended June 30, 2001
                                                         ------------------------------
                                                                  Variance due to
                                                                  ---------------
                                                      Volume            Rate            Net
                                                      -------------------------------------
                                                            (dollars in thousands)


Assets
Interest earning assets:
 Federal funds sold..........................         $    190       $   (161)      $    29
 Interest bearing deposits with banks.....                   1             (4)           (3)
 Securities held to maturity.................              (47)             3           (44)
 Securities available for sale:
    Taxable .................................              631           (592)           39
    Tax-exempt securities....................              139             (2)          137
                                                      --------       --------       -------
       Total securities......................              770           (594)          176
 Loans receivable                                          (56)        (1,199)       (1,255)
                                                      --------       --------       -------
   Total interest earning assets.............              858         (1,955)       (1,097)

Interest bearing liabilities:
  Interest-bearing demand deposits...........              242           (595)         (353)
  Savings ...................................              122           (218)          (96)
  Time.......................................              671         (1,433)         (762)
                                                      --------       --------       -------
     Total interest bearing deposits.........            1,035         (2,246)       (1,211)
 Short-term borrowings ......................              (15)           (52)         (67)
Long Term debt... ...........................             (123)           (35)         (158)
                                                      --------       --------       -------
 Total interest bearing liabilities..........              897         (2,333)        1,436
Net interest income (tax-equivalent basis)            $    (39)      $    378       $   339
                                                      ========       ========       =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for Six Months Ended June 30, 2002 and June 30, 2001
--------------------------------------------------------------------------------

General
-------

     For the six months ended June 30, 2002 net income totaled $2,070,000 with a basic earnings per share (EPS) of $1.22 and diluted EPS of $1.20. This compares to $1,985,000 earned for the corresponding period in 2001 with basic EPS of $1.19 and diluted EPS of $1.18. The resulting return on average equity and average assets for six months of 2002 were 11.54% and 1.19% respectively compared to 12.28% and 1.21% respectively in 2001.

Net Interest Income
-------------------

     Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2002 was $7,218,000, compared to $6,879,000 in 2001, an increase of $339,000 or 4.9%. The resultant fte net interest spread and net interest margin for 2002 were 3.89% and 4.36% respectively, compared to 3.79% and 4.45% respectively in 2001.

     Interest income (fte) for the six months ended June 30, 2002 totaled $11,179,000, compared to $12,276,000. The decrease was principally due to lower interest rates, with the prime interest rate at 4.75% and federal funds rate at 1.75% on June 30, 2002 compared to prime rate of 6.75% and Federal Funds at 3.75% at June 30, 2001. The yield on earning assets declined 120 basis points to 6.75% in 2002 from 7.95% in 2001.

     The earning asset yield was also unfavorably impacted by a change in the asset mix. The change in asset mix was the result of deposits increasing faster than loans. For the 2002 period, lower yielding Federal Funds sold and securities available for sale represented 33.4% of total earning assets and loans were 64.7% with loans decreasing from 69.7% in 2001

     Securities available for sale averaged $96.7 million with income of $2,819,000 and fte yield of 5.83% compared to $81.9 million, $2,643,000 and 6.45% in 2001. The increase was principally in shorter-term obligations of US Government agencies, including callable bonds, and mortgage-backed securities. The increase was funded by deposit growth.

     Average loans for the six-month period were $214.1 million, compared to $215.4 million in 2001. The yield on loans declined to 7.44% in 2002 from 8.56% in 2001, as a result of the lower prime rate in 2002.

     Interest expense for six months ended June 30, 2002 totaled $3,961,000 with a rate of 2.86% declining from $5,397,000 and 4.16% in 2001. All deposit categories showed a decrease in costs with total interest-bearing deposits at 2.63% in 2002 down from 3.99%. Interest-bearing deposits increased $23.2 million. The proceeds were used to purchase securities, as previously mentioned, pay down other borrowings which declined $4.4 million, with the remaining invested in Federal Funds sold, which increased $9.8 million to $13.9 million in 2002.

Other Income
------------

     Other income totaled $1,629,000 for the six months ended June 30, 2002 compared to $1,360,000 for the same period in 2001. The increase was principally due to $344,000 of net realized gains on sales of securities compared to $89,000 in 2001. The gains were generated from the sale of equity holdings in other financial holding companies. Service charges and fees increased $42,000 due to growth in ATM and debit card activity. Income from fiduciary activities totaled $107,000 in 2002 declining from $151,000 in 2001, due to non-recurring estate fees in 2001.


Other Expense
-------------

     Other expense for six months ended June 30, 2002 totaled $5,424,000 compared to $4,914,000 in 2001, an increase of $510,000. The increase was due in part to higher losses on lease residuals of $610,000 in 2002, an increase of $280,000 from 2001. Salaries and employee benefit costs increased $172,000 or 7.5%, principally due to increase in retirement and health insurance plan costs.

Income Tax Expense
------------------

     Income tax expense for the six months ended June 30, 2002 was $749,000 for an effective rate of 26.6% compared to $738,000 and an effective rate of 27.1% in 2000. The decrease in the effective rate is due to a higher level of tax exempt income on municipal securities.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

     There were no significant changes for the six months ended June 30, 2002 from the information presented in the Form 10-k for the year-ended December 31, 2001.


Part II. Other Information

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 23, 2002. The following incumbent directors were nominated and duly elected to the Board of Directors for a three year term expiring in 2005:

                                        For               Withheld
                                        ---               --------

Daniel J. O'Neill                 1,365,584.23            18,931.50
Dr. Kenneth A. Phillips           1,367,900.23            16,615.50
Gary P. Rickard                   1,370,120.23            14,395.50

Item 5.  Other Materially Important Events

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      3(i)   Articles of Incorporation of Norwood Financial Corp*
         3(ii)  Bylaws of Norwood Financial Corp.*
         4.0    Specimen Stock Certificate of Norwood Financial Corp.*
         10.1   Amended Employment Agreement with William W. Davis, Jr.***
         10.2   Amended Employment Agreement with Lewis J. Critelli ***
         10.3   Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
         10.4   Consulting Agreement with Russell L. Ridd**
         10.5   Wayne Bank Stock Option Plan*
         10.6   Salary Continuation Agreement between the Bank and William W.
                Davis, Jr.***
         10.7   Salary Continuation Agreement between the Bank and Lewis J.
                Critelli***
         10.8   Salary Continuation Agreement between the Bank and Edward C.
                Kasper***
         10.9   1999 Directors Stock Compensation Plan***
         99.0   Certification pursuant to 18 U.S.C. ss. 1350, as adopted
                pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

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

                                      NORWOOD FINANCIAL CORP.


Date:  August 12, 2002                By:  /s/ William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:  August 12, 2002                By:  /s/ Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)