Form 10-Q
period 2002-09-30
NORWOOD FINANCIAL CORP
filed 2002-11-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter period ended September 30, 2002
                                  ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------    ----------------

Commission file number  0-28366
                       --------

                             Norwood Financial Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Pennsylvania                                     23-2828306
-------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


717 Main Street, Honesdale, Pennsylvania                18431
----------------------------------------                -----
(Address of principal executive ofices)               (Zip Code)


Registrant's telephone number, including area code   (570)253-1455
                                                    ----------------

                                       N/A
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


         Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding as of October 30, 2002
---------------------------------------       ----------------------------------
common stock, par value $0.10 per share                 1,772,318

                            NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                          Page
                                                                          Number

Part I - CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10
Item 3   Qualitative and Quantitative Disclosures About Market Risk           20
Item 4   Controls and Procedures                                              20

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    21
Item 2.  Changes in Securities                                                21
Item 3.  Defaults upon Senior Securities                                      21
Item 4.  Submission of Matters to a Vote of Security Holders                  21
Item 5.  Other Materially Important Events                                    21
Item 6.  Exhibits and Reports on Form 8-K                                     21

Signatures                                                                    22

Certifications                                                                23

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                            September 30,         December 31,
                                                               2002                    2001
                                                          ----------------     ---------------
ASSETS
    Cash and due from banks                               $    13,393           $     9,645
    Interest bearing deposits with banks                          712                   111
    Federal funds sold                                         23,565                 7,580
                                                          -----------           -----------
       Cash and cash equivalents                               37,670                17,336

    Securities available for sale                             107,486                95,793
    Securities held to maturity, fair value 2002
      $6,561, 2001 $6,464                                       6,202                 6,226
    Loans receivable (net of unearned income)                 213,598               214,194
       Less: Allowance for loan losses                          3,143                 3,216
                                                          -----------           -----------
    Net loans receivable                                      210,455               210,978
    Investment in FHLB Stock                                    1,150                 1,400
    Bank premises and equipment, net                            6,134                 6,037
    Foreclosed real estate                                        513                    54
    Accrued interest receivable                                 1,848                 1,879
    Other assets                                                6,157                 6,326
                                                          -----------           -----------
       TOTAL ASSETS                                       $   377,615           $   346,029
                                                          ===========           ===========

LIABILITIES
    Deposits:
     Non-interest bearing demand                               39,025           $    31,715
     Interest-bearing deposits                                257,167               243,208
                                                          -----------           -----------
          Total deposits                                      296,192               274,923
     Short-term borrowings                                     15,169                 6,641
     Long-term debt                                            23,000                25,000
     Accrued interest payable                                   1,699                 2,326
     Other liabilities                                          2,279                 2,023
                                                          -----------           -----------
TOTAL LIABILITIES                                             338,339               310,913

STOCKHOLDERS' EQUITY
Common Stock, $.10 par value, authorized
     10,000,000 shares issued 1,803,824 shares                    180                   180
Surplus                                                         4,722                 4,687
Retained earnings                                              33,367                31,265
Treasury stock, at cost 2002: 31,506
     2001:  52,591 shares                                        (640)               (1,066)
Unearned ESOP shares                                             (850)                 (952)
Accumulated other comprehensive income                          2,497                 1,002
                                                          -----------           -----------
       TOTAL STOCKHOLDERS' EQUITY                              39,276                35,116
                                                          -----------           -----------
       TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                          $   377,615           $   346,029
                                                          ===========           ===========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                                        Three Months Ended       Nine Months Ended
                                                          September 30              September 30,
                                                       -------------------      -------------------
                                                         2002       2001          2002        2001
                                                         ----       ----          ----        ----
INTEREST INCOME
   Loans receivable including fees                     $ 3,875    $ 4,444       $11,828     $13,663
   Securities                                            1,436      1,444         4,271       4,178
   Other                                                    76         95           193         186
                                                       -------    -------       -------     -------
   Total interest income                                 5,387      5,983        16,292      18,027
INTEREST EXPENSE
   Deposits                                              1,486      2,114         4,716       6,555
   Short-term borrowings                                    49         67           130         215
   Long-term debt                                          324        373           974       1,181
                                                       -------    -------       -------     -------
   Total interest expense                                1,859      2,554         5,820       7,951
                                                       -------    -------       -------     -------
NET INTEREST INCOME                                      3,528      3,429        10,472      10,076
PROVISION FOR LOAN LOSSES                                  150        175           480         545
                                                       -------    -------       -------     -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              3,378      3,254         9,992       9,531

OTHER INCOME
   Service charges and fees                                464        428         1,313       1,235
   Income from fiduciary activities                         70         58           177         209
   Net realized gains on sales of securities                83         55           427         144
   Other                                                   138        129           467         442
                                                       -------    -------       -------     -------
   Total other income                                      755        670         2,384       2,030

OTHER EXPENSES
   Salaries and employee benefits                        1,219      1,121         3,675       3,405
   Occupancy, furniture & equipment, net                   313        324           951         993
     Data processing related                               143        134           406         389
     Losses on lease residuals                             180        150           790         480
     Taxes, other than income                              (12)        71           144         214
     Professional fees                                      51         47           153         142
     Other                                                 646        574         1,845       1,712
                                                       -------    -------       -------     -------
   Total other expenses                                  2,540      2,421         7,964       7,335

INCOME BEFORE INCOME TAXES                               1,593      1,503         4,412       4,226
INCOME TAX EXPENSE                                         439        409         1,188       1,147
                                                       -------    -------       -------     -------
   NET INCOME                                          $ 1,154    $ 1,094       $ 3,224     $ 3,079
                                                       =======    =======       =======     =======

Basic Earnings per share                               $  0.68    $  0.65       $  1.90     $  1.84
                                                       =======    =======       =======     =======

Diluted earnings per share                             $  0.67    $  0.64       $  1.87     $  1.82
                                                       =======    =======       =======     =======

Cash Dividends Declared per share                      $  0.22    $  0.20       $  0.66     $  0.60
                                                       =======    =======       =======     =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

                                                                                                   Accumulated
                                                                                      Unearned     Other
                                        Common                Retained    Treasury    ESOP         Comprehensive
                                        Stock      Surplus    Earnings    Stock       Shares       Income       Total
                                        ------     ------     -------     -------     -------      ------       -----

Balance December 31, 2000                 $180     $4,629     $28,441    ($1,213)    ($1,155)       $488      $31,370

Comprehensive Income:
  Net Income                                                    3,079                                           3,079
    Change in unrealized gains
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                              1,364        1,364
                                                                                                              -------
Total comprehensive income                                                                                      4,443
                                                                                                              -------
Cash dividends declared $.60 per share                         (1,005)                                         (1,005)
Stock options exercised                               (19)                   136                                  117
Release of earned ESOP shares                          51                                115                      166
                                          ----     ------     -------    -------     -------      ------      -------

Balance, September 30, 2001               $180     $4,661     $30,515    ($1,077)    ($1,040)     $1,852      $35,091
                                          ====     ======     =======    =======     =======      ======      =======


                                                                                                   Accumulated
                                                                                      Unearned     Other
                                        Common                Retained    Treasury    ESOP         Comprehensive
                                        Stock      Surplus    Earnings    Stock       Shares       Income       Total
                                        ------     ------     -------     -------     -------      ------       -----

Balance December 31, 2001                 $180     $4,687     $31,265    ($1,066)    ($  952)     $1,002      $35,116

Comprehensive Income:
  Net Income                                                    3,224                                           3,244
    Change in unrealized gains
      on securities available for sale,
      net of reclassification adjustment
      and tax effects                                                                              1,495        1,495
                                                                                                              -------
Total comprehensive income                                                                                      4,719
                                                                                                              -------
Cash dividends declared $.66 per share                         (1,122)                                         (1,122)
Stock options exercised                               (78)                   434                                  356
Tax benefit of stock options exercised                  5                                                           5
Acquisition of Treasury Stock                                                 (8)                                  (8)
Release of earned ESOP shares                         108                                102                      210
                                          ----     ------     -------      -----       -----      ------      -------
Balance, September 30, 2002               $180     $4,722     $33,367      ($640)      ($850)     $2,497      $39,276
                                          ====     ======     =======      =====       =====      ======      =======

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                      Nine Months Ended September 30,
                                                                      --------------------------------
                                                                         2002                  2001
                                                                      ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $  3,224             $  3,079
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                                  480                  545
  Depreciation                                                               457                  466
  Amortization of intangible assets                                          133                  133
  Deferred income taxes                                                     (870)              (1,152)
  Net realized gain on sales of securities                                  (427)                (144)
  Gain(loss) on sale of foreclosed real estate, net                          (11)                  (4)
  Gain on sale of premises and equipment                                      (3)                  (2)
  Net gain on sale of mortgage loans and servicing                           (65)                 (48)
  Mortgage loans originated for sale                                     (4,530)               (1,823)
  Proceeds from sale of mortgage loans                                     4,595                1,871
  Decrease (increase) in accrued interest receivable                          31                  (50)
  Decrease in accrued interest payable                                      (627)                (631)
  (Increase) in cash surrender value of life insurance                      (153)                (371)
  Other, net                                                               1,514                2,157
                                                                        --------             --------
         Net cash provided by operating activities                         3,748                4,026
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
         Proceeds from sales                                               6,455               13,292
         Proceeds from maturities and principal reductions on
                  mortgage-backed securities                              32,717               23,770
         Purchases                                                       (48,311)             (48,253)
Securities held to maturity proceeds                                          30                1,000
Net increase in loans                                                     (1,037)                (830)
Redemption of FHLB stock                                                     250                    -
Purchase of bank premises and equipment, net                                (554)                (279)
Proceeds from sale of bank equipment                                          11                    -
Proceeds from sales of foreclosed real estate                                 46                   32
                                                                        --------             --------
         Net cash used in investing activities                           (10,393)             (11,268)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                 21,269               25,991
 Net increase (decrease) in short term borrowings                          8,528               (2,041)
 Repayments of long-term debt                                             (2,000)             (11,000)
Proceeds from long-term debt                                                   -                8,000
Stock options exercised                                                      356                  117
Acquisition of treasury stock                                                 (8)                   -
Release and (buyback) of ESOP shares                                         (48)                 115
 Cash dividends paid                                                      (1,118)              (1,005)
                                                                        --------             --------
         Net cash provided by financing activities                        26,979               20,177
                                                                        --------             --------
         Increase in cash and cash equivalents                            20,334               12,935

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            17,336               11,694
                                                                        --------             --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 37,670             $ 24,629
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

2.   Estimate
     --------
     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002 or any other future interim period.

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

                                           For the three months ended      For the nine months ended
                                           --------------------------      -------------------------
                                                   September 30                  September  30
                                           --------------------------      -------------------------
                                                 2002           2001         2002         2001
                                                 ----           ----         ----         ----
                                                    (In Thousands)              (In Thousands)

Basic EPS weighted average
     Shares outstanding                         1,705          1,682        1,698        1,677
Dilutive effect of stock options                   30             20           27           13
                                                -----          -----       ------        -----

Diluted EPS weighted average
  Shares outstanding                            1,735          1,702        1,725        1,690
                                                =====          =====        =====        =====


4.   Cash Flow Information
     ---------------------
     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Cash payments for interest for the nine-month period ending September
30, 2002 and 2001 were $6,447,000 and $8,582,000 respectively. Cash payments for income taxes in 2002 were $2,415,000 compared to $1,514,000 in 2001. Non-cash investing activity for 2002 and 2001 included foreclosed mortgage loans transferred to foreclosed real estate and repossession of other assets of $1,050,000 and $1,148,000.

5.   Comprehensive Income
     --------------------
     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows:

                                                Three months              Nine months
                                             ------------------        ------------------
                                             Ended September 30        Ended September 30
                                             ------------------        ------------------
(dollars in thousands)                       2002         2001          2002         2001
                                             ----         ----          ----         ----
Net income                                 $1,154       $1,094         $3,224       $3,079
Unrealized holding gains (losses)
  on available for sale securities            613          858          1,843        1,907
Reclassification adjustment for gains
  Realized in income                           83           55            427          144
                                           ------       ------         ------       ------
Net Unrealized gains (losses)                 696          913          2,270        2,051

Income tax (benefit)                          236          311            775          687
                                           ------       ------         ------       ------
Other comprehensive income                    460          602          1,495        1,364

Total comprehensive income                 $1,614       $1,696         $4,719       $4,443
                                           ======       ======         ======       ======

6.   Reclassification of Comparative Amounts
     ---------------------------------------
     Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

7.   Recent Accounting Standards
     ---------------------------
     In June of 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets."

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

     In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination." If the acquisition meets the conditions of a "business combination," the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002 and did not result in the Company's reclassification of their unidentifiable intangible assets to goodwill and, accordingly, they will continue to be amortized.

     At September 30, 2002, the Company had intangible assets with a net book value of $505,000, which will continue to be amortized under the new rules. Amortization expense related to these assets was $133,000 for the nine months ended September 30, 2002 and 2001.

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

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13." This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002 and did not have any impact on the Company's financial condition or results of operations.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

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

Overview
--------

     On July 30, 2002 the President signed into law the Sarbanes-Oxley Act of 2002 (the Act), following an investigative order proposed by the SEC on chief financial officers and chief executive officers of 947 large public companies on June 27, 2002. Additional regulations are expected to be promulgated by the SEC. As a result of the accounting restatements by large public companies, the passage of the act and regulations expected to be implemented by the SEC, publicly-registered companies, such as the Company, will be subject to additional and more cumbersome reporting regulations and disclosure. These new regulations, which are intended to curtail corporate fraud, will require certain officers to personally certify certain SEC filings and financial statements and will require additional measures to be taken by our outside auditors, officers and directors. The new laws and regulations will increase non-interest expenses of the Company.

Critical Accounting Policies
----------------------------

     Note 2 to the consolidated financial statements of the Company (included in Item 8 of the Annual Report on Form 10-K of the Company for the year ended December 31, 2001) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company's results of operations.

     The most significant estimate in the preparation of the Company's financial statements is for the allowance for loan losses and estimated residuals on leases. Please refer to the discussion of this calculation under "Changes in Financial Condition" below.

Changes in Financial Condition
------------------------------

General
-------
     Total assets at September 30, 2002 were $377.6 million compared to $346.0 million at year-end 2001, an increase of $31.6 million or 9.1%. The increase was principally due to a $21.3 million growth in deposits, which was invested in Federal Funds sold and short-term securities available for sale.

Securities
----------
     The fair value of securities available for sale at September 30, 2002 was $107.5 million, compared to $95.8 million at December 31, 2001. Total purchases for the period were $48.3 million with securities called, maturities and cash flow of $32.7 million and sales of $6.5 million. (See cash flow). The purchases were principally obligations of U.S. Government Agencies, including callable securities and mortgage-backed securities. The average life of the portfolio at September 30, 2002 was 2.3 years compared to 3.5 years at December 31, 2001. The decrease in average life is due to the purchase of short-term callable agencies and, due to the declining interest rates, accelerated cash-flows from mortgage-backed securities.

Loans
-----
     Total loans receivable were $213.6 million at September 30, 2002, compared to $214.2 million at December 31, 2001. The decrease was due in part to $4.5 million of longer-term residential mortgages sold in the secondary market. There was a gain on the sale of $65,000, included in other income. The Company also experienced a slow down in its indirect automobile lending, with loans decreasing $7.1 million from December 31, 2001, to total $40.9 million at September 30, 2002. Commercial and commercial real estate loans increased $10.1 million, to $88.7 million. The commercial lending activity was principally in the Monroe and Pike County market areas.

     The Company no longer originates automobile leases, and as a result, the portfolio declined $3.9 million from December 31, 2001 to total $2.2 million at September 30, 2002, which includes residual value of $1.8 million. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At September 30, 2002 the Company had an inventory of vehicles to liquidate of $360,000, decreasing from $620,000 at December 31, 2001. Total provision for losses incurred on off-lease vehicles, included in other expense, was $790,000 for the nine months of 2002. The Company's reserve for future residual value losses was $240,000 at September 30, 2002 compared to $225,000 at December 31, 2001.

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)
                                                September 30, 2002          December 31, 2001
                                                --------------------       -------------------
                                                     $           %            $          %
                                                ----------     -----       ---------  --------
Real Estate-Residential                           $ 66,170      30.9      $ 64,635        30.1
                 Commercial                         73,808      34.6        63,609        29.6
                 Construction                        3,896       1.8         4,642         2.2
Commercial                                          17,208       8.0        17,442         8.1
Consumer  loans to individuals                      50,710      23.7        58,143        27.1
Lease financing, net of unearned income              2,244       1.0         6,126         2.9
                                                  --------     -----      --------       -----
         Total loans                               214,036     100.0%      214,597       100.0%
Less:
  Unearned income and deferred fees                    438                     403
  Allowance for loan losses                          3,143                   3,216
                                                  --------                --------
Total loans, net                                  $210,455                $210,978
                                                  ========                ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                            As of Three Months           As of Nine Months
(dollars in thousands)                      Ended September 30           Ended September 30
                                           -------------------           ------------------
                                             2002         2001           2002          2001
                                             ----         ----           ----          ----
Balance, beginning                          $ 3,260      $ 3,272      $ 3,216       $ 3,300
Provision for loan losses                       150          175          480           545
Charge-offs                                    (279)        (198)        (620)         (656)
Recoveries                                       12           33           67            93
                                           --------     --------     --------      --------
Net charge-offs                                (267)        (165)        (553)         (563)
                                           --------     --------     --------      --------
Balance, ending                            $  3,143     $  3,282     $  3,143      $  3,282
                                           ========     ========     ========      ========
Allowance to total loans                       1.47%        1.52%        1.47%         1.52%
Net charge-offs to average loans
    (annualized)                               .50%          .31%         .35%          .35%

                                       11

     The allowance for loan losses totaled $3,143,000 at September 30, 2002 and represented 1.47% of total loans compared to $3,216,000 at year-end and $3,282,000 at September 30, 2001. Net charge-offs for the three months ended September 30, 2002 total $267,000 compared to $165,000 for the prior year. The increase was due to a write-down of $118,000 on a commercial property subsequently transferred to foreclosed real estate. The property was under agreement of sale as of September 30, 2002 and subsequently was sold in October 2002. Other charge-offs for 2002 and 2001 consist principally of losses on repossessed automobiles. Management's loan review function assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It includes a credit review and gives consideration to areas of exposure such as concentration of credit, economic and industry conditions, trends in delinquencies, collections and collateral value coverage. For residential mortgages and consumer loans general reserve percentages are identified by loan type and allocated accordingly. The commercial loan portfolio (including loans secured by real estate) is analyzed by industry types, with allocation factors applied based on the specific industry. Larger credit exposures are individually analyzed. Management considers the allowance adequate at September 30, 2002 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of September 30, 2002, non-performing loans totaled $278,000 which is ..13% of total loans compared to $683,000 or .32% at December 31, 2001. The decrease in non-performing loans was principally due to the transfer of two commercial real estate properties, totaling $502,000, to foreclosed real estate. The properties were each under agreement of sale as of September 30, 2002. Both closings occurred in October 2002, significantly reducing the foreclosed real estate balance. Foreclosed real estate totaled $513,000 at September 30, 2002 compared to $54,000 at December 31, 2001.


(dollars in thousands)                                 September 30, 2002     December 31, 2001
                                                       ------------------     -----------------

           Loans accounted for on a non-accrual
             basis:
           Commercial and all other                          $    -                $   64
           Real Estate                                          226                   597
           Consumer                                              14                    11
                                                             ------                ------
          Total                                                 240                   672

          Accruing loans which are contractually
             past due 90 days or more                            38                    11
                                                             ------                ------
           Total non-performing loans                        $  278                $  683
           Foreclosed real estate                               513                    54
                                                             ------                ------
           Total non-performing assets                       $  791                $  737
                                                             ======                ======
         Allowance for loan losses coverage
             non-performing loans                             11.31x                 4.71x

         Non-performing loans to total loans                    .13%                  .32%
         Non-performing assets to total assets                  .21%                  .21%


     The recorded investment in impaired loans, not requiring an allowance for loan losses was $256,000 and $618,000 at September 30, 2002 and December 31, 2001 respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $0 and $64,000 at September 30, 2002 and December 31, 2001, respectively. The related allowance for loan losses associated with these loans was $0 and $7,000 respectively at September 30, 2002 and December 31, 2001.

Deposits
--------
     Total deposits at September 30, 2002 were $296.2 million compared to $274.9 million at December 31, 2001. Non-interest bearing demand deposits at September 30, 2002 were $39.0 million compared to $31.7 million at December 31, 2001. The change reflects a seasonal increase in commercial, principally leisure related, businesses accounts and municipal tax-receipt accounts. The Company has also seen an increase in retail checking and savings accounts. Time deposits in denominations of $100,000 or more decreased to $25.2 million at September 30, 2002 from $27.4 million at December 31, 2001, due to scheduled maturities of school district and other municipal deposits. In addition to commercial checking accounts, the Company had $13.5 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the Company considers core funding.

The following table sets forth deposit balances as of the dates indicated.


(dollars in thousands)            September 30, 2002          December 31, 2001
                                  ------------------          -----------------

Non-interest bearing demand           $ 39,025                     $ 31,715
Interest bearing demand                 40,646                       34,939
Money Market                            43,059                       34,360
Savings                                 50,311                       44,894
Time                                   123,151                      129,015
                                      --------                     --------
         Total                        $296,192                     $274,923
                                      ========                     ========

Stockholders' Equity and Capital Ratios
---------------------------------------
     At September 30, 2002, stockholders' equity totaled $39.3 million, a net increase of $4.2 million from December 31, 2001. The net increase in stockholders' equity was primarily due to $3,224,000 in net income, that was partially offset by $1,122,000 of cash dividends declared. In addition, accumulated other comprehensive income increased $1,495,000 due to the increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a decrease in interest rates, which favorably impacted the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's capital ratios is as follows:

                                 September 30, 2002          December 31, 2001
                                 ------------------          -----------------
Tier 1 Capital
    (To average assets)                 10.06%                   9.75%
Tier 1 Capital
    (To risk-weighted assets)           14.49%                  13.78%
Total Capital
    (To risk-weighted assets)           15.98%                  15.30%


     The minimum capital requirements imposed by the FDIC for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements at September 30, 2002 and December 31, 2001.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                              Three Months Ended September 30,
                                                       -------------------------------------------------------------------------
                                                                     2002                                      2001
                                                       ------------------------------------     --------------------------------
                                                       Average                      Average     Average                  Average
                                                       Balance     Interest         Rate        Balance      Interest    Rate
                                                       -------     --------         -------     -------      --------    -------
                                                         (2)          (1)             (3)         (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                 $ 17,757       $   73           1.67%      $10,706       $   94       3.51%
   Interest bearing deposits with banks                    845            3           1.42           160            1       2.50
   Securities held-to-maturity                           6,201          135           8.71         6,498          143       8.80
   Securities available for sale:
     Taxable                                            93,459        1,181           5.05        79,527        1,198       6.03
     Tax-exempt                                         13,871          252           7.27        12,542          229       7.30
                                                      --------       ------                     --------       ------
        Total securities available for sale            107,330        1,433           5.34        92,069        1,427       6.20
     Loans receivable (4) (5)                          212,082        3,888           7.40       214,776        4,447       8.28
                                                      --------       ------                     --------       ------
        Total interest earning assets                  344,215        5,532           6.43       324,209        6,112       7.54

Non-interest earning assets:
   Cash and due from banks                               9,147                                     7,935
   Allowance for loan losses                            (3,197)                                   (3,233)
   Other assets                                  .      14,366                                    14,359
                                                      --------                                  --------
   Total non-interest earning assets                    20,316                                    19,061
                                                      --------                                  --------
Total Assets                                          $364,531                                  $343,270
                                                      ========                                  ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market. . . .     $78,481          192           0.98%      $71,099          353       1.99%
   Savings  . . . . .. . . . . . . . . . . . . . .      49,950          171           1.37        43,689          214       1.96
   Time  . . . . . . . . . . . . . . . . . . . . .     123,669        1,123           3.63       120,879        1,547       5.12
                                                      --------       ------                     --------       ------
      Total interest bearing deposits                  252,100        1,486           2.36       235,667        2,114       3.59
Short-term borrowings                                   11,006           49           1.78         7,238           67       3.70
Long-term debt                                          23,000          324           5.63        26,728          373       5.58
                                                      --------       ------                     --------       ------
   Total interest bearing liabilities                  286,106        1,859           2.60       269,633        2,554       3.79
Non-interest bearing liabilities:
   Demand deposits                                      36,042                                    34,359
   Other liabilities                                     4,166                                     5,277
                                                      --------                                  --------
      Total non-interest bearing liabilities            40,208                                    39,636
   Shareholders' equity                                 38,217                                    34,001
                                                      --------                                  --------
Total Liabilities and Shareholders' Equity            $364,531                                  $343,270
                                                      ========                                  ========

Net interest income (tax equivalent basis)                            3,673           3.83%                     3,558       3.75%
                                                                                     =====                                 =====
Tax-equivalent basis adjustment                                        (145)                                     (129)
                                                                    -------                                    ------
Net interest income                                                 $ 3,528                                    $3,429
                                                                    =======                                    ======
Net interest margin (tax equivalent basis)                                            4.27%                                 4.39%
                                                                                     =====                                 =====

-----------------
(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances
(3)  Annualized
(4)  Loan balances include non-accrual loans and are net of unearned income.
(5) Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

                               Increase/(Decrease)
                               -------------------
                Three months ended September 30,2002 Compared to
                ------------------------------------------------
                      Three months ended September 30, 2001
                      -------------------------------------
                                 Variance due to
                                 ---------------


                                             Volume       Rate            Net
                                             -------    -------         -------
                                                  (dollars in thousands)
Assets
Interest earning assets:

 Federal funds sold ......................   $   209    $  (230)        $   (21)
 Interest bearing deposits with banks ....         5         (3)              2
 Securities held to maturity .............        (6)        (2)             (8)
 Securities available for sale:
    Taxable ..............................       796       (813)            (17)
    Tax-exempt securities ................        31         (8)             23
                                             -------    -------         -------
       Total securities ..................       827       (821)              6
 Loans receivable ........................       (59)      (500)           (559)
                                             -------    -------         -------
   Total interest earning assets .........       976     (1,556)           (580)

Interest bearing liabilities:
  Interest-bearing demand deposits .......       216       (377)           (161)
  Savings ................................       152       (195)            (43)
  Time ...................................       232       (656)           (424)
                                             -------    -------         -------
     Total interest bearing deposits .....       600     (1,228)           (628)
 Short-term borrowings ...................       130       (148)            (18)
Long Term debt ...........................       (72)        23             (49)
                                             -------    -------         -------
 Total interest bearing liabilities ......       658     (1,353)           (695)
Net interest income (tax-equivalent basis)   $   318    $  (203)        $   115
                                             =======    =======         =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for the Three months ended  September 30, 2002
--------------------------------------------------------------------------------
and September 30, 2001.
-----------------------

General
-------
         For the three months ended September 30, 2002 net income was $1,154,000 compared to $1,094,000 in 2001, an increase of $60,000 or 5.5%. The resulting basic EPS was $.68 with a diluted EPS of $.67 compared to basic EPS of $.65 and diluted EPS of $.64 for the third quarter of 2001. The return on average assets for the three months of 2002 was 1.26%, with a return on average equity of 11.98%.

Net Interest Income
-------------------
         Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2002 was $3,673,000 compared to $3,558,000 in 2001, an increase of $115,000 or 3.2%. The resultant fte net interest spread and net interest margin for 2002 were 3.83% and 4.27%, respectively, compared to 3.75% and 4.39% respectively in 2001.

         Interest income (fte) for the three months ended September 30, 2002 totaled $5,532,000, decreasing from $6,112,000 in 2001. The decrease was due to lower yield on earning assets, 6.43% in 2002 compared to 7.54% in 2001. Asset yields have declined in 2002 as a result of lower interest rate environment including Federal Funds sold, prime rate and US Treasury issues.

         The earning asset yield was also unfavorably impacted by a change in the asset mix. The change in asset mix was the result of deposits increasing faster than loans. For the 2002 period, lower yielding federal funds sold and securities represented 38.1% of total earning assets, with loans of 61.6%. Loans decreased from 66.3% of earning assets on average in the third quarter of 2001.

         Securities available for sale averaged $107.3 million with income of $1,433,000 and fte yield of 5.34% compared to $92.1 million, $1,427,000 and 6.20% in 2001. The increase was principally due to the purchase of short-term callable U. S. Government Agency Bonds and mortgage-backed securities. The increase was funded by deposit growth.

         Average loans for the quarter were $212.1 million compared to $214.8 million in 2001. The yield on loans declined to 7.40% in the third quarter of 2002 from 8.28% in 2001. The decrease is a result of the lower prime rate, 4.75%, and the decrease in residential mortgage rates.

         Interest expense for the three months ended September 30, 2002 totaled $1,859,000 with a cost of 2.60% compared to $2,554,000 and 3.79% in 2001. All deposit categories showed a decrease in costs, with the lower interest rate environment. Average interest-bearing deposits and short-term borrowings increased $20.2 million. The proceeds were used to purchase securities, as previously described, and pay-down long-term debt by $3.7 million. The excess was invested in Federal Funds sold which increased $10.0 million to average $17.7 million during the third quarter of 2002.

Other Income
------------
         Other income totaled $755,000 for the three months ended September 30, 2002 compared to $670,000 in the third quarter of 2001, an increase of $85,000 or 12.7%. Service charges and fees increased $36,000 principally due to growth in retail deposit activity. Income from fiduciary activities was $70,000 increasing from $58,000 in 2001.

Other Expenses
--------------
         Other expenses totaled $2,540,000 in the third quarter of 2002 increasing from $2,421,000 in 2001. The increase was due in part to higher losses on lease residuals, $180,000 compared to $150,000 in 2001. The Company did liquidate more autos in 2002 and the loss level was also negatively impacted by a softer used car market. Salary and employee benefit expenses increased $98,000 due to higher health insurance premiums and costs of the Employee Stock Ownership Plan (ESOP). The Company made a $100,000 charitable contribution (included in Other expenses-other) to the Wayne County Community Foundation. The contribution qualifies for the Pennsylvania Educational Improvement Tax Program. As such, a $90,000 tax credit was recorded against the bank's Pennsylvania Shares Tax Liability (included in Other expense-taxes other than income).

Income Taxes
------------
         Income tax expense totaled $439,000 for an effective tax rate of 27.6% for the three months ended September 30, 2002 compared to $409,000 and 27.2% in 2001.

Results of Operation NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                           Nine Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                     2002                                    2001
                                                      -------------------------------          ----------------------------------
                                                       Average                Average           Average                  Average
                                                       Balance     Interest    Rate             Balance    Interest       Rate
                                                       -------     --------   -------          --------    --------      -------
                                                         (2)          (1)        (3)           (2)          (1)            (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $ 15,215      $   189   1.66%          $  6,351     $   181       3.80%
   Interest bearing deposits with banks                      395            4   1.35                156           5       4.27
   Securities held-to-maturity                             6,216          409   8.77              6,992         461       8.79
   Securities available for sale:
     Taxable                                              86,767        3,515   5.40             74,813       3,493       6.23
     Tax-exempt                                           13,535          737                    10,523         577       7.31
                                                        --------       ------   7.26           --------     -------
        Total securities available for sale              100,302        4,252   5.65             85,336       4,070       6.36

     Loans receivable (4) (5)                            213,406       11,857   7.41            215,187      13,671       8.47
                                                        --------      -------                  --------     -------
        Total interest earning assets                    335,534       16,711   6.64            314,022      18,388       7.81

Non-interest earning assets:
   Cash and due from banks. . . . . . . . . . . . .        8,307                                  7,291
   Allowance for loan losses. . . . . . . . . . . .       (3,248)                                (3,276)
   Other assets. . . . . . . . . . . . . . . . . ..       14,219                                 14,364
                                                        --------                                 ------
   Total non-interest earning assets                      19,278                                 18,379
                                                        --------                                 ------
Total Assets                                            $354,812                               $332,401
                                                        ========                               ========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market. . . .       $73,006          559   1.02%           $64,991       1,073       2.20%
   Savings  . . . . .. . . . . . . . . . . . . . .        47,607          495   1.39             42,098         634       2.01
   Time  . . . . . . . . . . . . . . . . . . . . .       127,421        3,662   3.83            120,022       4,848       5.39
                                                        --------      -------                  --------       -----
      Total interest bearing deposits                    248,034        4,716   2.54            227,111       6,555       3.85
Short-term borrowings                                      8,874          130   1.95              8,227         215       3.48
Long-term debt                                            23,308          974   5.57             27,487       1,181       5.73
                                                        --------      -------                  --------      ------
   Total interest bearing liabilities                    280,216        5,820   2.77            262,825       7,951       4.03
Non-interest bearing liabilities:
   Demand deposits                                        33,521                                 30,983
   Other liabilities                                       4,222                                  5,695
                                                        --------                                  -----
      Total non-interest bearing liabilities              37,743                                 36,678
   Shareholders' equity                                   36,853                                 32,898
                                                        --------                                 ------
Total Liabilities and Shareholders' Equity              $354,812                               $332,401
                                                        ========                               ========
Net interest income (tax equivalent basis)                             10,891   3.87%                        10,437       3.77%
                                                                               =====                                     =====
Tax-equivalent basis adjustment                                          (419)                                 (361)
                                                                      -------                               -------
Net interest income                                                   $10,472                               $10,076
                                                                      =======                               =======
Net interest margin (tax equivalent basis)                                      4.33%                                    4.43%
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

                               Increase/(Decrease)
                               -------------------
                 Nine months ended September 30,2002 Compared to
                 -----------------------------------------------
                      Nine months ended September 30, 2001
                      ------------------------------------
                                 Variance due to
                                 ---------------

                                              Volume      Rate       Net
                                             -------    -------    -------
                                                (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ......................   $   200    $  (192)   $     8
 Interest bearing deposits with banks ....         6         (7)        (1)
 Securities held to maturity .............       (51)        (1)       (52)
 Securities available for sale:
    Taxable ..............................       686       (664)        22
    Tax-exempt securities ................       167         (7)       160
                                             -------    -------    -------
       Total securities ..................       853       (671)       182
 Loans receivable ........................      (112)    (1,702)    (1,814)
                                             -------    -------    -------
   Total interest earning assets .........       896     (2,573)    (1,677)

Interest bearing liabilities:
  Interest-bearing demand deposits .......       191       (705)      (514)
  Savings ................................       114       (253)      (139)
  Time ...................................       448     (1,634)    (1,186)
                                             -------    -------    -------
     Total interest bearing deposits .....       753     (2,592)    (1,839)
 Short-term borrowings ...................        25       (110)       (85)
Long Term debt ...........................      (175)       (32)      (207)
                                             -------    -------    -------
 Total interest bearing liabilities ......       603     (2,734)    (2,131)
Net interest income (tax-equivalent basis)   $   293    $   161    $   454
                                             =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2002 and
--------------------------------------------------------------------------------
September 30, 2001
------------------

General
-------
           For the nine months ended September 30, 2002 net income totaled $3,224,000 with a basic earnings per share (EPS) of $1.90 and diluted EPS of $1.87. This compares to $3,079,000 earned for the corresponding period in 2001 with basic EPS of $1.84 and diluted EPS of $1.82. The resulting return on average equity and average assets for nine months of 2002 were 11.70% and 1.21% respectively compared to 12.48% and 1.24% respectively in 2001.

Net Interest Income
-------------------
           Net interest income (fte) for the nine months ended September 30, 2002 was $10,891,000 compared to $10,437,000 in 2001, an increase of $454,000 or
4.4%. The resultant fte net interest spread and net interest margin for 2002 were 3.87% and 4.33%, respectively, compared to 3.77% and 4.43%, respectively, in 2001.

           Interest income (fte) for the nine months ended September 30, 2002 totaled $16,711,000 compared to $18,388,000 in 2001. The decrease was principally due to lower interest rates in 2002 with an average prime rate of 4.75% and Federal Funds rate of 1.75% declining from 7.51% average prime rate and 4.47% average fed funds for nine months of 2001. As a result of the lower interest rates the yield on earning assets declined 117 basis points to 6.64% in 2002.

           The earning asset yield was also unfavorably impacted by a change in the asset mix, as a result of deposits increasing faster than loans. For the 2002 period, average loans represented 63.6% of earning assets compared to 68.5% in 2001. The offset was an increase in lower yielding Federal Funds sold and securities available for sale.

           Securities available for sale averaged $100.3 million with income of $4,252,000 and yield (fte) of 5.65% compared to $85.3 million, $4,070,000 and 6.36% in 2001. The increase, which was funded by deposit growth, was principally in short-term callable U.S. Government agencies and mortgage-backed securities.

           Average loans for the nine months of 2002 were $213.4 million compared to $215.2 million in 2001. The yield declined to 7.41% from 8.47% in 2001, as a result of the lower prime rate and declining residential mortgage rates during 2002.

           Interest expense for the nine months ended September 30, 2002 totaled $5,820,000 with a cost of 2.77% compared to $7,951,000 and 4.03% in 2001.
Average interest-bearing deposits increased $20.9 million during the period. The proceeds were used to fund securities purchases, and pay down long-term debt, which declined $4.2 million, with the remainder invested in Federal Funds sold.

Other Income
------------
           Other income totaled $2,384,000 for the nine months ended September 30, 2002 compared to $2,030,000 for the same period in 2001. The increase was due in part to $427,000 of net realized gains on sales of securities compared to $144,000 in 2001. The gains were principally generated from the sale of equity holdings in other financial holding companies. Service charges and fees increased $78,000 due to growth in ATM and debit card activity. Income from fiduciary activities totaled $177,000 in 2002 declining from $209,000 in 2001, due to a lower level of estate fees in 2002.

Other Expense
-------------
           Other expense for nine months ended September 30, 2002 totaled $7,964,000 compared to $7,335,000 in 2001, an increase of $629,000. The increase was due in part to higher losses on lease residuals of $790,000 in 2002, an increase of $310,000 from 2001. Salaries and employee benefit costs increased $270,000 or 7.9%, principally due to increase in retirement and health insurance plan costs.

          The Company made a $100,000 charitable contribution (included in Other expenses-other) to the Wayne County Community Foundation. The contribution qualifies for the Pennsylvania Educational Improvement Tax Program. As such, a $90,000 tax credit was recorded against the bank's Pennsylvania Shares Tax Liability (included in Other expense-taxes, other than income).

Income Tax Expense
------------------
           Income tax expense for the nine months ended September 30, 2002 was $1,188,000 for an effective rate of 26.9% compared to $1,147,000 and an effective rate of 27.1% in 2001. The decrease in the effective rate is due to a higher level of tax exempt income on municipal securities and loans.

Liquidity
---------
           Liquidity can be viewed as the ability to fund customers' borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company's primary sources of liquidity include deposit generation, asset maturities and cash flow from loan repayments and securities.

           At September 30, 2002, the Company had cash and cash equivalents of $37.7 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $107.5 million, which could be used for liquidity needs. This totals $145.2 million and represents 38.4% of total assets compared to $113.1 million and 32.7% of total assets at December 31, 2001. The Company also monitors other liquidity measures, all of which were within policy guidelines at September 30, 2002 and December 31, 2001. The Company believes its liquidity position is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB) and other correspondent banks, which support liquidity needs.

           At September 30, 2002, the borrowing capacity from FHLB was $119.5 million. As of September 30, 2002, the Company had $23 million in borrowings from the FHLB, decreasing from $25 million at December 31, 2001.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           There were no significant changes for the nine months ended September 30, 2002 from the information presented in the Form 10-k for the year-ended December 31, 2001.

Item 4:  Controls and Procedures

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
          evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b)  Changes in internal controls. There were no significant changes in the
          ----------------------------
          Registrant's   internal  controls  or  in  other  factors  that  could
          significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and use of proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Materially Important Events

None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  3(i)   Articles of Incorporation of Norwood Financial Corp*
          3(ii)  Bylaws of Norwood Financial Corp.*
          4.0    Specimen Stock Certificate of Norwood Financial Corp.*
         10.1    Amended Employment Agreement with William W. Davis, Jr.***
         10.2    Amended Employment Agreement with Lewis J. Critelli ***
         10.3 Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
         10.4    Consulting Agreement with Russell L. Ridd**
         10.5    Wayne Bank Stock Option Plan*
         10.6    Salary Continuation Agreement between the Bank and
                   William W. Davis, Jr.***
         10.7    Salary Continuation Agreement between the Bank and
                   Lewis J. Critelli***
         10.8    Salary Continuation Agreement between the Bank and
                   Edward C. Kasper***
         10.9    1999 Directors Stock Compensation Plan***
         99.0 Certification pursuant to 18 U.S.C. 55.1350, as adopted pursuant to 55.906 of Sarbanes Oxley Act of 2002

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

                                      NORWOOD FINANCIAL CORP.

Date:   November 12, 2002             By:  /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:   November 12, 2002             By:  /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            SECTION 302 CERTIFICATION


         I, William W. Davis, Jr., certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Norwood Financial
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 12, 2002                  /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


         I, Lewis J. Critelli, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Norwood Financial
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 12, 2002                  /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer