Form 10-K
period 2002-12-31
NORWOOD FINANCIAL CORP
filed 2003-03-21
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002,
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the  transition  period from              to             .
                                      ------------    ------------
Commission File No. 0-28366
                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                     23-2828306
---------------------------------------------                 -----------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
  or Organization)                                           Identification No.)

717 Main Street, Honesdale, Pennsylvania                          18431
---------------------------------------------                 ---------------
(Address of Principal Executive Offices)                        (Zip Code)

Issuer's Telephone Number, Including Area Code:              (570) 253-1455
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

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2) YES      NO  X
                                            ---     ---

         As of March 14, 2003, there were 1,773,408 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on March 14 2003, was $42,239,925 ($29.99 per share based on 1,408,467 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE
         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Parts I, II, and IV)
         2.Portions  of  the  Proxy   Statement   for  the 2003 Annual   Meeting
of Stockholders. (Part III)

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

Item 1.  Business.

General

         Norwood Financial Corp. (the "Company") a Pennsylvania corporation is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. At December 31, 2002, the Company had total assets of $367.5 million, deposits of $291.9 million, and stockholders' equity of $40.1 million.

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

Personnel

         As of December 31, 2002, the Bank had 122 full-time and 10 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as second home dwellings. The products include adjustable rate mortgages up to 30 years which are retained and serviced through the Bank, fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to certain internal guidelines. Fixed rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania.

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

         Consumer lending, including indirect financing provides benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending. However, the Bank believes that the higher yields and shorter terms compensate the Bank for the increased credit risk associated with such loans.

         Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate.

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

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                                 As of December 31,
                                            ----------------------------------------------------------------------------------------
                                                  2002               2001               2000              1999             1998
                                            ----------------   ---------------   ----------------   ---------------  ---------------
                                                $        %        $        %         $        %        $        %       $        %
                                            --------  ------   --------  -----   --------   -----   --------  -----  --------  -----
                                                                              (Dollars in Thousands)
Type of Loans:
Commercial, Financial and Agricultural....  $ 15,074    6.9   $ 17,442    8.1   $ 17,102     7.9   $ 15,672    7.6  $ 25,559   13.6
Real Estate-Construction..................     4,109    1.9      4,642    2.2      2,425     1.1      3,339    1.6     3,046    1.6
Real Estate-Mortgage
                 Residential.............     69,040   31.6     64,635   30.1     59,517    27.5     56,967   27.7    52,392   27.7
                 Commercial...............    79,623   36.5     63,609   29.6     56,815    26.2     51,562   25.1    30,734   16.4
Lease financing, net of unearned
Income....................................     1,592     .7      6,126    2.9     13,644     6.3     23,974   11.7    33,860   18.0
Consumer Loans to Individuals.............    48,951   22.4     58,143   27.1     67,286    31.0     54,045   26.3    42,061   22.7
                                            --------  -----   --------  -----   --------   -----   --------  -----  --------  -----
                                             218,389  100.0    214,597  100.0    216,789   100.0    205,559  100.0   187,652  100.0
                                                      =====             =====              =====             =====            =====
Unearned income and deferred fees.........      (419)             (403)             (312)              (399)           (733)
            Allowance for loan losses.....    (3,146)           (3,216)           (3,300)            (3,344)         (3,333)
                                            --------          --------          --------           --------         --------
                                            $214,824          $210,978          $213,177           $201,816         $183,586
                                            ========          ========          ========           ========         ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2002. Scheduled repayments are reported in the maturity category in which payment is due.

                                  Less than     One to        Over
                                  One Year    Five Years   Five Years     Total
                                  --------    ----------   ----------     -----
                                                (in thousands)
Commercial, Financial
  and Agricultural                 $5,182       $ 4,834     $5,058       $15,074

Real Estate-
  Construction                      4,109            --         --         4,109
Commercial
   Mortgage                         5,958         7,443     66,222        79,623
                                  -------       -------    -------       -------

      Total                       $15,249       $12,277    $71,280       $98,806
                                  =======       =======    =======       =======

Loans with fixed-rate              $1,585        $4,228     $7,752       $13,565

Loans with floating
  Rates                            13,664         8,049     63,528        85,241
                                  -------       -------    -------       -------
      Total                       $15,249       $12,277    $71,280       $98,806
                                  =======       =======    =======       =======

        Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructuring at the dates indicated. For the year ended December 31, 2002, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $74,000 of which $23,000 was collected.

                                                                                As of December 31,
                                                            -------------------------------------------------------
                                                            2002         2001         2000         1999        1998
                                                            ----         ----         ----         ----        ----
                                                                                  (in thousands)
Non-accrual loans:
  Commercial and all other........................          $ --         $ 64         $ 64         $ 64        $ 65
  Real estate.....................................           213          597          518          513         503
  Consumer........................................             3           11           --           19          20
                                                            ----         ----         ----         ----        ----
Total.......................................                 216          672          582          596         588

Accruing loans which are contractually
past-due 90 days or more:
   Commercial and all other.......................            --           --           --           --          --
   Real estate....................................            --           --           34           --          --
   Consumer.......................................             5           11           64           61          34
                                                            ----         ----         ----         ----        ----
Total.............................................             5           11           98           61          34
                                                            ----         ----         ----         ----        ----

Total non-performing loans........................           221          683          680          657         622
Foreclosed real estate............................            21           54           27          110         204
                                                            ----         ----         ----         ----        ----
Total non-performing assets.......................          $242         $737         $707         $767        $826
                                                            ====         ====         ====         ====        ====
Total non-performing loans to total loans                    .10%         .32%         .31%         .32%        .33%
Total non-performing loans to total assets........           .06%         .20%         .21%         .21%        .22%
Total non-performing assets to total assets.......           .07%         .21%         .22%         .24%        .30%

         The recorded investment in impaired loans, not requiring an allowance for loan losses was $256,000 and $618,000 at December 31, 2002 and 2001, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- and $64,000 at December 31, 2002 and 2001, respectively. The related allowance for loan losses associated with these loans was $-0- and $7,000, respectively, at December 31, 2002 and 2001. For the years, ended December 31, 2002, 2001 and 2000, the average recorded investment in these impaired loans was $262,000, $694,000 and $364,000 and the interest income recognized on these impaired loans was $23,000, $22,000 and $-0-, respectively.

         Potential Problem Loans. As of December 31, 2002, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:


                                                                      Years Ended December 31,
                                                  -----------------------------------------------------------------
(in thousands)
                                                     2002          2001          2000          1999          1998
                                                  ---------     ---------     ---------     ---------     ---------
Total loans receivable net of unearned
 Income .......................................   $ 217,970     $ 214,194     $ 216,477     $ 205,160     $ 186,919
                                                  =========     =========     =========     =========     =========

Average loans receivable ......................   $ 213,814     $ 214,905     $ 211,174     $ 196,005     $ 186,877
                                                  =========     =========     =========     =========     =========

Allowance balance at beginning of period ......   $   3,216     $   3,300     $   3,344     $   3,333     $   3,250

Charge-offs:
  Commercial and all other ....................         (34)          (12)           --           (12)         (294)
   Real Estate ................................        (122)          (11)           (9)          (17)          (14)
    Consumer ..................................        (608)         (711)         (589)         (419)         (366)
   Leases .....................................         (30)         (152)         (170)         (184)         (115)
                                                  ---------     ---------     ---------     ---------     ---------
Total .........................................        (794)         (886)         (768)         (632)         (789)

Recoveries:
   Commercial and all other ...................          --             8            54            74            89
   Real Estate ................................          13             1            73            --             7
   Consumer ...................................          72            85            88            83            50
   Leasing ....................................           9            13            29            16             6
                                                  ---------     ---------     ---------     ---------     ---------
Total .........................................          94           107           244           173           152
                                                  ---------     ---------     ---------     ---------     ---------
 Net Charge-offs ..............................        (700)         (779)         (524)         (459)         (637)
                                                  ---------     ---------     ---------     ---------     ---------
Provision Expense .............................         630           695           480           470           720
Allowance balance at end of period ............   $   3,146     $   3,216     $   3,300     $   3,344     $   3,333
                                                  =========     =========     =========     =========     =========

Allowance for loan losses as a percent of total
  loans outstanding ...........................        1.44%         1.50%         1.52%         1.63%         1.78%
                                                  =========     =========     =========     =========     =========

Net loans charged off as a percent of average
  loans outstanding ...........................         .33%          .36%          .25%          .23%          .34%
                                                  =========     =========     =========     =========     =========


         Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.


                                       2002              2001                2000               1999              1998
                                  --------------    --------------     ---------------     --------------    ---------------
                                                                     (Dollars in thousands)
                                            % of              % of               % of               % of               % of
                                           Loans             Loans               Loans              Loans              Loans
                                          to Total          to Total            to Total           to Total           to Total
                                  Amount   Loans    Amount   Loans     Amount    Loans     Amount   Loans    Amount    Loans
                                  ------   -----    ------   -----     ------    -----     ------   -----    ------    -----
Commercial, financial and
agricultural                      $  265      6.9% $  426      8.1%    $  345      7.9%   $  376      7.6%   $  346    13.6
Real estate - construction            21      1.9      70      2.2         40      1.1        31      1.6        23     1.6
Real estate - mortgage             1,926     68.1   1,421     59.7      1,314     53.7     1,171     52.8       647    44.1
Consumer  loans to individuals       788     22.4     715     27.1        719     31.0       551     26.3       442    22.7
Lease Financing                       24       .7      92      2.9        118      6.3       180     11.7       254    18.0
General Risk Allocation              122       --     492       --        764       --     1,035       --     1,621      --
                                  ------    -----  ------    -----     ------    -----    ------    -----    ------   -----
     Total                        $3,146    100.0% $3,216    100.0%    $3,300    100.0%   $3,344    100.0%   $3,333   100.0%
                                  ======    =====  ======    =====     ======    =====    ======    =====    ======   =====


Investment Activities

         General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of state, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

         Securities Portfolio. Carrying values of securities at the dates indicated are as follows:


                                                      As of December 31,
                                             ----------------------------------
 (Dollars in thousands)                        2002         2001          2000
                                             --------      --------     -------

  Securities:
  (carrying value)

  U.S.  Government
  Agencies.............................
                                               33,197        15,647      20,879
  State and  political
   Subdivisions........................        21,364        18,866      15,993

  Corporate Notes and bonds............        11,403        14,244       7,953

  Mortgage-backed Securities...........        53,358        51,459      38,152

  Equity Securities....................         1,725         1,803       1,572
                                             --------      --------     -------

     Total  Securities                       $121,047      $102,019     $84,549
                                             ========      ========     =======

 Fair value of
  Securities...........................      $121,347      $102,257     $84,851
                                             ========      ========     =======

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio at December 31, 2002. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on mortgage backed securities is based upon estimated average life rather than contractual terms. Equity securities with no stated maturity are classified as "one year or less."

Investment Portfolio Maturities

                                                  After one through  After five through                  Total Investment
                               One year or Less      five years         ten years      After ten years      Securities
                              ------------------- -----------------  ----------------  ---------------   ----------------
                              Carrying   Average  Carrying  Average  Carrying Average  Carrying Average  Carrying Average
(Dollars in thousands)          Value    Yield     Value     Yield    Value    Yield     Value   Yield     Value   Yield
----------------------          -----   -----      -----    -----      -----   -----     -----   -----    -----    -----

Obligations of
  U.S. Government Agencies    $   ---      ---%   $31,186    3.58%    $1,002    3.62%   $ 1,009   6.58%  $ 33,197   3.67%
Obligations of state and
  political subdivisions          ---      ---%     4,169    6.09%       696    5.49%    16,499   7.33%    21,364   7.03%
Mortgage-backed Securities      5,837     6.00%    37,245    5.25%     9,206    4.52%     1,070   4.95%    53,358   5.20%
Corporate Securities            2,546     5.56%     7,847    5.65%       ---     ---      1,011   7.64%    11,403   5.81%
Equity Securities               1,725     3.43%       ---     ---        ---     ---        ---    ---      1,725   3.43%
                              -------     ----    -------    ----    -------    ----    -------   ----   --------   ----
  Total Investment
    Securities                $10,108     5.45%   $80,446    4.69%   $10,904    4.50%   $19,589   7.18%  $121,047   5.14%
                              =======     ====    =======    ====    =======    ====    =======   ====   ========   ====


Deposit Activities.

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers it's customers on a limited basis include cash management, direct deposit and Automated Clearing House (ACH) activity. The Bank operates ten automated teller machines and is affiliated with the STAR ATM network. The Bank offers internet banking through its website, www.waynebank.com.

  The following table sets forth information regarding deposit categories of the Company.

                                  2002                      2001                      2000
                           --------------------       -------------------      --------------------
(in thousands)                         Average                   Average                   Average
                           Balance    Rate Paid       Balance   Rate Paid      Balance    Rate Paid
                           -------    ---------       -------   ---------      -------    ---------
Non-Interest Bearing
  Demand                  $ 33,966         --        $ 31,407       --        $ 29,525         --
Interest-bearing demand     38,178        .26%         31,889     1.22%         28,789       1.80%
Money Market                36,518       1.72%         34,212     2.66%         32,033       3.11%
Savings                     48,361       1.34%         42,631     1.86%         42,492       2.20%
Time                       127,571       3.73%        122,161     5.18%        111,778       5.45%
                          --------                   --------                 --------
Total                     $284,594                   $262,300                 $244,617
                          ========                   ========                 ========

Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2002.

               (in thousands)                          Certificates
                                                       of Deposit
                                                       ----------
               Maturity Period
               ---------------

           Within three months.......................   $10,746
           Over three through six months.............     6,667
           Over six through twelve months............     7,081
           Over twelve months........................     5,039
                                                        -------
                                                        $29,533
                                                        =======

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(in thousands)                                             Years ended December 31,
                                                        ------------------------------
                                                          2002       2001        2000
                                                          ----       ----        ----
Short term borrowings:
Average balance during the year.....................    $9,552    $ 7,781     $ 6,914
Maximum month-end during the year ..................    15,168      9,411       9,347
Average interest rate during the year ..............      1.84%      3.80%       4.38%
Total short-term borrowings at end of the year......    $9,016     $ 6,641    $ 7,860

Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. At December 31, 2002, the Bank acted as trustee for $60.1 million of assets of which $28.6 million are non-discretionary with no investment authority.

Subsidiary Activities

         The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $4.9 million in 2002, generating revenues for the Company of $136,000.

         WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company.

         WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO held title to two properties in 2002, each of which was subsequently sold in October 2002.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

         Financial Modernization. The Gramm-Leach-Bliley Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.
         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank-Regulatory Capital Requirements."

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

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2003 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current annual rate of which is approximately .0172 of insured deposits, will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal

Reserve System. At December 31, 2002, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain servicing assets and purchased credit card relationships, and minus certain other listed items.

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

The  Bank  was  in  compliance  in  both  the  FDIC  and  Pennsylvania   capital
requirements as of December 31, 2002.

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2002, the Bank met its reserve requirements.

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
-----------------------------------

         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and nine additional branch offices. The Bank's total investment in office property and equipment is $ 11.5 million with a net book value of $6.0 million as of December 31, 2002. The Bank currently operates automated teller machines at all ten of its facilities and one automated teller machine only location. The Bank leases three of its locations with minimum lease commitments of $127,455 through 2007. The three locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002("Annual Report") and is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

         The above-captioned information appears under "Summary of Operations" in the Annual Report, and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Company's consolidated financial statements listed in Item 15 are incorporated herein by reference.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" in the 2003 Proxy Statement are incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------  ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

         (d)      Equity Compensation Plan Information

                                           (a)                     (b)                      (c)
                                                                                   Number of securities
                                                                                   remaining available
                                                                     .             for future issuance
                                    Number of Securities    Weighted average          under equity
                                    To be issued upon       exercise price of      compensation plans
                                    Exercise of               outstanding          (excluding securities
                                    Outstanding options,    options, warrants         reflected in
                                    Warrants and rights         and rights             column(a))
                                    -------------------         ----------             ----------
Equity Compensation plans
 Approved by shareholders

Stock Option Plan..............             83,220              22.03                     369,280

Equity compensation plans
 not approved by shareholders..

1999 Directors Stock
  Compensation Plan(1).........             14,000             $24.48                       2,100
                                            ------             ------                    --------
                                            97,220             $22.38                    $371,380
                                            ======             ======                    ========

(1) See Note 12 to the Notes in the Consolidated Financial Statements in the Registrant's Annual Report.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Certain Relationships and Related Transactions".


                                     PART IV

Item 14.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
--------  -------------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002, together with the related notes and the independent auditors' report of Beard Miller Company LLP. independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                3(i)    Articles of Incorporation of Norwood Financial Corp.*
                3(ii)   Bylaws of Norwood Financial Corp.*
                4.0     Specimen Stock Certificate of Norwood Financial Corp.*
               10.1     Amended Employment Agreement with William W.Davis, Jr.**
               10.2     Amended Employment Agreement with Lewis J. Critelli **
               10.3     Form of Change-in-Control Severance Agreement with seven
                          key employees of the Bank*
               10.4     Consulting Agreement with Russell L. Ridd***
               10.5     Wayne Bank Stock Opton Plan*
               10.6     Salary Continuation Agreement between the Bank and
                           William W. Davis, Jr.**
               10.7     Salary Continuation Agreement between the Bank and
                           Lewis J. Critelli**
               10.8     Salary Continuation Agreement between the Bank and
                           Edward C. Kasper**
               10.9     1999 Directors Stock Compensation Plan**
               13       Portions of the Annual Report to Stockholders
               21       Subsidiaries of Norwood Financial Corp.
                           (see Item 1. Business General and Subsidiary
                           Activity)
               23       Consent of Independent Accountants.
               99.0     Certification pursuant to 18 U.S.C. ss.1350, as adopted
                           pursuant to ss.906 of Sarbanes Oxley Act of 2002.

          (b)  Reports on Form 8K - None

_________________________
* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.6-28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 20, 2000, File No. 0-28366.

*** Incorporated by reference into this document from the Exhibit to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORWOOD FINANCIAL CORP.

Dated:  March 21, 2003                      By: /s/William W. Davis, Jr.
                                                --------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 21, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.



By:   /s/William W. Davis, Jr.                    By: /s/Lewis J. Critelli
      ----------------------------------              ------------------------------------
      William W. Davis, Jr.                           Lewis J. Critelli
      President, Chief Executive Officer              Executive Vice President
        and Chief Financial Officer                   (Principal Financial and Accounting
        and Director                                  Officer)
      (Principal Executive Officer)

By:   /s/Charles E. Case                          By: /s/John E. Marshall
      ----------------------------------              ------------------------------------
      Charles E. Case                                 John E. Marshall
      Director                                        Director

By:   /s/Daneil J. O'Neill                        By: /s/Dr. Kenneth A. Phillips
      ----------------------------------              ------------------------------------
      Daniel J. O'Neill                               Dr. Kenneth A. Phillips
      Director                                        Director

By:   /s/Gary P. Rickard                          By: /s/Russell L. Ridd
      ----------------------------------              ------------------------------------
      Gary P. Rickard                                 Russell L. Ridd
      Director                                        Director

By:   /s/Harold A. Shook                          By:
      ----------------------------------              ------------------------------------
      Harold A. Shook                                 Richard L. Snyder
      Director                                        Director


                            SECTION 302 CERTIFICATION


     I, William W. Davis, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K of Norwood Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003                       /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

     I, Lewis J. Critelli, certify that:

1.   I have reviewed this annual report on Form 10-K of Norwood Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003        /s/Lewis J. Critelli
                            ----------------------------------------------------
                            Lewis J. Critelli
                            Executive Vice President and Chief Financial Officer