Form 10-Q
period 2003-03-31
NORWOOD FINANCIAL CORP
filed 2003-05-14
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003
                                    --------------
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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act)  Yes          No  X
                                                    ---         ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding as of May 9, 2003
---------------------------------------                  1,771,756
common stock, par value $0.10 per share         --------------------------------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003
                                      INDEX

                                                                          Page
                                                                          Number

Part I - CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11
Item 3.  Qualitative and Quantitative Disclosures about Market Risk           19
Item 4.  Controls and Procedures                                              19

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20
Item 2.  Changes in Securities and Use of Proceeds                            20
Item 3.  Defaults upon Senior Securities                                      20
Item 4.  Submission of Matters to a Vote of Security Holders                  20
Item 5.  Other Information                                                    20
Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    22

Certifications                                                                23

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

                                                               March 31,  December 31,
                                                                 2003         2002
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $  11,069    $   9,579
    Interest bearing deposits with banks                            144          230
    Federal funds sold                                           10,680        6,435
                                                              ---------    ---------
       Cash and cash equivalents                                 21,893       16,244

    Securities available for sale                               110,480      114,843
    Securities held to maturity, fair value 2003
      $6,505, 2002 $6,504                                         6,206        6,204
    Loans receivable (net of unearned income)                   220,426      217,970
     Less: Allowance for loan losses                              3,212        3,146
                                                              ---------    ---------
   Net loans receivable                                         217,214      214,824
   Investment in FHLB Stock                                       1,832        1,637
   Bank premises and equipment, net                               5,861        5,986
   Foreclosed real estate                                            11           21
   Accrued interest receivable                                    1,687        1,799
   Other assets                                                   5,444        5,910
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 370,628    $ 367,468
                                                              =========    =========

LIABILITIES
    Deposits:
       Non-interest bearing demand                            $  34,419    $  33,453
       Interest-bearing                                         261,495      258,399
                                                              ---------    ---------
          Total deposits                                        295,914      291,852
       Short-term borrowings                                      7,951        9,016
       Long-term debt                                            23,000       23,000
       Accrued interest payable                                   1,597        1,654
       Other liabilities                                          1,603        1,821
                                                              ---------    ---------
TOTAL LIABILITIES                                               330,065      327,343

STOCKHOLDERS' EQUITY
 Common Stock, $.10 par value, authorized 10,000,000 shares
        Issued 2003:  2,705,736, 2002: 1,803,824 shares             270          180
    Surplus                                                       4,714        4,762
    Retained earnings                                            34,779       34,082
    Treasury stock, at cost: 2003: 48,102 shares,
          2002:  31,506 shares                                     (666)        (640)
    Unearned ESOP shares                                           (701)        (750)
    Accumulated other comprehensive income                        2,167        2,491
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 40,563       40,125
                                                              ---------    ---------
      TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                     $ 370,628    $ 367,468
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31
                                                          -------------------
                                                              2003     2002
                                                            ------   ------
INTEREST INCOME
   Loans receivable, including fees                         $3,636   $4,040
   Securities                                                1,256    1,403
   Other                                                        33       39
                                                            ------   ------
   Total interest income                                     4,925    5,482
INTEREST EXPENSE
   Deposits                                                  1,305    1,671
   Short-term borrowings                                        25       32
   Long-term debt                                              317      329
                                                            ------   ------
 Total interest expense                                      1,647    2,032
                                                            ------   ------
NET INTEREST INCOME                                          3,278    3,450
PROVISION FOR LOAN LOSSES                                      165      180
                                                            ------   ------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                                    3,113    3,270

OTHER INCOME
   Service charges and fees                                    442      419
   Income from fiduciary activities                             50       63
   Net realized gains on sales of securities                   143       11
   Gains on sale of loans                                      140       56
   Other                                                       113      149
                                                            ------   ------
       Total other income                                      888      698

OTHER EXPENSES
   Salaries and employee benefits                            1,230    1,246
   Occupancy, furniture & equipment, net                       356      310
   Data processing related                                     144      132
   Losses on lease residuals                                     -      180
   Taxes, other than income                                     82       78
   Professional fees                                            49       59
   Other                                                       605      563
                                                            ------   ------
        Total other expenses                                 2,466    2,568

INCOME BEFORE INCOME TAXES                                   1,535    1,400
INCOME TAX EXPENSE                                             425      371
                                                            ------   ------
NET INCOME                                                  $1,110   $1,029
                                                            ======   ======

BASIC EARNINGS PER SHARE                                    $ 0.43   $ 0.41
                                                            ======   ======

DILUTED EARNINGS PER SHARE                                  $ 0.42   $ 0.40
                                                            ======   ======

Dividends per share                                         $ 0.16   $ 0.15
                                                            ======   ======


See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)

Three months ended March 31, 2002 and 2003

                                                                                              Accumulated
                                                                                   Unearned   Other
                                      Common              Retained    Treasury     ESOP       Comprehensive
                                      Stock     Surplus   Earnings     Stock       Shares     Income(loss)      Total
                                      -----     -------   --------     -----       ------     ------------      -----
Balance, December 31, 2001             $180      $4,687    $31,265     ($1,066)     ($952)       $1,002       $35,116

Comprehensive income:
  Net Income                                                 1,029                                              1,029
  Net change in unrealized
   gains (losses) on
   securities available for
   sale, net of
   reclassification
   adjustment and tax effects                                                                      (185)         (185)
                                                                                                             --------
Total comprehensive income                                                                                        844
                                                                                                             --------
Cash dividends declared,
  $.15 per share                                              (373)                                              (373)
Stock options exercised                              (7)                    51                                     44
Tax benefit of stock options exercised                5                                                             5
Acquisition of treasury stock                                               (5)                                    (5)
Release of earned ESOP shares                        29                                 2                          31
                                       ----      ------    -------     -------      -----          ----       -------

Balance, March 31, 2002                $180      $4,714    $31,921     ($1,020)     ($950)         $817       $35,662
                                       ====      ======    =======     =======      =====          ====       =======

                                                                                              Accumulated
                                                                                   Unearned   Other
                                      Common              Retained    Treasury     ESOP       Comprehensive
                                      Stock     Surplus   Earnings     Stock       Shares     Income(loss)      Total
                                      -----     -------   --------     -----       ------     ------------      -----
Balance, December 31, 2002             $180      $4,762    $34,082       ($640)     ($750)       $2,491       $40,125

Comprehensive income:
  Net Income                                                 1,110                                              1,110
  Net change in unrealized
   gains (losses) on
   securities available for
   sale, net of
   reclassification
   adjustment and tax effects                                                                      (324)         (324)
                                                                                                              -------

Total comprehensive income                                                                                        786
                                                                                                              -------
Cash dividends declared,
  $.16 per share                                              (413)                                              (413)
Stock options exercised                              (1)                    20                                     19
Three-for-two stock split in the
  form of a 50% dividend                 90         (90)                                                            -
Tax benefit of stock options exercised                4                                                             4
Acquisition of treasury stock                                              (46)                                   (46)
Release of earned ESOP shares                        39                                49                          88
                                       ----      ------    -------       -----      -----        ------       -------

Balance, March 31, 2003                $270      $4,714    $34,779       ($666)     ($701)       $2,167       $40,563
                                       ====      ======    =======       =====      =====        ======       =======

See accompanying notes to the unaudited financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                  2003        2002
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $  1,110    $  1,029
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                          165         180
  Depreciation                                                       159         146
  Amortization of intangible assets                                   44          44
  Deferred income taxes                                             (387)       (395)
  Net amortization of securities premiums and discounts              110          24
  Net realized gain on sales of securities                          (143)        (11)
  Earnings on life insurance policy                                  (29)        (54)
  Gain (loss) on sale of foreclosed real estate, net                   -          (1)
  Net gain on sale of mortgage loans                                (140)        (56)
  Mortgage loans originated for sale                              (3,729)     (4,013)
  Proceeds from sale of mortgage loans                             3,869       4,069
  Tax benefit of stock options exercised                               4           5
  Release of ESOP shares                                              89          79
  Decrease in accrued interest receivable and other assets           686         397
  Increase in accrued interest payable and other liabilities         276         222
                                                                --------    --------

    Net cash provided by operating activities                      2,804       1,665

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
         Proceeds from sales                                       6,122       3,954
         Proceeds from maturities and principal reductions on
         mortgage-backed securities                               23,542       9,779
         Purchases                                               (25,759)     (9,793)
(Increase) decrease in investment in FHLB stock                     (195)        150
Net (increase) decrease in loans                                  (2,679)        233
Purchase of bank premises and equipment, net                         (32)        (63)
Proceeds from sales of foreclosed real estate                         10          44
                                                                --------    --------
                  Net cash used in investing activities         $  1,009       4,304

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                          4,062       3,159
 Net decrease in short term borrowings                            (1,065)        (84)
 Repayments of long- term debt                                         -      (2,000)
 Stock options exercised                                              19          44
 Acquisition of treasury stock                                       (46)         (5)
 Repurchase of ESOP shares                                            (1)        (48)
 Cash dividends paid                                                (413)       (373)
                                                                --------    --------
         Net cash provided by  (used in) financing activities      2,556         693
                                                                --------    --------
         Increase (decrease) in cash and cash equivalents          5,649       6,662

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    16,244      17,336
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 21,893    $ 23,998
                                                                ========    ========

See accompanying notes to the unaudited financial statements

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

2.       Estimates
         ---------

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2002.

3.       Stock Dividend and Earnings Per Share
         -------------------------------------

         On April 8, 2003, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on common stock outstanding, payable June 16, 2003 to shareholders of record on May 30, 2003. The stock split resulted in the issuance of 901,912 additional common shares. The effect of this stock split has been recorded as of March 31, 2003. All per share data has been adjusted for the effect of the stock split.

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

                                               For the Three Months Ended
                                               --------------------------
                                                          March 31
                                                          --------
                                                        2003    2002
                                                       -----   -----
                                                       (In Thousands)

Basic EPS weighted average
    Shares outstanding                                 2,589   2,541
Dilutive effect of stock options                          37      35
                                                       -----   -----
Diluted EPS weighted average
     Shares outstanding                                2,626   2,576
                                                       =====   =====

4.       Stock Option Plans
         ------------------

         The Company accounts for stock option plans under the recognition and measurement principles of APB opinion No. 25, "Accounting For Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 "Accounting for Stock-Based Compensation", to stock based employee compensation.

(in thousands, except for per share data)          Three Months ended March 31
                                                   ---------------------------
                                                        2003         2002
                                                     ---------    ---------
Net income as reported                               $   1,110    $   1,029

Total stock-based employee compensation
  determined under fair value based method for all
  awards, net of taxes                                     (15)         (22)
                                                     ---------    ---------
                                                     $   1,095    $   1,007
                                                     =========    =========
Earnings per share (basic)
  As Reported                                              .43          .41
  Pro forma                                                .42          .40
Earnings per share (assuming dilution)
  As Reported                                              .42          .40
  Pro forma                                                .42          .39

During the first quarter of 2003, a director exercised stock options to acquire 1,000 shares of stock at a weighted average exercise price of $19.28 per share.

5.       Cash Flow Information
         ---------------------

         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period ended March 31, 2003 and 2002 were $1,704,000 and $2,149,000 respectively. Cash payments for income taxes in 2003 were $1,400 compared to $4,450 in

2002. Non-cash investing activity for 2003 and 2002 included repossession of other assets of $124,000 and $228,000.

6.       Comprehensive Income
         --------------------

         Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows.

(in thousands)                                 Three Months Ended March 31
                                               ---------------------------
                                                    2003          2002
                                                   ------        ------

Unrealized holding losses
  on available for sale securities                 $(346)        $(269)
Reclassification adjustment for gains
   realized in income                               (143)          (11)
                                                   -----         -----
Net Unrealized Losses                               (489)         (280)
Income tax (benefit)                                (165)          (95)
                                                   -----         -----
Other comprehensive income (loss)                  $(324)        $(185)
                                                   =====         =====


7.       Reclassification of Comparative Amounts
         ---------------------------------------

         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

8.       Recent Accounting Standards
         ---------------------------

         In October 2002 the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination". If the acquisition meets the conditions of a "business combination", the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of any unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. The transition provisions were effective on October 1, 2002. At March 31, 2003, the Company had intangible assets with a net book value of $416,000, which will continue to be amortized under the new rules. Amortization expense related to these assets was $44,000 for the three months ended March 31, 2003 and 2002.

         In July of 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations, " which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and did not have any impact on the Company's financial condition or results of operations.

         In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," Which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $1,286,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No., 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Corporation's financial condition or results of operations.


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

Critical Accounting Policies
----------------------------

         Note 2 to the Company's consolidated financial statements (incorporated by reference in Item 8 of the 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

         The most significant estimates in the preparation of the Company's financial statements are for the allowance for loans losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses calculation under "Non-performing Assets and Allowance for Loan Losses" in the "Financial Condition" section below. The Company accounts for their stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Changes in Financial Condition
------------------------------

General
-------

         Total assets at March 31, 2003 were $370.6 million compared to $367.5 million at year-end 2002.

Securities
----------

         The fair value of securities available for sale at March 31, 2003 was $110.5 million, compared to $114.8 million at December 31, 2002. Total purchases for the period were $25.8 million with securities called and principal reductions of $23.5 million and sales of $6.1 million. The purchases were principally obligations of U.S. Government Agencies, including mortgage-backed-securities.

Loans
-----

         Total loans receivable were $220.4 million at March 31, 2003, compared to $218.0 million at December 31, 2002. The increase was principally due to growth in the commercial real estate portfolio which increased $5.0 million or 6.3%. The Company sold $3.9 million of long-term fixed rate residential mortgages into the secondary market, at a gain of $140,000, included in other income. The Company saw a continued decline in its indirect automobile portfolio, included in consumer loans, which declined $2.1 million to $37.3 million. The decrease is due to competition from larger banks, automakers, finance companies and a slow down in the market.

         The Company no longer originates automobile leases, and as a result, the portfolio declined $491,000 from December 31, 2002 to $1,101,000 at March 31, 2003, which includes residual value of $957,000. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At March 31, 2003 the Company had an inventory of vehicles to liquidate of $199,000, declining significantly from $814,000 at March 31, 2002. Total provision for losses incurred on off-lease vehicles, included in other expense, was $-0- for the quarter, compared to $180,000 for the first quarter of 2002. The Company's reserve for future residual value losses was $159,000 at March 31, 2003 compared to $213,000 at December 31, 2002.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                           March  31, 2003     December 31, 2002
                                          ------------------   -----------------
                                              $           %        $         %
                                          --------      ----   --------    ----
Real Estate-Residential                   $ 66,807      30.3   $ 69,040    31.6
                 Commercial                 84,715      38.3     79,623    36.5
                 Construction                3,831       1.7      4,109     1.9
Commercial, financial and agricultural      17,798       8.1     15,074     6.9
Consumer  loans to individuals              46,587      21.1     48,951    22.4
Lease financing, net of unearned income      1,101       0.5      1,592     0.7
                                          --------     -----   --------    ----
         Total loans                       220,839     100.0%   218,389   100.0%
Less:
  Unearned income and deferred fees            413                  419
  Allowance for loan losses                  3,212                3,146
                                          --------             --------
Total loans, net                          $217,214             $214,824
                                          ========             ========


Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                Three
(dollars in thousands)                   Months Ended March 31
                                         ---------------------
                                              2003        2002
                                           -------     -------
Balance, beginning                         $ 3,146     $ 3,216
Provision for loan losses                      165         180
Charge-offs                                   (133)       (153)
Recoveries                                      34          29
                                           -------     -------
Net charge-offs                                (99)       (124)
                                           -------     -------
Balance, ending                            $ 3,212     $ 3,272
                                           =======     =======

Allowance to total loans                      1.46%       1.53%
Net charge-offs to average loans
    (annualized)                               .18%        .23%

           The allowance for loan losses totaled $3,212,000 at March 31, 2003 and represented 1.46% of total loans, compared to $3,146,000 at year-end, and $3,272,000 at March 31, 2002. Net charge-offs for the three month period ended March 31, 2003, totaled $99,000 and consisted principally of losses on the sale of repossessed automobiles. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and an historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2003 based on the loan mix and level of classifications. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.


           At March 31, 2003, non-performing loans totaled $170,000, which is ..08% of total loans compared to $221,000, or .10% of total loans at December 31, 2002 and $1,027,000 and .48% at March 31, 2002. The following table sets forth information regarding non-performing loans and other real estate owned at the date indicated:

(dollars in thousands)                    March 31, 2003    December 31, 2002
                                          --------------    -----------------
  Loans accounted for on a non-accrual
     basis:
  Commercial and all other                      $  -                $  -
  Real Estate                                    125                 213
  Consumer                                         1                   3
                                                ----                ----
 Total                                           126                 216

 Accruing loans which are contractually
    past due 90 days or more                      44                   5
                                                ----                ----
  Total non-performing loans                    $170                $221
  Foreclosed real estate                          11                  21
                                                ----                ----
  Total non-performing assets                   $181                $242
                                                ====                ====
Allowance for loan losses as a
percent of non-performing loans             1,889.41%            1,423.5%
Non-performing loans to total loans              .08%                .10%
Non-performing assets to total assets            .05%                .07%


Deposits
--------
           Total deposits at March 31, 2003 were $295.9 million compared to $291.9 million at December 31, 2002. Non-interest bearing demand deposits at March 31, 2003 were $33.5 million compared to $33.5 million at December 31, 2002. Time deposits in denominations of $100,000 or more increased to $33.4 million at March 31, 2003 from $29.5 million at December 31, 2002 due to growth in short-term time deposits from school districts within the Company's market area. The Company, as of March 31, 2003, had $7.4 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the Company considers core funding.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                 March 31, 2003        December 31,2002
                                      --------------         ----------------

Non-interest bearing demand               $ 34,419               $ 33,453
Interest bearing demand                     39,143                 40,407
Money Market                                37,277                 38,908
Savings                                     53,530                 51,629
Time                                       131,545                127,455
                                          --------               --------
         Total                            $295,914               $291,852
                                          ========               ========

Stockholders' Equity and Capital Ratios
---------------------------------------

           At March 31,2003, total stockholders' equity totaled $40.6 million, a net increase of $438,000 from December 31, 2002. The net increase in stockholders' equity was primarily due to $1,110,000 in net income, that was partially offset by $413,000 of dividends declared. In addition, accumulated other comprehensive income decreased $324,000 due to decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may unfavorably impact the value of the securities. Because of interest rate volatility, the Company's accumulated other income comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                     March 31, 2003          December 31, 2002
                                     --------------          -----------------
Tier 1 Capital
    (To average assets)                   10.49 %                  10.13%
Tier 1 Capital
    (To risk-weighted assets)             15.27%                   15.06%
Total Capital
    (To risk-weighted assets)             16.78%                   16.57%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at March 31, 2003 and December 31, 2002.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                              Three Months Ended March 31,
                                                        -----------------------------------------------------------------------
                                                                       2003                                  2002
                                                        ----------------------------------       ------------------------------
                                                         Average                   Average       Average                Average
                                                         Balance     Interest        Rate        Balance   Interest      Rate
                                                         -------     --------      ------        -------   --------     -------
                                                          (2)          (1)          (3)            (2)       (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $ 11,102       $   33         1.19%     $  9,407     $   38        1.62%
   Interest bearing deposits with banks                      293            1         1.37           152          1        2.63
   Securities held-to-maturity                             6,205          136         8.77         6,227        136        8.74
   Securities available for sale:
     Taxable                                              97,746          982         4.02        80,784      1,156        5.72
     Tax-exempt                                           14,642          276         7.54        13,104        238        7.26
                                                        --------       ------                   --------     ------
        Total securities available for sale (1)          112,388        1,258         4.48        93,888      1,394        5.94
     Loans receivable (4) (5)                            218,466        3,651         6.68       216,226      4,046        7.48
                                                        --------       ------                   --------     ------
        Total interest earning assets                    348,454        5,078         5.83       325,900      5,615        6.89

Non-interest earning assets:
   Cash and due from banks. . . . . . . . . . . . .        7,925                                   7,434
   Allowance for loan losses . . . . . . . . . .          (3,206)                                 (3,263)
   Other assets. . . . . . . . . . . . . . . . . .        13,115                                  13,987
                                                        --------                                --------
   Total non-interest earning assets                      17,834                                  18,158
                                                        --------                                --------
Total Assets                                            $366,288                                $344,058
                                                        ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market . . . .      $76,129          141         0.74%     $ 67,413        178        1.06%
   Savings  . . . . .. . . . . . . . . . . . . . .        52,535          134         1.02        45,289        157        1.39
   Time  . . . . . . . . . . . . . . . . . . . . .       130,175        1,030         3.16       131,031      1,336        4.08
                                                        --------       ------                   --------     ------
      Total interest bearing deposits                    258,839        1,305         2.02       243,733      1,671        2.74
Short-term borrowings                                      7,790           25         1.28         5,923         32        2.16
Long-term debt                                            23,000          317         5.51        23,933        329        5.50
                                                        --------       ------                   --------     ------
   Total interest bearing liabilities                    289,629        1,647         2.27       273,589      2,032        2.97

Non-interest bearing liabilities:
   Demand deposits                                        32,858                                  30,255
   Other liabilities                                       3,331                                   4,429
                                                        --------                                --------
      Total non-interest bearing liabilities              36,189                                  34,684
   Stockholders' equity                                   40,470                                  35,785
                                                        --------                                --------
Total Liabilities and Stockholders' Equity              $366,288                                $344,058
                                                        ========                                ========

Net interest income (tax equivalent basis)                              3,431         3.55%                   3,583        3.92%
                                                                                      ====                                 ====
Tax-equivalent basis adjustment                                          (153)                                 (133)
                                                                        -----                               ------
Net interest income                                                    $3,278                                $3,450
                                                                       ======                                ======
Net interest margin (tax equivalent basis)                                            3.94%                                4.40%
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

                                                   Increase/(Decrease)
                                    --------------------------------------------
                                    Three months ended March 31,2003 Compared to
                                    --------------------------------------------
                                           Three months ended March 31, 2002
                                    --------------------------------------------
                                                    Variance due to
                                    --------------------------------------------
                                               Volume     Rate        Net
                                    --------------------------------------------
                                                 (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold ........................ $    (3)   $    (3)   $    (6)
 Interest bearing deposits with banks ......       3         (3)         -
 Securities held to maturity ...............      (2)         2          -
 Securities available for sale:
    Taxable ................................   1,067     (1,241)      (174)
    Tax-exempt securities ..................      29          9         38
                                             -------    -------    -------
       Total securities ....................   1,096     (1,232)      (136)
 Loans receivable ..........................     (14)      (381)      (395)
                                             -------    -------    -------
   Total interest earning assets ...........   1,080     (1,617)      (537)

Interest bearing liabilities:
  Interest-bearing demand deposits .........     117       (154)       (37)
  Savings ..................................     116       (139)       (23)
  Time .....................................     (10)      (296)      (306)
                                             -------    -------    -------
     Total interest bearing deposits .......     223       (589)      (366)
 Short-term borrowings .....................      42        (49)        (7)
Long Term debt .............................     (18)         6        (12)
                                             -------    -------    -------
 Total interest bearing liabilities ........     247       (632)      (385)
Net interest income (tax-equivalent basis).. $   833    $  (985)   $  (152)
                                             =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for Three Months Ended March 31, 2003 and March 31, 2002

General
-------

           For the three months ended March 31, 2003 net income totaled $1,110,000 or $.43 per share basic, and $.42 per share diluted compared to $1,029,000, or $.41 per share basic and $.40 diluted earned in the first quarter of 2002. The resulting return on average assets and return on average equity for the quarter were 1.23% and 11.12% respectively compared to 1.21% and 11.66% respectively for the corresponding period in 2002.

Net Interest Income
-------------------

           Net interest income, on a fully taxable equivalent basis (fte) for the three months ended March 31, 2003 totaled $3,431,000 compared to $3,583,000 in 2002. The resultant fte net interest spread and net interest margin was 3.55% and 3.94%, respectively, compared to 3.92% and 4.40%, respectively, for the 2002 period.

           Interest income (fte) totaled $5,078,000 with a yield of 5.83% for the period in 2003, compared to $5,615,000 and 6.89% in 2002. The decrease in yield was due in part to lower interest rates in 2003, with prime rate at 4.25% and Federal Funds rate at 1.25% as of March 31 ,2003, declining from 4.75% and 1.75%, respectively, as of March 31, 2002. The earning asset yield was also unfavorably impacted by a change in asset mix, as a result of deposits increasing faster than loans. Average loans for the three months ended March 31, 2003 represented 62.7% of average earning assets compared to 66.4% for the three months ended March 31, 2002.

           Interest expense for the three months ended March 31, 2003 totaled $1,647,000 at a rate of 2.27%, compared to $2,032,000 and 2.97% in 2002. All categories of liability costs decreased in the lower interest rate environments. Average interest-bearing deposits increased $15.1 million, with the proceeds principally invested in federal funds and other short-term investments. These types of short-term investments yield less than what is earned on loans.

Other Income
------------

           Other income totaled $888,000 for the three months ended March 31, 2003 compared to $698,000 for the period in 2002, an increase of $190,000 or 27.2%. Net realized gains on securities transactions were $143,000 for the first quarter of 2003 compared to $11,000 in 2002, with the increase principally due to the sale of corporate bonds in 2003. The Company also sold $3.9 million of long- term mortgages, for interest rate risk management, for a gain of $140,000, compared to $56,000 of gains on sales of $4.1 million of mortgage loans in 2002.

Other Expense
-------------

           Other expense for the three months ended March 31, 2003 totaled $2,466,000, a decrease of $102,000 or 4.0%, from $2,568,000 for the three months ended March 31, 2002. The decrease was principally due to lower losses on lease residuals of $180,000, for the first quarter of 2003, compared to the similar period in 2002.

Income Tax Expense
------------------

           Income tax expense totaled $425,000 for an effective tax rate of 27.7% for the period ending March 31, 2003, compared to $371,000 and 26.5% in the first quarter of 2002. The effective tax rate increased due to a lower level of tax-exempt income on municipal securities and investments.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

           There were no significant changes for the three months ended March 31, 2003 from the information presented in the Form 10-k for the year-ended December 31, 2002.

Item 4:  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive Officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

          (a)  3(i)   Articles of Incorporation of Norwood Financial Corp*
               3(ii)  Bylaws of Norwood Financial Corp.*
               4.0    Specimen Stock Certificate of Norwood Financial Corp.*
              10.1    Amended Employment Agreement with William W. Davis, Jr.***
              10.2    Amended Employment Agreement with Lewis J. Critelli ***
              10.3    Form of Change-In-Control Severance Agreement with
                         seven key employees of the Bank*
              10.4    Consulting Agreement with Russell L. Ridd**
              10.5    Wayne Bank Stock Option Plan*
              10.6    Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
              10.7    Salary Continuation Agreement between the Bank and Lewis J. Critelli***
              10.8    Salary Continuation Agreement between the Bank and Edward C. Kasper***
              10.9    1999 Directors Stock Compensation Plan***
              99.0    Certification pursuant to 18 U.S.C. 55-1350, as adopted pursuant to 55.906 of
                         Sarbanes Oxley Act of 2002

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

*** Incorporated herein by reference into the indentically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 20, 2000.

         Signatures
         ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NORWOOD FINANCIAL CORP.

Date:    May 13, 2003                   By:/s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    May 13 2003                    By:/s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                            SECTION 302 CERTIFICATION

     I, William W. Davis, Jr., certify that:

1.   I have reviewed this  quarterly  report on Form 10- Q of Norwood  Financial
     Corp.;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                 /s/William W. Davis, Jr.
                                    --------------------------------------------
                                    Signature
                                    Title: President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Lewis J. Critelli, certify that

1.   I have reviewed this  quarterly  report on Form 10- Q of Norwood  Financial
     Corp.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13 , 2003                         /s/Lewis J. Critelli
                                             -----------------------------------
                                             Signature
                                             Title: Executive Vice President and
                                                    Chief Financial Officer