Form 10-Q
period 2003-06-30
NORWOOD FINANCIAL CORP
filed 2003-08-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003
                                    -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    ------------------------

Commission file number   0-28366
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

         Indicated by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [x]      No  [ ]
                                              -----        -----

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act) Yes        No   X
                                                   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding as of August 12, 2003
 ---------------------------------------                ---------
 common stock, par value $0.10 per share                2,670,825

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003
                                      INDEX

                                                                           Page
                                                                          Number

Part I -   CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
Item 3.    Qualitative and Quantitative Disclosures about Market Risk         23
Item 4.    Controls and Procedures                                            23

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  24
Item 2.    Changes in Securities and Use of Proceeds                          24
Item 3.    Defaults upon Senior Securities                                    24
Item 4.    Submission of Matters to a Vote of Security Holders                24
Item 5.    Other Information                                                  24
Item 6.    Exhibits and Reports on Form 8-K                                   25

Signatures                                                                    26

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

                                                              June 30,    December 31,
                                                                 2003         2002
                                                              ---------    ---------
ASSETS
    Cash and due from banks                                   $  12,196    $   9,579
    Interest bearing deposits with banks                             62          230
    Federal funds sold                                            7,050        6,435
                                                              ---------    ---------
       Cash and cash equivalents                                 19,308       16,244

    Securities available for sale                               120,282      114,843
    Securities held to maturity, fair value 2003
      $6,516, 2002 $6,504                                         6,173        6,204
    Loans receivable (net of unearned income)                   225,222      217,970
    Less: Allowance for loan losses                               3,294        3,146
                                                              ---------    ---------
    Net loans receivable                                        221,928      214,824
    Investment in FHLB Stock                                      1,865        1,637
    Bank premises and equipment, net                              5,740        5,986
    Foreclosed real estate                                           11           21
    Accrued interest receivable                                   1,644        1,799
    Other assets                                                  5,650        5,910
                                                              ---------    ---------
       TOTAL ASSETS                                           $ 382,601    $ 367,468
                                                              =========    =========

LIABILITIES
    Deposits:
      Non-interest bearing demand                             $  40,699    $  33,453
      Interest-bearing                                          266,493      258,399
                                                              ---------    ---------
          Total deposits                                        307,192      291,852
    Short-term borrowings                                         7,589        9,016
    Long-term debt                                               23,000       23,000
    Accrued interest payable                                      1,362        1,654
    Other liabilities                                             1,725        1,821
                                                              ---------    ---------
TOTAL LIABILITIES                                               340,868      327,343

STOCKHOLDERS' EQUITY
    Common Stock, $.10 par value, authorized 10,000,000 shares
        Issued 2003:  2,705,715, 2002: 1,803,824 shares             270          180
    Surplus                                                       4,776        4,762
    Retained earnings                                            35,485       34,082
    Treasury stock, at cost: 2003: 42,750 shares,
          2002:  31,506 shares                                     (593)        (640)
    Unearned ESOP shares                                           (650)        (750)
    Accumulated other comprehensive income                        2,445        2,491
                                                              ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                 41,733       40,125
                                                              ---------    ---------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                 $ 382,601    $ 367,468
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)


                                              Three Months Ended   Six Months Ended
                                              ------------------   ----------------
                                                    June 30           June 30
                                                    -------           -------
                                                 2003      2002      2003      2002
                                               -------   -------   -------   -------
INTEREST INCOME
   Loans receivable, including fees            $ 3,627   $ 3,913   $ 7,263   $ 7,953
   Securities                                    1,157     1,432     2,413     2,835
   Other                                            32        78        65       117
                                               -------   -------   -------   -------
       Total interest income                     4,816     5,423     9,741    10,905
INTEREST EXPENSE
   Deposits                                      1,222     1,559     2,527     3,230
   Short-term borrowings                            25        49        50        81
   Long-term debt                                  321       321       638       650
                                               -------   -------   -------   -------
       Total interest expense                    1,568     1,929     3,215     3,961
                                               -------   -------   -------   -------
NET INTEREST INCOME                              3,248     3,494     6,526     6,944
PROVISION FOR LOAN LOSSES                          165       150       330       330
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES                        3,083     3,344     6,196     6,614

OTHER INCOME
   Service charges and fees                        460       430       902       849
   Income from fiduciary activities                 54        44       104       107
   Net realized gains on sales of securities       243       333       386       344
   Gain on sale of loans                            33         2       173        58
   Other                                           132       122       245       271
                                               -------   -------   -------   -------
       Total other income                          922       931     1,810     1,629

OTHER EXPENSES
   Salaries and employee benefits                1,219     1,210     2,449     2,456
   Occupancy, furniture & equipment, net           359       328       715       638
   Data processing related                         134       131       278       263
   Losses on lease residuals                        25       430        25       610
   Taxes, other than income                         88        78       170       156
   Professional fees                                79        43       128       102
   Other                                           571       636     1,176     1,199
                                               -------   -------   -------   -------
       Total other expenses                      2,475     2,856     4,941     5,424
                                               -------   -------   -------   -------

INCOME BEFORE INCOME TAXES                       1,530     1,419     3,065     2,819
INCOME TAX EXPENSE                                 408       378       833       749
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,122   $ 1,041   $ 2,232   $ 2,070
                                               =======   =======   =======   =======

BASIC EARNINGS PER SHARE                       $  0.43   $  0.41   $  0.86   $  0.81
                                               =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                     $  0.42   $  0.40   $  0.85   $  0.80
                                               =======   =======   =======   =======

Dividends per share                            $  0.16   $  0.15   $  0.32   $  0.30
                                               =======   =======   =======   =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statement of Changes in Stockholders' Equity (unaudited) (dollars in thousands)


                                                                                         Accumulated
                                                                               Unearned     Other
                                      Common              Retained   Treausry    ESOP    Comprehensive
                                       Stock    Surplus   Earnings    Stock     Shares       Income        Total
                                       -----    -------   --------    -----     ------       ------        -----
Balance December 31, 2001               $180     $4,687    $31,265   ($1,066)     ($952)     $1,002      $35,116
Comprehensive Income:
 Net Income                                                  2,070                                        $2,070
 Change in unrealized gains (losses)
  on securities available for sale, net
   of reclassification adjustment and
   tax effects                                                                                1,035        1,035
                                                                                                         -------
Total comprehensive income                                                                                 3,105
                                                                                                         -------
Cash dividends declared, $.30 per share                                 (746)                               (746)
Stock options exercised                   (7)                   51                                            44
Tax benefit of stock options exercised                5                                                        5
Acquisition of treasury stock                                             (8)                                 (8)
Release of earned ESOP shares                        66                              52                      118
                                        ----     ------    -------   -------      -----      ------      -------

Balance, June 30, 2002                  $180     $4,751    $32,589   ($1,023)     ($900)     $2,037      $37,634
                                        ====     ======    =======   =======      =====      ======      =======

                                                                                         Accumulated
                                                                               Unearned     Other
                                      Common              Retained   Treausry    ESOP    Comprehensive
                                       Stock    Surplus   Earnings    Stock     Shares       Income        Total
                                       -----    -------   --------    -----     ------       ------        -----
Balance, December 31, 2002              $180     $4,762    $34,082     ($640)     ($750)     $2,491      $40,125

Comprehensive Income:
  Net Income                                                 2,232                                         2,232
Change in unrealized gains (losses)
 on securities available for sale,
 net of reclassification
 adjustment and tax effects                                                                     (46)         (46)
                                                                                                         -------
Total comprehensive income                                                                                 2,186
                                                                                                         -------
Cash dividend declared $.32 per share                         (829)                                         (829)
Three for two stock split in the
  form of a 50% stock dividend            90        (91)                                                      (1)
Stock options exercised                               1                   93                                  94
Tax benefit of stock options exercised                9                                                        9
Acquisition of treasury stock                                            (46)                                (46)
Release of earned ESOP shares                        95                             100                      195
                                        ----     ------    -------     -----      -----      ------      -------

Balance, June 30, 2003                  $270     $4,776    $35,485     ($593)     ($650)     $2,445      $41,733
                                        ====     ======    =======     =====      =====      ======      =======

See accompanying notes to unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                          2003        2002
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                              $  2,232    $  2,070
Adjustments to reconcile net income to net cash provided
  By operating activities:
   Provision for loan losses                                                 330         330
   Depreciation                                                              315         298
   Amortization of intangible assets                                          57          89
  Deferred income taxes                                                     (521)       (584)
  Net amortization of securities premiums and discounts                      277          72
  Net realized gain on sales of securities                                  (386)       (344)
  Earnings on life insurance policy                                          (97)       (108)
  Loss on sale of foreclosed real estate, net                                  -          (3)
  Net gain on sale of mortgage loans                                        (173)        (58)
  Mortgage loans originated for sale                                      (4,821)     (4,234)
  Proceeds from sale of mortgage loans                                     4,994       4,292
  Release of ESOP shares                                                     195         166
  Decrease (increase) in accrued interest receivable and other assets        762        (287)
  Increase in accrued interest payable and other liabilities                 158         326
                                                                        --------    --------
    Net cash provided by operating activities                           $  3,322    $  2,025

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
         Proceeds from sales                                            $ 11,941    $  4,344
         Proceeds from maturities and principal reductions on
           mortgage-backed securities                                     40,362      17,716
         Purchases                                                       (57,700)    (27,957)
Securities held to maturity Proceeds                                          35          30
(Increase) decrease in investment in FHLB stock                             (228)        250
Net (increase) decrease in loans                                          (7,742)      1,243
Purchase of bank premises and equipment, net                                 (69)       (387)
Proceeds from sales of foreclosed real estate                                 10          46
                                                                        --------    --------
    Net cash used in investing activities                               $(13,391)   $ (4,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                $ 15,340    $  7,482
Net increase (decrease) in short term borrowings                          (1,427)      3,367
Repayments of long-term debt                                                   -      (2,000)
Stock options exercised                                                       94          44
Acquisition of treasury stock                                                (46)         (8)
Repurchase of ESOP shares                                                      -         (48)
Cash dividends paid                                                         (828)       (745)
                                                                        --------    --------
   Net cash provided by financing activities                            $ 13,133       8,092
                                                                        --------    --------
   Increase in cash and cash equivalents                                $  3,064       5,402
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            16,244      17,336
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 19,308    $ 22,738
                                                                        ========    ========

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

2.       Estimates
         ---------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2002.

3.       Accounting Policies
         -------------------
         The accounting policies of the Company as applied in the interim financial statements presented are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Norwood Financial Corp. filed for the year ended December 31, 2002.

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

(in thousands, except for per share data)

                                                           Three Months Ended         Six Months Ended
                                                         ----------------------    ----------------------
                                                                June 30                   June 30
                                                         ----------------------    ----------------------
                                                            2003         2002         2003         2002
                                                         ---------    ---------    ---------    ---------
Net income as reported                                   $   1,122    $   1,041    $   2,232    $   2,070

Total stock-based employee compensation
  determined under fair value based method for all
  awards, net of taxes                                         (15)         (22)         (30)         (44)
                                                         ---------    ---------    ---------    ---------
                                                         $   1,107    $   1,019    $   2,193    $   2,033
                                                         =========    =========    =========    =========
Earnings per share (basic)
  As Reported                                            $     .43    $     .41    $     .86    $     .81
  Pro forma                                                    .43          .40          .85          .80
Earnings per share (assuming dilution)
  As Reported                                                  .42          .40          .85          .80
  Pro forma                                                    .42          .39          .84          .79

During 2003, directors and officers exercised stock options to acquire 6,750 shares of stock at a weighted average exercise price of $13.95 per share.


4.       Stock Dividend and Earnings Per Share
         -------------------------------------

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

                                For the Three Months Ended   For the Six Months Ended
                                --------------------------   ------------------------
                                        June 30                       June 30
                                --------------------------   ------------------------
                                    2003         2002             2003         2002
                                   -----        -----            -----        -----
                                      (In Thousands)              (In Thousands)
Basic EPS weighted average
    Shares outstanding             2,593        2,545            2,591        2,542
Dilutive effect of stock options      46           42               41           39
                                   -----        -----            -----        -----
Diluted EPS weighted average
     Shares outstanding            2,639        2,587            2,632        2,581
                                   =====        =====            =====        =====

5.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period ended June 30, 2003 and 2002 were $3,508,000 and $4,691,000 respectively. Cash payments for income taxes in 2003 were $898,000 compared to $1,613,000 in 2002. Non-cash investing activity for 2003 and 2002 included foreclosed mortgage loans transferred to foreclosed real estate and repossession of other assets of $308,000 and $692,000.

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

(in thousands)                      Three Months Ended June 30     Six Months Ended June 30
                                    --------------------------     ------------------------
                                          2003       2002                2003       2002
                                        -------    -------             -------    -------

Unrealized holding gains/(losses)
  on available for sale securities      $   669    $ 2,187             $   323    $ 1,918
Reclassification adjustment for gains
   realized in income                      (243)      (333)               (386)      (344)
                                        -------    -------             -------    -------
Net Unrealized gains/(losses)               426      1,854                 (63)     1,574
Income tax (benefit)                        148        634                 (17)       539
                                        -------    -------             -------    -------
Other comprehensive income              $   278    $ 1,220             $   (46)   $ 1,035
                                        =======    =======             =======    =======


7.       Reclassification of Comparative Amounts
         ---------------------------------------
         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

8.       Recent Accounting Standards
         ---------------------------
In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have any impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $811,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply to all financial statements issued after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have any impact on the Company's financial condition or results of operations.

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

Changes in Financial Condition
------------------------------

General
-------
         Total assets at June 30, 2003 were $382.6 million compared to $367.5 million at year-end 2002.

Securities
----------
         The fair value of securities available for sale at June 30, 2003 was $120.3 million, compared to $114.8 million at December 31, 2002. Total purchases for the period were $57.7 million with securities called and principal reductions of $40.3 million and sales of $11.9 million. The purchases were principally obligations of U.S. Government sponsored agencies, including callable bonds and mortgage-backed-securities.

Loans
-----
         Total loans receivable were $225.2 million at June 30, 2003, compared to $218.0 million at December 31, 2002. The increase was principally due to growth in the commercial real estate portfolio which increased $9.2 million or 11.6%. The Company sold $5.0 million of 30-year fixed rate residential mortgages into the secondary market, at a gain of $173,000, included in other income. The Company saw a continued decline in its indirect automobile portfolio, included in consumer loans, which declined $4.9 million to $34.5 million. The decrease is due to competition from larger banks, automakers, finance companies and a slow down in the auto market.

         The Company no longer originates automobile leases, and as a result, the portfolio declined $816,000 from December 31, 2002 to $776,000 at June 30, 2003, which includes residual value of $690,000. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. At June 30, 2003 the Company had an inventory of vehicles to liquidate of $132,000, declining from $166,000 at December 31, 2002. Total provision for losses incurred on off-lease vehicles, included in other expense, was $25,000 for the six months ended June 30, 2003, compared to $610,000 for June 30 2002. The Company's reserve for future residual value losses was $118,000 at June 30, 2003 compared to $213,000 at December 31, 2002.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                               June 30, 2003          December 31, 2002
                                          --------------------       -------------------
                                               $            %             $           %
                                          ---------       ----       ---------      ----
Real Estate-Residential                   $  70,416       31.2%      $  69,040      31.6%
                  Commercial                 88,847       39.4          79,623      36.5
                 Construction                 3,839        1.7           4,109       1.9
Commercial, financial and agricultural       18,257        8.1          15,074       6.9
Consumer  loans to individuals               43,536       19.3          48,951      22.4
Lease financing, net of unearned income         776         .3           1,592       0.7
                                          ---------      -----       ---------     -----
         Total loans                        225,671      100.0%        218,389     100.0%
Less:
  Unearned income and deferred fees            (449)                      (419)
  Allowance for loan losses                  (3,294)                    (3,146)
                                          ---------                  ----------
Total loans, net                          $ 221,928                  $  214,824
                                          =========                  ==========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                          Three                   Six
(dollars in thousands)             Months Ended June 30   Months Ended June 30
                                  ---------------------   --------------------
                                    2003        2002        2003        2002
                                   -------     -------     -------     -------
Balance, beginning                 $ 3,212     $ 3,272     $ 3,146     $ 3,216
Provision for loan losses              165         150         330         330
Charge-offs                           (119)       (188)       (252)       (341)
Recoveries                              36          26          70          55
                                   -------     -------     -------     -------
  Net charge-offs                      (83)       (162)       (182)       (286)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,294     $ 3,260     $ 3,294     $ 3,260
                                   =======     =======     =======     =======

Allowance to total loans              1.46%       1.54%       1.46%       1.54%
Net charge-offs to average loans
    (annualized)                       .15%        .31%        .16%        .27%

           The allowance for loan losses totaled $3,294,000 at June 30, 2003 and represented 1.46% of total loans, compared to $3,146,000 at year-end, and $3,260,000 at June 30, 2002. Net charge-offs for the six month period ended June 30, 2003, totaled $182,000 and consisted principally of losses on the sale of repossessed automobiles. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and an historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2003 based upon the factors in the analysis. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At June 30, 2003, non-performing loans totaled $403,000, which is ..18% of total loans compared to $221,000, or .10% of total loans at December 31, 2002 and $688,000 and .32% as of June 30, 2002. The increase from year-end is due to a credit secured by automobiles, with the collateral scheduled for liquidation in the third quarter. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                       June 30, 2003    December 31, 2002
                                             -------------    -----------------
Loans accounted for on a non-accrual basis:
     Commercial and all other                    $220                $  -
     Real Estate                                  174                 213
     Consumer                                       1                   3
                                                 ----                ----
  Total                                           395                 216

Accruing loans which are contractually
  past due 90 days or more                          8                   5
                                                 ----                ----
  Total non-performing loans                     $403                $221
Foreclosed real estate                             11                  21
                                                 ----                ----
  Total non-performing assets                    $414                $242
                                                 ====                ====
Allowance for loan losses as a
  percent of non-performing loans               817.4%            1,423.5%
Non-performing loans to total loans               .18%                .10%
Non-performing assets to total assets             .11%                .07%

Deposits
--------
           Total deposits at June 30, 2003 were $307.2 million compared to $291.9 million at December 31, 2002. Non-interest bearing demand deposits at as of June 30, 2003 were $40.7 million compared to $33.5 million at December 31, 2002. The increase is due in part to new commercial relationships and seasonality of certain commercial customers. Time deposits in denominations of $100,000 or more were $28.1 million at June 30, 2003 compared to $29.5 million at December 31, 2002. Retail savings accounts increased $4.2 million to $55.8 million. The Company, as of June 30, 2003, had $7.1 million of commercial cash management accounts included in short-term borrowings, which represents excess funds invested in overnight securities, which the Company considers core funding.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)              June 30, 2003            December 31, 2002
                                    -------------            -----------------

Non-interest bearing demand           $ 40,699                   $ 33,453
Interest bearing demand                 41,944                     40,407
Money Market                            41,630                     38,908
Savings                                 55,803                     51,629
Time                                   127,116                    127,455
                                      --------                   --------
         Total                        $307,192                   $291,852
                                      ========                   ========

Stockholders' Equity and Capital Ratios
---------------------------------------
           At June 30, 2003, total stockholders' equity totaled $41.7 million, a net increase of $1,608,000 from December 31, 2002. The net increase in stockholders' equity was primarily due to $2,232,000 in net income, that was partially offset by $829,000 of cash dividends declared. In addition, accumulated other comprehensive income decreased $46,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may unfavorably impact the value of the securities. Because of interest rate volatility, the Company's accumulated other income comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                           June 30, 2003       December 31, 2002
                                           -------------       -----------------
Tier 1 Capital
    (To average assets)                        10.44%                 10.13%
Tier 1 Capital
    (To risk-weighted assets)                  15.30%                 15.06%
Total Capital
    (To risk-weighted assets)                  16.79%                 16.57%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements at June 30, 2003 and December 31, 2002.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                         Three Months Ended June 30,
                                                  -----------------------------------------------------------------------
                                                                    2003                             2002
                                                  ------------------------------------  ---------------------------------
                                                    Average                    Average        Average                  Average
                                                    Balance      Interest        Rate         Balance     Interest      Rate
                                                    -------      --------        ----         -------     --------      ----
                                                       (2)          (1)          (3)            (2)         (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                             $  10,566     $      31        1.21%       $ 18,391    $      77      1.67%
   Interest bearing deposits with banks                 117             1        3.42             180            1      2.22
   Securities held-to-maturity                        6,196           136        8.78           6,220          138      8.87
   Securities available for sale:
     Taxable                                        100,808           869        3.45          85,877        1,178      5.49
     Tax-exempt                                      16,778           297        7.08          13,622          247      7.25
                                                  ---------     ---------                    --------    ---------
        Total securities available for sale (1)     117,586         1,166        3.97          99,499        1,425      5.73

     Loans receivable (4) (5)                       223,938         3,645        6.51         211,955        3,923      7.40
                                                  ---------     ---------                    --------    ---------
        Total interest earning assets               358,403         4,979        5.56         336,245        5,564      6.62

Non-interest earning assets:
   Cash and due from banks                            8,983                                     8,321
   Allowance for loan losses                         (3,260)                                   (3,283)
   Other assets                                      12,891                                    14,340
                                                  ---------                                 ---------
        Total non-interest earning assets            18,614                                    19,378
                                                  ---------                                 ---------
Total Assets                                      $ 377,017                                 $ 355,623
                                                  =========                                 =========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market       $  80,453           136        0.68%       $ 73,002          189      1.04%
   Savings                                           54,504           130        0.95          47,531          167      1.41
   Time                                             129,176           956        2.96         127,644        1,203      3.77
                                                  ---------     ---------                    --------    ---------

        Total interest bearing deposits             264,133         1,222        1.85         248,177        1,559      2.51

   Short-term borrowings                              8,684            25        1.15           9,635           49      2.03
   Long-term debt                                    23,000           321        5.58          23,000          321      5.58
                                                  ---------     ---------                    --------    ---------
        Total interest bearing liabilities          295,817         1,568        2.12         280,812        1,929      2.75
                                                                ---------                                ---------

Non-interest bearing liabilities:
   Demand deposits                                   36,928                                    34,502
   Other liabilities                                  3,059                                     3,777
                                                  ---------                                 ---------
      Total non-interest bearing liabilities         39,987                                    38,279
   Stockholders' equity                              41,213                                    36,532
                                                  ---------                                 ---------
Total Liabilities and Stockholders' Equity        $ 377,017                                 $ 355,623
                                                  =========                                 =========

Net interest income (tax equivalent basis)                          3,411        3.44%                       3,635      3.87%
                                                                                =====                                   ====
Tax-equivalent basis adjustment                                      (163)                                    (141)
                                                                ---------                                ---------
Net interest income                                             $   3,248                                $   3,494
                                                                =========                                =========
Net interest margin (tax equivalent basis)                                       3.81%                                  4.32%
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

                                                                       Increase/(Decrease)
                                                                       -------------------
                                                              Three Months Ended June 30, 2003 Compared to
                                                                  Three Months Ended June 30, 2002
                                                                        Variance due to
                                                                        ---------------
                                                                    Volume      Rate        Net
                                                                 --------------------------------
                                                                      (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold                                               $   (28)   $   (18)   $   (46)
 Interest bearing deposits with banks                                  (2)         2          -
 Securities held to maturity                                           (1)        (1)        (2)
 Securities available for sale:
    Taxable                                                         1,018     (1,327)      (309)
    Tax-exempt securities                                              88        (38)        50
                                                                  -------    -------    -------
       Total securities                                             1,106     (1,365)      (259)
 Loans receivable                                                   1,121     (1,399)      (278)
                                                                  -------    -------    -------
       Total interest earning assets                                2,196     (2,781)      (585)

Interest bearing liabilities:
  Interest-bearing demand deposits                                    107       (160)       (53)
  Savings                                                             123       (160)       (37)
  Time                                                                 96       (343)      (247)
                                                                  -------    -------    -------
       Total interest bearing deposits                                326       (663)      (337)
  Short-term borrowings                                                (4)       (20)       (24)
  Long-term debt                                                        -          -          -
                                                                  -------    -------    -------
       Total interest bearing liabilities                             322       (683)      (361)
                                                                  -------    -------    -------
Net interest income (tax-equivalent basis)                        $ 1,874    $(2,098)   $  (224)
                                                                  =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of  Operating  Results for Three Months Ended June 30, 2003 and June
--------------------------------------------------------------------------------
30, 2002
--------

General
-------
           For the three months ended June 30, 2003 net income totaled $1,122,000 or $.43 per share basic, and $.42 per share diluted compared to $1,041,000, or $.41 per share basic and $.40 diluted earned in the second quarter of 2002. The resulting return on average assets and return on average equity for the quarter were 1.19% and 10.92% respectively compared to 1.17% and 11.43% respectively for the corresponding period in 2002.

Net Interest Income
-------------------

           Net interest income, on a fully taxable equivalent basis (fte) for the three months ended June 30, 2003 totaled $3,411,000 compared to $3,635,000 in 2002, a decrease of $224,000. The resultant fte net interest spread and net interest margin were 3.44% and 3.81%, respectively, compared to 3.87% and 4.32%, respectively, for the 2002 period.

           Interest income (fte) totaled $4,979,000 with a yield of 5.56% for the period in 2003, compared to $5,564,000 and 6.62% in 2002. The decrease in yield was due in part to lower interest rates in 2003, with prime rate at 4.00% and Federal Funds rate at 1.00% as of June 30 ,2003, declining from 4.75% and 1.75%, respectively, as of June 30, 2002. The earning asset yield was also unfavorably impacted by increased cash flows and maturities in the investment portfolio, as well as in loans, which was reinvested at lower yields.

           Interest expense for the three months ended June 30, 2003 totaled $1,568,000 at a cost of 2.12%, compared to $1,929,000 and 2.75% in 2002. All categories of liability costs decreased in the lower interest rate environments. Average interest-bearing deposits increased $15.9 million, with the proceeds principally invested in commercial and residential real estate loans.

Other Income
------------

           Other income totaled $922,000 for the three months ended June 30, 2003 compared to $931,000 for the period in 2002. Net realized gains on securities transactions were $243,000 for the second quarter of 2003 compared to $333,000 in 2002, with the gains principally due to the sale of equity holdings and corporate bonds. Gains on the sale of long-term mortgages was $33,000 for 2003, compared to $2,000 in 2002.

Other Expense
-------------

           Other expense for the three months ended June 30, 2003 totaled $2,475,000, a decrease of $381,000 from $2,856,000 for the three months ended June 30, 2002. The decrease was principally due to lower losses on lease residuals with $25,000, for the second quarter of 2003, compared to $430,000 in the similar period in 2002, as more cars needed to be liquidated in 2002.

Income Tax Expense
------------------
           Income tax expense totaled $408,000 for an effective tax rate of 26.7% for the period ending June 30, 2003, compared to $378,000 and 26.6% in the second quarter of 2002. The effective tax rate is less than 34%, due to tax-exempt income on municipal securities and loans.

Results of Operation
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                            Six Months Ended June 30,
                                                  -------------------------------------------------------------------------
                                                                    2003                             2002
                                                  ------------------------------------  -----------------------------------
                                                    Average                  Average     Average                    Average
                                                    Balance      Interest      Rate      Balance     Interest        Rate
                                                    -------      --------      ----      -------     --------        ----
                                                       (2)          (1)         (3)      (2)        (1)            (3)
Assets
Interest-earning assets:
   Federal funds sold                             $  10,832     $      64      1.18%   $  13,924    $     116         1.67%
   Interest bearing deposits with banks                 154             1      1.30          167            1         1.20
   Securities held-to-maturity                        6,201           272      8.77        6,223          274         8.81
   Securities available for sale:
     Taxable                                         99,285         1,851      3.73       83,365        2,334         5.60
     Tax-exempt                                      15,716           573      7.29       13,365          485         7.26
                                                  ---------     ---------              ---------    ---------
        Total securities available for sale (1)     115,001         2,424      4.22       96,730        2,819         5.83
     Loans receivable (4) (5)                       221,217         7,296      6.60      214,079        7,969         7.44
                                                  ---------     ---------              ---------    ---------
        Total interest earning assets               353,405        10,057      5.69      331,123       11,179         6.75

Non-interest earning assets:
   Cash and due from banks                            8,459                                7,879
   Allowance for loan losses                         (3,233)                              (3,273)
   Other assets                                      13,051                               14,143
                                                  ---------                            ---------
   Total non-interest earning assets                 18,277                               18,749
                                                  ---------                            ---------
Total Assets                                      $ 371,682                            $ 349,872
                                                  =========                            =========
Liabilities and Shareholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market       $  78,303           277      0.71%    $ 70,223          367         1.05%
   Savings                                           53,524           264      0.99       46,416          324         1.40
   Time                                             129,673         1,986      3.06      129,328        2,539         3.93
                                                  ---------     ---------              ---------    ---------

      Total interest bearing deposits               261,500         2,527      1.93      245,967        3,230         2.63

   Short-term borrowings                              8,240            50      1.21        7,791           81         2.08
   Long-term debt                                    23,000           638      5.55       23,464          650         5.54
                                                  ---------     ---------              ---------    ---------
      Total interest bearing liabilities            292,740         3,215      2.20      277,222        3,961         2.86
                                                                ---------                           ---------
Non-interest bearing liabilities:
   Demand deposits                                   34,904                               32,390
   Other liabilities                                  3,195                                4,099
                                                  ---------                            ---------
      Total non-interest bearing liabilities         38,099                               36,489
   Stockholders' equity                              40,843                               36,161
                                                  ---------                            ---------
Total Liabilities and Stockholders' Equity        $ 371,682                            $ 349,872
                                                  =========                            =========

Net interest income (tax equivalent basis)                          6,842      3.49%                    7,218         3.89%
                                                                               ====                                   ====
Tax-equivalent basis adjustment                                      (316)                               (274)
                                                                ---------                           ---------
Net interest income                                             $   6,526                           $   6,944
                                                                =========                           =========

Net interest margin (tax equivalent basis)                                     3.87%                                  4.36%
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

                                                     Increase/(Decrease)
                                                     -------------------
                                          Six Months Ended June 30, 2003 Compared to
                                               Six Months Ended June 30, 2002
                                                      Variance due to
                                                      ---------------
                                                 Volume       Rate        Net
                                                -------------------------------
                                                     (dollars in thousands)
Assets
Interest earning assets:
 Federal funds sold                             $   (23)   $   (29)   $   (52)
 Interest bearing deposits with banks                 -          -          -
 Securities held to maturity                         (1)        (1)        (2)
 Securities available for sale:
    Taxable                                         959     (1,442)      (483)
    Tax-exempt securities                            86          2         88
                                                -------    -------    -------
       Total securities                           1,045     (1,440)      (395)
 Loans receivable                                   671     (1,344)      (673)
                                                -------    -------    -------
       Total interest earning assets              1,692     (2,814)    (1,122)

Interest bearing liabilities:
  Interest-bearing demand deposits                  101       (191)       (90)
  Savings                                           110       (170)       (60)
  Time                                               19       (572)      (553)
                                                -------    -------    -------
       Total interest bearing deposits              230       (933)      (703)
  Short-term borrowings                              13        (44)       (31)
  Long-term debt                                    (15)         3        (12)
                                                -------    -------    -------
       Total interest bearing liabilities           228       (974)      (746)
Net interest income (tax-equivalent basis)      $ 1,464    $(1,840)   $  (376)
                                                =======    =======    =======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating  Results for Six Months Ended June 30, 2003 and June 30,
-----------------------  -------------------------------------------------------
2002.
-----


General
-------
           For the six months ended June 30, 2003 net income totaled $2,232,000 with basic eps of $.86 and diluted eps of $.85. This compares to $2,070,000 earned for the corresponding period in 2002 with basic eps of $.81 and diluted of $.80. The resulting return on average assets (ROA) was 1.21% for 2003, with a return on equity (ROE) of 11.02% compared to an ROA of 1.19% in 2002 and ROE of 11.54%.

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2003 was $6,842,000 decreasing from $7,218,000 for the same period in 2002.

           The resultant fte net interest spread and net interest margin for 2003 were 3.49% and 3.87% respectively, compared to 3.89% and 4.36% in 2002. The decrease in net interest income was due to asset yields declining faster than the cost of funds. This is due in part to the increase in cash flow from the investment and loan portfolio, with the proceeds reinvested at lower yields. Net interest income was also unfavorably affected by the asset mix with a lower loan to deposit ratio of 74.6% in 2003 compared to 76.9% in 2002. The Company had a higher percentage of investments in 2003, which generally have lower yields than loans.

           Interest income (fte) for the six months ended June 30, 2003 totaled $10,057,000 compared to $11,179,000 in 2002. The decrease was principally due to the lower interest rate environment, with average prime rate of 4.21% in 2003 compared to 4.75% in 2002. Treasury rates were also considerably lower in 2003, which impacted the reinvestment yield on the investment portfolio. The earning asset yield for the 2003 period was 5.69% compared to 6.75% in 2002.

           Interest expense for 2003 was $3,215,000 with a cost of 2.20% compared to $3,961,000 and 2.86% in 2002. All deposit categories showed a decrease in costs with total interest-bearing deposits at 1.93% compared to 2.63% in 2002. Interest-bearing deposits increased $15.5 million. The proceeds were used in part to fund loan growth, $7.1 million, with the remainder invested in short-term securities available for sale.

Other Income
------------
           Other income totaled $1,810,000 for the six months ended June 30, 2003 compared to $1,629,000 for the 2002 period. Service charges and fees increased $53,000 to $902,000 due in part to loan activity and increased debit card revenues. Other income included $173,000 on gains on the sale of longer-term mortgages compared to $58,000 in 2002. The gains on sales of securities were $386,000, and consisted principally of sales of equity holdings in other financial institutions and corporate bonds, compared to $344,000 in similar gains in 2002.

Other Expense
-------------
           Other expense for six months ended June 30, 2003 was $4,941,000, decreasing from $5,424,000 in 2002. The decrease was principally due to a lower level of losses on lease residuals, as a result of a decrease in the number of leases, $25,000 in 2003 compared to $610,000 in 2002.

Income Tax Expense
------------------
           Income tax expense for the six months ended June 30, 2003 was $833,000 for an effective tax rate of 27.2% compared to $749,000 and 26.6% in 2002.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           There were no significant changes for the six months ended June 30, 2003 from the information presented in the Form 10-K for the year-ended December 31, 2002.

Item 4:  Controls and Procedures

           The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

           There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 22, 2003. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2006.

                                               FOR                WITHHELD
                                               ---                --------

Charles E. Case                             1,458,109.59           23,010
William W. Davis, Jr.                       1,452,469.52           28,650
John E. Marshall                            1,438,583.52           42,536

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2003.

                                               FOR                AGAINST
                                               ---                -------
                                           1,469,151.07            3,445

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)    3(i)    Articles of  Incorporation  of Norwood  Financial  Corp*
       3(ii)   Bylaws of Norwood Financial Corp.*
       4.0     Specimen Stock Certificate of Norwood Financial Corp.*
      10.1     Amended Employment Agreement with William W. Davis, Jr.***
      10.2     Amended Employment Agreement with Lewis J. Critelli ***
      10.3     Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
      10.4     Consulting Agreement with Russell L. Ridd**
      10.5     Wayne Bank Stock Option Plan*
      10.6     Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
      10.7     Salary Continuation Agreement between the Bank and Lewis J. Critelli***
      10.8     Salary Continuation Agreement between the Bank and Edward C. Kasper***
      10.9     1999 Directors Stock Compensation Plan***
      31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
      31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
      32.1     Section 1350 Certification

         (b) Reports on Form 8-K

               On April 23, 2003, the Registrant filed a report on Form 8-K reporting under Item 9 the announcement of earnings for the quarter ended March 31, 2003 and the declaration of a 50% stock dividend. No financial statements were filed with this report.

---------------------------

* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.

*** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 20, 2000.

Signatures
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP.

Date:    August 13, 2003             By:  /s/William W. Davis, Jr.
                                          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    August 13, 2003             By:  /s/Lewis J. Critelli
                                          --------------------------------------
                                          Lewis J. Critelli
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)