Form 10-Q
period 2003-09-30
NORWOOD FINANCIAL CORP
filed 2003-11-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003
                                    ------------------
                                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                -----------------------    ---------------------

Commission file number   0-28366
                         -------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-2828306
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                                18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code   (570)253-1455
                                                  ----------------

                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes               No  X
    ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding as of November 10, 2003
---------------------------------------                   2,681,979
common stock, par value $0.10 per share                   ---------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------
Part I  -  CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
Item 3.    Qualitative and Quantitative Disclosures about Market Risk         22
Item 4.    Controls and Procedures                                            22

Part II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  23
Item 2.    Changes in Securities and Use of Proceeds                          23
Item 3.    Defaults upon Senior Securities                                    23
Item 4.    Submission of Matters to a Vote of Security Holders                23
Item 5.    Other Information                                                  23
Item 6.    Exhibits and Reports on Form 8-K                                   24

Signatures                                                                    25

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands, except per share data)

                                                            September 30, December 31,
                                                                 2003         2002
                                                              ---------    ---------
ASSETS
Cash and due from banks                                       $  11,870    $   9,579
Interest bearing deposits with banks                                796          230
Federal Funds sold                                                3,400        6,435
                                                              ---------    ---------
          Cash and cash equivalents                              16,066       16,244

Securities available for sale                                   127,437      114,843

Securities held to maturity, fair value 2003
   $6,451, 2002 $6,504                                            6,193        6,204
Loans receivable (net of unearned income)                       228,884      217,970
   Less:  Allowance for loan losses                               3,272        3,146
                                                              ---------    ---------
Net loans receivable                                            225,612      214,824
Investment in FHLB Stock                                          1,935        1,637
Bank premises and equipment, net                                  5,629        5,986
Foreclosed real estate                                               11           21
Accrued interest receivable                                       1,775        1,799
Other Assets                                                      8,059        5,910
                                                              ---------    ---------
    TOTAL ASSETS                                              $ 392,717    $ 367,468
                                                              =========    =========

LIABILITIES
  Deposits:
      Non-interest-bearing demand                             $  45,846    $  33,453
      Interest-bearing                                          269,614      258,399
                                                              ---------    ---------
        Total deposits                                          315,460      291,852
     Short-term borrowings                                        9,925        9,016
     Long-term debt                                              23,000       23,000
     Accrued interest payable                                     1,448        1,654
     Other liabilities                                            1,049        1,821
                                                              ---------    ---------
    TOTAL LIABILITIES                                           350,882      327,343

STOCKHOLDERS' EQUITY
Common stock, $.10 par value,  authorized 10,000,000 shares         270          180
Issued 2003:  2,705,715, 2002: 1,803,824 shares
   Surplus                                                        4,835        4,762
   Retained  earnings                                            36,260       34,082
   Treasury stock at cost: 2003: 23,736 shares, 2002:
                                                                   (328)        (640)
                                                                              31,506
  Unearned ESOP shares                                             (601)        (750)
  Accumulated other comprehensive income                          1,399        2,491
                                                              ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                     41,835       40,125
                                                              ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $ 392,717    $ 367,468
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                              Three Months Ended    Nine Months Ended
                                                 September 30         September 30
                                                2003       2002       2003      2002
                                              -------    -------    -------   -------
INTEREST INCOME
  Loans receivable, including fees            $ 3,590    $ 3,875    $10,853   $11,828
  Securities                                    1,148      1,436      3,561     4,271
  Other                                            22         76         87       193
                                              -------    -------    -------   -------

  Total interest income                         4,760      5,387     14,501    16,292

INTEREST EXPENSE
  Deposits                                      1,114      1,486      3,641     4,716
  Short-term borrowings                            23         49         73       130
  Long-term debt                                  324        324        962       974
                                              -------    -------    -------   -------

  Total interest expense                        1,461      1,859      4,676     5,820
                                              -------    -------    -------   -------
NET INTEREST INCOME                             3,299      3,528      9,825    10,472
PROVISION FOR LOAN LOSSES                         165        150        495       480
                                              -------    -------    -------   -------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                      3,134      3,378      9,330     9,992

OTHER INCOME
  Service charges and fees                        489        464      1,391     1,313
  Income from fiduciary activities                 85         70        189       177
  Net realized gains on sales of securities       156         83        542       427
  Gain on sale of loans                            19          6        192        64
  Other                                           136        132        381       403
                                              -------    -------    -------   -------

  Total other income                              885        755      2,695     2,384

OTHER EXPENSES
  Salaries and employee benefits                1,232      1,219      3,681     3,675
  Occupancy, furniture & equipment, net           346        313      1,061       951
  Data processing related                         137        143        415       406
  Losses on lease residuals                         -        180         25       790
  Taxes, other than income                         (3)       (12)       167       144
  Professional fees                                67         51        195       153
  Other                                           638        646      1,814     1,845
                                              -------    -------    -------   -------
  Total other expenses                          2,417      2,540      7,358     7,964
                                              -------    -------    -------   -------

INCOME BEFORE INCOME TAXES                      1,602      1,593      4,667     4,412
INCOME TAX EXPENSE                                408        439      1,241     1,188
                                              -------    -------    -------   -------
NET INCOME                                    $ 1,194    $ 1,154    $ 3,426   $ 3,224
                                              =======    =======    =======   =======

BASIC EARNINGS PER SHARE                      $  0.46    $  0.45    $  1.32   $  1.27
                                              =======    =======    =======   =======

DILUTED EARNINGS PER SHARE                    $  0.45    $  0.44    $  1.30   $  1.25
                                              =======    =======    =======   =======

Cash dividends per share                      $  0.16    $  0.15    $  0.48   $  0.45
                                              =======    =======    =======   =======

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP
Consolidated statement of changes in stockholders' equity (unaudited)

(dollars in thousands)                                                                                Accumulated
                                                                                            Unearned    Other
                                                   Common            Retained    Treasury     ESOP   Comprehensive
                                                   Stock   Surplus   Earnings     Stock      Shares      Income         Total
                                                   -----   -------   --------     -----      ------      ------         -----
Balance December 31, 2001                           $180    $4,687    $31,265     ($1,066)    ($952)     $1,002       $35,116
Comprehensive Income:
  Net Income                                                            3,224                                           3,224
Change in unrealized gains (losses) on securities
available for sale, net of reclassification
adjustment and tax effects
                                                                                                          1,495         1,495
                                                                                                                      -------
Total comprehensive income                                                                                              4,719
                                                                                                                      -------
Cash dividends declared, $.45 per share                                (1,122)                                         (1,122)
Stock options exercised                                        (78)                   434                                 356
Tax benefit of stock options exercised                           5                                                          5
Aquisition of treasury stock                                                           (8)                                 (8)
Release of earned ESOP shares                                  108                              102                       210
                                                    ----    ------    -------     -------     -----      ------       -------
Balance, September 30, 2002                         $180    $4,722    $33,367       ($640)    ($850)     $2,497       $39,276
                                                    ====    ======    =======     =======     =====      ======       =======


                                                                                                      Accumulated
                                                                                            Unearned    Other
                                                   Common            Retained    Treasury     ESOP   Comprehensive
                                                   Stock   Surplus   Earnings     Stock      Shares      Income         Total
                                                   -----   -------   --------     -----      ------      ------         -----
Balance December 31, 2002                           $180    $4,762    $34,082       ($640)    ($750)     $2,491       $40,125
Comprehensive Income:
  Net Income                                                            3,426                                           3,426
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax effects                                                              (1,092)       (1,092)
                                                                                                                      -------
Total comprehensive income                                                                                              2,334
                                                                                                                      -------
Cash dividends declared, $.48 per share                                (1,248)                                         (1,248)
Three-for-two stock split in the form of a
50% stock dividend                                    90       (91)                                                        (1)
Stock options exercised                                        (24)                   358                                 334
Tax benefit of stock options exercised                          20                                                         20
Acquisition of treasury stock                                                         (46)                                (46)
Release of earned ESOP shares                                  168                              149                       317
                                                    ----    ------    -------       -----     -----      ------       -------
Balance, September 30, 2003                         $270    $4,835    $36,260       ($328)    ($601)     $1,399       $41,835
                                                    ====    ======    =======       =====     =====      ======       =======

See accompanying notes to unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)

                                                                                 Nine Months Ended September 30
                                                                                 ------------------------------
                                                                                        2003        2002
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  3,426    $  3,224
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                495         480
  Depreciation                                                                             464         457
  Amortization of intangible assets                                                         70         133
  Deferred income taxes                                                                   (583)       (870)
  Net amortization of securities premiums and discounts                                    414         139
  Net realized gain on sales of securities                                                (542)       (427)
  Earnings on life insurance policy                                                       (168)       (153)
  Gain on sale of foreclosed real estate, net                                               (9)         (3)
  Gain on sale of bank premises and equipment                                                -         (11)
  Net gain on sale of mortgage loans                                                      (192)        (64)
  Mortgage loans originated for sale                                                    (7,060)     (4,530)
  Proceeds from sale of mortgage loans                                                   7,252       4,594
  Release of ESOP shares                                                                   317         258
  Decrease (increase) in accrued interest receivable and other assets                      994         797
  Increase in accrued interest payable and other liabilities                               156        (276)
                                                                                      --------    --------
    Net cash provided by operating activities                                         $  5,031    $  3,748

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from sales                                                               $ 16,636    $  6,455
    Proceeds from maturities and principal reductions on mortgage-backed securities     60,077      32,717
    Purchases                                                                          (90,850)    (48,311)
 Securities held to maturity proceeds                                                       35          30
 (Increase) decrease in investment in FHLB stock                                          (298)        250
 Net increase in loans                                                                 (11,775)     (1,037)
 Purchase of life insurance policy                                                      (2,550)          -
 Purchase of bank premises and equipment, net                                             (107)       (554)
 Proceeds from sale of bank equipment and foreclosed real estate                            62          57
                                                                                      --------    --------
  Net cash used in investing activities                                               $(28,770)   $(10,393)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                            $ 23,608    $ 21,269
  Net increase in short term borrowings                                                    909       8,528
  Repayments of long-term debt                                                               -      (2,000)
  Stock options exercised                                                                  334         356
  Acquisition of treasury stock                                                            (46)         (8)
  Repurchase of ESOP shares                                                                  -         (48)
  Cash dividends paid and cash paid in lieu of fractional shares                        (1,244)     (1,118)
                                                                                      --------    --------
    Net cash provided by financing activities                                         $ 23,561    $ 26,979
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents                                  $   (178)   $ 20,334
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          16,244      17,336
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 16,066    $ 37,670
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

2.       Estimates
         ---------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003 or any other future interim period.

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

(in thousands, except for per share data)

                                                                              Three Months Ended       Nine Months Ended
                                                                              ------------------       -----------------
                                                                                 September 30              September 30
                                                                              ------------------       -----------------
                                                                               2003         2002         2003         2002
                                                                            ---------    ---------    ---------    ---------
Net income as reported                                                      $   1,194    $   1,154    $   3,426    $   3,224
Total stock-based employee compensation determined under fair value based
  method for all awards, net of taxes                                             (10)         (15)         (40)         (59)
                                                                            ---------    ---------    ---------    ---------
                                                                            $   1,184    $   1,139    $   3,386    $   3,165
                                                                            =========    =========    =========    =========
Earnings per share (basic)
  As Reported                                                               $     .46    $     .45 $  $    1.32    $    1.27
  Pro forma                                                                       .45          .45         1.30         1.24
Earnings per share (assuming dilution)
  As Reported                                                                     .45          .44         1.30         1.25
  Pro forma                                                                       .44          .44         1.28         1.22



During 2003, directors and officers exercised stock options to acquire 25,867 shares of stock at a weighted average exercise price of $12.90 per share.


4.       Stock Dividend and Earnings Per Share
         -------------------------------------

         On April 8, 2003, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on common stock outstanding, payable June 16, 2003 to shareholders of record on May 30, 2003. The stock split resulted in the issuance of 901,912 additional common shares, including 21 fractional shares paid in cash. All per share data has been adjusted for the effect of the stock split.

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

                                       Three Months Ended      Nine Months Ended
                                       ------------------      -----------------
                                          September 30           September 30
                                          ------------           ------------
                                          2003    2002            2003    2002
                                         -----   -----           -----   -----
                                         (In Thousands)           (In Thousands)
Basic EPS weighted average
  shares outstanding                     2,614   2,557           2,599   2,547
Dilutive effect of stock options            57      45              47      41
                                         -----   -----           -----   -----
Diluted EPS weighted average
  shares outstanding                     2,671   2,602           2,646   2,588
                                         =====   =====           =====   =====

5.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the nine-month period ended September 30, 2003 and 2002 were $4,882,000 and $6,447,000 respectively. Cash payments for income taxes in 2003 were $1,351,000 compared to $2,415,000 in 2002. Non-cash investing activity for 2003 and 2002 included foreclosed mortgage loans transferred to foreclosed real estate and repossession of other assets of $492,000 and $1,050,000.

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

(in thousands)                          Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
                                           September 30         September 30
                                           ------------         ------------
                                          2003       2002       2003      2002
                                        -------    -------    -------   -------
Unrealized holding gains/(losses)
  on available for sale securities      $(1,428)   $   774    $(1,105)  $ 2,692
Reclassification adjustment for gains
  realized in income                       (156)       (83)      (542)     (427)
                                        -------    -------    -------   -------
Net unrealized gain/(losses)             (1,584)       691     (1,647)    2,265
Income tax (benefit)                       (538)       231       (555)      770
                                        -------    -------    -------   -------
Other comprehensive income              $(1,046)   $   460    $(1,092)  $ 1,495
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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $811,000 of standby letters of credit as of September 30, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No., 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard did not have a significant impact on the Corporation's financial condition or results of operations.

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

         The most significant estimates in the preparation of the Company's financial statements are for the allowance for loans losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses calculation under "Non-performing Assets and Allowance for Loan Losses" in the "Financial Condition" section below. The Company accounts for their stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Changes in Financial Condition
------------------------------

General
-------
         Total assets at September 30, 2003 were $392.7 million compared to $367.5 million at year-end 2002.

Securities
----------
         The fair value of securities available for sale at September 30, 2003 was $127.4 million, compared to $114.8 million at December 31, 2002. Total purchases for the period ended September 30, 2003 were $90.9 million with securities called and principal reductions of $60.1 million and sales of $16.6 million. The purchases were principally obligations of U.S. Government sponsored agencies, including callable bonds and mortgage-backed-securities. Generally, the purchases have average lives of less than 4 years.

Loans
-----
         Total loans receivable, net of unearned income, were $228.9 million at September 30, 2003, compared to $218.0 million at December 31, 2002. The increase was principally due to growth in the commercial real estate loan portfolio which increased $10.5 million or 13.1%. The Company sold $7.3 million of 30-year fixed-rate residential mortgages, for interest rate risk management, into the secondary market, at a gain of $192,000, included in other income. The Company saw a continued decline in its indirect automobile portfolio, included in consumer loans, which experienced a net run-off of $8.2 million to total $31.3 million as of September 30, 2003. The decrease is due to competition from larger banks, automakers, finance companies and a slow down in the auto market. The Company is also focusing its retail efforts on direct lending through its branch system.

         The Company no longer originates automobile leases, and as a result, the portfolio declined $1,125,000 from December 31, 2002 to $467,000 at September 30, 2003, which includes residual value of $424,000. The Company liquidates its returned off-lease vehicles through various used car dealers and automobile auction centers. As of September 30, 2003 the Company had an inventory of vehicles to liquidate of $116,000, declining from $166,000 at December 31, 2002. Total provision for losses incurred on off-lease vehicles, included in other expense, was $25,000 for the nine months ended September 30, 2003, compared to $790,000 for the same period ended September 30, 2002. The Company's reserve for future residual value losses was $52,000 at September 30, 2003 compared to $213,000 at December 31, 2002.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                    September 30, 2003    December 31, 2002
                                          ------------------    -----------------
                                                $          %         $          %
                                          ---------     -----   ---------    -----
Real Estate-Residential                      73,805      32.2      69,040     31.6
                Commercial                   90,116      39.3      79,623     36.5
                Construction                  5,717       2.5       4,109      1.9
Commercial, financial and agricultural       18,954       8.3      15,074      6.9
Consumer loans to individuals                40,229      17.5      48,951     22.4
Lease financing, net of unearned income         467       0.2       1,592      0.7
                                          ---------     -----   ---------    -----
  Total loans                               229,288     100.0%    218,389    100.0%
Less:
  Unearned income and deferred fees            (404)                 (419)
  Allowance for loan losses                  (3,272)               (3,146)
                                          ---------             ---------
  Total loans, net                        $ 228,842             $ 217,970
                                          =========             =========

Allowance for Loan Losses and Non-performing Assets


         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                          Three                             Nine
(dollars in thousands)            Months Ended September 30      Months Ended September 30
                                  -------------------------      -------------------------
                                      2003        2002                 2003        2002
                                   -------     -------              -------     -------
Balance, beginning                 $ 3,294     $ 3,260              $ 3,146     $ 3,216
Provision for loan losses              165         150                  495         480
Charge-offs                           (197)       (279)                (448)       (620)
Recoveries                              10          12                   79          67
                                   -------     -------              -------     -------
  Net charge-offs                     (187)       (267)                (369)       (553)
                                   -------     -------              -------     -------
Balance, ending                    $ 3,272     $ 3,143              $ 3,272     $ 3,143
                                   =======     =======              =======     =======

Allowance to total loans              1.43%       1.47%                1.43%       1.47%
Net charge-offs to average loans
    (annualized)                       .33%        .50%                 .22%        .35%

           The allowance for loan losses totaled $3,272,000 as of September 30, 2003 and represented 1.43% of total loans, compared to $3,146,000 as of December 31, 2002, and $3,143,000 as of September 30, 2002. Net charge-offs for the nine months ended September 30, 2003, totaled $369,000 and consisted principally of losses on the sale of repossessed automobiles and the write-down of a commercial credit secured by automobiles. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and an historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth trends. Management considers the allowance adequate at September 30, 2003 based upon the factors in the analysis. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           At September 30, 2003, non-performing loans totaled $290,000, which is .13% of total loans compared to $221,000, or .10% of total loans at December 31, 2002 and $278,000 and .13% as of September 30, 2002. The increase from year-end is due to a commercial credit secured by automobiles, which had an $80,000 write-down in the third quarter, with the remaining collateral scheduled for liquidation in the fourth quarter. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)                         September  30, 2003     December 31, 2002
                                               -------------------     -----------------
Loans accounted for on a non accrual basis:
  Commercial and all other                             $116                   $  -
  Real Estate                                            69                    213
  Consumer                                                -                      3
                                                       ----                   ----
  Total                                                 185                    216

Accruing loans which are contractually
  past due 90 days or more                              105                      5
                                                       ----                   ----
Total non-performing loans                             $290                   $221
Foreclosed real estate                                   11                     21
                                                       ----                   ----
Total non-performing assets                            $301                   $242
                                                       ====                   ====
Allowance for loans losses as a  percent
  of non-performing loans                           1,128.3%               1,423.5%
Non-performing loans to total loans                     .13%                   .10%
Non-performing assets to total assets                   .08%                   .07%


Deposits
--------
           Total deposits as of September 30, 2003 were $315.5 million compared to $291.9 million as of December 31, 2002. Non-interest-bearing demand deposits as of September 30, 2003 were $45.8 million compared to $33.5 million at December 31, 2002. The increase is due in part to new commercial relationships, the seasonality of certain commercial and municipal accounts, and a new retail checking product introduced in the fourth quarter of 2002. Time deposits in denominations of $100,000 or more were $28.1 million at September 30, 2003 compared to $29.5 million at December 31, 2002. Retail savings accounts increased $5 million to $56.6 million. The Company, as of September 30, 2003, had $7.8 million of commercial cash management accounts included in short-term borrowings, which represents funds of commercial customers invested in overnight repurchase agreements. The Company considers these accounts as core funding.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                  September 30, 2003    December 31, 2002
                                        ------------------    -----------------

Non-interest-bearing demand                  $ 45,846              $ 33,453
Interest-bearing demand                        43,747                40,407
Money Market                                   43,563                38,908
Savings                                        56,595                51,629
Time                                          125,709               127,455
                                             --------              --------
     Total                                   $315,460              $291,852
                                             ========              ========


Stockholders' Equity and Capital Ratios
---------------------------------------
           At September 30, 2003, total stockholders' equity totaled $41.8 million, a net increase of $1,710,000 from December 31, 2002. The net increase in stockholders' equity was primarily due to $3,426,000 in net income, that was partially offset by $1,248,000 of cash dividends declared. In addition, accumulated other comprehensive income decreased $1,092,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may unfavorably impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                     September 30, 2003       December 31, 2002
                                     ------------------       -----------------
Tier 1 Capital
    (To average assets)                    10.41%                    10.13%
Tier 1 Capital
    (To risk-weighted assets)              15.38%                    15.06%
Total Capital
    (To risk-weighted assets)              16.89%                    16.57%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of September 30, 2003 and December 31, 2002.

Results of Operations
NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                             Three Months Ended September 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                   2002
                                                        ---------------------------------       --------------------------------

                                                        Average                   Average       Average                 Average
                                                        Balance      Interest       Rate        Balance     Interest      Rate
                                                        -------      --------     -------       -------     --------    -------
                                                          (2)           (1)         (3)           (2)         (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  7,901       $   21        1.06%      $17,757      $   73        1.67%
   Interest-bearing deposits with banks                      138            1        2.90           845           3        1.42
   Securities held-to-maturity                             6,180          162       10.49         6,201         135        8.71
   Securities available-for-sale:
     Taxable                                             106,714          944        3.54        93,459       1,181        5.05
     Tax-exempt                                           18,491          197        4.26        13,871         252        7.27
                                                        --------       ------                  --------      ------
        Total securities available-for-sale (1)          125,205        1,141        3.65       107,330       1,433        5.34

     Loans receivable (4) (5)                            226,742        3,611        6.37       212,082       3,888        7.40
                                                        --------        -----                  --------       -----
        Total interest-earning assets                    366,166        4,936        5.39       344,215       5,532        6.43

Non-interest-earning assets:
   Cash and due from banks                                10,168                                  9,147
   Allowance for loan losses                              (3,336)                                (3,197)
   Other assets                                           14,552                                 14,366
                                                        --------                               --------
   Total non-interest-earning assets                      21,384                                 20,316
                                                        --------                               --------
Total Assets                                            $387,550                               $364,531
                                                        ========                               ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand and money market              $83,915          121        0.58%      $78,481         192        0.98%
   Savings                                                56,400           94        0.67        49,950         171        1.37
   Time                                                  127,317          899        2.82       123,669       1,123        3.63
                                                        --------       ------                  --------      ------
      Total interest-bearing deposits                    267,632        1,114        1.66       252,100       1,486        2.36

Short-term borrowings                                      9,140           23        1.01        11,006          49        1.78

Long-term debt                                            23,000          324        5.63        23,000         324        5.63
                                                        --------       ------                  --------      ------
   Total interest-bearing liabilities                    299,772        1,461        1.95       286,106       1,859        2.60

Non-interest-bearing liabilities:
   Demand deposits                                        43,691                                 36,042
   Other liabilities                                       2,557                                  4,166
                                                        --------                               --------
      Total non-interest-bearing liabilities              46,248                                 40,208
   Stockholders' equity                                   41,530                                 38,217
                                                        --------                               --------
Total Liabilities and Stockholders' Equity              $387,550                               $364,531
                                                        ========                               ========

Net interest income (tax equivalent basis)                              3,475        3.44%                    3,673        3.83%
                                                                                     ====                                  ====
Tax-equivalent basis adjustment                                         (176)                                  (145)
                                                                        -----                                ------
Net interest income                                                    $3,299                                $3,528
                                                                       ======                                ======
Net interest margin (tax equivalent basis)                                           3.80%                                 4.27%
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


                                                                      Increase/(Decrease)
                                                                      -------------------
                                                         Three months ended September 30, 2003 Compared to
                                                         -------------------------------------------------
                                                              Three months ended September 30, 2002
                                                              -------------------------------------
                                                                         Variance due to
                                                                         ---------------
                                                                    Volume      Rate        Net
                                                                  ------------------------------
                                                                     (dollars in thousands)
Interest-earning assets:
 Federal funds sold                                               $   (32)   $   (20)   $   (52)
 Interest-bearing deposits with banks                                 (12)        10         (2)
 Securities held to maturity                                           (3)        30         27
 Securities available for sale:
    Taxable                                                           834     (1,071)      (237)
    Tax-exempt securities                                             347       (402)       (55)
                                                                  -------    -------    -------
       Total securities                                             1,181     (1,473)      (292)
 Loans receivable                                                   1,313     (1,590)      (277)
                                                                  -------    -------    -------
   Total interest-earning assets                                    2,447     (3,043)      (596)

Interest-bearing liabilities:
  Interest-bearing demand deposits                                     81       (152)       (71)
  Savings                                                             126       (203)       (77)
  Time                                                                208       (432)      (224)
                                                                  -------    -------    -------
     Total interest-bearing deposits                                  415       (787)      (372)
  Short-term borrowings                                                (7)       (19)       (26)
  Long-term debt                                                        -          -          -
                                                                  -------    -------    -------
 Total interest-bearing liabilities                                   408       (806)      (398)
                                                                  -------    -------    -------
Net interest income (tax-equivalent basis)                        $ 2,039    $(2,237)   $  (198)
                                                                  =======    =======    =======

Comparison  of Operating  Results for Three Months Ended  September 30, 2003 and
--------------------------------------------------------------------------------
September 30, 2002
------------------

General
-------
           For the three months ended September 30, 2003 net income totaled $1,194,000 or $.46 per share basic, and $.45 per share diluted compared to $1,154,000, or $.45 per share basic and $.44 diluted earned in the third quarter of 2002. The resulting annualized return on average assets and annualized return on average equity for the quarter were 1.22% and 11.41%, respectively, compared to 1.26% and 11.98%, respectively, for the corresponding period in 2002.

Net Interest Income
-------------------

           Net interest income, on a fully taxable equivalent basis (fte) for the three months ended September 30, 2003 totaled $3,475,000 compared to
$3,673,000 in 2002, a decrease of $198,000. The resultant fte net interest spread and net interest margin were 3.44% and 3.80%, respectively, compared to 3.83% and 4.27%, respectively, for the 2002 period.
           Interest income (fte) totaled $4,936,000 with a yield of 5.39% for the period in 2003, compared to $5,532,000 and 6.43% in 2002. The decrease in yield was due in part to lower interest rates in 2003, with prime rate at 4.00% and Federal Funds rate at 1.00% as of September 30, 2003, declining from 4.75% and 1.75%, respectively, as of September 30, 2002. The earning asset yield was also unfavorably impacted by increased cash flows and maturities in the investment portfolio, which were reinvested at lower yields. The reinvestment purchases were also relatively short-term instruments with average lives of less than 3.5 years. Loan yields were also unfavorably impacted by increased refinancing activity and cash flows.
           Interest expense for the three months ended September 30, 2003 totaled $1,461,000 at a cost of 1.95%, compared to $1,859,000 and 2.60% in 2002.
All categories of liability costs decreased in the lower interest rate environments. Average interest-bearing deposits increased $15.5 million, with the proceeds principally invested in commercial and residential real estate loans.

Other Income
------------

           Other income totaled $885,000 for the three months ended September 30, 2003 compared to $755,000 for the same period in 2002. Net realized gains on securities transactions were $156,000 for the second quarter of 2003 compared to $83,000 in 2002, with the gains principally due to the sale of corporate bonds and mortgage backed securities. Gain on the sale of long-term mortgages was $19,000 for 2003, compared to $6,000 in 2002. The increase in cash surrender on life insurance was $78,000 for the period in 2003 compared to $51,000 in 2002 due to purchase of an additional $2,550,000 of bank owned life insurance in 2003.

Other Expense
-------------

           Other expense for the three months ended September 30, 2003 totaled $2,417,000, a decrease of $123,000 from $2,540,000 for the three months ended September 30, 2002. The decrease was principally due to lower losses on lease residuals with $-0- for the third quarter of 2003, compared to $180,000 in the similar period in 2002, as more cars were liquidated in 2002. The Bank made a $100,000 charitable contribution (included in other expenses - other) in the third quarter of 2003. The contribution qualifies for the Pennsylvania Educational Improvement Tax Program. As a result, a $90,000 tax credit was recorded against the Bank's Pennsylvania Shares Tax Liability (included in Other expense-Taxes other than income). Salary and employee benefits expense was $1,232,000 in 2003, compared to 1,219,000 in 2002, with increases in retirement plan expense and health insurance offset by deferred salaries related to loan activity.


Income Tax Expense
------------------
           Income tax expense totaled $408,000 for an effective tax rate of 25.5% for the period ending September 30, 2003, compared to $439,000 and 27.6% in the third quarter of 2002. The effective tax rate is less than 34%, due to tax-exempt income on municipal securities and loans and the earnings on the cash surrender value of bank-owned life insurance.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                        ------------------------------------------------------------------------
                                                                       2003                                   2002
                                                        ---------------------------------       --------------------------------

                                                        Average                   Average       Average                 Average
                                                        Balance      Interest       Rate        Balance     Interest      Rate
                                                        -------      --------     -------       -------     --------    -------
                                                          (2)           (1)         (3)           (2)         (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                    $9,811           $86        1.17%      $15,215         $189       1.66%
   Interest-bearing deposits with banks                     149             1        0.89           395            4       1.35
   Securities held-to-maturity                            6,194           434        9.34         6,216          409       8.77
   Securities available-for-sale:
     Taxable                                            101,789         2,795        3.66        86,767        3,515       5.40
     Tax-exempt                                          16,651           770        6.17        13,535          737       7.26
                                                      ---------       -------                  --------      -------
        Total securities available-for-sale (1)         118,440         3,565        4.01       100,302        4,252       5.65
     Loans receivable (4) (5)                           223,079        10,906        6.52       213,406       11,857       7.41
                                                       --------       -------                  --------       ------
        Total interest-earning assets                   357,673        14,992        5.59       335,534       16,711       6.64

Non-interest-earning assets:
   Cash and due from banks                                9,034                                   8,307
   Allowance for loan losses                             (3,268)                                 (3,248)
   Other assets                                          13,591                                  14,219
                                                       --------                                --------
   Total non-interest-earning assets                     19,357                                  19,278
                                                       --------                                --------
Total Assets                                           $377,030                                $354,812
                                                       ========                                ========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand and money market.          $  80,194           398        0.66%     $ 73,006          559       1.02%
   Savings                                               54,494           358        0.88        47,607          495       1.39
   Time                                                 128,879         2,885        2.98       127,421        3,662       3.83
                                                      ---------       -------                  --------      -------
      Total interest-bearing deposits                   263,567         3,641        1.84       248,034        4,716       2.54

Short-term borrowings                                     8,543            73        1.14         8,874          130       1.95

Long-term debt                                           23,000           962        5.58        23,308          974       5.57
                                                      --------        -------                  --------      -------
   Total interest-bearing liabilities                   295,110         4,676        2.11       280,216        5,820       2.77

Non-interest-bearing liabilities:
   Demand deposits                                       37,936                                  33,521
   Other liabilities                                      2,909                                   4,222
                                                       --------                                --------
      Total non-interest-bearing liabilities             40,845                                  37,743
   Stockholders' equity                                  41,075                                  36,853
                                                       --------                                --------
Total Liabilities and Stockholders' Equity             $377,030                                $354,812
                                                       ========                                ========

Net interest income (tax equivalent basis)                             10,316        3.48%                    10,891       3.87%
                                                                                     ====                                  ====
Tax-equivalent basis adjustment                                          (491)                                  (419)
                                                                      -------                                -------
Net interest income                                                   $ 9,825                                $10,472
                                                                      =======                                =======
Net interest margin (tax equivalent basis)                                           3.85%                                 4.33%
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

                                                                         Increase/(Decrease)
                                                                         -------------------
                                                         Nine months ended September 30, 2003 Compared to
                                                         ------------------------------------------------
                                                               Nine months ended September 30, 2002
                                                               ------------------------------------
                                                                         Variance due to
                                                                         ---------------
                                                                   Volume       Rate        Net
                                                              -------------------------------------
                                                                        (dollars in thousands)
Interest-earning assets:
 Federal funds sold                                               $   (54)   $   (49)   $  (103)
 Interest-bearing deposits with banks                                  (2)        (1)        (3)
 Securities held-to-maturity                                           (2)        27         25
 Securities available-for-sale:
    Taxable                                                           804     (1,524)      (720)
    Tax-exempt securities                                             199       (166)        33
                                                                  -------    -------    -------
       Total securities                                             1,003     (1,690)      (687)
 Loans receivable                                                     779     (1,730)      (951)
                                                                  -------    -------    -------
   Total interest-earning assets                                    1,724     (3,443)    (1,719)

Interest-bearing liabilities:
  Interest-bearing demand deposits                                     79       (240)      (161)
  Savings                                                              98       (235)      (137)
  Time                                                                 67       (844)      (777)
                                                                  -------    -------    -------
     Total interest-bearing deposits                                  244     (1,319)    (1,075)
  Short-term borrowings                                                (5)       (52)       (57)
  Long-term debt                                                      (13)         1        (12)
                                                                  -------    -------    -------
 Total interest-bearing liabilities                                   226     (1,370)    (1,144)
                                                                  -------    -------    -------
Net interest income (tax-equivalent basis)                        $ 1,498    $(2,073)   $  (575)
                                                                  =======    =======    =======

Comparison  of Operating  Results for Nine Months Ended  September  30, 2003 and
--------------------------------------------------------------------------------
September 30, 2002.
-------------------


General
-------
           For the nine months ended September 30, 2003 net income totaled $3,426,000 with basic earnings per share (eps) of $1.32 and diluted eps of $1.30. This compares to $3,224,000 earned for the corresponding period in 2002 with basic eps of $1.27 and diluted eps of $1.25. The resulting annualized return on average assets (ROA) was 1.22% for 2003, with an annualized return on equity (ROE) of 11.16% compared to an ROA of 1.21% in 2002 and ROE of 11.70%.

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2003, totaled $10,316,000, decreasing from $10,891,000 for the same period in 2002.
           The net interest spread and net interest margin for 2003 were 3.48% and 3.85%, respectively, compared to 3.87% and 4.33%, respectively in 2002. The decrease in net interest income was due to asset yields declining faster than the cost of funds. This is due in part to the increase in cash flow, caused by low interest rates and high levels of refinancing, in both the investment and loan portfolios. The proceeds were reinvested at the current low yields. Net interest income was also unfavorably affected by the asset mix, with a lower average loan to average deposit ratio of 74% in 2003, compared to 75.8% in 2002.
           Interest income (fte) for the nine months ended September 30, 2003 totaled $14,992,000 compared to $16,711,000 in 2002. The decrease was principally due to the lower interest rate environment, with the average prime rate of 4.14% in 2003 compared to 4.75% in 2002. Treasury rates were also considerably lower in 2003, which reduced the reinvestment yield on the investment portfolio. The yield on earning assets for the period in 2003 was 5.59% compared to 6.64% in 2002. Interest expense for 2003 was $4,676,000 with a cost of 2.11%, compared to $5,820,000 and 2.77% in 2002. All deposit categories experienced a decrease in costs, with total interest-bearing deposits at 1.84%, declining from 2.54% in 2002.
           The Company has also shortened the average repricing term of the investment portfolio, from 3.3 years as of September 30, 2002 to 2.2 years as of September 30, 2003. This has a negative effect on yields in the short-term, but positions the bank to take advantage of any increase in market interest rates.


Other Income
------------
           Other income totaled $2,695,000 for the nine months ended September 30, 2003 compared to $2,384,000 for the 2002 period. Service charges and fees increased $78,000 to $1,391,000 due in part to fees related to loan activity and increased debit card revenues. Other income included $192,000 on gains on the sale of long-term fixed-rate mortgages compared to $65,000 in 2002. The gains on sales of securities were $542,000, and consisted principally of sales of equity holdings in other financial institutions, corporate bonds and mortgage-backed securities, compared to $427,000 in similar gains in 2002.

Other Expense
-------------
           Other expense for nine months ended September 30, 2003 was $7,358,000, decreasing from $7,964,000 in 2002. The decrease was principally due to a lower level of losses on lease residuals, as a result of a decrease in the number of leases, $25,000 in 2003 compared to $790,000 in 2002. Salary and benefit expense totaled $3,681,000 in 2003 compared to $3,675,000. Increases in health insurance costs and retirement plans were partially offset by a higher level of deferred salaries related to loan activity.

Income Tax Expense
------------------
           Income tax expense for the nine months ended September 30, 2003 was $1,241,000 for an effective tax rate of 26.6% compared to $1,188,000 and 26.9% in 2002.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------
           There were no significant changes as of September 30, 2003 from the information presented in the Form 10-K for the year-ended December 31, 2002.

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

         (b)  Reports on Form 8-K

               On July 18, 2003, the Registrant filed a report on Form 8-K reporting under Item 9 the announcement of earnings for the quarter ended June 30, 2003. No financial statements were filed with this report.

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

                                       NORWOOD FINANCIAL CORP.

Date:    November 13, 2003             By: /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    November 13, 2003             By:/s/Lewis J. Critelli
                                          --------------------------------------
                                          Lewis J. Critelli
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)