Form 10-K
period 2003-12-31
NORWOOD FINANCIAL CORP
filed 2004-03-22
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003,
                                           -----------------
                                       Or
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
     EXCHANGE  ACT OF 1934 For the  transition  period from         to        .
                                                            -------    -------
Commission File No. 0-28366
                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                               23-2828306
---------------------------------------------         ------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
  or Organization)                                    Identification No.)

717 Main Street, Honesdale, Pennsylvania                    18431
----------------------------------------              ------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:          (570) 253-1455
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ].

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

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2) YES       NO  X
                                            ---      ---

         As of March 14, 2004, there were 2,637,204 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on June 30, 2003, was $49,983,346 ($23.30 per share based on 2,145,208 shares of Common Stock outstanding).

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2003. (Parts I, II, and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2004  Annual   Meeting  of
     Stockholders. (Part III)

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business
-------  --------

General

         Norwood Financial Corp. (the "Company") a Pennsylvania corporation is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2003, the Company had total assets of $387.5 million, deposits of $306.7 million, and stockholders' equity of $42.8 million.

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

         The Bank is an independent community-oriented bank with six offices in Wayne County, three offices in Pike County and one office in Monroe County. A new office is under construction in the Marshall's Creek area of Monroe County and should open in the second quarter of 2004. The Bank offers a wide variety of personal, business credit services and trust and investment products to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates twelve automated teller machines with ten in branch locations and two remote service facilities. The Company's main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Company maintains a website at www.waynebank.com.


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

Personnel

         As of December 31, 2003, the Bank had 112 full-time and 7 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as second home dwellings. The products include adjustable rate mortgages with terms up to 30 years which are retained and serviced through the Bank, fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to certain internal guidelines. Fixed rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a network of over 60 dealers in Northeast Pennsylvania.

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

         Consumer lending, including indirect financing provides benefits to the Bank's asset/liability management program by reducing the Bank's exposure to interest rate changes, due to their generally shorter terms. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending. As a result, the Bank has de-emphasized the indirect lending product line.

         Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors with loan to value positions and personal guaranties. In addition, a majority of the Bank's commercial real estate portfolio is owner occupied property.

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

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

                                                                            As of December 31,
                                       -------------------------------------------------------------------------------------------
                                             2003              2002              2001                 2000              1999
                                       ---------------   ---------------    ---------------     ---------------  -----------------
                                          $        %        $        %          $       %          $       %         $        %
                                       -------  ------   -------  ------    -------  ------     -------  ------   -------   ------
                                                                               (Dollars in Thousands)
Type of Loans:
--------------
Commercial, Financial
  and Agricultural..................   $17,022     7.3   $15,074     6.9    $17,442     8.1     $17,102     7.9   $15,672      7.6
Real Estate-Construction............     5,904     2.5     4,109     1.9      4,642     2.2       2,425     1.1     3,339      1.6
Real Estate-Mortgage
     Residential....................    77,459    33.1    69,040    31.6     64,635    30.1      59,517    27.5    56,967     27.7
     Commercial.....................    96,276    41.1    79,623    36.5     63,609    29.6      56,815    26.2    51,562     25.1
Lease financing, net of unearned
  income............................       316      .1     1,592      .7      6,126     2.9      13,664     6.3    23,974     11.7
Consumer Loans to Individuals.......    37,219    15.9    48,951    22.4     58,143    27.1      67,286    31.0    54,045     26.3
                                       -------  ------   -------  ------    -------  ------     -------  ------   -------   ------
                                       234,196   100.0   218,389   100.0    214,597   100.0     216,789   100.0   205,559    100.0
                                                 =====             =====              =====               =====              =====

Unearned income and deferred fees...      (463)             (419)             (403)                (312)             (399)
Allowance for loan losses...........    (3,267)           (3,146)           (3,216)              (3,300)           (3,344)
                                      --------          --------          --------             --------          --------
                                      $230,466          $214,824          $210,978             $213,177          $201,816
                                      ========          ========          ========             ========          ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2003. Scheduled repayments are reported in the maturity category in which payment is due.

                               Less than     One to         Over
                               One Year    Five Years    Five Years     Total
                               --------    ----------    ----------     -----
                                               (in thousands)
Commercial, Financial
  and Agricultural              $ 4,940        $3,757      $8,325       $17,022
Real Estate -Construction         5,904            --          --         5,904
                                 ------        ------      ------       -------
      Total                     $10,844        $3,757      $8,325       $22,926
                                 ======        ======      ======       =======

Loans with fixed-rates          $   795        $3,200      $2,991       $ 6,986
Loans with floating
  Rates                          10,049           557       5,334        15,940
                                 ------        ------      ------       -------
      Total                     $10,844        $3,757      $8,325       $22,926
                                =======        ======      ======       =======


         Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructurings at the dates indicated. For the year ended December 31, 2003, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $13,000 of which $11,000 was collected.

                                                                   As of December 31,
                                                -------------------------------------------------------
                                                2003         2002         2001         2000        1999
                                                ----         ----         ----         ----        ----
                                                                 (dollars in thousands)
Non-accrual loans:
  Commercial and all other...................   $ --         $ --         $ 64         $ 64        $ 64
  Real estate................................    125          213          597          518         513
  Consumer...................................     --            3           11           --          19
                                                ----         ----         ----         ----        ----
Total........................................    125          216          672          582         596

Accruing loans which are contractually past-
due 90 days or more:
   Commercial and all other..................     --           --           --           --          --
   Real estate...............................     --           --           --           34          --
   Consumer..................................     18            5           11           64          61
                                                ----         ----         ----         ----        ----
Total........................................     18            5           11           98          61
                                                ----         ----         ----         ----        ----

Total non-performing loans...................    143          221          683          680         657
Foreclosed real estate.......................     --           21           54           27         110
                                                ----         ----         ----         ----        ----
Total non-performing assets..................   $143         $242         $737         $707        $767
                                                ====         ====         ====         ====        ====
Total non-performing loans to total loans       .06%         .10%         .32%         .31%        .32%
Total non-performing loans to total assets...   .04%         .06%         .20%         .21%        .21%
Total non-performing assets to total assets..   .04%         .07%         .21%         .22%        .24%


         The recorded investment in impaired loans, not requiring an allowance for loan losses was $263,000 and $256,000 at December 31, 2003 and 2002, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2003 and 2002. The related allowance for loan losses associated with these loans was $-0- at December 31, 2003 and 2002. For the years, ended December 31, 2003, 2002 and 2001, the average recorded investment in these impaired loans was $337,000, $262,000 and $694,000 and the interest income recognized on these impaired loans was $30,000, $23,000 and $22,000, respectively.

         Potential Problem Loans. As of December 31, 2003, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                       Years Ended December 31,
                                                   -----------------------------------------------------------------
                                                                        (dollars in thousands)
                                                      2003          2002          2001         2000          1999
                                                   ---------     ---------     ---------     ---------     ---------
Total loans receivable net of unearned income ..   $ 233,733     $ 217,970     $ 214,194     $ 216,477     $ 205,160
Average loans receivable .......................     225,680       213,814       214,905       211,174       196,005
                                                   ---------     ---------     ---------     ---------     ---------

Allowance balance at beginning of period .......   $   3,146     $   3,216     $   3,300     $   3,344     $   3,333

Charge-offs:
  Commercial and all other .....................        (121)          (34)          (12)           --           (12)
  Real Estate ..................................          --          (122)          (11)           (9)          (17)
  Consumer .....................................        (478)         (608)         (711)         (589)         (419)
  Leases .......................................         (36)          (30)         (152)         (170)         (184)
                                                   ---------     ---------     ---------     ---------     ---------

Total ..........................................        (635)         (794)         (886)         (768)         (632)

Recoveries:
  Commercial and all other .....................           5            --             8            54            74
  Real Estate ..................................          24            13             1            73            --
  Consumer .....................................          64            72            85            88            83
  Leasing ......................................           3             9            13            29            16
                                                   ---------     ---------     ---------     ---------     ---------

Total ..........................................          96            94           107           244           173

Net Charge-offs ................................        (539)         (700)         (779)         (524)         (459)

Provision Expense ..............................         660           630           695           480           470
                                                   ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period .............       3,267         3,146         3,216         3,300         3,344
                                                   =========     =========     =========     =========     =========

Allowance  for  loan  losses  as  a  percent
  of total  loans outstanding ..................        1.40%         1.44%         1.50%         1.52%         1.63%

Net loans charged off as a percent of
  average loans outstand .......................         .24%          .33%          .36%          .25%          .23%


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

                                                                              At December 31,
                                  -------------------------------------------------------------------------------------------------
                                        2003                 2002                2001               2000              1999
                                  ------------------  --------------------  ----------------  ---------------  --------------------
                                                                            (Dollars in thousands)
                                              % of                 % of               % of              % of               % of
                                             Loans                Loans              Loans              Loans              Loans
                                            to Total             to Total           to Total           to Total           to Total
                                   Amount    Loans      Amount    Loans     Amount   Loans     Amount   Loans    Amount    Loans
                                   ------    -----      ------    -----     ------   -----     ------   -----    ------    -----
Commercial, financial and
  agricultural                     $  291       7.3%   $  265       6.9%    $  426     8.1%   $  345      7.9%   $  376      7.6
Real estate - construction             27       2.5        21       1.9         70     2.2        40      1.1        31      1.6
Real estate - mortgage              2,222      74.2     1,926      68.1      1,421    59.7     1,314     53.7     1,171     52.8
Consumer  loans to individuals        634      15.9       788      22.4        715    27.1       719     31.0       551     26.3
Lease Financing                         9        .1        24        .7         92     2.9       118      6.3       180     11.7
General Risk Allocation                84        --       122        --        492      --       764       --     1,035       --
                                   ------     -----    ------     -----     ------   -----    ------    -----    ------    -----
     Total                         $3,267     100.0%   $3,146     100.0%    $3,216   100.0%   $3,300    100.0%   $3,344    100.0%
                                   ======     =====    ======     =====     ======   =====    ======    =====    ======    =====

INVESTMENT ACTIVITIES
---------------------

         General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies and obligations of states, counties and municipalities including school districts. The Company considers its investment portfolio a source of earnings and liquidity.

         Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

                                                    As of December 31,
                                            ---------------------------------
(dollars in thousands)                         2003        2002          2001
                                            --------     --------    --------
 Securities:
   (carrying value)
 U.S. Treasury Securities...............    $  2,065     $     --    $     --

 U.S. Government Agencies...............      47,632       33,197      15,647

 State and  political
   Subdivisions.........................      24,678       21,364      18,866

 Corporate Obligations..................      13,665       11,403      14,244

 Mortgage-backed securities.............      40,508       53,358      51,459

 Equity Securities......................       2,023        1,725       1,803
                                            --------     --------    --------
     Total  Securities..................    $130,571     $121,047    $102,019
                                            ========     ========    ========

 Fair value of Securities...............    $130,798     $121,347    $102,257
                                            ========     ========    ========

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio as of December 31, 2003. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as "one year or less."


Investment Portfolio Maturities

                                                        After one through  After five through                       Total Investment
                                    One year or Less        five years          ten years      After ten years        Securities
                                  -------------------- ------------------ ------------------  -----------------   ------------------
                                  Carrying     Average  Carrying  Average  Carrying  Average  Carrying  Average   Carrying   Average
                                  --------     -------  --------  -------  --------  -------  --------  -------   ---------  -------
(Dollars in thousands)            Value        Yield    Value     Yield    Value     Yield    Value     Yield     Value      Yield
                                  -----        -----    -----     -----    -----     -----    -----     -----     -----      -----
U.S. Treasuries                     $   --       --     $ 2,065   2.39%    $    --       --    $    --      --   $  2,065     2.39%
U.S. Government Agencies                --       --      41,736   2.83%      5,896     3.62%        --      --     47,632     2.93%
State and political subdivision        646     7.10%      4,470   3.81%      4,737     4.74%    14,825    7.41%    24,678     6.12%
Mortgage-backed Securities (1)          93     6.55%      2,449   4.21%     16,972     3.87%    20,994    4.26%    40,508     4.10%
Corporate Obligations                2,023     6.99%     10,641   4.12%      1,001     1.94%        --      --     13,665     4.39%
Equity Securities (2)                2,023     3.51%         --     --          --      ---         --      --      2,023     3.51%
                                    ------     ----     -------   ----     -------     ----    -------    ----   --------     ----

  Total Investment Securities       $4,785     5.53%    $61,361   3.23%    $28,606     3.90%   $35,819    5.56%  $130,571     4.05%
                                    ======     ====     =======   ====     =======     ====    =======    ====   ========     ====

Deposit Activities.

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit and Automated Clearing House (ACH) activity. The Bank operates twelve automated teller machines and is affiliated with the STAR ATM network. Internet banking is offered through the website at www.waynebank.com.

The following table sets forth information regarding deposit categories of the Company.


                                       2003               2002                  2001
                          ---------------------   --------------------  -------------------
(in thousands)             December 31  Average   December 31  Average  December 31  Average
                           -----------  -------   -----------  -------  -----------  -------
                              Balance  Rate Paid    Balance   Rate Paid    Balance  Rate Paid
                              -------  ---------    -------   ---------    -------  ---------
Non-interest bearing
  demand                     $ 39,119      --      $ 33,966      --       $ 31,407     --
Interest-bearing demand        41,139     .17%       38,178     .26%        31,889   1.22%
Money Market                   41,457    1.12%       36,518    1.72%        34,212   2.66%
Savings                        55,055     .78%       48,361    1.34%        42,631   1.86%
Time                          127,995    2.87%      127,571    3.73%       122,161   5.18%
                             --------              --------               --------
Total                        $304,765              $284,594               $262,300
                             ========              ========               ========


Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2003.

(dollars in thousands)
Certificates of Deposit
-----------------------
Maturity Period
---------------

Within three months.................................             $11,845
Over three through six months.......................               5,278
Over six through twelve months......................               6,554
Over twelve months..................................               5,695
                                                                 -------
                                                                 $29,372
                                                                 =======
                                       11

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(in thousands)                                                 Years ended December 31,
                                                            ------------------------------
                                                               2003      2002       2001
                                                               ----      ----       ----
Short term borrowings:
Average balance during the year........................     $ 9,081    $9,552     $7,781
Maximum month-end during the year......................      12,859    15,168      9,411
Average interest rate during the year..................        1.09%     1.84%      3.80%
Total short-term borrowings at end of the year.........     $12,859    $9,016     $6,641
Weighted average interest rate at the end of the year..         .99%     1.32%      2.50%

Trust Activities

The Bank operates a Trust Department which provides estate planning, investment management and financial planning to customers. As of December 31, 2003, the Bank acted as trustee for $74.0 million of assets compared to $60.1 million as of December 31, 2002.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $11.9 million in 2003, generating gross revenues for the Company of $112,000.

WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2003 and 2002.


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

         Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve's capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. See "Regulation of the Bank-Regulatory Capital Requirements." The Company's ratios of average equity to average assets for 2003, 2002 and 2001 were 10.86%, 10.45% and 9.98%, respectively.

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

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2004 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately .0154 of insured deposits, will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2003, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5%. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain servicing and purchased credit card relationships, and minus certain other listed assets.

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

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2003.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2003, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2003, the Bank met its reserve requirements.

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

Item  2.  Properties
--------------------


         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and nine additional branch offices. The Bank's total investment in office property and equipment is $ 11.4 million with a net book value of $5.6 million as of December 31, 2003. The Bank currently operates automated teller machines at all ten of its facilities and two automated teller machine only location. The Bank leases three of its locations with minimum lease commitments of $1,915,000 through 2029. The three locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Capital and Dividends" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2003 ("Annual Report") and is incorporated herein by reference.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Company's consolidated financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9.  Changes  In  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

Item 9A.  Controls and Procedures
---------------------------------

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange commission's rules and forms.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" in the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to Lewis J. Critelli, Executive Vice President and Chief Financial Officer, Norwood Financial Corp., 717 Main Street, Honesdale, PA 18431.

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

         (d)               Equity Compensation Plan Information

                                           (a                       (b)                   (c)
                                                                                   Number of securities
                                                                                   remaining available
                                                                                   for future issuance
                                    Number of Securities      Weighted average         under equity
                                    To be issued upon         exercise price of      compensation plans
                                    Exercise of                 outstanding        (excluding securities
                                    Outstanding options,      options, warrants        reflected in
                                    Warrants and rights       and rights                 column(a))
                                    -------------------       ----------                 ----------
Equity Compensation plans
 Approved by shareholders

Stock Option Plan...............            122,713                $ 16.60                 535,420

Equity compensation plans
 not approved by shareholders...                 --                     --                      --

1999 Directors Stock
  Compensation Plan.............             18,894                 $18.55                      --
                                            -------                 ------                 -------
                                            141,607                 $16.85                 535,420
                                            =======                 ======                 =======

         The 1999 Directors Stock Compensation Plan provides for annual grants of options to non-employee directors as of the close of business on the day of the first regularly scheduled board meeting in December of each year. The amounts of such awards are determined by the board or a committee thereof. The exercise price for each option is equal to the fair market value of the stock as of the date of grant. Options generally have terms of ten years and one day from the date of grant and vest over periods ranging from six months to one year from the date of grant. Except in the event of death or disability, optionees may not sell shares acquired on exercise of options within six months of the date of grant. Options are not transferable except in the event of the death of the optionee.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Certain Relationships and Related Transactions".

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference   to  the  section  on  the  Proxy   Statement   captioned   "Proposal
2-Ratification of Appointment of Independent Accountants."


                                     PART IV

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

          (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, together with the related notes and the independent auditors' report of Beard Miller Company LLP. independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                 3(i)   Articles of Incorporation of Norwood Financial Corp.*
                 3(ii)  Bylaws of Norwood Financial Corp.*
                 4.0    Specimen Stock Certificate of Norwood Financial Corp.*
                10.1+   Amended Employment Agreement with William W. Davis, Jr. **


                10.2+   Amended Employment Agreement with Lewis J. Critelli **
                10.3+   Form of Change-in-Control Severance Agreement with
                          seven key employees of the Bank**
                10.4+   Consulting Agreement with Russell L. Ridd***
                10.5+   Norwood Financial Corp. Stock Option Plan****
                10.6+   Salary Continuation Agreement between the Bank and William W. Davis, Jr.**
                10.7+   Salary Continuation Agreement between the Bank and Lewis J. Critelli**
                10.8+   Salary Continuation Agreement between the Bank and Edward C. Kasper**
                10.9+   1999 Directors Stock Compensation Plan**
                10.10+  Salary Continuation Agreement between the Bank and Joseph A. Kneller
                10.11+  Salary Continuation Agreement between the Bank and John H. Sanders
                13      Annual Report to Stockholders for the fiscal year ended December 31, 2003
                21      Subsidiaries of Norwood Financial Corp.
                          (see Item 1. Business General and Subsidiary Activity)
                23      Consent of Independent Accountants.
                31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
                31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO
                32      Certification pursuant to 18 U.S.C. ss.1350, as adopted
                          pursuant to ss.906 of Sarbanes Oxley Act of 2002.

          (b)  Reports on Form 8K - Earnings release January 27, 2004

-------------------------
+        Management contract or compensatory plan or arrangement.

* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28366.

** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 23, 2000, File No. 0-28366.

*** Incorporated by reference into this document from the Exhibit to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366

**** Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORWOOD FINANCIAL CORP.

Dated:  March 19, 2004                      By:/s/William W. Davis, Jr.
                                               ---------------------------------
                                               William W. Davis, Jr.
                                               President, Chief Executive
                                               Officer and Director
                                               (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 19, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.


By:   /s/William W. Davis, Jr.                                By:      /s/Lewis J. Critelli
      --------------------------------------                           --------------------------------------------
      William W. Davis, Jr.                                            Lewis J. Critelli
      President, Chief Executive Officer                               Executive Vice President
        and Chief Financial Officer
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