Form 10-Q
period 2004-03-31
NORWOOD FINANCIAL CORP
filed 2004-05-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2004
                                   --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number   0-28366
                         -------

                             Norwood Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                       23-2828306
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street,  Honesdale,  Pennsylvania                       18431
----------------  ----------  ------------                       -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (570)253-1455
                                                     -------------

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ---        ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act) Yes         No  X
                                                   ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of May 9, 2004
---------------------------------------         -----------------------------
common stock, par value $0.10 per share                 2,643,630

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
Part I   -   CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.      Financial Statements                                                          3
Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                     10
Item 3.      Qualitative and Quantitative Disclosures about Market Risk                    19
Item 4.      Controls and Procedures                                                       19

Part II -    OTHER INFORMATION

Item 1.      Legal Proceedings                                                             20
Item 2.      Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
             Securities                                                                    20
Item 3.      Defaults upon Senior Securities                                               20
Item 4.      Submission of Matters to a Vote of Security Holders                           20
Item 5.      Other Information                                                             20
Item 6.      Exhibits and Reports on Form 8-K                                              21

Signatures                                                                                 22

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                                   March 31,  December 31,
                                                                     2004         2003
                                                                  ---------    ---------
ASSETS
Cash and due from banks                                           $   8,272    $   9,110
Interest bearing deposits with banks                                    186           64
Federal funds sold                                                    6,375            -
                                                                  ---------    ---------
          Cash and cash equivalents                                  14,833        9,174

Securities available for sale                                       116,431      124,823

Securities held to maturity, fair value 2004
   $6,014, 2003: $5,975                                               5,750        5,748
Loans receivable (net of unearned income)                           233,587      233,733
   Less:  Allowance for loan losses                                   3,302        3,267
                                                                  ---------    ---------
Net loans receivable                                                230,285      230,466
Investment in FHLB Stock                                              1,834        2,002
Bank premises and equipment, net                                      5,556        5,596
Foreclosed real estate                                                   22            -
Accrued interest receivable                                           1,724        1,783
Other Assets                                                          7,459        7,891
                                                                  ---------    ---------
    TOTAL ASSETS                                                  $ 383,894    $ 387,483
                                                                  =========    =========

LIABILITIES
  Deposits:
    Non-interest bearing demand                                   $  40,645    $  39,517
    Interest bearing                                                264,795      267,152
                                                                  ---------    ---------
        Total deposits                                              305,440      306,669
    Short-term borrowings                                             9,076       12,859
    Long-term debt                                                   23,000       23,000
    Accrued interest payable                                          1,216        1,309
    Other liabilities                                                 1,116          815
                                                                  ---------    ---------
    TOTAL LIABILITIES                                               339,848      344,652

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value,  authorized 10,000,000 shares          270          270
   Issued 2004:  2,705,715, 2003: 2,705,715 shares
   Surplus                                                            5,001        4,933
   Retained  earnings                                                37,790       37,042
   Treasury stock at cost: 2004: 19,247 shares, 2003: 23,318 xx        (310)        (295)
   Unearned ESOP shares                                                (500)        (550)
   Accumulated other comprehensive income                             1,795        1,431
                                                                  ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                         44,046       42,831
                                                                  ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $ 383,894    $ 387,483
                                                                  =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2004     2003
                                              ------   ------
INTEREST INCOME
  Loans receivable, including fees            $3,552   $3,636
  Securities                                   1,130    1,256
  Other                                            7       33
                                              ------   ------
  Total interest income                        4,689    4,925

INTEREST EXPENSE
  Deposits                                       908    1,305
  Short-term borrowings                           25       25
  Long-term debt                                 323      317
                                              ------   ------
  Total interest expense                       1,256    1,647
                                              ------   ------
NET INTEREST INCOME                            3,433    3,278
PROVISION FOR LOAN LOSSES                        125      165
                                              ------   ------

NET INTEREST INCOME AFTER                      3,308    3,113
  PROVSION FOR LOAN LOSSES

OTHER INCOME
  Service charges and fees                       441      442
  Income from fiduciary activities                86       50
  Net realized gains on sales of securities      178      143
  Gain on sale of loans                           57      140
  Other                                          177      113
                                              ------   ------
  Total other income                             939      888

OTHER EXPENSES
  Salaries and employee benefits               1,302    1,230
  Occupancy, furniture & equipment, net          352      356
  Data processing related                        146      144
  Losses on lease residuals                       90        -
  Taxes, other than income                        91       82
  Professional fees                               85       49
  Other                                          529      605
                                              ------   ------
  Total other expenses                         2,595    2,466
                                              ------   ------

INCOME BEFORE INCOME TAXES                     1,652    1,535
INCOME TAX EXPENSE                               452      425
                                              ------   ------
NET INCOME                                    $1,200   $1,110
                                              ======   ======

BASIC EARNINGS PER SHARE                      $ 0.46   $ 0.43
                                              ======   ======

DILUTED EARNINGS PER SHARE                    $ 0.45   $ 0.42
                                              ======   ======

Cash dividends per share                      $ 0.17   $ 0.16
                                              ======   ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated statement of changes in stockholders' equity (unaudited)

(dollars in thousands)                                                                                     Accumulated
                                    Number of                                                  Unearned    Other
                                    shares         Common               Retained    Treasury   ESOP        Comprehensive
                                    issued         Stock      Surplus   Earnings    Stock      Shares      Income           Total
                                    ------         ------     -------   --------    -----      ------      ------           -----
Balance December 31, 2002           1,803,824        $180      $4,762    $34,082     ($640)     ($750)        $2,491       $40,125
Comprehensive Income:
  Net Income                                                               1,110                                             1,110
Change in unrealized gains
  (losses) on securities
  available for sale, net of
  reclassification adjustment
  and tax effects                                                                                               (324)         (324)
                                                                                                                           -------
Total comprehensive income                                                                                                     786
                                                                                                                           -------
Cash dividends declared,
  $.16 per share                                                            (413)                                             (413)
Three-for-two stock split
  in the form of a
  50% stock dividend                  901,891          90         (91)                                                          (1)
Stock options exercised                                                                 20                                      20
Tax benefit of stock
  options exercised                                                 4                                                            4
Aquisition of treasury stock                                                           (46)                                    (46)
Release of earned ESOP shares                                      39                              49                           88
                                    ---------        ----      ------    -------     -----      -----         ------       -------
Balance, March 31, 2003             2,705,715        $270      $4,714    $34,779     ($666)     ($701)        $2,167       $40,563
                                    =========        ====      ======    =======     =====      =====         ======       =======

                                                                                                           Accumulated
                                    Number of                                                  Unearned    Other
                                    shares         Common               Retained   Treasury    ESOP        Comprehensive
                                    Issued         Stock      Surplus   Earnings    Stock      Shares      Income            Total
                                    ------         -----      -------   --------    -----      ------      ------            -----
Balance December 31, 2003           2,705,715        $270      $4,933    $37,042     ($295)     ($550)        $1,431       $42,831
Comprehensive Income:
  Net Income                                                               1,200                                             1,200
Change in unrealized gains
  (losses) on securities
Available for sale, net of
reclassification adjustment
  and tax effects                                                                                                364           364
                                                                                                                           -------
Total comprehensive income                                                                                                   1,564
                                                                                                                           -------
Cash dividends declared
  $.17 per share                                                            (452)                                             (452)
Stock options exercised                                           (14)                  78                                      64
Tax benefit of stock
  options exercised                                                 1                                                            1
Acquisition of treasury stock                                                          (93)                                    (93)
Release of earned ESOP shares                                      81                              50                          131
                                    ---------        ----      ------    -------     -----      -----         ------       -------
Balance, March 31, 2004             2,705,715        $270      $5,001    $37,790     ($310)     ($500)        $1,795       $44,046
                                    =========        ====      ======    =======     =====      =====         ======       =======

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        2004        2003
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  1,200    $  1,110
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                125         165
  Depreciation                                                                             136         159
  Amortization of intangible assets                                                         13          44
  Deferred income taxes                                                                   (101)       (387)
  Net amortization of securities premiums and discounts                                    110         104
  Net realized gain on sales of securities                                                (178)       (143)
  Earnings on life insurance policy                                                        (79)        (29)
  Net gain on sale of mortgage loans                                                       (57)       (140)
  Mortgage loans originated for sale                                                    (3,557)     (3,729)
  Proceeds from sale of mortgage loans                                                   3,614       3,869
  Tax benefit of stock options exercised                                                     1           4
  Release of ESOP shares                                                                   131          89
  Decrease in accrued interest receivable and other assets                                 675         686
  Increase in accrued interest payable and other liabilities                               118         276
                                                                                      --------    --------
    Net cash provided by operating activities                                            2,145       2,084

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from sales                                                                  6,532       6,122
    Proceeds from maturities and principal reductions on mortgage-backed securities     16,545      23,542
    Purchases                                                                          (14,062)    (25,759)
 (Increase) decrease in investment in FHLB stock                                           168        (195)
 Net increase in loans                                                                     (84)     (2,679)
 Purchase of bank premises and equipment, net                                              (96)        (32)
 Proceeds from sale of foreclosed real estate                                                -          10
  Net cash provided by investing activities                                              9,003       1,009

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              (1,229)      4,062
  Net increase in short term borrowings                                                 (3,783)     (1,065)
  Stock options exercised                                                                   64          19
  Acquisition of treasury stock                                                              -         (46)
  Repurchase of ESOP shares                                                                (93)         (1)
  Cash dividends paid and cash paid in lieu of fractional shares                          (448)       (413)
                                                                                      --------    --------
    Net cash provided by (used in) financing activities                                 (5,489)      2,556
                                                                                      --------    --------
    Increase in cash and cash equivalents                                                5,659       5,649

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           9,174      16,244
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 14,833    $ 21,893
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

2.       Estimates
         ---------

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2003.

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

           The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)

                                                      Three Months Ended
                                                      ------------------
                                                            March 31,
                                                            ---------
                                                         2004        2003
                                                        -----       -----
Basic EPS weighted average shares outstanding           2,636       2,589
Dilutive effect of stock options                           55          37
                                                        -----       -----
Diluted EPS weighted average shares outstanding         2,691       2,626
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



                                                   Three Months ended March 31
                                                   ---------------------------
(in thousands, except for per share data)
                                                        2004         2003
                                                     ---------    ---------
Net income as reported                               $   1,200    $   1,110

Total stock-based employee compensation determined
under fair value based method for all awards, net
of taxes                                                   (36)         (15)
                                                     ---------    ---------

Earnings per share (basic)                           $   1,164    $   1,095
                                                     =========    =========

Earnings per share (basic)
As Reported                                          $     .46    $     .43
Pro forma                                                  .44          .42
Earnings per share (assuming dilution)
As Reported                                                .45          .42
Pro forma                                                  .43          .42


During the first three months ended March 31, 2004, there were 5,615 stock options exercised at an average exercise price of $11.27.

5.       Cash Flow Information
         ---------------------

         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period ended March 31, 2004 and 2003 were $1,350,000 and $1,704,000 respectively. Cash payments for income taxes in 2004 were $2,350 compared to $1,400 in 2003. Non-cash investing activity for 2004 and 2003 included foreclosed mortgage loans and repossession of other assets of $140,000 and $124,000, respectively.

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

(in thousands)                                   Three Months Ended March 31
                                                 ---------------------------

                                                     2004           2003
                                                    ------         ------
Unrealized holding gains/(losses)
  On available for sale securities                  $ 728          $(346)
Reclassification adjustment for gains
  Realized in income                                 (178)          (143)
                                                    -----          -----
Net unrealized gain/(losses)                          550           (489)
Income tax (benefit)                                  186           (165)
                                                    -----          -----
Other comprehensive income                          $ 364          $(324)
                                                    =====          =====



7.       Off Balance Sheet Financial Instruments and Guarantees

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.
         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank's financial instrument commitments is as follows:

                                                          March 31     Dec. 31
                                                           2004          2003
                                                          -------      -------
Commitments to grant loans                                $11,511      $12,197
Unfunded commitments under lines of credit                 27,575       26,269
Standby letters of credit                                   2,213        2,128
                                                          -------      -------
                                                          $41,299      $40,594
                                                          =======      =======

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004 for guarantees under standby letters of credit issued is not material.


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

         The most significant estimates in the preparation of the Company's financial statements are for the allowance for loans losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses calculation under "Allowance for Loan Losses and Non-performing Assets" and in the "Changes in Financial Condition" section below. The Company accounts for their stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Changes in Financial Condition
------------------------------

General
-------

         Total assets as of March 31, 2004 were $383.9 million compared to $387.5 million as of December 31, 2003. The decline was principally due to a decline in securities available for sale and was partially offset by an increase in cash and cash equivalents.

Securities
----------

         The fair value of securities available for sale as of March 31, 2004 was $116.4 million declining from $124.8 million as of December 31, 2003. The decrease was principally due to a decline of $8.4 million in callable bonds of U.S. Government agencies and the sale of $2.4 million of mortgage-backed securities. The Company is reducing its exposure to callable bonds and to mortgage backed securities issued by the Federal National Mortgage Association
(FNMA) and the Federal Home Loan Mortgage Corp. (Freddie Mac). Cash flow from the portfolio was reinvested in short-term corporate bonds and invested in federal funds sold. As a result, federal funds sold totaled $6.4 million as of March 31, 2004, compared to $-0- at year-end.

Loans Receivable
----------------

         Total loans receivable were $233.6 million as of March 31, 2004 compared to $233.7 million as of December 31, 2003. An increase in commercial loans of $3.9 million was offset by a continued decline in indirect lending of $2.8 million.

         The Company's indirect lending portfolio (included in consumer loans to individuals) declined $2.8 million to $25.5 million as of March 31, 2004. As the Company is focusing its efforts on increasing direct and real estate lending through its branch system, it anticipates a further decrease in indirect financing throughout 2004.

         The Company sold $3.6 million of 30 year fixed rate residential mortgages at a gain of $57,000 (included in other income) for the three months ended March 31, 2004. As a result, total residential real estate loans increased only slightly, to total $77.6 million as compared to $77.5 million as of December 31, 2003.

         The Company's automobile leasing portfolio totaled $201,000 as of March 31, 2004 compared to $316,000 at year-end. The Company expects all the remaining leases to mature in 2004, and to have the majority of vehicles liquidated by year-end 2004. The Company maintains a reserve for residual losses (included in other liabilities) which totaled $92,000 as of March 31, 2004 compared to $66,000 as of December 31, 2003.


Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                         March 31, 2004     December 31, 2003
                                           ------------------   -------------------
                                               $           %         $           %
                                            -------     -----     -------     -----
Real Estate-Residential                   $  77,585      33.2%  $  77,459      33.1%
       Commercial                            97,747      41.7      96,276      41.1
       Construction                           3,340       1.4       5,904       2.5
Commercial, financial and agricultural       20,963       9.0      17,022       7.3
Consumer loans to individuals                34,188      14.6      37,219      15.9
Lease financing, net of unearned income         201       0.1         316       0.1
                                          ---------     -----   ---------     -----
  Total loans                               234,024     100.0%    234,196     100.0%
                                                        =====                 =====
  Unearned income and deferred fees            (437)                 (463)
                                          ---------             ---------
                                            233,587               233,733
  Allowance for loan losses                  (3,267)               (3,302)
                                          ---------             ---------
  Net loans receivable                    $ 230,285             $ 230,466
                                          =========             =========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:


                                                  Three
(dollars in thousands)                    Months Ended March 31
                                        ------------------------
                                         2004             2003
                                        -------          -------
Balance, beginning                      $ 3,267          $ 3,146
Provision for loan losses                   125              165
Charge-offs                                 (98)            (133)
Recoveries                                    8               34
                                        -------          -------
  Net charge-offs                           (90)             (99)
                                        -------          -------
Balance, ending                         $ 3,302          $ 3,212
                                        =======          =======

Allowance to total loans                   1.41%            1.46%
Net charge-offs to average loans
    (annualized)                            .16%             .18%


           The allowance for loan losses totaled $3,302,000 as of March 31, 2004 and represented 1.41% of total loans, compared to $3,267,000 at year end, and $3,212,000 as of March 31, 2003. Net charge-offs for the three month period ended March 31, 2004, totaled $90,000 and consisted principally of losses on the sale of repossessed automobiles. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2004 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           As of March 31, 2004, non-performing loans totaled $74,000, which is ..03% of total loans compared to $143,000, or .06% of total loans at December 31, 2003. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                            March 31,         December 31,
                                                  ---------         ------------
                                                    2004                2003
                                                    ----                ----
Loans accounted for on a non accrual basis:
   Commercial and all other                         $   -              $   -
   Real Estate                                         61                125
   Consumer                                             -                  1
                                                    -----              -----
   Total                                               61                125

Accruing loans which are contractually
  Past due 90 days or more                             13                 18
                                                    -----              -----
Total non-performing loans                             74                143
Foreclosed real estate                                 22                  -
                                                    -----              -----
Total non-performing assets                         $  96              $ 143
                                                    =====              =====
Allowance for loans losses
 Coverage of non-performing loans                    44.6x              22.8x
Non-performing loans to total loans                   .03%               .06%
Non-performing assets to total assets                 .03%               .04%



Deposits
--------
           Total deposits as of March 31, 2004 were $305.4 million declining slightly from $306.7 million as of December 31, 2003.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                        March 31,           December 31,
                                              ---------           ------------
                                                2004                  2003
                                                ----                  ----
Non-interest bearing demand                   $40,645               $39,517
Interest bearing demand                        40,539                40,926
Money Market                                   46,900                46,481
Savings                                        56,809                55,895
Time deposits <$100,000                        93,033                94,478
Time deposits >$100,000                        27,514                29,372
                                             --------               --------
     Total                                   $305,440               $306,669
                                             ========               ========

The decline in deposits is principally due to scheduled maturities of school district time deposits.

Short-term Borrowings
---------------------

           Short-term borrowings as of March 31, 2004 were $9.1 million compared to $12.9 million as of December 31, 2003. The decrease was principally due to a lower level of cash management account balances

Off Balance Sheet Arrangements
------------------------------

           The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

           A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                   March 31,     December 31,
                                                     2004          2003
                                                     ----          ----
                                                       (In thousands)
Commitments to grant loans                         $11,511         $12,197
Unfunded commitments under lines of credit          27,575          26,269
Standby letters of credit                            2,213           2,128
                                                   -------         -------
                                                   $41,299         $40,594
                                                   =======         =======

Stockholders' Equity and Capital Ratios
---------------------------------------

           At March 31, 2004, total stockholders' equity totaled $44.0 million, a net increase of $1,215,000 from December 31, 2003. The net increase in stockholders' equity was primarily due to $1,200,000 in net income, that was partially offset by $452,000 of dividends declared. In addition, accumulated other comprehensive income increased $364,000 due to an increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                   March 31, 2004             December 31, 2003
                                   --------------             -----------------
Tier 1 Capital
    (To average assets)                11.02%                      10.52%
Tier 1 Capital
    (To risk-weighted assets)          15.93%                      15.58%
Total Capital
    (To risk-weighted assets)          17.45%                      17.09%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of March 31, 2004 and December 31, 2003.

Liquidity
---------

           As of March 31, 2004, the Company had cash and cash equivalent of $14.8 million in the form of cash, due from banks, federal funs sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $116.4 million which could be used for liquidity needs. This totals $131.2 million and represents 34.2% of total assets compared to $134.0 million and 34.6% of total assets as of December 31, 2003. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2004 and December 31, 2003. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $123.3 million, of which $23 million of long-term borrowings was outstanding as of March 31, 2004 and December 31, 2003

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                              Three Months Ended March 31,
                                                      ---------------------------------------------------------------------------
                                                                      2004                                    2003
                                                      -------------------------------------  ------------------------------------
                                                        Average                   Average     Average                  Average
                                                        Balance     Interest       Rate       Balance     Interest       Rate
                                                        -------     --------       ----       -------     --------       ----
                                                          (2)          (1)          (3)           (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                 $  2,709      $     6         0.89%    $ 11,102       $   33        1.19%
   Interest bearing deposits with banks                    105            1         0.86          293            1        1.37
   Securities held-to-maturity                           5,748          126         8.77        6,205          136        8.77
   Securities available for sale:
     Taxable                                           104,029          864         3.32       97,746          982        4.02
     Tax-exempt                                         18,558          277         5.97       14,642          276        7.54
                                                      --------       ------                  --------       ------
        Total securities available for sale (1)        122,587        1,141         3.72      112,388        1,258        4.48
     Loans receivable (4) (5)                          231,865        3,571         6.16      218,466        3,650        6.68
                                                      --------       ------                  --------       ------
        Total interest earning assets                  363,014        4,845         5.34      348,454        5,078        5.83
Non-interest earning assets:
   Cash and due from banks                               8,254                                  7,925
   Allowance for loan losses                            (3,303)                                (3,206)
   Other assets                                         14,836                                 13,115
                                                      --------                               --------
   Total non-interest earning assets                    19,787                                 17,834
                                                      --------                               --------
Total Assets                                          $382,801                               $366,288
                                                      ========                               ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market            $86,440          131         0.61      $76,129          141        0.74
   Savings                                              56,370           65         0.46       52,535          134        1.02
   Time                                                121,309          712         2.35      130,175        1,030        3.16
                                                      --------       ------                  --------       ------
      Total interest bearing deposits                  264,119          908         1.38      258,839        1,305        2.02
Short-term borrowings                                   10,882           25         0.92        7,790           25        1.28
Long-term debt                                          23,000          323         5.62       23,000          317        5.51
                                                      --------       ------                  --------       ------
   Total interest bearing liabilities                  298,001        1,256         1.69      289,629        1,647        2.27
Non-interest bearing liabilities:
   Demand deposits                                      39,076                                 32,858
   Other liabilities                                     2,183                                  3,331
                                                      --------                               --------
      Total non-interest bearing liabilities            41,259                                 36,189
   Stockholders' equity                                 43,541                                 40,470
                                                      --------                               --------
Total Liabilities and Stockholders' Equity            $382,801                               $366,288
                                                      ========                               ========

Net interest income (tax equivalent basis)                            3,589         3.65%                    3,431        3.55%
                                                                                    ====                                  ====
Tax-equivalent basis adjustment                                        (156)                                 (153)
                                                                     ------                                ------
Net interest income                                                  $3,433                                $3,278
                                                                     ======                                ======
Net interest margin (tax equivalent basis)                                          3.95%                                 3.94%
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

                                                      Increase/(Decrease)
                                         ---------------------------------------------
                                         Three months ended March 31, 2004 Compared to
                                         ---------------------------------------------
                                              Three months ended March 31, 2003
                                         ---------------------------------------------
                                                       Variance due to
                                         ---------------------------------------------
                                                  Volume     Rate        Net
                                         ---------------------------------------------
                                                     (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold ..........................   $   (20)   $    (7)   $   (27)
Interest bearing deposits with banks ........         -          -          -
Securities held to maturity .................       (10)         -        (10)
Securities available for sale:
  Taxable ...................................       336       (454)      (118)
  Tax-exempt securities .....................       259       (258)         1
                                                -------    -------    -------
    Total securities ........................       595       (712)      (117)
Loans receivable ............................       969     (1,048)       (79)
                                                -------    -------    -------
Total interest earning assets ...............     1,534     (1,767)      (233)

Interest bearing liabilities:
  Interest-bearing demand and money market...        83        (93)       (10)
  Savings ...................................        61       (130)       (69)
  Time ......................................       (66)      (252)      (318)
                                                -------    -------    -------
     Total interest bearing deposits ........        78       (475)      (397)
Short-term borrowings .......................        28        (28)         -
Other borrowings ............................         -          6          6
Total interest bearing liabilities ..........       106       (497)      (391)
                                                -------    -------    -------
Net interest income (tax-equivalent basis)...   $ 1,428    $(1,270)   $   158
                                                =======    =======    =======

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of  Operating  Results for The Three  Months Ended March 31, 2004 to
--------------------------------------------------------------------------------
March 31, 2003
--------------

General
-------

           For the three months ended March 31, 2004, net income totaled $1,200,000, an increase of $90,000, or 8.1%, over $1,110,000 earned in the similar period of 2003. Earnings per share for the current period were $.46 basic and $.45 on a diluted basis, compared to $.43 basic and $.42 on a diluted basis for the three months ended March 31,2003. The resulting return on average assets and return on average equity for the three months ended March 31, 2004, were 1.26% and 11.08%, respectively compared to 1.23% and 11.12%, respectively for the similar period in 2003.

The following table sets forth changes in net income:

Dollars in thousands                                  Three months ended
                                                 -------------------------------
                                                 March 31,2004 to March 31, 2003
                                                 -------------------------------
Net income three months ended March 31, 2003                  $1,110

Net interest income                                              155
Provision for loan losses                                         40
Net realized gains on sales of securities                         35
Gains on sale of loans                                           (83)
All other income                                                  99
Salaries and employee benefits                                   (72)
Losses on lease                                                  (90)
residuals
All other expenses                                                33
Income tax effect                                                (27)
                                                              ------

Net income three months ended  March 31, 2004                 $1,200
                                                              ======


Net Interest Income
-------------------

           Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2004, totaled $3,589,000, an increase of $158,000 or 4.6%, over the similar period in 2003. The fte net interest spread and net interest margin were 3.65% and 3.95% increasing from 3.55% and 3.94% for the three months ended March 31, 2003.

           Interest income (fte) totaled $4,845,000 at a yield of 5.34% compared to $5,078,000 and a yield of 5.83% in 2003. The decrease in yield was due in part, to lower short-term interest rates in 2004, with the prime rate at 4.00% and the Federal Funds rate at 1.00% as of March 31, 2004, declining from 4.25% and 1.25%, respectively, as of March 31, 2003. The decrease in rates, was partially offset by an increase in volume. Average loans increased $13.4 million, and represented 63.9% of total average earning assets for the three months ended March 31, 2004 compared to 62.7% for the similar period in the prior year.

           Interest expense for the three months ended March 31, 2004 totaled $1,256,000 at a cost of 1.69% compared to $1,647,000 and 2.27% in the prior period. The cost of each type of deposit decreased in the lower interest rate environment in 2004. The cost of deposits was also favorably impacted by a change in the mix, with a higher percentage of lower costing transaction and savings accounts in 2004. For the three months ended, March 31, 2004, the average transaction and savings accounts to total average deposits was 60.0% compared to 55.4% for the similar period in 2003.

Other Income
------------

           Other income totaled $939,000 for the three months ended March 31, 2004, compared to $888,000 during the similar period in 2003. Net realized gains on sales of securities were $178,000 in 2004 compared to $143,000 in 2003, with the increase principally due to the sale of mortgage-backed securities in 2004. The Company also sold $3.6 million of 30 year fixed rate mortgages, for interest rate risk management, for a gain of $57,000, compared to $140,000 gains on sales of $3.9 million mortgages in 2003.

           Income from fiduciary activities increased $36,000 to $86,000 principally due to an estate fee received in the current period. Earnings on the cash surrender value of bank-owned life insurance (BOLI, included in other) was $79,000 for the three months ended March 31, 2004, increasing from $29,000 in the similar period in 2003. The increase was due to the purchase of an additional $2.5 million of BOLI, during the third quarter of 2003, the proceeds of which are used to fund employee benefit plans.

Other Expense
-------------

           Other expense for the three months ended March 31, 2004 totaled $2,595,000, an increase of $129,000, or 5.2%, when compared to $2,466,000 for the similar period in 2003. Salary and benefits increased $72,000 to $1,302,000, principally due to increases in expense related to the employee stock ownership plan (ESOP) of $29,000 and health care insurance, $13,000. The loss on lease residuals was $90,000 for the current period, with no expense incurred for the similar period in 2003. With 21 vehicles remaining in the portfolio, the company expects this expense to decrease throughout the year.

           The Company has a new branch facility under construction in the Marshalls Creek area of Monroe County. The staff was hired in April. The Company anticipates an increase in salary and occupancy expense as well as certain one-time marketing costs which may be incurred in the second and third quarter.

Income Tax Expense
------------------

           Income tax expense totaled $452,000 for an effective tax rate of 27.4% for the period ending March 31, 2004 compared to $425,000 and 27.7% for the similar period in 2003. The effective tax rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

           There were no significant changes as of March 31, 2004 from the information presented in the Form 10-K for the year-ended December 31, 2003.

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

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                             Issuer  Purchases of
                                             --------------------
                                               Equity Securities
                                             --------------------
                                                                                                            Maximum number
                                                                               Total number of         of shares (or approximate
                                                                               shares purchased        dollar value) that may yet
                                        Total number     Average price       as part of  publicly           be purchased
                                         of shares         paid per            announced plans             under the plans
                                         purchased         share               or programs                  or programs
                                        ------------     -------------       --------------------      ---------------------------
January 1-January 31, 2004                       -                -                    -                         -
February 1-February 29, 2004                     -                -                    -                         -
March 1 - March 31, 2004                      3,544 (1)      $26.24                    -                         -
                                              -----          ------               ------                    ------
                                              3,544          $26.24                    -                         -
                                              =====          ======               ======                    ======

(1) Purchases related to the Company's Employee Stock Ownership Plan (ESOP) related to forfeitures of shares by participants and purchase of shares from participants.


Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

         (a)   3(i)    Articles of  Incorporation  of Norwood  Financial  Corp.*
               3(ii)   Bylaws of Norwood Financial Corp.*
               4.0     Specimen Stock Certificate of Norwood Financial Corp.*
              10.1     Amended Employment Agreement with William W. Davis, Jr.***
              10.2     Amended Employment Agreement with Lewis J. Critelli ***
              10.3     Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
              10.4     Consulting Agreement with Russell L. Ridd**
              10.5     Wayne Bank Stock Option Plan*
              10.6     Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
              10.7     Salary Continuation Agreement between the Bank and Lewis J. Critelli***
              10.8     Salary Continuation Agreement between the Bank and Edward C. Kasper***
              10.9     1999 Directors Stock Compensation Plan***
              10.10    Salary Continuation Agreement between the Bank and Joseph A. Kneller****
              10.11    Salary Continuation Agreement between the Bank and John H. Sanders****
              31.1     Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
              31.2     Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
              32.1     Section 1350 Certification

         (b) Reports on Form 8-K

               On January 27, 2004, the Registrant filed a report on Form 8-K reporting under Item 12 the announcement of earnings for the year ended December 31, 2003. No financial statements were filed with this report.

-------------------
* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.

*** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 20, 2000.

**** Incorporated herein by reference to the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

Signatures
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NORWOOD FINANCIAL CORP.

Date:    May 13, 2004             By:   /s/William W. Davis, Jr.
                                        ----------------------------------------
                                        William W. Davis, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:    May 13, 2004            By:    /s/Lewis J. Critelli
                                        ----------------------------------------
                                        Lewis J. Critelli
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)