Form 10-Q
period 2004-06-30
NORWOOD FINANCIAL CORP
filed 2004-08-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004
                                    --------------------------------------------
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

717 Main Street,  Honesdale,  Pennsylvania                  18431
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (570)253-1455
                                                     -------------
                                      N/A
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

         Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act) Yes         No  X
                                                   ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding as of August 12, 2004
---------------------------------------       ---------------------------------
common stock, par value $0.10 per share                   2,670,825

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                      INDEX


                                                                                      Page
                                                                                    Number
                                                                                    ------
PART I -    CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
            FINANCIAL CORP.

Item 1.     Financial Statements                                                         3
Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   11
Item 3.     Quantitative and Qualitative Disclosures about Market Risk                  23
Item 4.     Controls and Procedures                                                     23

PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings                                                           24
Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity       24
Item 3.     Defaults upon Senior Securities                                             24
Item 4.     Submission of Matters to a Vote of Security Holders                         24
Item 5.     Other Information                                                           25
Item 6.     Exhibits and Reports on Form 8-K                                            25

Signatures                                                                              26


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands)

                                                                    June 30,   December 31,
                                                                     2004         2003
                                                                  ---------    ---------

                                                                       (Unaudited)
ASSETS
Cash and due from banks                                           $   9,651    $   9,110
Interest bearing deposits with banks                                     83           64
Federal funds sold                                                    7,875           --
                                                                  ---------    ---------
          Cash and cash equivalents                                  17,609        9,174

Securities available for sale                                       116,484      124,823

Securities held to maturity, fair value 2004
   $6,014, 2003: $5,975                                               5,718        5,748
Loans receivable (net of unearned income)                           246,220      233,733
   Less:  Allowance for loan losses                                   3,362        3,267
                                                                  ---------    ---------
Net loans receivable                                                242,858      230,466
Investment in FHLB Stock                                              1,976        2,002
Bank premises and equipment, net                                      5,559        5,596
Accrued interest receivable                                           1,638        1,783
Other Assets                                                          8,081        7,891
                                                                  ---------    ---------
    TOTAL ASSETS                                                  $ 399,923    $ 387,483
                                                                  =========    =========

LIABILITIES
  Deposits:
      Non-interest bearing demand                                 $  50,592    $  39,517
      Interest bearing                                              267,407      267,152
                                                                  ---------    ---------
        Total deposits                                              317,999      306,669
  Short-term borrowings                                              15,040       12,859
  Long-term debt                                                     23,000       23,000
  Accrued interest payable                                            1,058        1,309
  Other liabilities                                                      48          815
                                                                  ---------    ---------
TOTAL LIABILITIES                                                   357,145      344,652

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value,  authorized 10,000,000 shares
   issued  2,705,715 shares                                             270          270
   Surplus                                                            5,081        4,933
   Retained  earnings                                                38,467       37,042
   Treasury stock at cost: 2004: 14,097 shares, 2003: 21,318           (228)        (295)
   Unearned ESOP shares                                                (450)        (550)
   Accumulated other comprehensive income (loss)                       (362)       1,431
                                                                  ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                         42,778       42,831
                                                                  ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $ 399,923    $ 387,483
                                                                  =========    =========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)


                                             Three Months Ended      Six Months Ended
                                             ------------------      ----------------
                                                   June 30                June 30
                                             ------------------      ----------------
                                                2004     2003          2004     2003
                                               ------   ------        ------   ------

INTEREST INCOME
  Loans receivable, including fees             $3,564   $3,627        $7,116   $7,263
  Securities                                    1,021    1,157         2,151    2,413
  Other                                            10       32            17       65
                                               ------   ------        ------   ------
    Total interest income                       4,595    4,816         9,284    9,741


INTEREST EXPENSE
  Deposits                                        862    1,222         1,770    2,527
  Short-term borrowings                            32       25            57       50
  Long-term debt                                  321      321           644      638
                                               ------   ------        ------   ------
    Total interest expense                      1,215    1,568         2,471    3,215
                                               ------   ------        ------   ------
NET INTEREST INCOME                             3,380    3,248         6,813    6,526
PROVISION FOR LOAN LOSSES                         165      165           290      330
                                               ------   ------        ------   ------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                      3,215    3,083         6,523    6,196

OTHER INCOME
  Service charges and fees                        473      460           914      902
  Income from fiduciary activities                 69       54           155      104
  Net realized gains on sales of securities        84      243           262      386
  Gain on sale of loans                             5       33            62      173
  Other                                           131      132           308      245
                                               ------   ------        ------   ------
    Total other income                            762      922         1,701    1,810

OTHER EXPENSES
  Salaries and employee benefits                1,262    1,219         2,564    2,449
  Occupancy, furniture & equipment, net           338      359           690      715
  Data processing related                         156      134           302      278
  Losses on lease residuals                        --       25            90       25
  Taxes, other than income                         92       88           183      170
  Professional fees                                71       79           156      128
  Other                                           525      571         1,054    1,176
                                               ------   ------        ------   ------
    Total other expenses                        2,444    2,475         5,039    4,941

INCOME BEFORE INCOME TAXES                      1,533    1,530         3,185    3,065
INCOME TAX EXPENSE                                406      408           858      833
                                               ------   ------        ------   ------
NET INCOME                                     $1,127   $1,122        $2,327   $2,232
                                               ======   ======        ======   ======

BASIC EARNINGS PER SHARE                       $ 0.43   $ 0.43        $ 0.88   $ 0.86
                                               ======   ======        ======   ======

DILUTED EARNINGS PER SHARE                     $ 0.42   $ 0.42        $ 0.86   $ 0.85
                                               ======   ======        ======   ======

Cash dividends per share                       $ 0.17   $ 0.16        $ 0.34   $ 0.32
                                               ======   ======        ======   ======

See accompanying notes to the consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated statement of changes in stockholders' equity (unaudited)

(dollars in thousands, except per share data)

                                                                                                           Accumulated
                                             Number of                                           Unearned  Other
                                             shares     Common             Retained   Treasury   ESOP      Comprehensive
                                             issued     Stock    Surplus   Earnings   Stock      Shares    Income(Loss)      Total
                                             ------     -----    -------   --------   -----      ------    ------------      -----

Balance December 31, 2002                    1,803,824    $180    $4,762    $34,082    ($640)    ($750)        $2,491       $40,125
Comprehensive Income:
  Net Income                                                                  2,232                                           2,232
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax effects                                                                       (46)          (46)
                                                                                                                            -------
Total comprehensive income                                                                                                    2,186
                                                                                                                            -------

Cash dividends declared, $.32 per share                                        (829)                                           (829)
Three-for-two stock split in the form of a
50% stock dividend                             901,891      90       (91)                                                        (1)
Stock options exercised                                                1                  93                                     94
Tax benefit of stock options exercised                                 9                                                          9
Acquisition of treasury stock                                                            (46)                                   (46)
Release of earned ESOP shares                                         95                           100                          195
                                             ---------    ----    ------    -------    -----     -----         ------       -------
Balance, June 30, 2003                       2,705,715    $270    $4,776    $35,485    ($593)    ($650)        $2,445       $41,733
                                             =========    ====    ======    =======    =====     =====         ======       =======

                                                                                                           Accumulated
                                             Number of                                           Unearned  Other
                                             shares     Common             Retained   Treasury   ESOP      Comprehensive
                                             issued     Stock    Surplus   Earnings   Stock      Shares    Income(Loss)      Total
                                             ------     -----    -------   --------   -----      ------    ------------      -----

Balance December 31, 2003                    2,705,715    $270    $4,933    $37,042    ($295)    ($550)        $1,431       $42,831
Comprehensive Income:
  Net Income                                                                  2,327                                           2,327
Change in unrealized gains (losses)on
securities available for sale, net of
reclassification adjustment and tax effects                                                                    (1,793)       (1,793)
                                                                                                                            -------
Total comprehensive income                                                                                                      534
                                                                                                                            -------
Cash dividends declared $.34 per share                                         (902)                                           (902)
Stock options exercised                                              (26)                162                                    136
Tax benefit of stock options exercised                                 9                                                          9
Acquisition of treasury stock                                                            (95)                                   (95)
Release of earned ESOP shares                                        165                           100                          265
                                             ---------    ----    ------    -------    -----     -----          -----       -------
Balance, June 30, 2004                       2,705,715    $270    $5,081    $38,467    ($228)    ($450)         ($362)      $42,778
                                             =========    ====    ======    =======    =====     =====          =====       =======

See accompanying notes to the Consolidated Financial Statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                          2004        2003
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  2,327    $  2,232
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                290         330
  Depreciation                                                                             136         315
  Amortization of intangible assets                                                         26          57
  Deferred income taxes                                                                   (168)       (521)
  Net amortization of securities premiums and discounts                                    260         277
  Net realized gain on sales of securities                                                (262)       (386)
  Earnings on life insurance policy                                                       (158)        (97)
  Net gain on sale of mortgage loans                                                       (62)       (173)
  Proceeds from sale of Bank equipment                                                       6          --
  Gain on sale of foreclosed real estate                                                   (19)         --
  Mortgage loans originated for sale                                                    (3,837)     (4,821)
  Proceeds from sale of mortgage loans                                                   3,899       4,994
  Tax benefit of stock options exercised                                                     9           9
  Release of ESOP shares                                                                   265         195
  Decrease in accrued interest receivable and other assets                                 275         762
  Increase in accrued interest payable and other liabilities                                71         149
                                                                                      --------    --------
    Net cash provided by operating activities                                            3,195       3,322

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
  Proceeds from sales                                                                    6,622      11,941
  Proceeds from maturities and principal reductions on mortgage-backed securities       26,045      40,362
  Purchases                                                                            (27,050)    (57,700)
  Securities held to maturity proceeds                                                      35          35
  (Increase) decrease in investment in FHLB stock                                           26        (228)
  Net increase in loans                                                                (12,892)     (7,742)
  Purchase of bank premises and equipment                                                 (242)        (69)
  Proceeds from sale of foreclosed real estate                                              41          10
                                                                                      --------    --------
    Net cash used in investing activities                                               (7,415)    (13,391)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              11,330      15,340
  Net increase in short term borrowings                                                  2,181      (1,427)
  Stock options exercised                                                                  136          94
  Acquisition of treasury stock                                                            (95)        (46)
  Cash dividends paid and cash paid in lieu of fractional shares                          (897)       (828)
                                                                                      --------    --------
    Net cash provided by financing activities                                           12,655      13,133
                                                                                      --------    --------
    Increase in cash and cash equivalents                                                8,435       3,064

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           9,174      16,244
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 17,609    $ 19,308
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

2.   Estimates
     ---------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future interim period.

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

           The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)

                                                Three Months Ended     Six Months Ended
                                                ------------------     ----------------
                                                     June 30,              June 30,
                                                ------------------     ----------------
                                                   2004    2003           2004    2003
                                                  -----   -----          -----   -----
Basic EPS weighted average shares outstanding     2,642   2,593          2,639   2,591
Dilutive effect of stock options                     57      46             57      41
                                                  -----   -----          -----   -----
Diluted EPS weighted average shares outstanding   2,699   2,639          2,696   2,632
                                                  =====   =====          =====   =====

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


                                                                  Three Months              Six Months
                                                                   ended June               ended June
                                                             ----------------------    ----------------------
In thousands, except for per share data)
                                                                2004         2003         2004         2003
                                                             ---------    ---------    ---------    ---------
Net income as reported                                       $   1,127    $   1,122    $   2,327    $   2,232

Total stock based employee compensation determined
Under fair value based method for all awards, net of taxes         (36)         (15)         (72)         (30)
                                                             ---------    ---------    ---------    ---------


Pro forma net income                                         $   1,091    $   1,107    $   2,255    $   2,193
                                                             =========    =========    =========    =========

Earnings per share (basic)
 As Reported                                                 $     .43    $     .43    $     .88    $     .86
 Pro forma                                                         .41          .43          .85          .85

Earnings per share (assuming dilution)
 As Reported                                                       .42          .42          .86          .85
 Pro forma                                                         .40          .42          .84          .84


During the six months ended June 30, 2004, there were 10,860 stock options exercised at an average exercise price of $12.46.

5.   Cash Flow Information
     ---------------------

         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the periods ended June 30, 2004 and 2003 were $2,722,000 and $3,508,000 respectively. Cash payments for income taxes in 2004 were $954,000 compared to $898,000 in 2003. Non-cash investing activity for 2004 and 2003 included foreclosed mortgage loans and repossession of other assets of $140,000 and $308,000, respectively.

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

(in thousands)
                                          Three Months          Six Months
                                       ------------------    ------------------
                                        Ended June 30          Ended June 30
                                       -------    -------    -------    -------
                                        2004       2003       2004       2003
                                       -------    -------    -------    -------
Unrealized holding gains/(losses)
  on available for sale securities     $(3,186)   $   669    $(2,457)   $   323
Reclassification adjustment for gains
  realized in income                       (84)      (243)      (262)      (386)
                                       -------    -------    -------    -------

Net unrealized gains/(losses)          $(3,270)   $   426    $(2,719)   $   (63)
Income tax (benefit)                    (1,112)       148       (926)       (17)
                                       -------    -------    -------    -------

Other comprehensive income (loss)      $(2,158)   $   278    $(1,793)   $   (46)
                                       =======    =======    =======    =======

7.   Off Balance Sheet Financial Instruments and Guarantees
     ------------------------------------------------------

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

A summary of the Bank's financial instrument commitments is as follows:

                                                 June 30
                                             -----------------
                                               2004      2003
                                             -------   -------

Commitments to grant loans                   $11,734   $11,906
Unfunded commitments under lines of credit    29,472    25,178
Standby letters of credit                      1,930       811
                                             -------   -------

                                             $43,136   $37,895
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004 for guarantees under standby letters of credit issued is not material.

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

Changes in Financial Condition
------------------------------

General
-------

         Total assets as of June 30, 2004 were $399.9 million compared to $387.5 million as of December 31, 2003. The increase was principally due to loan growth of $12.5 million funded in part by $11.3 million of deposit growth.

Securities
----------

         The fair value of securities available for sale as of June 30, 2004 was $116.5 million declining from $124.8 million as of December 31, 2003. The decrease was principally due to a decline of $2.8 million in callable bonds of U.S. Government agencies and the sale of $6.6 million of mortgage-backed securities and corporate bonds. The Company is reducing its exposure to callable bonds and to mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corp. (Freddie Mac). Total mortgage-backed securities decreased $7.0 million from December 31, 2003 to June 30, 2004. Cash flow from the portfolio was reinvested in short-term corporate bonds, U.S. Government Agencies and invested in federal funds sold. As a result, federal funds sold totaled $7.9 million as of June 30, 2004, compared to $-0- at year-end.

Loans Receivable
----------------

         Total loans receivable were $246.2 million as of June 30, 2004, an increase of $12.5 million or 5.1% compared to $233.7 million as of December 31, 2003. An increase in commercial lending was offset by a continued decline in indirect lending of $2.8 million.

         The Company's indirect lending portfolio (included in consumer loans to individuals) declined $4.4 million to $23.9 million as of June 30, 2004. As the Company is focusing its efforts on increasing direct and real estate lending through its branch system, it anticipates a further decrease in indirect financing throughout 2004.

         The Company sold $3.8 million of 30 year fixed rate residential mortgages at a gain of $61,000 (included in other income) for the six months ended June 30, 2004. As a result of a spring home equity campaign, residential real estate loans increased $8.3 million to total $85.8 million compared to $77.5 million as of December 31,2003.

          The Company's automobile leasing portfolio totaled $14,000 as of June 30, 2004 compared to $316,000 at year-end. The Company expects the seven remaining vehicles to be liquidated by September 30 2004. The Company maintains a reserve for residual losses (included in other liabilities) which totaled $26,000 as of June 30, 2004 compared to $66,000 as of December 31, 2003.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

                                             June 30, 2004            December 31, 2003
                                           -----------------        --------------------
                                             Amount       %              Amount       %
                                             ------     -----            ------     -----
Real Estate-Residential                   $  85,790     34.8%         $  77,459     33.1%
                Commercial                  102,730     41.6             96,276     41.1
                Construction                  2,928      1.2              5,904      2.5
Commercial, financial and agricultural       22,847      9.3             17,022      7.3
Consumer loans to individuals                32,309     13.1             37,219     15.9
Lease financing, net of unearned income          14       --                316      0.1
                                          ---------    -----          ---------    -----
  Total loans                               246,618    100.0%           234,196    100.0%

  Unearned income and deferred fees            (398)                       (463)
                                          ---------                   ---------
                                            246,220                     233,733
  Allowance for loan losses                  (3,362)                     (3,267)
                                          ---------                   ---------
  Net loans receivable                    $ 242,858                   $ 230,466
                                          =========                   =========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                      Three Months           Six Months
                                   -------------------     -------------------
                                     Ended June 30           Ended June 30
                                   -------------------     -------------------
 (dollars in thousands)              2004        2003        2004        2003
                                   -------     -------     -------     -------

Balance, beginning                 $ 3,302     $ 3,212     $ 3,267     $ 3,146
Provision for loan losses              165         165         290         330
Charge-offs                           (111)       (119)       (209)       (252)
Recoveries                               6          36          14          70
                                   -------     -------     -------     -------
  Net charge-offs                     (105)        (83)       (195)       (182)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,362     $ 3,294     $ 3,362     $ 3,294
                                   =======     =======     =======     =======

Allowance to total loans              1.37%       1.46%       1.37%       1.46%
Net charge-offs to average loans
    (annualized)                       .17%        .15%        .16%        .16%

           The allowance for loan losses totaled $3,362,000 as of June 30, 2004 and represented 1.37% of total loans, compared to $3,267,000 at year end. Net charge-offs for the six month period ended June 30, 2004, totaled $195,000 and consisted principally of losses on the sale of repossessed automobiles. The
Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2004 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           As of June 30, 2004, non-performing loans totaled $297,000, which is ..12% of total loans compared to $143,000, or .06% of total loans at December 31, 2003. The increase is due to one credit secured by real estate which was 90 days past due as of June 30, 2004. A payment was subsequently made in early July. The borrower is actively working to sell real estate to reduce the debt. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                         June 30 ,2004   December 31, 2003
                                               -------------   -----------------
  Loans accounted for on a non accrual basis:
   Commercial and all other                          $     -            $     -
   Real Estate                                            60                125
   Consumer                                                -                  -
                                                     -------            -------
   Total                                                  60                125

Accruing loans which are contractually
  past due 90 days or more                               237                 18
                                                     -------            -------
Total non-performing loans                               297                143
Foreclosed real estate                                     -                  -
                                                     -------            -------
Total non-performing assets                          $   297            $   143
                                                     =======            =======

Allowance for loans losses
 coverage of non-performing loans                       11.3x              22.8x
Non-performing loans to total loans                      .12%               .06%
Non-performing assets to total assets                    .07%               .04%

Deposits
--------

           Total deposits as of June 30, 2004 were $318.0 million increasing from $306.7 million as of December 31, 2003. The increase in non-interest bearing demand is due in part to new commercial accounts and the seasonality of certain corporate and municipal accounts.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                    June 30, 2004        December 31, 2003
                                          -------------        -----------------

Non-interest bearing demand                   $50,592                $39,517
Interest bearing demand                        45,692                 40,926
Money Market                                   46,649                 46,481
Savings                                        59,625                 55,895
Time deposits <$100,000                        93,033                 94,478
Time deposits >$100,000                        27,514                 29,372
                                             --------               --------

     Total                                   $317,999               $306,669
                                             ========               ========


Short-term Borrowings
---------------------

           Short-term borrowings as of June 30, 2004 were $15.0 million compared to $12.9 million as of December 31, 2003. The increase was principally due to a higher level of cash management account balances.

Off Balance Sheet Arrangements
------------------------------

           The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

           A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                          June 30,  December 31,
                                                          --------  ------------
                                                           2004          2003
                                                           ----          ----
                                                             (In thousands)

Commitments to grant loans                                $11,734       $12,197
Unfunded commitments under lines of credit                 29,472        26,269
Standby letters of credit                                   1,930         2,128
                                                          -------       -------

                                                          $43,136       $40,594
                                                          =======       =======

Stockholders' Equity and Capital Ratios
---------------------------------------

         At June 30, 2004, total stockholders' equity totaled $42.8 million, a net decrease of $53,000 from December 31, 2003. The net change in stockholders' equity was primarily due to $2,327,000 in net income, that was partially offset by $902,000 of dividends declared. In addition, accumulated other comprehensive income decreased $1,793,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

         A comparison of the Company's regulatory capital ratios is as follows:

                                       June 30, 2004        December 31, 2003
                                       -------------        -----------------
Tier 1 Capital
    (To average assets)                   10.99%                   10.52%
Tier 1 Capital
    (To risk-weighted assets)             15.64%                   15.58%
Total Capital
    (To risk-weighted assets)             17.09%                   17.09%

         The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of June 30, 2004 and December 31, 2003.

Liquidity
---------

        As of June 30, 2004, the Company had cash and cash equivalents of $17.6 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $116.5 million which could be used for liquidity needs. This totals $134.1 million and represents 33.5% of total assets compared to $134.0 million and 34.6% of total assets as of December 31, 2003. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of June 30, 2004 and December 31, 2003. Based upon these measures, the Company believes its liquidity is adequate.

         The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $123.8 million, of which $23 million of long-term borrowings was outstanding as of June 30, 2004 and December 31, 2003

Results of Operations
---------------------
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)                                   Three Months Ended June 30,
                                                           ----------------------------------------------------------------------
                                                                       2004                                    2003
                                                           ---------------------------------       ------------------------------
                                                           Average                   Average       Average                Average
                                                           Balance   Interest        Rate          Balance   Interest       Rate
                                                           -------   --------        -----         -------   --------       ----
                                                             (2)        (1)           (3)            (2)        (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $  4,212     $    9           0.85%     $ 10,566   $   31          1.17%
   Interest bearing deposits with banks                        139          1           2.88           117        1          3.42
   Securities held-to-maturity                               5,740        127           8.85         6,196      136          8.78
   Securities available for sale:
     Taxable                                               101,144        753           2.98       100,808      869          3.45
     Tax-exempt                                             17,563        276           6.29        16,778      297          7.08
                                                          --------     ------                     --------   ------
        Total securities available for sale (1)            118,707      1,029                      117,586    1,166          3.97
                                                                                        3.47
     Loans receivable (4) (5)                              241,343      3,598           5.96       223,938    3,645          6.51
                                                          --------     ------                     --------   ------

        Total interest earning assets                      370,141      4,764           5.15       358,403    4,979          5.56

Non-interest earning assets:
   Cash and due from banks                                   9,160                                   8,983
   Allowance for loan losses                                (3,330)                                 (3,260)
   Other assets                                             14,740                                  12,891
                                                            ------                                  ------
        Total non-interest earning assets                   20,570                                  18,614
                                                            ------                                  ------
Total Assets                                              $390,711                                $377,017
                                                          ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market               $ 87,497        127           0.58%     $ 80,453      136          0.68
   Savings                                                  57,336         67           0.47        54,504      130          0.95
   Time                                                    118,121        668           2.26       129,176      956          2.96
                                                          --------     ------                     --------   ------
        Total interest bearing deposits                    262,954        862           1.31       264,133    1,222          1.85

Short-term borrowings                                       12,977         32           0.89         8,684       25          1.15
Long-term debt                                              23,000        321           5.62        23,000      321          5.58
                                                          --------     ------                     --------   ------
        Total interest bearing liabilities                 298,931      1,215           1.63       295,817    1,568          2.12

Non-interest bearing liabilities:
   Demand deposits                                          46,793                                  36,928
   Other liabilities                                         1,554                                   3,059
                                                          --------                                --------
        Total non-interest bearing liabilities              48,347                                  39,987
   Stockholders' equity                                     43,433                                  41,213
                                                          --------                                --------
Total Liabilities and Stockholders' Equity                $390,711                                $377,017
                                                          ========                                ========

Net interest income (tax equivalent basis)                              3,549           3.52%                 3,411          3.44%
                                                                                      ======                               ======
Tax-equivalent basis adjustment                                          (169)                                 (163)
                                                                       ------                                ------
Net interest income                                                    $3,380                                $3,248
                                                                       ======                                ======
Net interest margin (tax equivalent basis)                                              3.84%                                3.81%
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

                                                      Increase/(Decrease)
                                          Three months ended June 30, 2004 Compared to
                                                Three months ended June 30, 2003
                                                       Variance due to
                                                  Net       Volume      Rate
                                                  ---       ------      ----
                                                    (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold .........................   $   (15)   $    (7)   $   (22)
Interest bearing deposits with banks .......         1         (1)        --
Securities held to maturity ................       (16)         7         (9)
Securities available for sale:
  Taxable ..................................        20       (136)      (116)
  Tax-exempt securities ....................        72        (93)       (21)
                                               -------    -------    -------
    Total securities .......................        92       (229)      (137)
Loans receivable ...........................     1,155     (1,202)       (47)
                                               -------    -------    -------
Total interest earning assets ..............     1,217     (1,432)      (215)

Interest bearing liabilities:
  Interest-bearing demand and money market..        55        (64)        (9)
  Savings ..................................        43       (106)       (63)
  Time .....................................       (77)      (211)      (288)
                                          ..   -------    -------    -------
     Total interest bearing deposits .....          21       (381)      (360)
Short-term borrowings ......................        28        (21)         7
Other borrowings ...........................        --         --         --
Total interest bearing liabilities .......          49       (402)      (353)
                                          ..   -------    -------    -------
Net interest income (tax-equivalent basis)..   $ 1,168    $(1,030)   $   138
                                               =======    =======    =======

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2004 to
--------------------------------------------------------------------------------
June 30, 2003
-------------

General
-------

         For the three months ended June 30, 2004, net income totaled $1,127,000, an increase of $5,000, over $1,122,000 earned in the similar period of 2003. Earnings per share for the current period were $.43 basic and $.42 on a diluted basis, compared to $.43 basic and $.42 on a diluted basis for the three months ended June 30, 2003. The resulting return on average assets and return on average equity for the three months ended June 30, 2004, were 1.16% and 10.41%, respectively compared to 1.19% and 10.92%, respectively for the similar period in 2003.

         The following table sets forth changes in net income:

Dollars in thousands                                 Three months ended
                                                 ------------------------------
                                                 June 30, 2004 to June 30, 2003
                                                 ------------------------------
Net income three months ended June 30, 2003                   $1,122
                                                              ------

Net interest income                                              132
Provision for loan losses                                          -
Net realized gains on sales of securities                       (159)
Gains on sale of loans                                           (28)
All other income                                                  27
Salaries and employee benefits                                   (43)
Losses on lease residuals                                         25
All other expenses                                                49
Income tax effect                                                  2
                                                              ------

Net income three months ended  June 30, 2004                  $1,127
                                                              ======


Net Interest Income
-------------------

         Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2004, totaled $3,549,000, an increase of $138,000 or 4.0%, over the similar period in 2003. The fte net interest spread and net interest margin were 3.52% and 3.84% increasing from 3.44% and 3.81% for the three months ended June 30, 2003.

         Interest income (fte) totaled $4,764,000 at a yield of 5.15% compared to $4,979,000 and a yield of 5.56% in 2003. The decrease in yield was due in part, to lower short-term interest rates in 2004, with the average prime rate at 4.00% and the Federal Funds rate at 1.00% as of June 30, 2004, declining from an average of 4.24% and 1.24%, respectively, as of June 30, 2003. The decrease in rates, was partially offset by an increase in volume. Average loans increased $17.4 million, and represented 65.2% of total average earning assets for the three months ended June 30, 2004 compared to 62.5% for the similar period in the prior year.

         Interest expense for the three months ended June 30, 2004 totaled $1,215,000 at a cost of 1.63% compared to $1,568,000 and 2.12% in the prior period. The cost of each type of deposit decreased in the lower interest rate environment in 2004. The cost of deposits was also favorably impacted by a change in the mix, with a higher percentage of lower costing transaction and savings accounts in 2004. For the three months ended, June 30, 2004, the average transaction and savings accounts to total average deposits was 61.9% compared to 57.0% for the similar period in 2003.

Other Income
------------

         Other income totaled $762,000 for the three months ended June 30, 2004, compared to $922,000 during the similar period in 2003. Net realized gains on the sales of securities were $84,000 in 2004, declining from $243,000 in the similar period of 2003. The decrease was principally due to gains on corporate bonds sold in 2003. Service charges and fees increased $13,000 to $473,000, principally due to increased fees related to customer non-sufficient funds as a result of the increase in checking accounts. Earnings on the cash surrender value of bank-owned life insurance (BOLI, included in other) was $92,000 for the three months ended June 30, 2004, increasing from $78,000 in the similar period of 2003. The increase was due to the purchase of an additional $2.5 million of BOLI, during the third quarter of 2003, the proceeds of which were used to offset expenses of employee benefit plans.

Other Expenses
--------------

         Other expenses for the three months ended June 30, 2004 totaled $2,444,000, a decrease of $31,000. Salaries and employee benefits increased $43,000 to $1,262,000 principally due to increases in expense related to the Employee Stock Ownership Plan (ESOP) of $18,000 and health insurance cost of $12,000. The expense associated with losses on lease residuals was -0- for 2004 compared to $25,000 for the similar period of 2003. The Company expects to sell the remaining seven vehicles by September 30, 2004.

         In July, the Company opened a new branch in the Marshalls Creek area of Monroe County. The Company anticipates an increase in salary and occupancy expense as well as certain one-time marketing costs, which may be incurred during the third quarter.

Income Tax Expense
------------------

           Income tax expense totaled $406,000 for an effective tax rate of 26.5% for the three months ended June 30, 2004 compared to $408,000 and 26.7% for the similar period in 2003. The effective rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.

Results of Operations
NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)                                   Sux Months Ended June 30,
                                                           ----------------------------------------------------------------------
                                                                       2004                                    2003
                                                           ---------------------------------       ------------------------------
                                                           Average                   Average       Average                Average
                                                           Balance   Interest        Rate          Balance   Interest       Rate
                                                           -------   --------        -----         -------   --------       ----
                                                             (2)        (1)           (3)            (2)        (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $  3,461     $   16         0.92%       $ 10,832    $    65        1.20%
   Interest bearing deposits with banks                        122          1         1,54             154          1        1.30
   Securities held-to-maturity                               5,744        253         8.81           6,201        272        8.77
   Securities available for sale:
     Taxable                                               102,586      1,596         3.11          99,285      1,851        3.73
     Tax-exempt                                             18,060        581         6.43          15,716        573        7.29
                                                          --------     ------                     --------    -------
        Total securities available for sale (1)            120,646      2,177         3.61         115,001      2,424        4.22


     Loans receivable (4) (5)                              236,604      7,169         6.06         221,217      7,295        6.60
                                                          --------     ------                     --------    -------
        Total interest earning assets                      366,577      9,616         5.25         353,405     10,057        5.69

Non-interest earning assets:
   Cash and due from banks                                   8,637                                   8,459
   Allowance for loan losses                                (3,316)                                 (3,233)
   Other assets                                             14,858                                  13,051
                                                          --------                                --------
        Total non-interest earning assets                   20,179                                  18,277
                                                          --------                                --------
Total Assets                                              $386,756                                $371,682
                                                          ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market               $ 86,968        258         0.59%       $ 78,303        277        0.71%
   Savings                                                  56,853        132         0.46          53,524        264        0.99
   Time                                                    119,715      1,380         2.31         129,673      1,986        3.06
                                                          --------     ------                     --------    -------
        Total interest bearing deposits                    263,536      1,770         1.34         261,500      2,527        1.93

Short-term borrowings                                       11,930         57         0.96           8,240         50        1.21
Long-term debt                                              23,000        644         5.60          23,000        638        5.55
                                                          --------     ------                     --------    -------
        Total interest bearing liabilities                 298,466      2,471         1.66         292,740      3,215        2.20

Non-interest bearing liabilities:
   Demand deposits                                          42,936                                  34,904
   Other liabilities                                         1,867                                   3,195
                                                          --------                                --------
        Total non-interest bearing liabilities              44,803                                  38,099
   Stockholders' equity                                     43,487                                  40,843
                                                          --------                                --------
Total Liabilities and Stockholders' Equity                $386,756                                $371,682
                                                          ========                                ========

Net interest income (tax equivalent basis)                              7,145         3.59%                     6,842        3.49%
                                                                                    ======                                 ======
Tax-equivalent basis adjustment                                          (332)                                   (316)
                                                                      -------                                  ------
Net interest income                                                   $ 6,813                                  $6,526
                                                                      =======                                  ======
Net interest margin (tax equivalent basis)                                            3.90%                                  3.87%
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

                                                    Increase/(Decrease)
                                         Six months ended June 30, 2004 Compared to
                                              Six months ended June 30, 2003
                                                      Variance due to
                                                 Net     Volume        Rate
                                                 ---     ------        ----
                                                 (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold .........................   $   (36)   $   (13)   $   (49)
Interest bearing deposits with banks .......        --         --         --
Securities held to maturity ................       (22)         3        (19)
Securities available for sale:
  Taxable ..................................       162       (417)      (255)
  Tax-exempt securities ....................       155       (147)         8
                                               -------    -------    -------
    Total securities .......................       317       (564)      (247)
Loans receivable ...........................     1,035     (1,161)      (126)
                                               -------    -------    -------
    Total interest earning assets...........     1,294     (1,735)      (441)

Interest bearing liabilities:
  Interest-bearing demand and money market..        65        (84)       (19)
  Savings ..................................        45       (177)      (132)
  Time .....................................      (145)      (461)      (606)
                                               -------    -------    -------
    Total interest bearing deposits ........      (35)      (722)      (757)
Short-term borrowings ......................        34        (27)         7
Other borrowings ...........................        --          6          6
                                               -------    -------    -------
    Total interest bearing liabilities......        (1)      (743)      (744)
                                               -------    -------    -------
Net interest income (tax-equivalent basis)..   $ 1,295    $  (992)   $   303
                                               =======    =======    =======

(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of operating results for six months ended June 30, 2004 and June 30, 2003.

General
-------

         For the six months ended June 30, 2004, net income totaled $2,327,000 which represents an increase of $95,000, or 4.3%, when compared to $2,232,000 earned in the similar period of 2003. Basic and diluted earnings per share were $.88 and $.86, respectively in 2004 compared to $.86 and $.85, respectively in 2003. The resulting return on average assets for the six months ended June 30, 2004 was 1.21%, with a return on average equity of 10.76%.

         The following table sets forth changes in net income:

Dollars in thousands
Net income six months ended June 30, 2003                   $ 2,232
                                                            =======
Net interest income
                                                                287
Provision for loan losses
                                                                 40
Net realized gains on sales of securities
                                                               (124)
Gains on sale of loans
                                                               (111)
All other income
                                                                126
Salaries and employee benefits
                                                               (115)
Losses on lease
residuals                                                       (65)
All other expenses
                                                                 82
Income tax effect
                                                                (25)
                                                            -------
Net income six months ended  June 30, 2004                  $ 2,327
                                                            =======

Net Interest Income

         Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2004 totaled $7,145,000, an increase of $303,000, or 4.4% over the similar period in 2003. The fte net interest spread and net interest margin were 3.59% and 3.90%, increasing from 3.49% and 3.87% for the six months ended June 30, 2003.

         Interest income (fte) totaled $9,616,000 with yield of 5.25% compared to $10,057,000 and yield of 5.69% in 2003. The decrease in yield was due in part to lower short term interest rates in 2004. The decrease in rates was partially offset by an increase in volume and change in asset mix. Average loans increased $15.2 million and represented 64.5% of total average earning assets for the six months ended June 30, 2004 compared to 62.6% for the similar period in 2003.

         Interest expense for the six months ended June 30, 2004 totaled $2,471,000 at a cost of 1.66% compared to $3,215,000 and 2.20% in the prior year. The cost of each type of deposit decreased in the lower interest rate environment in 2004. The cost of deposits was also favorably impacted by a change in the mix, with a higher percentage of lower costing transaction and savings accounts in 2004. For the six months ended June 30, 2004, the average transaction and savings accounts to total average deposits was 60.9% compared to 56.3% for the similar period in 2003.

Other Income
------------

         Other income totaled $1,701,000 for the six months ended June 30, 2004 compared to $1,810,000 for the similar period in 2003. Net realized gains on sales of securities were $262,000 in 2004, declining from $386,000 in 2003, on the sale of $11.9 million. The decrease was principally due to gains on corporate bonds sold in 2003. Gains on sales of loans was $61,000 on the sale of $3.8 million in 2004 decreasing from $173,000 on the sale of $5.0 million in 2003. Income from fiduciary activities increased $51,000, to $155,000 due to higher level of estate fees collected in 2004. Earnings on the cash surrender value of BOLI (included in Other) was $158,000 for the six months ended June 30, 2004 increasing from $97,000 in the similar period of 2003. The increase was due to the purchase of an additional $2.5 million of BOLI (included in Other Assets) during the third quarter of 2003, which was used to offset expenses of employee benefit plans.

Other Expense
-------------

         Other expense totaled $5,039,000 for the six months ended June 30, 2004, an increase of $98,000, or 2%, over the $4,941,000 in the similar period of 2003.

           Salaries and employee benefits increased $115,000 to $2,564,000 principally due to increases in ESOP expense, $47,000, and health insurance costs of $25,000. The expense associated with losses on lease residuals was $90,000 in the current period compared to $25,000 for the similar period in 2003. The Company expects to sell the remaining seven vehicles by September 30, 2004.
           In July, the Company opened a new branch in the Marshalls Creek area of Monroe County. As a result, the Company anticipates an increase in salary and occupancy expense, as well as certain one-time marketing costs, which may be incurred during the third quarter.

Income Tax Expense
------------------

         Income tax expense totaled $858,000 for an effective tax rate of 26.9% for the six months ended June 30, 2004, compared to $833,000 and 27.2% for the similar period in 2003. The effective rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market Risk
-----------

         There were no significant changes as of June 30, 2004 from the information presented in the Form 10-K for the year-ended December 31, 2003.

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

Part II. Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                           Issuer  Purchases of
                                           --------------------
                                             Equity Securities
                                             -----------------
                                                                                               Maximum number
                                                                    Total number of       of shares (or approximate
                                                                    ---------------       -------------------------
                                                                    shares purchased      dollar value) that may yet
                                                                    ----------------      --------------------------
                              Total number      Average price     as part of  publicly         be purchased
                              ------------      -------------     --------------------        -------------
                               of shares          paid per          announced plans           under the plans
                               ---------          --------          ---------------           ---------------
                               purchased          share             or programs                 or programs
                               ---------          -----             -----------                 -----------
April 1 - April 30, 2004              95  (1)      $26.24                   -                          -
May 1 - May 31, 2004                   -                -                   -                          -
June 1 - June 30, 2004                 -                -
                                   -----           ------              ------                     ------
                                      95           $26.24                   -                          -
                                   =====           ======              ======                     ======

(1) Purchases related to the Company's Employee Stock Ownership Plan (ESOP) related to forfeitures of shares by participants and purchase of shares from participants.


Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 27, 2004. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2007.

                                            FOR      WITHHELD
                                            ---      --------

Russell L. Ridd                          2,041,358    141,130
Richard L. Snyder                        2,132,601     49,877

There were no abstentions or broker non-votes.

Ratify the appointment of Beard Miller company LLP as independent accountant of the Company for the fiscal year ending December 31, 2004.

                                            FOR      AGAINST        ABSTAIN
                                            ---      -------        -------

                                         2,041,358    32,817             --

There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

      (a)    3(i)   Articles of  Incorporation  of Norwood  Financial  Corp.*
             3(ii)  Bylaws of Norwood Financial Corp.*
             4.0    Specimen Stock Certificate of Norwood Financial Corp.*
            10.1    Amended Employment Agreement with William W. Davis, Jr.***
            10.2    Amended Employment Agreement with Lewis J. Critelli ***
            10.3    Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
            10.4    Consulting Agreement with Russell L. Ridd**
            10.5    Wayne Bank Stock Option Plan*
            10.6    Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
            10.7    Salary Continuation Agreement between the Bank and Lewis J. Critelli***
            10.8    Salary Continuation Agreement between the Bank and Edward C. Kasper***
            10.9    1999 Directors Stock Compensation Plan***
            10.10   Salary Continuation Agreement between the Bank and Joseph A. Kneller****
            10.11   Salary Continuation Agreement between the Bank and John H. Sanders****
            31.1    Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
            31.2    Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
            32      Section 1350 Certification


         (b) Reports on Form 8-K

     On April 21, 2004, the Registrant filed a report on Form 8-K reporting under Item 12 the announcement of earnings for the quarter ended March 31, 2004. No financial statements were filed with this report.

---------------------------
* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.
** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.
*** Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 20, 2000.
**** Incorporated herein by reference to the identically numbered exhibit to the Registrants Form 10-K filed with the Commission on March 22, 2004.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NORWOOD FINANCIAL CORP.


Date:    August 13, 2004              By: /s/William W. Davis, Jr.
                                          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    August 13, 2004              By: /s/Lewis J. Critelli
                                          --------------------------------------
                                          Lewis J. Critelli
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)