Form 10-Q
period 2004-09-30
NORWOOD FINANCIAL CORP
filed 2004-11-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 2004
                                     ------------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding as November 10, 2004
---------------------------------------         --------------------------------
common stock, par value $0.10 per share                     2,693,118

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                      INDEX



                                                                          Page
                                                                          Number
PART I -   CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
           FINANCIAL CORP.

Item 1.    Financial Statements                                              3
Item 2.    Management's Discussion and Analysis of Financial
             Condition and results of Operations                            11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk       23
Item 4.    Controls and Procedures                                          23

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                                24
Item 2.    Unregistered Sales of Equity Securities and Use of
             Proceeds and Issuer Purchases of Equity Securities             24
Item 3.    Defaults upon Senior Securities                                  24
Item 4.    Submission of Matters to a Vote of Security Holders              24
Item 5     Other Information                                                24
Item 6     Exhibits                                                         24

Signatures                                                                  26

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                       September 30,  December 31,
                                                          2004          2003
                                                          ----          ----
                                                       Unaudited
ASSETS
Cash and due from banks                                  $  10,290    $   9,110
Interest bearing deposits with banks                           101           64
Federal funds sold                                             610         --
                                                         ---------    ---------
          Cash and cash equivalents                         11,001        9,174

Securities available for sale                              111,100      124,823
Securities held to maturity, fair value 2004
   $5,912, 2003: $5,975
                                                             5,720        5,748
Loans receivable (net of unearned income)                  256,919      233,733
   Less:  Allowance for loan losses                          3,418        3,267
                                                         ---------    ---------
Net loans receivable                                       253,501      230,466
Investment in FHLB Stock                                     2,183        2,002
Bank premises and equipment, net                             5,602        5,596
Accrued interest receivable                                  1,667        1,783
Other assets                                                 7,797        7,891
                                                         ---------    ---------
    TOTAL ASSETS                                         $ 398,571    $ 387,483
                                                         =========    =========

LIABILITIES
   Deposits:
     Non-interest bearing demand                         $  51,752    $  39,517
     Interest bearing                                      266,193      267,152
        Total deposits                                     317,945      306,669
   Short-term borrowings                                    11,194       12,859
   Long-term debt                                           23,000       23,000
   Accrued interest payable                                  1,136        1,309
   Other liabilities                                           508          815
                                                         ---------    ---------
    TOTAL LIABILITIES                                      353,783      344,652

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value, authorized
     10,000,000 shares issued  2,705,715 shares                270          270
   Surplus                                                   5,180        4,933
   Retained  earnings                                       39,338       37,042
   Treasury stock at cost: 2004: 12,597 shares, 2003:
     21,318                                                   (204)        (295)
   Unearned ESOP shares                                       (400)        (550)
   Accumulated other comprehensive income                      604        1,431
                                                         ---------    ---------
   TOTAL STOCKHOLDERS' EQUITY                               44,788       42,831
                                                         ---------    ---------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                  $ 398,571    $ 387,483
                                                         =========    =========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                                          Three Months Ended              Nine Months Ended
                                                              September 30                    September 30
                                                          ---------------------         ----------------------
                                                            2004          2003            2004          2003
                                                          ------         ------         --------       -------
INTEREST INCOME
  Loans receivable, including fees                        $3,770         $3,590          $10,886       $10,853
  Securities                                               1,004          1,148            3,155         3,561
  Other                                                        8             22               25            87
                                                          ------         ------          -------       -------
    Total interest income                                  4,782          4,760           14,066        14,501

INTEREST EXPENSE
  Deposits                                                   858          1,114            2,628         3,641
  Short-term borrowings                                       46             23              103            73
  Long-term debt                                             320            324              964           962
                                                          ------         ------          -------       -------
    Total interest expense                                 1,224          1,461            3,695         4,676
                                                          ------         ------          -------       -------
NET INTEREST INCOME                                        3,558          3,299           10,371         9,825
PROVISION FOR LOAN LOSSES                                    100            165              390           495
                                                          ------         ------          -------       -------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                                 3,458          3,134            9,981         9,330
                                                          ------         ------          -------       -------
OTHER INCOME
  Service charges and fees                                   575            489            1,489         1,391
  Income from fiduciary activities                            83             85              238           189
  Net realized gains on sales of securities                   51            156              313           542
  Gain on sale of loans                                        1             19               63           192
  Other                                                      161            136              469           381
                                                          ------         ------          -------       -------
    Total other income                                       871            885            2,572         2,695
                                                          ------         ------          -------       -------
OTHER EXPENSES
  Salaries and employee benefits                           1,276          1,232            3,840         3,681
  Occupancy, furniture & equipment, net                      335            346            1,025         1,061
  Data processing related                                    149            137              451           415
  Losses on lease residuals                                   --             --               90            25
  Taxes, other than income                                     2             (3)             185           167
  Professional fees                                           77             67              233           195
  Other                                                      670            638            1,724         1,814
                                                          ------         ------          -------       -------
    Total other expenses                                   2,509          2,417            7,548         7,358
                                                          ------         ------          -------       -------

INCOME BEFORE INCOME TAXES                                 1,820          1,602            5,005         4,667
INCOME TAX EXPENSE                                           500            408            1,358         1,241
                                                          ------         ------          -------       -------
NET INCOME                                                $1,320         $1,194          $ 3,647       $ 3,426
                                                          ======         ======          =======       =======

BASIC EARNINGS PER SHARE                                  $ 0.50         $ 0.46          $  1.38       $  1.32
                                                          ======         ======          =======       =======

DILUTED EARNINGS PER SHARE                                $ 0.49         $ 0.45          $  1.35       $  1.30
                                                          ======         ======          =======       =======

Cash dividends per share                                  $ 0.17          $0.16          $  0.51       $  0.48
                                                          ======          =====          =======       =======


See accompanying notes to the consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated statements of changes in stockholders' equity (unaudited)

(dollars in thousands, except per share
data)                                       Number of
                                            shares         Common             Retained   Treasury
                                            issued         Stock    Surplus   Earnings   Stock
                                            ---------      -----    -------   --------   --------

Balance December 31, 2002                   1,803,824       $180     $4,762    $34,082    ($640)
Comprehensive Income:
  Net Income                                                                     3,426
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects


Total comprehensive income


Cash dividends declared, $.48 per share                                         (1,248)
Three-for-two stock split in the form of
a 50% stock dividend                         901,891          90        (91)
Stock options exercised                                                 (24)                358
Tax benefit of stock options exercised                                   20
Acquisition of treasury stock                                                               (46)
Release of earned ESOP shares                                           168
                                            ---------       ----     ------    -------    -----
Balance, September 30, 2003                 2,705,715       $270     $4,835    $36,260    ($328)
                                            =========       ====     ======    =======    =====


                                            Number of
                                            shares         Common              Retained   Treasury
                                            Issued         Stock     Surplus   Earnings   Stock
                                            ---------      -----    -------   --------   --------
Balance December 31, 2003                   2,705,715       $270     $4,933    $37,042    ($295)
Comprehensive Income:
  Net Income                                                                     3,647
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects

Total comprehensive income


Cash dividends declared $.51 per share                                          (1,351)
Stock options exercised                                                 (20)                186
Tax benefit of stock options exercised                                   14
Acquisition of treasury stock                                                               (95)
Release of earned ESOP shares                                           253
                                            ---------       ----     ------    -------    -----
Balance, September 30, 2004                 2,705,715       $270     $5,180    $39,338    ($204)
                                            =========       ====     ======    =======    =====


(dollars in thousands, except per share                    Accumulated
data)                                          Unearned    Other
                                               ESOP        Comprehensive
                                               Shares      Income(Loss)      Total
                                               ------      -------------     --------

Balance December 31, 2002                        ($750)        $2,491         $40,125
Comprehensive Income:
  Net Income                                                                    3,426
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects                                                        (1,092)         (1,092)
                                                                              -------

Total comprehensive income                                                      2,334
                                                                              -------

Cash dividends declared, $.48 per share                                        (1,248)
Three-for-two stock split in the form of
a 50% stock dividend                                                               (1)
Stock options exercised                                                           334
Tax benefit of stock options exercised                                             20
Acquisition of treasury stock                                                     (46)
Release of earned ESOP shares                      149                            317
                                                 -----         ------         -------
Balance, September 30, 2003                      ($601)        $1,399         $41,835
                                                  ====         ======         =======

                                                            Accumulated
                                                Unearned    Other
                                                ESOP        Comprehensive
                                                Shares      Income (Loss)     Total
                                               ------      -------------     --------
Balance December 31, 2003                        ($550)        $1,431        $42,831
Comprehensive Income:
  Net Income                                                                   3,647
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects                                                          (827)          (827)
                                                                               -----
Total comprehensive income                                                     2,820
                                                                               -----

Cash dividends declared $.51 per share                                        (1,351)
Stock options exercised                                                          166
Tax benefit of stock options exercised                                            14
Acquisition of treasury stock                                                    (95)
Release of earned ESOP shares                      150                           403
                                                 -----           ----        -------
Balance, September 30, 2004                      ($400)          $604        $44,788
                                                  ====           ====        =======

See accompanying notes to the Consolidated Financial Statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                                     Nine  Months Ended
                                                                                                     -----------------
                                                                                                       September 30,
                                                                                                       -------------
                                                                                                  2004               2003
                                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                     $ 3,647             $ 3,426
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Provision for loan losses                                                                        390                 495
  Depreciation                                                                                     407                 464
  Amortization of intangible assets                                                                 39                  70
  Deferred income taxes                                                                           (221)               (583)
  Net amortization of securities premiums and discounts                                            404                 414
  Net realized gain on sales of securities                                                        (313)               (542)
  Earnings on life insurance policy                                                               (236)               (168)
  Net gain (loss) on sale of bank premises and equipment and foreclosed real estate                (12)                 (9)
  Net gain on sale of mortgage loans                                                               (63)               (192)
  Mortgage loans originated for sale                                                            (3,966)             (7,060)
  Proceeds from sale of mortgage loans                                                           4,029               7,252
  Release of ESOP shares                                                                           403                 317
  Tax benefit of stock options exercised                                                            14                  20
  Decrease in accrued interest receivable and other assets                                         644                 971
  Increase in accrued interest payable and other liabilities                                       162                 156
                                                                                               -------             -------
    Net cash provided by operating activities                                                    5,328               5,049
                                                                                               -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from sales                                                                         11,537              16,636
    Proceeds from maturities and principal reductions on mortgage-backed securities             31,501              60,077
    Purchases                                                                                  (30,666)            (90,850)
  Securities held to maturity proceeds                                                              35                  35
  Increase  in investment in FHLB stock                                                           (181)               (298)
  Net increase in loans                                                                        (23,684)            (11,775)
  Purchase of life insurance policy                                                                 --              (2,550)
  Purchase of bank premises and equipment, net of sales                                           (423)               (107)
  Proceeds from sale of bank equipment and foreclosed real estate                                   44                  44
                                                                                               -------             -------
                                                                                                    --                  --
  Net cash used in investing activities                                                        (11,837)            (28,788)
                                                                                               -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                      11,276              23,608
  Net (decrease) increase in short term borrowings                                              (1,665)                909
  Stock options exercised                                                                          166                 334
  Acquisition of treasury stock                                                                    (95)                (46)
  Cash dividends paid and cash paid in lieu of fractional shares                                (1,346)             (1,244)
                                                                                               -------             -------
    Net cash provided by financing activities                                                    8,336              23,561
                                                                                               -------             -------
    Increase in cash and cash equivalents                                                        1,827               (178)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   9,174              16,244
                                                                                               -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $11,001             $16,066
                                                                                               =======             =======

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

2.   ESTIMATES
     ---------
     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future interim period.

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

     The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)
                                                                              Three Months Ended        Nine Months Ended
                                                                                 September 30,            September 30,
                                                                                 -------------            --------------
                                                                               2004         2003        2004          2003
                                                                               ----       ------        ----          ----
Basic EPS weighted average shares outstanding                                 2,650        2,614         2,644        2,599
Dilutive effect of stock options                                                 53           57            55           47
                                                                              ------       -----         -----        -----
Diluted EPS weighted average shares outstanding                               2,703        2,671         2,699        2,646
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

                                                                              Three Months           Nine Months
                                                                           Ended September 30,   Ended September 30,
                                                                           -------------------   -------------------
In thousands, except for per share data)                                   2004        2003        2004        2003
                                                                           ----        ----        ----        ----
Net income as reported                                                     $1,320      $1,194      $3,647      $3,426

Total stock based employee compensation determined
 under fair value based method for all awards, net of taxes                   (36)        (10)       (108)        (40)
                                                                           ------      ------      ------      ------
Pro forma net income                                                       $1,284      $1,184      $3,539      $3,386
                                                                           ======      ======      ======      ======

Earnings per share (basic)
As Reported                                                                $  .50     $   .46      $ 1.38      $ 1.32
Pro forma                                                                     .49         .45        1.34        1.30
                                                                              .49         .45
Earnings per share (assuming dilution)
As Reported                                                                   .49         .45        1.35        1.30
Pro forma                                                                     .48         .44        1.31        1.28


During the nine months ended September 30, 2004, there were 12,360 stock options exercised at an average exercise price of $13.38.

5.   CASH FLOW INFORMATION
     ---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Cash payments for interest for the periods ended September 30, 2004 and 2003 were $3,868,000 and $4,882,000 respectively. Cash payments for income taxes in 2004 were $1,381,000 compared to $1,351,000 in 2003. Non-cash investing activity for 2004 and 2003 included foreclosed mortgage loans and repossession of other assets of $259,000 and $492,000, respectively.

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

(in thousands)                                            Three Months           Nine Months
-------------                                             ------------           ----------
                                                        Ended September 30     Ended September 30
                                                        ------------------    -------------------

                                                         2004        2003          2004        2003
                                                      -------      ------       -------      ------
Unrealized holding gains/(losses)
  on available for sale securities                    $  1,514     $(1,428)     $  (940)     $(1,105)
Reclassification adjustment for gains
  realized in income                                       (51)       (156)        (313)        (542)
                                                      ----------   -------      -------      -------
Net unrealized gains/(losses)                            1,463      (1,584)      (1,253)      (1,647)

Income tax (benefit)                                       497        (538)        (426)        (555)
                                                      --------     -------      -------      -------
Other comprehensive income (loss)                     $    966     $(1,046)     $  (827)     $(1,092)
                                                      ========     =======      =======      =======


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

A summary of the Bank's financial instrument commitments is as follows:

       (in thousands)                                           September 30
                                                           ---------------------
                                                             2004         2003
                                                             ----         ----
Commitments to grant loans                                 $14,815       $12,161
Unfunded commitments under lines of credit                  30,538        26,019
Standby letters of credit                                    1,358         1,104
                                                           -------       -------

                                                           $46,711       $39,284
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

     The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004 for guarantees under standby letters of credit issued is not material.

8.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     During March 2004, the Financial Accounting Standards Board (FASB) issued an exposure draft of a new standard entitled "Share Based Payment," which would amend FASB Statement No. 123 and FASB Statement No. 95, "Statement of Cash Flows." The new accounting standard, as proposed, would require the expensing of stock options issued by the Company in the financial statements using a fair-value-based method and would be effective for periods beginning after June 15, 2005. See Note 4 "Stock Option Plans" for pro forma disclosures regarding the effect on net income and income per share if we had applied the fair value recognition provisions of the SFAS No. 123. Depending on the method adopted by the Company to calculate stock-based compensation expense upon the adoption of Share Based Payment, the pro forma disclosure in Note 4 may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005.

     In March 2004, the SEC released Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance about the measurements of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 did not have a material effect on our consolidated financial statements.

     In March  2004,  The FASB's  Emerging  Issues Task Force  (EITF)  reached a consensus on EITF Issue No., 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance regarding the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and to equity securities accounted for under the cost method. Included in EITF 03-1 is guidance on how to account for impairments that are solely due to interest rate changes, including changes resulting from increases in sector credit spreads. This guidance was to become effective for reporting periods beginning after June 15, 2004. However, on September 30, 2004, the FASB issued a Staff Position that delays the effective date for the recognition and measurement guidance of EITF 03-1 until additional clarifying guidance is issued. This additional guidance is expected to be issued during and be effective for the fourth quarter of 2004. We are not able to assess the impact of the adoption of EITF 03-1 until final guidance is issued.


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

     The most significant estimates in the preparation of the Company's financial statements are for the allowance for loans losses and accounting for stock options. Please refer to the discussion of the allowance for loan losses calculation under "Allowance for Loan Losses and Non-performing Assets" and in the "Changes in Financial Condition" section below. The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, " and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company currently has no intentions of adopting the expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

CHANGES IN FINANCIAL CONDITION
------------------------------

GENERAL
-------

     Total assets as of September 30, 2004 were $398.6 million compared to $387.5 million as of December 31, 2003. The increase was principally due to loan growth of $23.2 million funded in part by $11.3 million of deposit growth and cash flow from the securities available for sale portfolio.

SECURITIES
----------

     The fair value of securities available for sale as of September 30, 2004 was $111.1 million declining from $124.8 million as of December 31, 2003. The decrease was principally due to a decline of $4.2 million in callable bonds of U.S. Government agencies and the sale of $11.5 million of securities. The proceeds were used to fund loan growth. The Company is reducing its exposure to callable bonds and to mortgage backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corp. (Freddie
Mac). Total mortgage-backed securities decreased $9.3 million from December 31, 2003 to September 30, 2004, principally due to the sale of $7.4 million of securities.

LOANS RECEIVABLE
----------------

     Total loans receivable were $256.9 million as of September 30, 2004, an increase of $23.2 million or 9.9% compared to $233.7 million as of December 31, 2003. Increases in Commercial Real Estate, $13.9 million, and home equity lending, $11.2 million, were partially offset by a continued decline in indirect lending of $6 million.

     Commercial  real  estate  activity  remains  strong,   with  the  portfolio
increasing $13.9 million, or 14.5%. The growth was principally in the Monroe County Market Area.

     The Company's indirect lending portfolio (included in consumer loans to individuals) declined $6 million to $22.4 million as of September 30, 2004. As the Company is focusing its efforts on increasing direct and real estate lending through its branch system, it anticipates a further decrease in indirect financing throughout 2004 and into 2005.

     The Company sold $4.0 million of 30 year fixed rate residential mortgages at a gain of $63,000 (included in other income) for the nine months ended September 30, 2004. The Company holds in its portfolio its 15 year originations. During 2004, the Company has emphasized home equity lending through its branch system. As a result, home equity loans and lines increased $11.2 million, to $35.0 million.

     During the third quarter, the Company liquidated its final leased vehicles. The losses on the sales were covered by the reserve for residual losses. The Company anticipates no further leasing activity. Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                           September 30, 2004         December 31, 2003
----------------------                                          -------------------         -----------------
                                                                   $          %                $          %
                                                                  ---        ---              ---        ---
Real Estate-Residential                                           89,328      34.7           77,459      33.1
            Commercial                                           110,207      42.8           96,276      41.1
            Construction                                           3,873       1.5            5,904       2.5
Commercial, financial and agricultural                            23,074       9.0           17,022       7.3
Consumer loans to individuals                                     30,821      12.0           37,219      15.9
Lease financing, net of unearned income                               --        --              316       0.1
                                                                --------     -----         --------     -----
  Total loans                                                    257,303     100.0%         234,196     100.0%
                                                                --------     =====         --------     =====

  Unearned income and deferred fees                                (384)                       (463)
                                                                --------                   --------
                                                                 256,919                    233,733
  Allowance for loan losses                                       (3,418)                    (3,267)
                                                                --------                   --------
  Net loans receivable                                          $253,501                   $230,466
                                                                ========                   ========


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                      Three Months              Nine Months
                                      ------------              -----------
                                  Ended September  30        Ended September 30
                                  -------------------        ------------------
 (dollars in thousands)              2004        2003        2004        2003
 ----------------------              ----        ----        ----        ----
Balance, beginning                 $ 3,362     $ 3,294     $ 3,267     $ 3,146
Provision for loan losses              100         165         390         495
Charge-offs                           (116)       (197)       (325)       (448)
Recoveries                              72          10          86          79
                                   -------     -------     -------     -------
  Net charge-offs                      (44)       (187)       (239)       (369)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,418     $ 3,272     $ 3,418     $ 3,272
                                   =======     =======     =======     =======

Allowance to total loans              1.33%       1.43%       1.33%       1.43%
Net charge-offs to average loans
    (annualized)                       .07%        .33%        .13%        .22%

     The allowance for loan losses totaled $3,418,000 as of September 30, 2004 and represented 1.33% of total loans, compared to $3,267,000 at year end. Net charge-offs for the nine month period ended September 30, 2004, totaled $239,000 and consisted principally of losses on the sale of repossessed automobiles. During the third quarter of 2004, the Company sold a block of old charged-off loans to a third party for a one-time recovery of $39,000.

     The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2004 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of September 30, 2004, non-performing loans totaled $68,000, which is ..03% of total loans compared to $143,000, or .06% of total loans at December 31, 2003. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                                 September 30, 2004     December 31, 2003
                                                       ------------------     -----------------
  Loans accounted for on a non accrual basis:
   Commercial and all other                                   $ --                $ --
   Real Estate                                                  46                 125
   Consumer                                                     --                  --
                                                              ----                ----
   Total                                                        46                 125

Accruing loans which are contractually
  Past due 90 days or more                                      22                  18
                                                              ----                ----
Total non-performing loans                                      68                 143
Foreclosed real estate                                          --                  --
                                                              ----                ----
Total non-performing assets                                   $ 68                $143
                                                              ====                ====
Allowance for loans losses
 coverage of non-performing loans                             50.3x               22.8x
Non-performing loans to total loans                            .03%                .06%
Non-performing assets to total assets                          .02%                .04%


DEPOSITS
-------

     Total deposits as of September 30, 2004 were $317.9 million increasing from $306.7 million as of December 31, 2003. The $12.2 million, or 31%, increase in non-interest bearing demand deposits is due in part to new commercial accounts and the seasonality of certain corporate and municipal accounts. Time deposits greater than $100,000 decreased principally due to scheduled maturities of school district funds. The Company expects to competitively bid for school district funds during the fourth quarter.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                  September 30, 2004        December 31, 2003
                                        ------------------        -----------------
Non-interest bearing demand                    $51,752                  $39,517
Interest bearing demand                         44,828                   40,926
Money Market                                    48,722                   46,481
Savings                                         58,905                   55,895
Time deposits <$100,000                         89,753                   94,478
Time deposits >$100,000                         23,985                   29,372
                                              --------                 --------

     Total                                    $317,945                 $306,669
                                              ========                 ========


SHORT-TERM BORROWINGS
---------------------
     Short-term borrowings as of September 30, 2004 were $11.2 million compared to $12.9 million as of December 31, 2003. The balance consists principally of cash management account balances.

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

     A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                          September 30,       December 31,
                                                             2004                  2003
                                                             ----                  ----
                                                                 (In thousands)
Commitments to grant loans                                 $14,815               $12,197
Unfunded commitments under lines of credit                  30,538                26,269
Standby letters of credit                                    1,358                 2,128
                                                           -------               -------

                                                           $46,711               $40,594
                                                           =======               =======

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS
---------------------------------------
           As of September 30, 2004, total stockholders' equity totaled $44.8 million, a net increase of $1,957,000 from December 31, 2003. The net change in stockholders' equity was primarily due to $3,647,000 in net income which was partially offset by $1,351,000 of dividends declared. In addition, accumulated other comprehensive income decreased $827,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities.

Because  of  interest  rate   volatility,   the  Company's   accumulated   other
comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                        September 30, 2004   December 31, 2003
                                        ------------------   -----------------
Tier 1 Capital
    (To average assets)                       11.03%                10.52%

    (To risk-weighted assets)                 15.59%               15.58%
Total Capital
    (To risk-weighted assets)                 17.02%                17.09%

     The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of September 30, 2004 and December 31, 2003.

LIQUIDITY
---------
     As of September 30, 2004, the Company had cash and cash equivalents of $11.0 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $111.1 million which could be used for liquidity needs. This totals $122.1 million and represents 30.6% of total assets compared to $134.0 million and 34.6% of total assets as of December 31, 2003. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of September 30, 2004 and December 31, 2003. Based upon these measures, the Company believes its liquidity is adequate.

     The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $127.4 million, of which $23 million of long-term borrowings was outstanding as of September 30, 2004 and December 31, 2003

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)                             Three Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                      2004                                    2003
                                                      -----------------------------------     --------------------------------
                                                        Average                   Average     Average                  Average
                                                        Balance     Interest        Rate      Balance     Interest        Rate
                                                        -------     --------      -------     -------     --------     -------
                                                          (2)          (1)          (3)         (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  2,526        $8         1.27%      $  7,901     $   21        1.06%
   Interest bearing deposits with banks                       87         -            -            138          1        2.90
   Securities held-to-maturity                             5,718       126         8.81          6,180        162       10.49
   Securities available for sale:
     Taxable                                              98,389       791         3.22        106,714        944        3.54
     Tax-exempt                                           18,398       205         4.46         18,491        197        4.26
                                                        --------    ------                    --------     ------
        Total securities available for sale (1)          116,787       996         3.41        125,205      1,141        3.65
     Loans receivable (4) (5)                            253,123     3,807         6.01        226,742      3,611        6.37
                                                        --------    ------                    --------     ------
        Total interest earning assets                    378,241     4,937         5.22        366,166      4,936        5.39
Non-interest earning assets:
   Cash and due from banks                                 8,273                                10,168
   Allowance for loan losses                              (3,403)                               (3,336)
   Other assets                                           14,963                                14,552
                                                        --------                              --------
   Total non-interest earning assets                      19,833                                21,384
                                                        --------                              --------
Total Assets                                            $398,074                              $387,550
                                                        ========                              ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 91,246       137         0.60%      $ 83,915        121        0.58%
   Savings                                                59,502        70         0.47         56,400         94        0.67
   Time                                                  114,368       651         2.28        127,317        899        2.82
                                                        --------    ------         2.28       --------     ------
      Total interest bearing deposits                    265,116       858         1.29        267,632      1,114        1.66
Short-term borrowings                                     14,155        46         1.30          9,140         23        1.01
Long-term debt                                            23,000       320         5.57         23,000        324        5.63
                                                        --------    ------                    --------     ------
   Total interest bearing liabilities                    302,271     1,224         1.62        299,772      1,461        1.95
Non-interest bearing liabilities:
   Demand deposits                                        50,851                                43,691
   Other liabilities                                       1,240                                 2,557
                                                        --------                              --------
      Total non-interest bearing liabilities              52,091                                46,248
   Stockholders' equity                                   43,712                                41,530
                                                        --------                              --------
Total Liabilities and Stockholders' Equity              $398,074                              $387,550
                                                        ========                              ========

Net interest income (tax equivalent basis)                           3,713         3.60%                    3,475         3.44%
                                                                                   ====                                   ====
Tax-equivalent basis adjustment                                       (155)                                  (176)
                                                                    ------                                 ------
Net interest income                                                 $3,558                                 $3,299
                                                                    ======                                 ======
Net interest margin (tax equivalent basis)                                         3.93%                                  3.80%
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

                                                      Increase/(Decrease)
                                          Three months ended September 30, 2004 Compared to
                                                Three months ended September 30, 2003
                                                        Variance due to
                                                   Volume       Rate        Net
                                                   -------------------------------
                                                       (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold                                $   (47)   $    34    $   (13)
Interest bearing deposits with banks                   --         (1)        (1)
Securities held to maturity                           (11)       (25)       (36)
Securities available for sale:
  Taxable                                             (71)       (82)      (153)
  Tax-exempt securities                                (6)        14          8
                                                  -------    -------    -------
    Total securities                                  (77)       (68)      (145)
Loans receivable                                    1,223     (1,027)       196
                                                  -------    -------    -------
Total interest earning assets                       1,088     (1,087)         1

Interest bearing liabilities:
  Interest-bearing demand and money market             11          5         16
  Savings                                              31        (55)       (24)
  Time                                                (85)      (163)      (248)
                                                  -------    -------    -------
     Total interest bearing deposits                  (43)      (213)      (256)
Short-term borrowings                                  15          8         23
Other borrowings                                       --         (4)        (4)
Total interest bearing liabilities                    (28)      (209)      (237)
                                                  -------    -------    -------
Net interest income (tax-equivalent basis)        $ 1,116    $  (878)   $   238
                                                  =======    =======    =======

     Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

COMPARISON OF OPERATING RESULTS FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003.

GENERAL

     For the three months ended September 30, 2004, net income totaled $1,320,000 which represents an increase of $126,000, or 10.6%, over $1,194,000 earned in the similar period of 2003. Earnings per share for the current period were $.50 basic and $.49 on a diluted basis, compared to $.46 basic and $.45 on a diluted basis for the three months ended September 30, 2003. The resulting annualized return on average assets and return on average equity for the three months ended September 30, 2004, were 1.32% and 12.01%, respectively compared to 1.22% and 11.41%, respectively for the similar period in 2003.

The following table sets forth the effect on net income:

                                                                      Three months ended
                                                                      ------------------
                                                             September 30, 2004 to September 30, 2003
                                                             ----------------------------------------
(dollars in thousands)
Net income for the three months ended September 30, 2003                    $1,194
                                                                            ------

Net interest income
                                                                               259
Provision for loan losses
                                                                                65
Net realized gains on sales of securities
                                                                              (105)
Gains on sale of loans
                                                                               (18)
All other income                                                               109
Salaries and employee benefits
                                                                               (44)
All other expenses
                                                                               (48)
Income tax effect
                                                                               (92)
                                                                            ------
Net income for the nine months ended September 30, 2004                     $1,320
                                                                            ======

NET INTEREST INCOME
-------------------

     Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2004 totaled $3,713,000, an increase of $238,000 or 6.8% over the similar period in 2003. The fte net interest spread and net interest margin were 3.60% and 3.93%, respectively, increasing from 3.44% and 3.80%, respectively in 2003.

     Interest income(fte) totaled $4,937,000 at a yield of 5.22% compared to $4,936,000 and a yield of 5.39% in 2003. The drop in yield is principally due to lower reinvestment rates on cash flow from securities and loans.The decrease in yield was partially offset by an increase in volume and change in mix. Average loans, which have a higher yield than securities, increased $26.4 million and represented 66.9% of total average earning assets for the 2004 period compared to 61.9% for the 2003 period. Short term interest rates also increased 75 basis during the current quarter, which has increased the yield on floating rate loans tied to prime rate.

     Interest expense for the three months ended September 30, 2004 totaled $1,224,000 at an average cost of 1.62% compared to $1,461,000 and 1.95% in 2003.
This is due primarily to the decrease of 54 basis points in the cost of time deposits.

OTHER INCOME
------------

     Other income totaled $871,000 for the three months ended September 30, 2004 compared to $885,000 during the similar period in 2003. Net realized gains on the sales of securities were $51,000 in 2004, declining from $156,000 in the similar period of 2003. The decrease was principally due to gains on corporate bonds sold in 2003. Service charges and fees increased $86,000, to $575,000 in 2004. The increase was principally due to higher fees related to customer checks with non-sufficient funds as a result of the Bank's new Overdraft Manager Service. The level of fixed rate residential mortgages sold into the secondary market was lower in 2004, resulting in a gain of $1,000, decreasing from $19,000 in 2003. Commissions on sales of non-deposit investment products (included in Other) were $46,000 in 2004 compared to $29,000 in 2003.

OTHER EXPENSES
--------------

     Other expenses for the three months ended September 30, 2004, totaled $2,509,000, an increase of $92,000, or 3.8%, over the similar period in 2003.

     Salaries and employee benefits increased $44,000, or 3.6%, principally due to increases in expense related to the Company's Employee Stock Ownership Plan
(ESOP) of $20,000 and to an increase in health  insurance costs.

The Bank made a $100,000 charitable contribution (included in Other) in the third quarter of 2004. The contribution qualifies for the PA Education Improvement Tax Credit. As a result, a $90,000 tax credit was recorded against the PA Shares Tax Liability (Included in Taxes, Other than income). The Company made a similar contribution in 2003. The Company incurred $19,000 of expenses related to advertising and direct mail in opening the Marshalls Creek Office in the third quarter of 2004.

INCOME TAX EXPENSE
------------------

     Income tax expense totaled $500,000 for an effective tax rate of 27.5% for the three months ended September 30, 2004, compared to $408,000 and 25.4% for the similar period in 2003. The effective rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans. The rate is higher in 2004 due to higher level of pre-tax income.

RESULTS OF OPERATIONS
                            NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)                             Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                      2004                                    2003
                                                      -----------------------------------     --------------------------------
                                                        Average                   Average     Average                  Average
                                                        Balance     Interest        Rate      Balance     Interest        Rate
                                                        -------     --------      -------     -------     --------     -------
                                                          (2)          (1)          (3)         (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $  3,147    $    24       1.02%     $  9,811    $    86      1.17%
   Interest bearing deposits with banks                        110          1       1.21           149          1      0.89
   Securities held-to-maturity                               5,735        379       8.81         6,194        434      9.34
   Securities available for sale:
     Taxable                                               101,177      2,387       3.15       101,789      2,795      3.66
     Tax-exempt                                             18,174        786       5.77        16,651        770      6.17
                                                          --------    -------                 --------    -------
        Total securities available for sale (1)            119,351      3,173       3.54       118,440      3,565      4.01
     Loans receivable (4) (5)                              242,151     10,976       6.04       223,079     10,906      6.52
                                                          --------    -------                 --------    -------
        Total interest earning assets                      370,494     14,553       5.24       357,673     14,992      5.59
Non-interest earning assets:
   Cash and due from banks                                   8,515                               9,034
   Allowance for loan losses                               (3,346)                              (3,268)
   Other assets                                             14,893                              13,591
                                                          --------                             -------
   Total non-interest earning assets                        20,062                              19,357
                                                          --------                            --------
Total Assets                                              $390,556                            $377,030
                                                          ========                            ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market                $88,405        395       0.60%     $ 80,194        398      0.66%
   Savings                                                  57,742        202       0.47        54,494        358      0.88
   Time                                                    117,920      2,031       2.30       128,879      2,885      2.98
                                                          --------    -------                 --------    -------
      Total interest bearing deposits                      264,067      2,628       1.33       263,567      3,641      1.84
Short-term borrowings                                       12,677        103       1.08         8,543         73      1.14
Long-term debt                                              23,000        964       5.59        23,000        962      5.58
                                                          --------    -------                 --------    -------
   Total interest bearing liabilities                      299,744      3,695       1.64       295,110      4,676      2.11
Non-interest bearing liabilities:
   Demand deposits                                          45,594                              37,936
   Other liabilities                                         1,656                               2,909
                                                          --------                            --------
      Total non-interest bearing liabilities                47,250                              40,845
   Stockholders' equity                                     43,562                              41,075
                                                          --------                            --------
Total Liabilities and Stockholders' Equity                $390,556                            $377,030
                                                          ========                            ========

Net interest income (tax equivalent basis)                             10,858       3.59%                  10,316      3.48%
                                                                                    ====                               ====
Tax-equivalent basis adjustment                                          (487)                               (491)
                                                                      -------                             -------
Net interest income                                                   $10,371                             $ 9,825
                                                                      =======                             =======
Net interest margin (tax equivalent basis)                                          3.91%                              3.85%
                                                                                    ====                               ====
(1)  Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)  Average balances have been calculated based on daily balances.
(3)  Annualized
(6)  Loan balances include  non-accrual loans and are net of unearned income.
(7)  Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and expense.

                                                       Increase/(Decrease)
                                           Nine months ended September 30, 2004 Compared to
                                                 Nine months ended September 30, 2003
                                                         Variance due to
                                                   Volume       Rate         Net
                                                   ------       ----         ---
                                                     (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold                                $   (54)   $    (8)   $   (62)
Interest bearing deposits with banks                 --         --         --
Securities held to maturity                           (31)       (24)       (55)
Securities available for sale:
  Taxable                                             (17)      (391)      (408)
  Tax-exempt securities                                87        (71)        16
                                                  -------    -------    -------
    Total securities available for sale                70       (462)      (392)
Loans receivable                                    1,183     (1,113)        70
                                                  -------    -------    -------
    Total interest earning assets                   1,168     (1,607)      (439)

Interest bearing liabilities:
  Interest-bearing demand and money market             52        (55)        (3)
  Savings                                              33       (189)      (156)
  Time                                               (231)      (623)      (854)
                                                  -------    -------    -------
     Total interest bearing deposits                 (146)      (867)    (1,013)
Short-term borrowings                                  36         (6)        30
Other borrowings                                     --            2          2
                                                  -------    -------    -------
     Total interest bearing liabilities              (110)      (871)      (981)
                                                  -------    -------    -------
Net interest income (tax-equivalent basis)        $ 1,278    $  (736)   $   542
                                                  =======    =======    =======


     Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO SEPTEMBER 30, 2003

GENERAL

     For the nine months ended September 30, 2004, net income totaled $3,647,000, which represents an increase of $221,000, or 6.5% when compared to $3,426,000 earned in the similar period of 2003. Basic and diluted earnings per share were $1.38 and $1.35, respectively, in 2004 compared to $1.32 and $1.30,respectively, in 2003. The resulting annualized return on average assets for the nine months ended September 30, 2004 was 1.24%, with a return on average equity of 11.18%.

The following table sets forth changes in net income:

(in thousands)                                                            Nine months ended
                                                                          -----------------
                                                             September 30, 2004 to September 30, 2003
                                                             ---------------------------------------
Net income nine months ended September 30, 2003                                 $3,426
                                                                                ------

Net interest income                                                                546
Provision for loan losses                                                          105
Net realized gains on sales of securities                                         (229)
Gains on sale of loans                                                            (129)
All other income                                                                   235
Salaries and employee benefits                                                    (159)
Losses on lease residuals                                                          (65)
All other expenses                                                                  34
Income tax effect                                                                 (117)
                                                                                ------

Net income for the nine months ended  September 30, 2004                        $3,647
                                                                                ======

NET INTEREST INCOME
-------------------
     Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2004 totaled $10,858,000, an increase of $542,000, or 5.3%, over the similar period in 2003. The (fte) net interest spread and net interest margin were 3.59% and 3.91%, respectively, increasing from 3.48% and 3.85%, respectively, for the similar period in 2003.

     Interest income (fte) for the 2004 period totaled $14,553,000 with a yield of 5.24% compared to $14,992,000 and a yield of 5.59% in 2003. The decrease in yield is due in part to the cumulative impact of lower rate assets that have been put on the balance sheet in the last two years. This has been partially offset by the recent increase in short term rates with the Federal Funds rate increasing from 1.00% to 1.75% and the prime rate increasing from 4.00% to 4.75% during the third quarter. The decrease in earning asset yield was also partially offset by an increase in loan volume and a change in asset mix. Average loans increased $19.1 million and represented 65.4% of total average earning assets for the nine months ended September 30, 2004 compared to 62.4% for the similar period in 2003.

     Interest expense for the 2004 period totaled $3,695,000 at an average cost of 1.64% compared to $4,676,000 at 2.11% for the similar period in the prior year. The average cost of each type of deposit decreased in 2004. With the recent increases in short-term interest rates, the Company expects a slight increase in deposit rates during the fourth quarter. The cost of deposits was also favorably impacted by a change in deposit mix, with a higher percentage of lower costing transaction and savings accounts in 2004. For the nine months ended September 30, 2004, the average transaction (including non-interest bearing demand deposits) and savings accounts to total average deposits was 61.9% compared to 57.3% for the similar period in 2003.

OTHER INCOME
------------

     Other income totaled $2,572,000 for the nine months ended September 30, 2004 compared to $2,695,000 for the similar period in 2003. Net realized gains on sales of securities were $313,000 in 2004, declining from

$542,000 in 2003. The decrease was principally due to the higher level of gains on corporate bonds sold in 2003. Gains on sales of loans were $63,000 on the sale of $4.0 million of loans in 2004, decreasing from $192,000 on the sale of $7.2 million in 2003. Income from fiduciary activities increased $49,000 to $238,000, due in part to higher level of estate fees collected in 2004. Fees on non-sufficient funds items (included in service charges and fees) increased $141,000 to $572,000 principally due to the Overdraft Manager Service introduced in the third quarter of 2004. Earnings on the cash surrender of BOLI (included in Other) was $257,000 for the nine months ended September 30, 2004, increasing from $185,000 in the similar period of 2003. The increase was due to the purchase of an additional $2.5 million of BOLI (included in Other Assets) during the third quarter of 2003, the earnings of which were used to offset expenses related to employee benefit plans.

     OTHER EXPENSES
     --------------

     Other expense totaled $7,548,000 for the nine months ended September 30, 2004, an increase of $190,000, or 2.6%, over the $7,358,000 for the similar period of 2003.

     Salaries and employee benefits increased $159,000, to $3,840,000 principally due to increases in ESOP costs, $68,000, and health insurance premiums of $35,000. The expense associated with losses on lease residuals was $90,000 in the current period compared to $25,000 in the similar period in 2003. The Company liquidated its final vehicles in the third quarter, with no additional losses.

     In July, the Company opened a new branch in the Marshalls Creek area of Monroe County. Expenses related to the new branch total $110,000, which includes some one-time marketing costs.

     INCOME TAX EXPENSE
     ------------------

     Income tax expense totaled $1,358,000 for an effective tax rate of 27.1% for the nine months ended September 30, 2004 compared to $1,241,000 and 26.6% for the similar period in 2004. The effective rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK
     -----------

     There were no significant changes as of September 30, 2004 from the information presented in the Form 10-K for the year-ended December 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  THE FOLLOWING EXHIBITS ARE EITHER FILED OR INCORPORATED BY REFERENCE

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

                                       NORWOOD FINANCIAL CORP.

Date:    November 10, 2004             By: /s/ William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    November 10, 2004             By: /s/ Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)