Form 10-K
period 2004-12-31
NORWOOD FINANCIAL CORP
filed 2005-03-22
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004
                               -----------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                   ---------------    ---------------

Commission File No. 0-28366

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                23-2828306
-----------------------------------                    ------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

717 Main Street, Honesdale, Pennsylvania                      18431
----------------------------------------                ------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:      (570) 253-1455
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

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2) YES      NO  X
                                            ---     ---

         As of March 14, 2005, there were 2,664,983 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on June 30, 2004, was $64,064,960 ($29.49 per share based on 2,172,430 shares of Common Stock outstanding). Solely for purposes of this calculation, directors, executive officers and greater than 5% stockholders are treated as affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2004. (Parts I, II, and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

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

Item 1.  Business
-----------------

General

         Norwood Financial Corp. (the "Company"), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2004, the Company had total assets of $411.6 million, deposits of $318.6 million, and stockholders' equity of $45.7 million.

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

         The Bank is an independent community-oriented bank with six offices in Wayne County, three offices in Pike County and two offices in Monroe County. The Bank offers a wide variety of personal and business credit services, trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates twelve automated teller machines with eleven in branch locations and one remote service facility. The Company's main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Company maintains a website at www.waynebank.com.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2004 (the latest date for which data is available), the Bank had the second largest share of FDIC-insured deposits in both Wayne County and Pike County with approximately 21% and 20%, respectively, and the 14th largest share in Monroe County with 1%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

         As of December 31, 2004, the Bank had 114 full-time and 5 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as second home dwellings. The products include adjustable-rate mortgages with terms up to 30 years which are retained and serviced through the Bank, fixed-rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to certain internal guidelines. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a network of over 30 dealers in Northeast Pennsylvania.

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

         Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors with loan to value positions and personal guaranties. In addition, a majority of the Bank's commercial real estate portfolio is owner-occupied property.

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

         There are additional risks associated with indirect automobile lending since the Bank must rely on the automobile dealer to provide accurate information to us and accurate disclosures to the borrowers. These loans are principally done on a non-recourse basis. The Bank seeks to mitigate these risks by only dealing with dealers with whom it has a long-standing relationship

      Loan Solicitation and Processing. The Bank has established various lending limits for its officers and also maintains an Officer Loan Committee. The Loan Committee is comprised of the President and Chief Executive Officer, Senior Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to set limits based on the type of loan and the collateral. Requests in excess of these limits must be submitted to the Directors Loan Committee or Board of Directors for approval. Additionally, the President and Chief Executive Officer, and the Senior Lending Officer and other officers have the authority to approve secured and unsecured loans up to amounts approved by the Board of Directors and maintained in the Bank's Loan Policy. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

      Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable.

      Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, and these applicable insurances must be maintained during the full term of the loan.

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the date indicated.

                                                                                  At December 31,
                                            ---------------------------------------------------------------------------------------
                                                  2004               2003               2002             2001             2000
                                            ---------------    ---------------   ---------------  ----------------  ---------------
                                                $        %         $        %        $        %       $         %       $        %
                                            --------   ----    --------   ----   --------  -----  --------   -----  --------  -----
                                                                             (dollars in thousands)
Type of Loans:
--------------
Commercial, Financial and Agricultural....  $ 20,263    7.9%   $ 17,022    7.3%  $ 15,074    6.9% $ 17,442     8.1% $ 17,102    7.9%
Real Estate-Construction..................     4,890    1.9       5,904    2.5      4,109    1.9     4,642     2.2     2,425    1.1
Real Estate-Mortgage
                 Residential..............    90,606   35.5      77,459   33.1     69,040   31.6    64,635    30.1    59,517   27.5
                 Commercial...............   111,164   43.6      96,276   41.1     79,623   36.5    63,609    29.6    56,815   26.2
Lease financing, net of unearned  income..         -      -         316     .1      1,592     .7     6,126     2.9    13,664    6.3
Consumer Loans to Individuals.............    28,193   11.1      37,219   15.9     48,951   22.4    58,143    27.1    67,286   31.0
                                            --------   ----    --------   ----   --------  -----  --------   -----  --------  -----

                                             255,116  100.0%    234,196  100.0%   218,389  100.0%  214,597   100.0%  216,789  100.0%
                                                      =====              =====             =====             =====            =====
Unearned income and deferred fees.........      (359)              (463)            (419)            (403)             (312)
Allowance for loan losses.................    (3,448)            (3,267)          (3,146)          (3,216)           (3,300)
                                            --------           --------          -------           ------            ------
                                            $251,309           $230,466          $214,824         $210,978          $213,177
                                            ========           ========          ========         ========          ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2004. Scheduled repayments are reported in the maturity category in which payment is due.

                                Less than    One to           Over
                                One Year   Five Years      Five Years      Total
                                --------   ----------      ----------      -----
                                                 (in thousands)
Commercial, Financial
  and Agricultural                $8,205     $7,617          $4,441      $20,263
Real Estate-Construction           4,890         --              --        4,890
                                  ------     ------          ------      -------

      Total                      $13,095     $7,617          $4,441      $25,153
                                  ======     ======          ======      =======

Loans with fixed-rates            $3,041     $5,381          $3,455      $11,877
Loans with floating rates         10,054      2,236             986       13,276
                                  ------      -----           -----       ------
      Total                      $13,095     $7,617          $4,441      $25,153
                                 =======     ======          ======      =======


         Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructurings at the dates indicated. For the year ended December 31, 2004, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $1,500 of which $1,000 was collected.

                                                                                 At December 31,
                                                                  ---------------------------------------
                                                                    2004    2003     2002    2001   2000
                                                                    ----    ----     ----    ----   ----
                                                                          (dollars in thousands)
Non-accrual loans:
  Commercial and all other ......................................   $ --    $ --    $ --    $ 64    $ 64
  Real estate ...................................................     32     125     213     597     518
  Consumer ......................................................      8      --       3      11      --
                                                                    ----    ----    ----    ----    ----
     Total ......................................................     40     125     216     672     582

Accruing loans which are contractually past- due 90 days or more:
   Commercial and all other .....................................     --      --      --      --      --
   Real estate ..................................................      5      --      --      --      34
   Consumer .....................................................     22      18       5      11      64
                                                                    ----    ----    ----    ----    ----
     Total ......................................................     27      18       5      11      98
                                                                    ----    ----    ----    ----    ----
Total non-performing loans ......................................     67     143     221     683     680
Foreclosed real estate ..........................................     --      --      21      54      27
                                                                    ----    ----    ----    ----    ----
Total non-performing assets .....................................   $ 67    $143    $242    $737    $707
                                                                    ====    ====    ====    ====    ====
Total non-performing loans to total loans .......................    .03%    .06%    .10%    .32%    .31%
Total non-performing loans to total assets ......................    .02%    .04%    .06%     20%    .21%
Total non-performing assets to total assets .....................    .02%    .04%    .07%    .21%    .22%


         The recorded investment in impaired loans, not requiring an allowance for loan losses was $-0- and $263,000 at December 31, 2004 and 2003, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2004 and 2003. The related allowance for loan losses associated with these loans was $-0- at December 31, 2004 and 2003. For the years, ended December 31, 2004, 2003 and 2002, the average recorded investment in these impaired loans was $-0-, $337,000 and $262,000 and the interest income recognized on these impaired loans was $-0-, $30,000 and $23,000, respectively.

         Potential Problem Loans. As of December 31, 2004, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                                  Years Ended December 31,
                                                             ---------------------------------------------------------------
                                                               2004          2003          2002         2001           2000
                                                             -------       -------       -------       -------       -------
                                                                                   (dollars in thousands)
Total loans receivable net of unearned income ...........  $ 254,757     $ 233,733     $ 217,970     $ 214,194     $ 216,477
Average loans receivable ................................    245,783       225,680       213,814       214,905       211,174
                                                             =======       =======       =======       =======       =======

Allowance balance at beginning of period ................  $   3,267     $   3,146     $   3,216     $   3,300     $   3,344

Charge-offs:
  Commercial and all other ..............................        (19)         (121)          (34)          (12)           --
  Real Estate ...........................................        (10)           --          (122)          (11)           (9)
  Consumer ..............................................       (342)         (478)         (608)         (711)         (589)
  Leases ................................................        (11)          (36)          (30)         (152)         (170)
                                                             -------       -------       -------       -------       -------

     Total ..............................................       (382)         (635)         (794)         (886)         (768)

Recoveries:
  Commercial and all other ..............................         13             5            --             8            54
  Real Estate ...........................................          8            24            13             1            73
  Consumer ..............................................         78            64            72            85            88
  Leasing ...............................................          9             3             9            29
                                                             -------       -------       -------       -------       -------

     Total ..............................................        108            96            94           107           244

Net Charge-offs .........................................       (274)         (539)         (700)         (779)         (524)

Provision Expense .......................................        455           660           630           695           480
                                                             -------       -------       -------       -------       -------
Allowance balance at end of period ......................  $   3,448     $   3,267     $   3,146     $   3,216     $   3,300
                                                           =========     =========     =========     =========     =========
Allowance  for loan losses as a percent of total loans
outstanding .............................................       1.35%         1.40%         1.44%         1.50%         1.52%

Net loans  charged  off as a percent of average  loans
outstanding .............................................        .11%          .24%          .33%          .36%          .25%


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

                                                                          At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2004               2003               2002                2001                 2000
                                 -----------------    ---------------    ----------------   -----------------     -----------------
                                              % of              % of                % of                % of                % of
                                             Loans             Loans               Loans               Loans               Loans
                                            to Total          to Total            to Total            to Total            to Total
                                 Amount      Loans    Amount    Loans    Amount     Loans   Amount      Loans     Amount    Loans
                                 ------      -----    ------    -----    ------     -----   ------      -----     ------    -----
                                                                      (dollars in thousands)
Commercial, financial and        $  337       7.9%    $  291     7.3%    $  265     6.9%     $  426               $  345     7.9%
  agricultural                                                                                            8.1%
Real estate - construction           20       1.9         27     2.5         21     1.9          70     2.2           40     1.1
Real estate - mortgage            2,480      79.1      2,222    74.2      1,926    68.1       1,421    59.7        1,314    53.7
Consumer  loans to individuals      483      11.1        634    15.9        788    22.4         715    27.1          719    31.0
Lease Financing                      --        --          9      .1         24      .7          92     2.9          118     6.3
General Risk Allocation             128        --         84      --        122      --         492      --          764      --
                                 ------     -----     ------   -----     ------   -----      ------   -----       ------   -----
     Total                       $3,448     100.0%    $3,267   100.0%    $3,146   100.0%     $3,216   100.0%      $3,300   100.0%
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

         Securities Portfolio. Carrying values of securities at the dates indicated are as follows:


                                                  At December 31,
                                          ----------------------------------
(in thousands)                              2004         2003         2002
                                          --------     --------     --------

Securities
(carrying value)
    U.S. Treasury Securities .........    $  2,014     $  2,065     $     --
    U.S. Government Agencies .........      47,151       47,632       33,197
    State and political subdivision...      24,256       24,678       21,364
    Corporate obligations ............      15,308       13,665       11,403
    Mortgage-backed securities .......      32,060       40,508       53,358
    Equity securities ................       1,868        2,023        1,725
                                          --------     --------     --------
        Total securities .............    $122,657     $130,571     $121,047
                                          ========     ========     ========

Fair value of securities .............    $122,811     $130,798     $121,347
                                          ========     ========     ========

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio as of December 31, 2004. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as "one year or less."

                                                          After One          After Five                          Total Investment
                                   One Year Or Less   Through Five Years  Through Ten Years   After Five Years      Securities
                                 -------------------  ------------------  -----------------   -----------------  -----------------
                                  Carrying  Average   Carrying   Average  Carrying  Average   Carrying  Average  Carrying Average
(dollars in thousands)              Value    Yield      Value    Yield     Value     Yield      Value    Yield     Value   Yield
                                    -----    -----      -----    -----     -----     -----      -----    -----     -----   -----
U.S. Treasuries                   $   --         --   $ 2,014      2.39%   $    --      --     $    --       --  $  2,014   2.39%
U.S. Government Agencies           1,994       2.09%   44,184      2.80%       973    3.55%         --       --    47,151   2.79%
State and political subdivision      411       3.48%    7,892      3.71%     4,372    6.80%     11,581    8.03%    24,256   6.33%
Mortgage-backed Securities (1)        --         --%    4,281      3.73%     9,303    3.66%     18,476    3.75%    32,060   3.72%
Corporate Obligations                506       1.40%   13,813      3.29%       989    2.72%         --       --    15,308   3.19%
Equity Securities (2)              1,868       2.24%       --        --         --      --                   --     1,868   2.24%
                                  ------       ----   -------      ----    -------    ----     -------    ----   --------   ----

  Total Investment Securities     $4,779       2.20%  $72,184      3.04%   $15,637    4.47%    $30,057    5.40%  $122,657   3.77%
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

         The following table sets forth information regarding deposit categories of the Company.

                                            Years Ended December 31,
                       ---------------------------------------------------------------
                              2004                    2003                 2002
                       --------------------    ------------------  -------------------
                       Average     Average     Average   Average   Average    Average
                       Balance    Rate Paid    Balance  Rate Paid  Balance   Rate Paid
                       -------    ---------    -------  ---------  -------   --------
                                          (dollars in thousands)

Non-interest bearing
  demand                $ 47,399     --       $ 39,119      --     $33,966       --
Interest-bearing
  demand                  42,385    .10%        41,139     .17%     38,178      .26%
Money Market              47,466   1.07%        41,457    1.12%     36,518     1.72%
Savings                   58,243    .47%        55,055     .78%     48,361     1.34%
Time                     118,512   2.31%       127,995    2.87%    127,571     3.73%
                        --------              --------            --------

Total                   $314,005              $304,765            $284,594
                       =========             =========            ========

         Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2004.

(dollars in thousands)
                                                        Certificates of
Maturity Period                                              Deposit
---------------                                              -------

Within three months....................................      $13,416
Over three through six months..........................        6,272
Over six through twelve months.........................        4,779
Over twelve months.....................................        8,816
                                                             -------
                                                             $33,283
                                                             =======

Short-Term Borrowings

         The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(dollars in thousands)                                              Years ended December 31,
                                                              ------------------------------
                                                                2004           2003       2002
                                                                ----           ----       ----
Short term borrowings:
Average balance during the year.........................      $12,965        $ 9,081    $ 9,552
Maximum month-end during the year.......................       22,982         12,859     15,168
Average interest rate during the year...................         1.17%          1.09%      1.84%
Total short-term borrowings at end of the year..........      $22,982        $12,859    $ 9,016
Weighted average interest rate at the end of the year...         1.83%           .99%      1.32%

Trust Activities

         The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers. As of December 31, 2004, the Bank acted as trustee for $83.4 million of assets compared to $74.0 million as of December 31, 2003.

Subsidiary Activities

         The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $12.1 million in 2004, generating gross revenues for the Company of $154,000, included in Other Income.

         WCB Realty Corp. is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

         WTRO Properties Inc. is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2004 and 2003.

         Norwood Settlement Services, LLC was established in 2004 to provide title and settlement service to bank customers and non-customers. The subsidiary is a Pennsylvania Limited Liability Company, 70% owned by Wayne Bank and 30% owned by Title Strategies, LLC. Gross revenues for 2004 totaled $17,000.

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

         Under the BHCA, the Company must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding ompany, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares.

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

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2005 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

         In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts. These assessments, the current quarterly rate of which is approximately .0154% of insured deposits, will continue until the Financing Corporation bonds mature in 2017.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2004, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2004.

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

         Loans to One Borrower. Under Pennsylvania and federal law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2004, the Bank's loans-to-one-borrower limitation was $7 million and the Bank was in compliance with such limitation.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2004, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2004, the Bank met its reserve requirements.

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

Item 2.  Properties
-------------------

         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and ten additional branch offices. The Bank's total investment in office property and equipment is $11.8 million with a net book value of $5.5 million as of December 31, 2004. The Bank currently operates automated teller machines at all eleven of its facilities and one automated teller machine only location. The Bank leases three of its locations with minimum lease commitments of $2,215,000 through 2029. The three locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.

                                     PART II


Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2004 ("Annual Report") and is incorporated herein by reference.


                      Issuer Purchases of Equity Securities
                      -------------------------------------
                                                                                       Maximum number
                                                                                       --------------
                                                                                       of shares (or
                                                                                       -------------
                                                                                       approximate
                                                                                       -----------
                                                                 Total number of       dollar value) that
                                                                 ---------------       ------------------
                                                                 shares purchased      may yet
                                                                 ----------------      -------
                                 Total number   Average price    as part of  publicly   be purchased
                                 ------------   -------------    --------------------  -------------
                                 of shares      paid per         announced plans       under the plans
                                 ---------      --------         ---------------       ---------------
                                 purchased      share            or programs           or programs
                                 ---------      -----            -----------           -----------
October 1-October 31, 2004              -                -                 -                     -
November 1-November 30, 2004            -                -                 -                     -
December 1-December 31, 2004        1,017(1)       $ 22.83                 -                     -
                                 ---------      ------------        --------              --------
  Total                             1,017          $ 22.83                 -                     -
                                 =======        ============        ========              ========


(1)  Purchases relate to the Company's  Employee Stock Ownership Plan related to
     forfeitures  of  shares  by  participants   and  purchase  of  shares  from
     participants.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
-------------------------------------------------------------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" in the Annual Report and is incorporated herein by reference.

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

Item 9B.  Other Information
---------------------------

         None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to Lewis J. Critelli Executive Vice President and Chief Financial Officer, Norwood Financial Corp., 717 Main Street, Honesdale, PA 18431.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof -- Security Ownership of Certain Beneficial Owners" and "Proposal I -- Election of Directors" of the Proxy Statement.

         (c)      Changes in Control

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Equity Compensation Plan Information

                                            (a)                     (b)                          (c)
                                                                                        Number of securities
                                                                                        remaining available
                                                                                        for future issuance
                                    Number of Securities        Weighted average           under equity
                                    To be issued upon           exercise price of       compensation plans
                                    Exercise of                   outstanding             (excluding securities
                                    Outstanding options,        options, warrants           reflected in
                                    Warrants and rights            and rights                column(a))
                                    -------------------           ----------                ----------
Equity Compensation plans
 approved by shareholders

Stock Option Plan. . . . . . .                128,853                     $19.19                   515,920

Equity compensation plans
 not approved by shareholders                      --                         --                        --

1999 Directors Stock
  Compensation Plan. . . . .                  14,001                      $18.90                        --
                                             -------                      ------                   -------
                                             142,854                      $19.16                   515,920
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

                                     PART IV

Item 15.  Exhibits, Financial Statements Schedules
--------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, together with the related notes and the report of independent registered public accounting firm of Beard Miller Company LLP, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

                   3(i)   Articles of Incorporation of Norwood  Financial Corp.*
                   3(ii)  Bylaws of Norwood Financial Corp.*
                   4.0    Specimen Stock Certificate of Norwood Financial Corp.*
                  10.1+   Amended Employment Agreement with William W.Davis, Jr. **
                  10.2+   Amended Employment Agreement with Lewis J. Critelli **
                  10.3+   Form of Change-in-Control Severance Agreement with seven key employees of the Bank**
                  10.4+   Consulting Agreement with Russell L. Ridd***
                  10.5+   Norwood Financial Corp Stock Option Plan****
                  10.6+   Salary Continuation Agreement between the Bank and
                             William W. Davis, Jr.**
                  10.7+   Salary Continuation Agreement between the Bank and Lewis J.
                             Critelli**
                  10.8+   Salary Continuation Agreement between the Bank and Edward
                             C. Kasper**
                  10.9+   1999 Directors Stock Compensation Plan**
                  10.10+  Salary Continuation Agreement between the Bank and Joseph A.
                             Kneller*****
                  10.11+  Salary Continuation Agreement between the Bank and John H. Sanders*****
                  13      Annual Report to Stockholders for the fiscal year ended December 31, 2004
                  21      Subsidiaries of Norwood Financial Corp. (see "Item 1. Business --
                             General" and  "Subsidiary Activity")
                  23      Consent of Independent Registered Public Accounting Firm
                  31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
                  31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO
                  32      Certification pursuant to 18 U.S.C. ss. 1350, as adopted
                             pursuant to ss. 906 of Sarbanes Oxley Act of 2002.

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

*****    Incorporated  by  reference  into  this  document  from the identically
         numbered  exhibits  to  the  Registrant's   Form  10-K  filed  with the
         Commission on March 22, 2004, File No. 0-28366.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NORWOOD FINANCIAL CORP.

Dated:  March 21, 2005                      By: /s/William W. Davis, Jr.
                                                --------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 21, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.


By:   /s/William W. Davis, Jr.                   By:      Lewis J. Critelli
      --------------------------------------              --------------------------------------------
      William W. Davis, Jr.                               Lewis J. Critelli
      President, Chief Executive Officer                  Executive Vice President
        and Chief Financial Officer
        and Director                                      (Principal Financial and Accounting
      (Principal Executive Officer)                               Officer)

By:                                              By:
      --------------------------------------              --------------------------------------------
      Charles E. Case                                     John E. Marshall
      Director                                            Director

By:   /s/Daniel J. O'Neill                       By:      /s/Dr. Kenneth A. Phillips
      --------------------------------------              --------------------------------------------
      Daniel J. O'Neill                                   Dr. Kenneth A. Phillips
      Director                                            Director

By:   /s/Gary P. Rickard                         By:      /s/Russell L. Ridd
      --------------------------------------              --------------------------------------------
      Gary P. Rickard                                     Russell L. Ridd
      Director                                            Director

By:                                              By:      /s/Richard L. Snyder
      --------------------------------------              --------------------------------------------
      Ralph A. Matergia                                   Richard L. Snyder
      Director                                            Director
