Form 10-Q
period 2005-03-31
NORWOOD FINANCIAL CORP
filed 2005-05-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005
                                    --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number   0-28366
                         -------
                             Norwood Financial Corp.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-2828306
--------------------------------------------------------------------------------
(State or otherjurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                           18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (570)253-1455
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes       No  X
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding as of May 12, 2005
---------------------------------------         --------------------------------
common stock, par value $0.10 per share                    2,699,736

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005
                                      INDEX
                                                                           Page
                                                                          Number

Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                  FINANCIAL CORP.

Item 1.           Financial Statements                                        3
Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      10
Item 3.           Qualitative and Quantitative Disclosures about
                    Market Risk                                              18
Item 4.           Controls and Procedures                                    18

Part II -         OTHER INFORMATION

Item 1.           Legal Proceedings                                          19
Item 2.           Changes in Securities, Use of Proceeds and Issuer
                    Purchases of Equity Securities                           19
Item 3.           Defaults upon Senior Securities                            19
Item 4.           Submission of Matters to a Vote of Security Holders        19
Item 5.           Other Information                                          19
Item 6.           Exhibits                                                   19

Signatures                                                                   21

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands)

                                                              March 31,    December 31,
                                                                 2005          2004
                                                              ---------    -----------
                                                              (unaudited)   (audited)
ASSETS
Cash and due from banks                                       $   7,186    $   7,488
Interest bearing deposits with banks                                 29          118
Federal funds sold                                                   --       13,060
                                                              ---------    ---------
          Cash and cash equivalents                               7,215       20,666

Securities available for sale                                   119,490      116,933
Securities held to maturity, fair value 2005
   $5,229, 2004: $5,878                                           5,103        5,724
Loans receivable (net of unearned income)                       266,032      254,757
   Less:  Allowance for loan losses                               3,523        3,448
                                                              ---------    ---------
Net loans receivable                                            262,509      251,309
Investment in FHLB Stock                                          2,477        2,225
Bank premises and equipment, net                                  5,475        5,489
Accrued interest receivable                                       1,800        1,641
Other Assets                                                      9,119        7,639
                                                              ---------    ---------
    TOTAL ASSETS                                              $ 413,188    $ 411,626
                                                              =========    =========

LIABILITIES
  Deposits:
     Non-interest bearing demand                              $  46,774    $  44,450
     Interest bearing                                           270,174      274,195
                                                              ---------    ---------
        Total deposits                                          316,948      318,645
  Short-term borrowings                                          24,956       22,982
  Long-term debt                                                 23,000       23,000
  Accrued interest payable                                        1,188        1,200
  Other liabilities                                               1,501          114
                                                              ---------    ---------
    TOTAL LIABILITIES                                           367,593      365,941

STOCKHOLDERS' EQUITY
Common stock, $.10 par value,  authorized 10,000,000 shares         270          270
issued 2,705,715 shares
Surplus                                                           5,421        5,336
Retained  earnings                                               40,984       40,222
Treasury stock at cost: 2005: 7,872 shares, 2004: 8,913            (157)        (149)
Unearned ESOP shares                                               (299)        (327)
Accumulated other comprehensive income                             (624)         333
                                                              ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                     45,595       45,685
                                                              ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $ 413,188    $ 411,626
                                                              =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                                              Three Months Ended
                                                                  March 31
                                                            ---------------------
                                                            2005             2004
                                                            ----             ----
INTEREST INCOME
  Loans receivable, including fees                           $3,920       $3,552
  Securities                                                  1,041        1,130
  Other                                                          12            7
                                                             ------       ------

  Total interest income                                       4,973        4,689

INTEREST EXPENSE
  Deposits                                                      987          908
  Short-term borrowings                                          99           25
  Long-term debt                                                317          323
                                                             ------       ------
  Total interest expense                                      1,403        1,256
                                                             ------       ------
NET INTEREST INCOME                                           3,570        3,433
PROVISION FOR LOAN LOSSES                                       100          125
                                                             ------       ------
NET INTEREST INCOME AFTER                                     3,470        3,308
  PROVSION FOR LOAN LOSSES

OTHER INCOME
  Service charges and fees                                      579          441
  Income from fiduciary activities                               84           86
  Net realized gains on sales of securities                      77          178
  Gain on sale of loans                                          40           57
  Other                                                         140          177
                                                             ------       ------
  Total other income                                            920          939

OTHER EXPENSES
  Salaries and employee benefits                              1,387        1,302
  Occupancy, furniture & equipment, net                         384          352
  Data processing related                                       160          146
  Losses on lease residuals                                    --             90
  Taxes, other than income                                       98           91
  Professional fees                                             109           85
  Other                                                         513          529
                                                             ------       ------
  Total other expenses                                        2,651        2,595
                                                             ------       ------

INCOME BEFORE INCOME TAXES                                    1,739        1,652
INCOME TAX EXPENSE                                              496          452
                                                             ------       ------
NET INCOME                                                   $1,243       $1,200
                                                             ======       ======

BASIC EARNINGS PER SHARE                                     $ 0.47       $ 0.46
                                                             ======       ======

DILUTED EARNINGS PER SHARE                                   $ 0.46       $ 0.45
                                                             ======       ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated statement of changes in stockholders' equity (unaudited)

(dollars in thousands)                                                                                  Accumulated
                                            Number of                                         Unearned  Other
                                            shares       Common            Retained  Treasury ESOP      Comprehensive
                                            issued       Stock   Surplus   Earnings   Stock   Shares    Income (Loss)  Total
                                            ---------    ------  -------   --------  -------- --------  ------------- -------
Balance December 31, 2003                   2,705,715     $270   $4,933    $37,042    ($295)   ($550)      $1,431     $42,831
Comprehensive Income:
  Net Income                                                                 1,200                                      1,200
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects                                                                                                       364         364
                                                                                                                       ------

Total comprehensive income                                                                                              1,564
                                                                                                                       ------

Cash dividends declared, $.17 per share                                       (452)                                      (452)
Stock options exercised                                             (14)                 78                                64
Tax benefit of stock options exercised                                1
                                                                                                                            1
Aquisition of treasury stock                                                            (93)                              (93)
Release of earned ESOP shares                                        81                           50                      131
                                            ---------     ----   ------    -------    -----    -----       ------     -------
Balance, March 31, 2004                     2,705,715     $270   $5,001    $37,790    ($310)   ($500)      $1,795     $44,046
                                            =========     ====   ======    =======    =====    =====       ======     =======
                                                                                                        Accumulated
                                            Number of                                         Unearned  Other
                                            shares       Common            Retained  Treasury ESOP      Comprehensive
                                            issued       Stock   Surplus   Earnings   Stock   Shares    Income (Loss)  Total
                                            ---------    ------  -------   --------  -------- --------  ------------- -------

Balance December 31, 2004                   2,705,715     $270   $5,336    $40,222    ($149)   ($327)        $333     $45,685
Comprehensive Income:
  Net Income                                                                 1,243                                      1,243
Change in unrealized gains (losses)on
securities available for sale, net of
reclassification adjustment and tax
effects                                                                                                      (957)       (957)

Total comprehensive income                                                                                                286
                                                                                                                      -------

Cash dividends declared $.18 per share                                        (481)                                      (481)
Stock options exercised                                              (3)                 48                                45
Tax benefit of stock options exercised                                7                                                     7
Release of treasury stock for ESOP                                                       22                                22
Acquisition of treasury stock                                                           (78)                              (78)
Release of earned ESOP shares                                        81                           28                      109
                                            ---------     ----   ------    -------    -----    -----        -----     -------
Balance, March 31, 2005                     2,705,715     $270   $5,421    $40,984    ($157)   ($299)       ($624)    $45,595
                                            =========     ====   ======    =======    =====    =====        =====     =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                       2005         2004
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  1,243    $  1,200
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                                                100         125
  Depreciation                                                                             133         136
  Amortization of intangible assets                                                         13          13
  Deferred income taxes                                                                   (350)       (101)
  Net amortization of securities premiums and discounts                                    124         104
  Net realized gain on sales of securities                                                 (77)       (178)
  Earnings on life insurance policy                                                        (62)        (79)
  Net gain on sale of mortgage loans and servicing                                         (40)        (58)
  Mortgage loans originated for sale                                                    (3,934)     (3,556)
  Proceeds from sale of mortgage loans and servicing                                     3,974       3,614
  Tax benefit of stock options exercised                                                     7           1
  Release of ESOP shares                                                                   154         131
  Decrease (increase) in accrued interest receivable and other assets                      226         675
  Increase (decrease) in accrued interest payable and other liabilities                    427         120
                                                                                      --------    --------
    Net cash provided by operating activities                                            1,938       2,147

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from sales                                                                     81       6,532
    Proceeds from maturities and principal reductions on mortgage-backed
      securities                                                                         2,602      16,545
    Purchases                                                                           (6,748)    (14,062)
  Securities held to maturity, proceeds from maturities                                    630          --
  (Increase) decrease in investment in FHLB stock                                         (252)        168
  Net increase in loans                                                                (11,323)        (84)
  Purchase of bank premises and equipment                                                 (119)        (96)
                                                                                      --------    --------
    Net cash provided by (used in) investing activities                                (15,129)      9,003

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                                              (1,697)     (1,229)
  Net increase (decrease) in short term borrowings                                       1,974      (3,784)
  Stock options exercised                                                                   44          63
  Acquisition of treasury stock                                                           (101)        (93)
  Cash dividends paid                                                                     (480)       (448)
                                                                                      --------    --------
    Net cash used in financing activities                                                 (260)     (5,491)
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents                                   (13,451)      5,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          20,666       9,174
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  7,215    $ 14,833
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

2.   ESTIMATES
     ---------

     The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2004.

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

     The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)
                                                        Three Months Ended
                                                            March 31,
                                                        -----------------
                                                         2005        2004
                                                         -----      -----

Basic EPS weighted average shares outstanding            2,665      2,636
Dilutive effect of stock options                            60         55
                                                         -----      -----
Diluted EPS weighted average shares outstanding          2,725      2,691
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

                                                       Three Months ended March 31
                                                       ---------------------------
(in thousands, except for per share data)
                                                           2005          2004
                                                         ---------    ---------
Net income as reported                                   $   1,243    $   1,200

Total stock-based employee compensation determined
under fair value based method for all awards, net
of taxes                                                       (49)         (36)
                                                         ---------    ---------

Pro forma net income                                     $   1,194    $   1,164
                                                         =========    =========

Earnings per share (basic)
As Reported                                              $     .47    $     .46
Pro forma                                                      .45          .44
Earnings per share (assuming dilution)
As Reported                                                    .46          .45
Pro forma                                                      .44          .43

During the three months ended March 31, 2005, there were 2,393 stock options exercised at an average exercise price of $18.37.

5.   CASH FLOW INFORMATION
     ---------------------

     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

     Cash payments for interest for the period ended March 31, 2005 and 2004 were $1,414,000 and $1,350,000 respectively. Cash payments for income taxes in 2005 were $3,000 compared to $2,350 in 2004. Non-cash investing activity for 2005 and 2004 included foreclosed mortgage loans and repossession of other assets of $23,000 and $140,000, respectively.

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

(in thousands)                                                Three Months Ended March 31
                                                              ---------------------------
                                                                  2005           2004
                                                                --------        ------
Unrealized holding gains/(losses)
  on available for sale securities                               $(1,529)       $  728
Reclassification adjustment for gains
  realized in income                                                 (77)         (178)
                                                                --------        ------
Net unrealized gain/(losses)                                      (1,452)          550
Income tax (benefit) expense                                        (495)          186
                                                                --------        ------

Other comprehensive income                                         ($957)         $364
                                                                =========       ======

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)                                                  March 31
                                                                --------
                                                            2005         2004
                                                          -------      -------
Commitments to grant loans                                $11,056      $11,511
Unfunded commitments under lines of credit                 31,495       27,575
Standby letters of credit                                   1,831        2,213
                                                          -------      -------
                                                          $44,382      $41,299
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

     The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005 for guarantees under standby letters of credit issued is not material.

8.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

FAS 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SOP 03-3

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer, including business combinations, if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans for debt securities acquired in fiscal years beginning after December 15, 2004. The Company adopted the provisions of SOP 03-3 on January 1, 2005.

SAB 107

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

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

CHANGES IN FINANCIAL CONDITION
------------------------------

GENERAL
-------

     Total assets as of March 31, 2005 were $413.2 million compared to $411.6 million as of December 31, 2004.

SECURITIES
----------

     The fair value of securities available for sale as of March 31, 2005 was $119.5 million increasing from $116.9 million as of December 31, 2004. The increase was principally due to growth in short-term callable bonds of U.S. Government Agencies.

     The Company has securities in an unrealized loss position. In Management's opinion, the unrealized losses reflect changes in interest subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.


LOANS RECEIVABLE
----------------

     Total loans receivable were $266.0 million as of March 31, 2005, an increase of $11.2 million from $254.8 as of December 31, 2004. The increase was principally in commercial real estate loans in the Monroe County market area. Residential real estate loans decreased $2.7 million principally due to the sale of $3.1 million of 30 year fixed rate mortgage loans. The loans were sold for interest rate risk management. The Company had a gain of $40,000 on the transaction, included in Other Income. The indirect lending portfolio (included in Consumer Loans to Individuals) declined $1.4 million to $18.8 million as of March 31, 2005. As the Company is focusing its efforts on increasing real estate lending through its branch system, it anticipates a further decrease in indirect financing throughout 2005.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                     March 31, 2005              December 31, 2004
                                                       ----------------------         ---------------------
                                                           $               %             $               %
                                                       --------         -----         --------        -----
Real Estate-Residential                                $ 87,873          33.0         $ 90,606         35.5
                Commercial                              122,568          46.0          111,164         43.6
                Construction                              5,097           1.9            4,890          1.9
Commercial, financial and agricultural                   23,844           9.0           20,263          7.9
Consumer loans to individuals                            27,027          10.1           28,193         11.1
                                                       --------         -----         --------        -----
  Total loans                                           266,409         100.0%         255,116        100.0%

  Unearned income and deferred fees                        (377)                          (359)
                                                       --------                       --------
                                                        266,032                        254,757
  Allowance for loan losses                              (3,523)                        (3,448)
                                                       --------                       --------
  Net loans receivable                                 $262,509                       $231,309
                                                       ========                       ========

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                                Three
(dollars in thousands)                                   Months Ended March 31
                                                         ---------------------
                                                         2005           2004
                                                        ------         ------
Balance, beginning                                      $3,448         $3,267
Provision for loan losses                                  100            125
Charge-offs                                                (47)           (98)
Recoveries                                                  22              8
                                                        ------         ------
  Net charge-offs                                          (25)           (90)
                                                        ------         ------
Balance, ending                                         $3,523         $3,302
                                                        ======         ======

Allowance to total loans                                  1.32%          1.41%
Net charge-offs to average loans
    (annualized)                                           .04%           .16%

     The allowance for loan losses totaled $3,523,000 as of March 31, 2005 and represented 1.32% of total loans, compared to $3,448,000 at year end, and $3,302,000 as of March 31, 2004. Net charge-offs for the three month period ended March 31, 2005, totaled $25,000 and consisted principally of losses on the sale of repossessed automobiles. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2005 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of March 31, 2005, non-performing loans totaled $92,000, which is .03% of total loans compared to $67,000, or .03% of total loans at December 31, 2004. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                            March 31, 2005     December 31, 2004
                                                  --------------     -----------------
Loans accounted for on a non accrual basis:
   Commercial and all other                       $   -                   $   -
   Real Estate                                       82                      32
   Consumer                                           8                       8
                                                  -----                   -----

   Total                                             90                      40

Accruing loans which are contractually
  past due 90 days or more                            2                      27
                                                  -----                   -----

Total non-performing loans                           92                      67
Foreclosed real estate                                -                       -
                                                  -----                   -----
Total non-performing assets                       $  92                   $  67
                                                  =====                   =====
Allowance for loans losses
 coverage of non-performing loans                  38.7x                   51.5x
Non-performing loans to total loans                 .03%                    .03%
Non-performing assets to total assets               .02%                    .02%

DEPOSITS
--------

     Total deposits as of March 31, 2005 were $316.9 million declining slightly from $318.6 million as of December 31, 2004.

     The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                  March 31, 2005        December 31, 2004
                                        --------------        -----------------

Non-interest bearing demand                  $ 46,774              $ 44,450
Interest bearing demand                        42,136                41,336
Money Market                                   41,884                51,125
Savings                                        60,218                60,064
Time deposits < $100,000                       91,079                88,387
Time deposits > $100,000                       34,857                33,283
              -                              --------              --------
     Total                                   $316,948              $318,645
                                             ========              ========

Money Market accounts declined $9.2 million principally due to a shift of deposits by a local school district from money market account to short-term CDs, included in Time deposits > $100,000.
                          -

SHORT-TERM BORROWINGS
---------------------

     Short-term borrowings as of March 31, 2005 were $25.0 million compared to $23.0 million as of December 31, 2004. A decrease of $6.2 million in cash management accounts was offset by short-term borrowings from the FHLB.

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

     A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                          March 31,    December 31,
                                                            2005           2004
                                                           -------       -------
                                                                (In thousands)
Commitments to grant loans                                 $11,056       $15,748
Unfunded commitments under lines of credit                  31,495        30,611
Standby letters of credit                                    1,831         1,791
                                                           -------       -------

                                                           $44,382       $48,150
                                                           =======       =======

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS
---------------------------------------

     At March 31, 2005, total stockholders' equity totaled $45.6 million, compared to $45.7 million as of December 31, 2004. The net change in stockholders' equity included $1,243,000 in net income, that was partially offset by $481,000 of dividends declared. In addition, accumulated other comprehensive income decreased $957,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                     March 31, 2005        December 31, 2004
                                     --------------        -----------------
Tier 1 Capital
    (To average assets)                  11.20%                 11.11%
Tier 1 Capital
    (To risk-weighted assets)            15.33%                 15.91%
Total Capital
    (To risk-weighted assets)            16.69%                 17.34%

     The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of March 31, 2005 and December 31, 2004.

LIQUIDITY
---------

     As of March 31, 2005, the Company had cash and cash equivalent of $7.2 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $119.5 million which could be used for liquidity needs. This totals $126.7 million and represents 30.7% of total assets compared to $137.6 million and 33.4% of total assets as of December 31, 2004. This decrease in cash and cash equivalent is due to the utilization of $13.1 million of Federal Funds sold as of December 31, 2004 to fund loan growth. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2005 and December 31, 2004. Based upon these measures, the Company believes its liquidity is adequate.

     The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $142.3 million, of which $38.5 million was outstanding as of March 31, 2005 and $31 million as of December 31, 2004.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

(Tax-Equivalent Basis, dollars in thousands)                             Three Months Ended March 31,
                                                      ------------------------------------------------------------------------
                                                                      2005                                  2004
                                                      -----------------------------------     --------------------------------
                                                        Average                   Average     Average                  Average
                                                        Balance     Interest        Rate      Balance     Interest        Rate
                                                        -------     --------      -------     -------     --------     -------
                                                          (2)          (1)          (3)         (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  1,855    $   11         2.37%      $  2,709     $    6        0.89%
   Interest bearing deposits with banks                       76         -            -            105          1        0.86
   Securities held-to-maturity                             5,412       129         9.53          5,748        126        8.77
   Securities available for sale:
     Taxable                                             102,178       788         3.08        104,029        864        3.32
     Tax-exempt                                           18,565       255         5.49         18,558        277        5.97
                                                        --------    ------                    --------     ------
        Total securities available for sale (1)          120,743     1,043         3.46        122,587      1,141        3.72
   Loans receivable (4) (5)                              258,380     3,950         6.12        231,865      3,571        6.16
                                                        --------    ------                    --------     ------
        Total interest earning assets                    386,466     5,133         5.31        363,014      4,845        5.34
Non-interest earning assets:
   Cash and due from banks                                 7,525                                 8,254
   Allowance for loan losses                              (3,496)                               (3,303)
   Other assets                                           14,508                                14,836
                                                        --------                              --------
   Total non-interest earning assets                      18,537                                19,787
                                                        --------                              --------
Total Assets                                            $405,003                              $382,801
                                                        ========                              ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 88,753       167         0.75%      $ 86,440        131        0.61%
   Savings                                                59,477        69         0.46         56,370         65        0.46
   Time                                                  123,904       751         2.42        121,309        712        2.35
                                                        --------    ------                    --------     ------
      Total interest bearing deposits                    272,134       987         1.45        264,119        908        1.38
Short-term borrowings                                     17,116        99         2.31         10,882         25        0.92
Long-term debt                                            23,000       317         5.51         23,000        323        5.62
                                                        --------    ------                    --------     ------
   Total interest bearing liabilities                    312,250     1,403         1.80        298,001      1,256        1.69
Non-interest bearing liabilities:
   Demand deposits                                        45,603                                39,076
   Other liabilities                                       1,158                                 2,183
                                                        --------                              --------
      Total non-interest bearing liabilities              46,761                                41,259
Stockholders' equity                                      45,992                                43,541
                                                        --------                              --------
Total Liabilities and Stockholders' Equity              $405,003                              $382,801
                                                        ========                              ========

Net interest income (tax equivalent basis)                           3,730         3.52%                    3,589         3.65%
                                                                                   ====                                   ====
Tax-equivalent basis adjustment                                       (160)                                  (156)
                                                                    ------                                 ------
Net interest income                                                 $3,570                                 $3,433
                                                                    ======                                 ======
Net interest margin (tax equivalent basis)                                         3.86%                                  3.95%
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

                                                         Increase/(Decrease)
                                                         -------------------
                                               Three months ended March 31, 2005 Compared to
                                               ---------------------------------------------
                                                   Three months ended March 31, 2004
                                                   ---------------------------------
                                                         Variance due to
                                                         ---------------
                                                      Volume     Rate      Net
                                                      ------     ----      ---
                                                       (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold ...............................    $ (12)    $  17     $   5
Interest bearing deposits with banks .............     --          (1)       (1)
Securities held to maturity ......................      (34)       37         3
Securities available for sale:
  Taxable ........................................      (15)      (61)      (76)
  Tax-exempt securities ..........................        1       (23)      (22)
                                                      -----     -----     -----
    Total securities .............................      (14)      (84)      (98)
Loans receivable .................................      554      (175)      379
                                                      -----     -----     -----
Total interest earning assets ....................      494      (206)      288

Interest bearing liabilities:
  Interest-bearing demand and money market .......        4        32        36
  Savings ........................................        4      --           4
  Time ...........................................       15        24        39
                                                      -----     -----     -----
     Total interest bearing deposits .............       23        56        79
Short-term borrowings ............................       20        54        74
Other borrowings .................................     --          (6)       (6)
Total interest bearing liabilities ...............       43       104       147
                                                      -----     -----     -----
Net interest income (tax-equivalent basis) .......    $ 450     $(309)    $ 141
                                                      =====     =====     =====

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED MARCH 31, 2005 TO
--------------------------------------------------------------------------------
MARCH 31, 2004
--------------

GENERAL
-------

     For the three months ended March 31, 2005, net income totaled $1,243,000, an increase of $43,000, or 3.6%, over $1,200,000 earned in the similar period of 2004. Earnings per share for the current period were $.47 basic and $.46 on a diluted basis, compared to $.46 basic and $.45 on a fully diluted basis for the three months ended March 31,2004. The resulting return on average assets and return on average equity for the three months ended March 31, 2005, were 1.24% and 10.96%, respectively compared to 1.26% and 11.08%, respectively for the similar period in 2003.

The following table sets forth changes in net income:

Dollars in thousands                                               Three months ended
                                                                   ------------------
                                                           March 31, 2005 to March 31, 2004
                                                           --------------------------------

Net income three months ended March 31, 2004                            $ 1,200
                                                                        -------
Change due to:
Net interest income                                                         137
Provision for loan losses                                                    25
Net realized gains on sales of securities                                  (101)
Gains on sale of loans                                                      (17)
All other income                                                             99
Salaries and employee benefits                                              (85)
All other expenses                                                           29
Income tax effect                                                           (44)
                                                                        -------

Net income three months ended  March 31, 2005                           $ 1,243
                                                                        =======

NET INTEREST INCOME
-------------------

     Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2005, totaled $3,730,000, an increase of $141,000 or 3.9%, over the similar period in 2004. The fte net interest spread and net interest margin were 3.52% and 3.86% decreasing from 3.65% and 3.95% respectively for the three months ended March 31, 2004.

     Interest income (fte) totaled $5,133,000 at a yield of 5.31% compared to $4,845,000 at an average yield of 5.34% in 2004. Short-term rates have increased, with the prime rate at 5.25% as of March 31, 2005 compared to 4.00% as of March 31, 2004. This positive effect on floating rate loans was offset by the cumulative effect of lower fixed rate earning assets that have been put on the balance sheet over the past three years. The decrease in yield was offset by an increase of $23.5 million or 6.50% in average earning assets. The growth was in average loans which increased $26.5 million. Loans represented 66.9% of total average earning assets for the three months ended March 31, 2005 compared to 63.9% for the similar period in 2004.

     Interest expense for the three months ended March 31, 2005 totaled $1,403,000 at an average cost of 1.80% compared to $1,256,000 and 1.69% for the similar period in 2004. The average cost of funds was impacted by higher short-term rates which increased the cost of time deposits from 2.35% to 2.42% in the current period. The Company funded a portion of its loan growth with short-term borrowings. The average cost of short-term borrowings was 2.31% for the three months ended March 31, 2005, this is higher than the average cost of interest-bearing deposits which was 1.45% for the same period.

OTHER INCOME
------------

     Other income totaled $920,000 for the three months ended March 31, 2005, compared to $939,000 during the similar period in 2004. Net realized gains on sales of securities were $77,000 in 2005 compared to $178,000 in 2004. The Company also sold $3.1 million of 30 year fixed rate mortgages, for interest rate risk management, for a gain of $40,000, compared to $57,000 gains on sales of $3.6 million mortgages in 2004.

     Service charges and fees totaled $579,000 for the current period compared to $441,000 in the prior. The increase was due to $146,000 increase in overdraft fee income as a result of increased volume related to the Bank's Overdraft Manager Service.

OTHER EXPENSES
--------------

     Other expenses for the three months ended March 31, 2005 totaled $2,651,000, an increase of $56,000, or 2.2%, when compared to $2,595,000 for the similar period in 2004. Salary and benefits increased $85,000 to $1,387,000, principally due to increases in expense related to the employee stock ownership plan (ESOP) of $35,000 and health care insurance, $7,000. The loss on lease residuals was $90,000 for the period in 2004, with no expense incurred for the similar period in 2005. The remaining leased vehicles were sold in 2004.

INCOME TAX EXPENSE
------------------

     Income tax expense totaled $496,000 for an effective tax rate of 28.5% for the period ending March 31, 2005 compared to $452,000 and 27.4% for the similar period in 2004. The effective tax rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
-----------

     There were no significant changes as of March 31, 2005 from the information presented in the Form 10-K for the year-ended December 31, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                              Issuer  Purchases of
                                              --------------------
                                                 Equity Securities
                                                 -----------------
                                                                                                          Maximum number
                                                                                Total number of           of shares (or approximate
                                                                                ---------------           -------------------------
                                                                                shares purchased          dollar value) that may yet
                                                                                ----------------          --------------------------
                                          Total number       Average price      as part of  publicly       be purchased
                                          ------------       -------------      --------------------      -------------
                                          of shares          paid per           announced plans           under the plans
                                          ---------          --------           ---------------           ---------------
                                          purchased          share              or programs               or programs
                                          ---------          -----              -----------               -----------
January 1-January 31, 2005                        -                 -                   -                           -
February 1-February 28, 2005                      -                 -                   -                           -
March 1 - March 31, 2005                       2,201  (1)      $35.35                   -                           -
                                               -----           ------             -------------           -----------
                                               2,201           $35.35                   -                           -
                                               =====           ======             =============           ===========

(1) Purchases related to the Company's Employee Stock Ownership Plan (ESOP) related to purchase of shares from terminated participants.


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

            10.5    Wayne Bank Stock Option Plan*
            10.6    Salary Continuation Agreement between the Bank and William
                       W. Davis, Jr.***
            10.7    Salary Continuation Agreement between the Bank and Lewis J.
                       Critelli***
            10.8    Salary Continuation Agreement between the Bank and Edward C.
                       Kasper***
            10.9    1999 Directors Stock Compensation Plan***
            10.10   Salary Continuation Agreement between the Bank and Joseph A.
                       Kneller****
            10.11   Salary Continuation Agreement between the Bank and John H.
                       Sanders****
            31.1    Rule 13a-14(a)/15d-14(a) Certification (Chief Executive
                       Officer)
            31.2    Rule 13a-14(a)/15d-14(a) Certification (Chief Financial
                       Officer)
            32      Section 1350 Certification (Chief Executive Officer and
                       Chief Financial Officer)

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

**** Incorporated herein by reference to the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 22, 2005.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORWOOD FINANCIAL CORP.

Date:    May 13, 2005                 By: /s/ William W. Davis, Jr.
                                          --------------------------------------
                                          William W. Davis, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:    May 13, 2005                 By: /s/ Lewis J. Critelli
                                          --------------------------------------
                                          Lewis J. Critelli
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)