Form 10-Q
period 2005-06-30
NORWOOD FINANCIAL CORP
filed 2005-08-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005
                                    -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to _____________

Commission file number   0-28366
                         -------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-2828306
-------------------------------------------------------------------------------
(State or otherjurisdiction of              (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                         18431
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (570) 253-1455
                                                  -----------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes        No   X
    -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding as of August 12, 2005
---------------------------------------       ----------------------------------
common stock, par value $0.10 per share                  2,692,079

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005
                                      INDEX



                                                                           Page
                                                                          Number
PART I -            CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                    FINANCIAL CORP.

Item 1.             Financial Statements                                      3
Item 2.             Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   10
Item 3.             Quantitative and Qualitative Disclosures about
                       Market Risk                                           23
Item 4.             Controls and Procedures                                  24

PART II -           OTHER INFORMATION

Item 1.             Legal Proceedings                                        24
Item 2.             Changes in Securities, Use of Proceeds and Issuer
                       Purchases of Equity Securities                        25
Item 3.             Defaults upon Senior Securities                          25
Item 4.             Submission of Matters to a Vote of Security Holders      25
Item 5              Other Information                                        25
Item 6              Exhibits                                                 25

Signatures                                                                   27

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets (unaudited)
(dollars in thousands)

                                                               June 30,    December 31,
                                                                2005         2004
                                                              --------     ----------
                                                              (Unaudited)
ASSETS
Cash and due from banks                                       $  11,895    $   7,488
Interest bearing deposits with banks                                119          118
Federal funds sold                                                5,290       13,060
                                                              ---------    ---------
          Cash and cash equivalents                              17,304       20,666

Securities available for sale                                   111,497      116,933
Securities held to maturity, fair value 2005:
   $3,415, 2004: $5,878                                           3,337        5,724
Loans receivable (net of unearned income)                       275,558      254,757
   Less:  Allowance for loan losses                               3,600        3,448
                                                              ---------    ---------
Net loans receivable                                            271,958      251,309
Investment in FHLB Stock, at cost                                 1,973        2,225
Bank premises and equipment, net                                  5,434        5,489
Accrued interest receivable                                       1,715        1,641
Other Assets                                                      9,337        7,639
                                                              ---------    ---------
    TOTAL ASSETS                                              $ 422,555    $ 411,626
                                                              =========    =========

LIABILITIES
  Deposits:
      Non-interest bearing demand                             $  53,628    $  44,450
      Interest bearing                                          285,305      274,195
                                                              ---------    ---------
        Total deposits                                          338,933      318,645
     Short-term borrowings                                       10,928       22,982
     Long-term debt                                              23,000       23,000
     Accrued interest payable                                     1,149        1,200
     Other liabilities                                            1,714          114
                                                              ---------    ---------
TOTAL LIABILITIES                                               375,724      365,941

STOCKHOLDERS' EQUITY
Common stock, $.10 par value,  authorized 10,000,000
 shares issued  2,705,715 shares                                    270          270
   Surplus                                                        5,525        5,336
   Retained  earnings                                            41,837       40,222
   Treasury stock at cost: 2005: 15,979 shares, 2004:
       8,913                                                       (449)        (149)
  Unearned ESOP shares                                             (249)        (327)
  Accumulated other comprehensive income (loss)                    (103)         333
                                                              ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                     46,831       45,685
                                                              ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $ 422,555    $ 411,626
                                                              =========    =========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                               Three Months Ended    Six Months Ended
                                               ------------------    ----------------
                                                   June 30              June 30
                                                   -------              -------
                                                2005       2004      2004      2005
                                              -------   -------      -------   -------
INTEREST INCOME
  Loans receivable, including fees            $ 4,288   $ 3,564      $ 8,208   $ 7,116
  Securities                                    1,020     1,021        2,061     2,151
  Other                                             5        10           17        17
                                              -------   -------      -------   -------
    Total interest income                       5,313     4,595       10,286     9,284

INTEREST EXPENSE
  Deposits                                      1,102       862        2,089     1,770
  Short-term borrowings                           112        34          211        59
  Long-term debt                                  303       319          620       642
                                              -------   -------      -------   -------
    Total interest expense                      1,517     1,215        2,920     2,471
                                              -------   -------      -------   -------
NET INTEREST INCOME                             3,796     3,380        7,366     6,813
PROVISION FOR LOAN LOSSES                          90       165          190       290
                                              -------   -------      -------   -------

NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                      3,706     3,215        7,176     6,523

OTHER INCOME
  Service charges and fees                        603       473        1,182       914
  Income from fiduciary activities                 92        69          176       155
  Net realized gains on sales of securities         3        84           80       262
  Gain on sale of loans                            15         5           55        62
  Other                                           152       131          292       308
                                              -------   -------      -------   -------
    Total other income                            865       762        1,785     1,701

OTHER EXPENSES
  Salaries and employee benefits                1,334     1,262        2,721     2,564
  Occupancy, furniture & equipment, net           365       338          749       690
  Data processing related                         153       156          313       302
  Losses on lease residuals                      --        --           --          90
  Taxes, other than income                        109        92          207       183
  Professional fees                               139        71          248       156
  Other                                           577       525        1,090     1,054
                                              -------   -------      -------   -------
    Total other expenses                        2,677     2,444        5,328     5,039

INCOME BEFORE INCOME TAXES                      1,894     1,533        3,633     3,185
INCOME TAX EXPENSE                                564       406        1,060       858
                                              -------   -------      -------   -------
NET INCOME                                    $ 1,330   $ 1,127      $ 2,573   $ 2,327
                                              =======   =======      =======   =======

BASIC EARNINGS PER SHARE                      $  0.50   $  0.43      $  0.96   $  0.88
                                              =======   =======      =======   =======

DILUTED EARNINGS PER SHARE                    $  0.49   $  0.42      $  0.94   $  0.86
                                              =======   =======      =======   =======

Cash dividends per share                      $  0.18   $  0.17      $  0.36   $  0.34
                                              =======   =======      =======   =======


See accompanying notes to the consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated statement of changes in stockholders' equity (unaudited)

(dollars in thousands, except per share
data)                                       Number of
                                            shares        Common                Retained    Treasury
                                            issued        Stock        Surplus  Earnings    Stock
                                            ------        -----        -------  --------    -----
Balance December 31, 2003                   2,705,715         $270      $4,933     $37,042  ($295)
Comprehensive Income:
  Net Income                                                                         2,327
  Change in unrealized gains (losses) on
    securities available for sale, net of
    reclassification adjustment and tax
    effects

Total comprehensive income


Cash dividends declared, $.34 per share                                               (902)
Stock options exercised                                                    (26)               162
Tax benefit of stock options exercised                                       9
Acquisition of treasury stock                                                                 (95)
Release of earned ESOP shares                                              165
                                            ---------        ----       ------     -------   -----
Balance, June 30, 2004                      2,705,715        $270       $5,081     $38,467   ($228)
                                            =========        ====       ======     =======  ======



(dollars in thousands, except per share                    Accumulated
data)                                          Unearned    Other
                                               ESOP        Comprehensive
                                               Shares      Income(Loss)      Total
                                               ------      ------------      -----

Balance December 31, 2003                       ($550)       $ 1,431         $42,831
Comprehensive Income:
  Net Income                                                                   2,327
  Change in unrealized gains (losses) on
    securities available for sale, net of
    reclassification adjustment and tax
    effects                                                   (1,793)         (1,793)
                                                                             -------
Total comprehensive income                                                       534
                                                                             -------

Cash dividends declared, $.34 per share                                         (902)
Stock options exercised                                                          136
Tax benefit of stock options exercised                                             9
Acquisition of treasury stock                                                    (95)
Release of earned ESOP shares                     100                            265
                                                -----       -----            -------
Balance, June 30, 2004                          ($450)      ($362)           $42,778
                                                =====       ======           =======


                                            Number of
                                            shares        Common                  Retained  Treasury
                                            Issued        Stock        Surplus    Earnings  Stock
                                            ------        -----        -------    --------  -----

Balance December 31, 2004                   2,705,715        $270       $5,336     $40,222   ($149)
Comprehensive Income:
  Net Income                                                                         2,573
  Change in unrealized gains (losses)on
    securities available for sale, net of
    reclassification adjustment and tax
    effects

Total comprehensive income


Cash dividends declared $.36 per share                                                (958)
Stock options exercised                                                     (3)                 86
Tax benefit of stock options exercised                                      13
Release of Treasury Stock for ESOP                                                              22
Acquisition of treasury stock                                                                 (408)
Release of earned ESOP shares                                              179
                                            ---------        ----       ------     -------   -----

Balance, June 30, 2005                      2,705,715        $270       $5,525     $41,837   ($449)
                                            =========        ====       ======     =======   =====




                                                           Accumulated
                                               Unearned    Other
                                               ESOP        Comprehensive
                                               Shares      Income (Loss)     Total
                                               ------      -------------     -----

Balance December 31, 2004                       ($327)        $333           $45,685
Comprehensive Income:
  Net Income                                                                   2,573
  Change in unrealized gains (losses)on
    securities available for sale, net of
    reclassification adjustment and tax
    effects                                                   (436)             (436)
                                                                             --------


Total comprehensive income                                                     2,137
                                                                             -------

Cash dividends declared $.36 per share                                          (958)
Stock options exercised                                                           83
Tax benefit of stock options exercised                                            13
Release of Treasury Stock for ESOP                                                22
Acquisition of treasury stock                                                   (408)
Release of earned ESOP shares                      78                            257
                                                 ----        -----           -------

Balance, June 30, 2005                          ($249)       ($103)          $46,831
                                                =====        =====           =======

See accompanying notes to the Consolidated Financial Statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                2005             2004
                                                                                               -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                      $2,573         $2,327
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                        190            290
  Depreciation                                                                                     268            136
  Amortization of intangible assets                                                                 26             26
  Deferred income taxes                                                                           (159)          (168)
  Net amortization of securities premiums and discounts                                            227            260
  Net realized gain on sales of securities                                                         (79)          (262)
  Earnings on life insurance policy                                                               (126)          (158)
  Net gain on sale of mortgage loans                                                               (55)           (62)
  Proceeds from sale of Bank equipment                                                              (2)             6
  (Gain) loss on sale of bank premises and equipment and foreclosed real estate                     --            (19)
  Mortgage loans originated for sale                                                            (5,099)        (3,837)
  Proceeds from sale of mortgage loans                                                           5,154          3,899
  Tax benefit of stock options exercised                                                            13              9
  Release of ESOP shares                                                                           279            265
  (Increase)decrease in accrued interest receivable and other assets                                (3)           275
  Increase in accrued interest payable and other liabilities                                       336             71
                                                                                               -------        -------
    Net cash provided by operating activities                                                    3,543          3,058

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
  Proceeds from sales                                                                            5,097          6,622
  Proceeds from maturities and principal reductions on mortgage-backed securities                6,242         26,045
  Purchases                                                                                     (6,748)       (27,050)
  Securities held to maturity proceeds                                                           2,420             35
  Decrease in investment in FHLB stock                                                             252             26
  Net increase in loans                                                                        (20,906)       (12,892)
  Purchase of bank premises and equipment                                                         (220)          (242)
  Proceeds from sale of bank premises and equipment and foreclosed real estate                       9             41
                                                                                               -------        -------
  Net cash used in investing activities                                                        (13,854)        (7,415)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                      20,288         11,330
  Net increase (decrease) in short term borrowings                                             (12,054)         2,181
  Repayments of long-term debt                                                                  (5,000)            --
  Proceeds from long-term debt                                                                   5,000             --
  Stock options exercised                                                                           83            136
  Acquisition of treasury stock                                                                   (408)           (95)
  Cash dividends paid                                                                             (960)          (897)
                                                                                               -------        -------
    Net cash provided by (used in) financing activities                                          6,949         12,655
                                                                                               -------        -------
    Increase (decrease) in cash and cash equivalents                                            (3,362)         8,435

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  20,666          9,174
                                                                                               -------        -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $17,304        $17,609
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

2.       ESTIMATES
         ---------

         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period.

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

           The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)
                                                                            Three Months Ended           Six Months Ended
                                                                            ------------------           ----------------
                                                                                 June 30,                     June 30,
                                                                                 --------                     --------
                                                                              2005        2004           2005         2004
                                                                              ----        ----           ----         ----
Basic EPS weighted average shares outstanding                                2,671       2,642          2,668        2,639
Dilutive effect of stock options                                                57          57             58           57
                                                                            ------      ------         ------       ------
Diluted EPS weighted average shares outstanding                              2,728       2,699          2,726        2,696
                                                                            ======      ======         ======       ======

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

                                                                              Three Months           Six Months
(In thousands, except for per share data)                                    ended June 30,         ended June 30,
                                                                            2005        2004       2005       2004
                                                                           ------      ------     ------     ------
Net income as reported                                                     $1,330      $1,127     $2,573     $2,327

Total stock based employee compensation determined
Under fair value based method for all awards, net of taxes                    (49)        (36)       (98)       (72)
                                                                           ------      ------     ------     ------
Pro forma net income                                                       $1,281      $1,091     $2,475     $2,255
                                                                           ======      ======     ======     ======

Earnings per share (basic)
  As Reported                                                              $  .50     $   .43     $  .96     $  .88
  Pro forma                                                                   .48         .41        .93        .85

Earnings per share (assuming dilution)
  As Reported                                                                 .49         .42        .94        .86
  Pro forma                                                                   .47         .40        .91        .84


During the first six months ended June 30, 2005, there were 4,286 stock options exercised at an average exercise price of $19.18 per share.

5.       CASH FLOW INFORMATION
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the periods ended June 30, 2005 and 2004 were $2,971,000 and $2,722,000 respectively. Cash payments for income taxes in 2005 were $1,118,000 compared to $954,000 in 2004. Non-cash investing activity for 2005 and 2004 included foreclosed mortgage loans and repossession of other assets of $67,000 and $140,000, respectively.

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

(in thousands)                                            Three Months                  Six Months
                                                          ------------                  ----------
                                                          Ended June 30                Ended June 30
                                                          -------------                -------------
                                                        2005        2004             2005          2004
                                                      -------      -------          ------        -------
Unrealized holding gains/(losses)
  on available for sale securities                    $   791      ($3,186)          $(584)       ($2,457)

Reclassification adjustment for gains
  Realized in income                                       (3)         (84)            (80)          (262)
                                                      -------      -------           -----        -------

Net unrealized gains/(losses)                         $   788       (3,270)           (664)        (2,719)
Income tax (benefit)                                      267       (1,112)           (228)          (926)
                                                      -------      -------           -----        -------
Other comprehensive income (loss)                     $   521      $(2,158)          $(436)       $(1,793)
                                                      =======      =======           =====        =======

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

         A summary of the Bank's financial instrument commitments is as follows:

                                                                 June 30
                                                                 -------
                                                            2005         2004
                                                          -------      -------
Commitments to grant loans                                $11,000      $11,734
Unfunded commitments under lines of credit                 33,634       29,472
Standby letters of credit                                   1,679        1,930
                                                          -------      -------
                                                          $46,313      $43,136
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005 for guarantees under standby letters of credit issued is not material.

8.       RECLASSIFICATION OF COMPARATIVE AMOUNTS
         ---------------------------------------

         Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation. Such reclassifications did not affect net income.

9.       RECENT ACCOUNTING STANDARDS
         ---------------------------

         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

         In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

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

CHANGES IN FINANCIAL CONDITION
------------------------------
GENERAL
-------

         Total assets as of June 30, 2005 were $422.6 million compared to $411.6 million as of December 31, 2004.

SECURITIES
----------

         The fair value of securities available for sale as of June 30, 2005 was $111.5 million declining from $116.9 million as of December 31, 2004. The decrease was principally due to cash flow received from mortgage backed securities of $4.9 million. In addition, the held-to-maturity portfolio which consists of municipal bonds decreased $2.4 million to $3.3 million, due to calls of bonds. The Company is using cash flow from the securities portfolios to fund loan growth.

         The  Company  has  securities  in  an  unrealized  loss  position.   In
management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. Management believes that the unrealized losses represent temporary impairment of the securities, as the company has the intent and ability to hold these investments until maturity or market price recovery.

LOANS RECEIVABLE
----------------

         Total loans receivable were $275.6 million as of June 30, 2005, an increase of $20.8 million, or 8.2%, compared to $254.8 million as of December 31, 2004.

         Commercial real estate loans increased $16.8 million to $128.0 million as of June 30, 2005. The growth was principally in the Monroe County Market Area. Residential real estate increased $1.1 million with home equity financings increasing $2.8 million. This offset a decrease in residential mortgages which was principally due to the sale of $5.1 million of 30 year fixed rate loans. The loans were sold for interest rate risk purposes. The Company had a gain of $55,000 on sales, which is included in Other Income. Commercial term loans increased $5.1 million due to equipment loans and seasonal usage of lines of credit. Indirect loans, included in consumer loans to individuals, decreased $1.8 million to $18.4 million, approximately $10.1 million is automobile, with $8.3 million of marine, recreational vehicles, motorcycle, and other.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                       June 30, 2005         December 31, 2004
                                                             -------------         -----------------
                                                             $           %             $             %
                                                         --------      -----       --------       -----
Real Estate-Residential                                  $ 91,700       33.2%      $ 90,606        35.5%
                Commercial                                128,004       46.4        111,164        43.6
                Construction                                4,393        1.6          4,890         1.9
Commercial, financial and agricultural                     25,360        9.2         20,263         7.9
                                                         --------      -----       --------       -----
Consumer loans to individuals                              26,459        9.6         28,193        11.1
  Total loans                                             275,916      100.0%       255,116       100.0%

  Deferred fees                                              (358)                     (359)
                                                         --------                  --------
                                                          275,558                   254,757
  Allowance for loan losses                                (3,600)                   (3,448)
                                                         --------                  --------
  Net loans receivable                                   $271,958                  $251,309
                                                         ========                  ========

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                       Three Months             Six Months
                                       ------------             ----------
                                      Ended June 30            Ended June 30
                                      -------------            -------------
 (dollars in thousands)              2005        2004        2005         2004
                                   -------     -------     -------     -------
Balance, beginning                 $ 3,523     $ 3,302     $ 3,448     $ 3,267
Provision for loan losses               90         165         190         290
Charge-offs                            (34)       (111)        (81)       (209)
Recoveries                              21           6          43          14
  Net charge-offs                      (13)       (105)        (38)       (195)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,600     $ 3,362     $ 3,600     $ 3,362
                                   =======     =======     =======     =======

Allowance to total loans              1.31%       1.37%       1.31%       1.37%
Net charge-offs to average loans
    (annualized)                       .02%        .17%        .03%        .16%

           The allowance for loan losses totaled $3,600,000 as of June 30, 2005 and represented 1.31% of total loans compared to $3,448,000 and 1.35% as of December 31, 2004. Net charge-offs for the six months ended June 30, 2005 totaled $38,000 declining from $195,000 for the similar period in 2004. The decrease was principally due to lower level of repossessed automobiles, as the Company has lowered its exposure to indirect automobile lending. As a result of the lower net charge-offs, the provision for loan losses was less for the six months ended June 30, 2005, $190,000, compared to $290,000 for the similar period in 2004.

           The Company assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include:
concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth.

Management considers the allowance adequate at June 30, 2005 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

           As of June 30, 2005, non-performing loans totaled $97,000, which is ..04% of total loans compared to $67,000, or .02% of total loans at December 31, 2004. The increase is due to one credit secured by real estate. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

                                                      June 30, 2005      December 31, 2004
                                                      -------------      -----------------
(dollars in thousands)
Loans accounted for on a non accrual basis:
   Commercial and all other                                                     $  -
                                                         $   -
   Real Estate                                              87                    32
   Consumer                                                  6                     8
   Total                                                    93                    40

Accruing loans which are contractually
  Past due 90 days or more                                   4                    27
Total non-performing loans                                  97                    67
Foreclosed real estate                                       -                     -
                                                         -----                  ----
Total non-performing assets                              $  97                  $ 67
                                                         =====                  ====

Allowance for loan losses
 coverage of non-performing loans                         38.0x                 51.5x
Non-performing loans to total loans                        .04%                  .03%
Non-performing assets to total assets                      .02%                  .02%

DEPOSITS
--------

           Total deposits as of June 30, 2005 were $338.9 million increasing from $318.6 million as of December 31, 2004. The increase in non-interest bearing and interest bearing demand is due in part to new commercial accounts and the seasonality of certain corporate and municipal accounts. Time deposits less than $100,000 increased $4.9 million as a result of retail CD growth.


  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                  June 30, 2005      December 31, 2004
                                        -------------      -----------------

Non-interest bearing demand                  $ 53,628           $ 44,450
Interest bearing demand                        46,092             41,336
Money Market                                   53,519             51,125
Savings                                        57,330             60,064
Time deposits <$100,000                        93,330             88,387
Time deposits >$100,000                        35,034             33,283
                                             --------           --------

     Total                                   $338,933           $318,645
                                             ========           ========


SHORT-TERM BORROWINGS
---------------------

           Short-term borrowings as of June 30, 2005 were $10.9 million compared to $23.0 million as of December 31, 2004. The decrease was due to the pay-off of short-term borrowings from the FHLB, with the funds provided by the increase in deposits.

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

A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                  June 30,     December 31,
                                                    2005           2004
                                                    ----           ----
                                                        (In thousands)
Commitments to grant loans                         $11,000        $15,748
Unfunded commitments under lines of credit          33,634         30,611
Standby letters of credit                            1,679          1,791
                                                   -------        --------
                                                   $46,313        $48,150
                                                   -------        --------

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS
---------------------------------------

           At June 30, 2005, total stockholders' equity totaled $46.8 million, a net increase of $1,146,000 from December 31, 2004. The net change in stockholders' equity was primarily due to $2,573,000 in net income, that was partially offset by $958,000 of dividends declared. In addition, accumulated other comprehensive income decreased $436,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's regulatory capital ratios is as follows:

                                    June 30, 2005        December 31, 2004
                                    -------------        -----------------
Tier 1 Capital
    (To average assets)                 11.21%                11.11%
Tier 1 Capital
    (To risk-weighted assets)           15.45%                15.91%
Total Capital
    (To risk-weighted assets)           16.80%                17.34%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of June 30, 2005 and December 31, 2004.

LIQUIDITY
---------

           As of June 30, 2005, the Company had cash and cash equivalent of $17.3 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $111.5 million which could be used for liquidity needs. This totals $128.8 million and represents 30.4% of total assets compared to $137.6 million and 33.4% of total assets as of December 31, 2004. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of June 30, 2005 and December 31, 2004. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $143 million, of which $23 million was outstanding as of June 30, 2005 and $31 million as of December 31, 2004.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)
                                                                        Three Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                      2005                                    2004
                                                        ----------------------------------      -------------------------------
                                                        Average                   Average       Average                 Average
                                                        Balance     Interest        Rate        Balance     Interest       Rate
                                                        -------     --------      --------      -------     --------    -------
                                                          (2)          (1)          (3)           (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $    707    $     4       2.26%        $  4,212    $    9      0.85%
   Interest bearing deposits with banks                        121          1       3.31              139         1      2.88
   Securities held-to-maturity      (1)                      4,047        122      12.06            5,740       127      8.85
   Securities available for sale:
     Taxable                                                97,856        771       3.15          101,144       753      2.98
     Tax-exempt                                             18,679        257       5.50           17,563       276      6.29
                                                          --------    -------                     -------    -----
        Total securities available for sale (1)            116,535      1,028       3.53          118,707     1,029      3.47
     Loans receivable (4) (5)                              271,614      4,326       6.37          241,343     3,598      5.96
                                                          --------    -------                     -------   -------
        Total interest earning assets                      393,024      5,481       5.58          370,141     4,764      5.15
Non-interest earning assets:
   Cash and due from banks                                   8,662                                  9,160
   Allowance for loan losses                                (3,577)                                (3,330)
   Other assets                                             16,606                                 14,740
                                                          --------                                 ------
   Total non-interest earning assets                        21,691                                 20,570
                                                          --------                               --------
Total Assets                                              $414,715                               $390,711
                                                          ========                               ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market               $ 90,163        209       0.93%        $ 87,497       127      0.58
   Savings                                                  58,795         69       0.47           57,336        67      0.47
   Time                                                    124,359        824       2.65          118,121       668      2.26
                                                           -------    -------                    --------   -------
      Total interest bearing deposits                      273,317      1,102       1.61          262,954       862      1.31
Short-term borrowings                                       17,550        112       2.55           12,977        34      1.05
Long-term debt                                              23,000        303       5.27           23,000       319      5.55
                                                            ------    -------                    --------   -------
   Total interest bearing liabilities                      313,867      1,517       1.93          298,931     1,215      1.63
Non-interest bearing liabilities:
   Demand deposits                                          51,604                                 46,793
   Other liabilities                                         2,743                                  1,554
                                                             -----                               --------
      Total non-interest bearing liabilities                54,347                                 48,347
Stockholders' equity                                        46,501                                 43,433
                                                            ------                               --------
Total Liabilities and Stockholders' Equity                $414,715                               $390,711
                                                          ========                               ========

Net interest income (tax equivalent basis)                              3,964       3.65%                     3,549      3.52%
                                                                                    =====                                ====
Tax-equivalent basis adjustment                                          (168)                                 (169)
                                                                      -------                                ------
Net interest income                                                   $ 3,796                                $3,380
                                                                      =======                                ======
Net interest margin (tax equivalent basis)                                          4.03%                                3.84%
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


                               Increase/(Decrease)
                               -------------------
                  Three months ended June 30, 2005 Compared to
                  --------------------------------------------
                        Three months ended June 30, 2004
                        --------------------------------
                                 Variance due to
                                 ---------------

                                                       Volume     Rate     Net
                                                      --------------------------
                                                        (dollars in thousands)
Interest earning assets:
Federal funds sold                                    $ (41)    $  36     $  (5)
Interest bearing deposits with banks                     (1)        1        --
Securities held to maturity                            (167)      162        (5)
Securities available for sale:
  Taxable                                              (119)      137        18
  Tax-exempt securities                                  86      (105)      (19)
                                                      -----     -----     -----
    Total securities                                    (33)       32        (1)
Loans receivable                                        471       257       728
                                                      -----     -----     -----
Total interest earning assets                           229       488       717

Interest bearing liabilities:
  Interest-bearing demand and money market                4        78        82
  Savings                                                 2        --         2
  Time                                                   37       119       156
                                                      -----     -----     -----
     Total interest bearing deposits                     43       197       240
Short-term borrowings                                    15        63        78
Other borrowings                                         --       (16)      (16)
                                                      -----     -----     -----
Total interest bearing liabilities                       58       244       302
                                                      -----     -----     -----
Net interest income (tax-equivalent basis)            $ 171     $ 244     $ 415
                                                      =====     =====     =====


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2005 TO JUNE
--------------------------------------------------------------------------------
30, 2004
--------


GENERAL
-------

           For the three months ended June 30, 2005, net income totaled $1,330,000, an increase of $203,000, or 18.0% over the $1,127,000 earned in the similar period of 2004. Earnings per share for the current period were $.50 basic and $.49 on a diluted basis compared to $.43 basic and $.42 on a diluted basis for the three months ended June 30, 2004. The resulting annualized return on average assets and return on average equity for the three months ended June 30, 2005 were 1.29% and 11.48%, respectively, improving from 1.16% and 10.41% respectively, for the similar period in 2004.

The following table sets forth changes in net income:

(Dollars in thousands)                          Three months ended
                                                ------------------
                                            June 30, 2005 to June 30, 2004
                                            ------------------------------
Net income three months ended June 30, 2004            $ 1,127
                                                       -------

Net interest income                                        416
Provision for loan losses                                   75
Net realized gains on sales of securities                  (81)
Gains on sale of loans                                      10
All other income                                           174
Salaries and employee benefits                             (72)
All other expenses                                        (161)
Income tax effect                                         (158)
                                                       -------
Net income three months ended  June 30, 2005           $ 1,330
                                                       =======

NET INTEREST INCOME
-------------------

           Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2005 totaled $3,964,000, an increase of $415,000 or 11.7% over the similar period in 2004. The fte net interest spread and net interest margin were 3.65% and 4.03%, respectively, increasing from 3.52% and 3.84%, respectively, for the three months ended June 30, 2004.

           Interest income (fte) totaled $5,481,000 with an average yield of 5.58%, increasing from $4,764,000 and 5.15% for the 2004 period. The increase was principally due to growth in the loan portfolio. Average loans increased $30.3 million and represented 69.1% of average earning assets for the 2005 period compared to 65.2% of average earning assets for the similar period in 2004. The average fte yield on loans also increased to 6.37% for the three months ended June 30, 2005 compared to 5.96% for the similar period in 2004. The increase was due to increase in the prime interest rate, which was 6.25% as of June 30, 2005 compared to 4.00% as of June 30, 2004.

           Interest expense for the three months ended June 30, 2005 totaled $1,517,000 at an average cost of 1.93% increasing from $1,215,000 and 1.63% for the similar period in 2004. The increase was principally due to the increase in short term interest rates with the Federal Funds rate at 3.25% as of June 30, 2005 and 1.00% as of June 30, 2004. As a result, the Company increased rates paid on money market accounts and short-term time deposits. In addition, the cost of short-term borrowings increased with an average cost of 2.55% for the 2005 period increasing from 1.05% for the similar period in 2004.

OTHER INCOME
------------

           Other income totaled $865,000 for the three months ended June 30, 2005, an increase of $103,000 or 13.5%, over the $762,000 for the similar period in 2004. Net realized gains on the sales of securities were $3,000 for the 2005 period, declining from $84,000 in the similar period of 2004. This was more than offset by $130,000 increase in service charges and fees. The increase was principally due to additional overdraft fees as a result of increased volume of overdrafts in 2005 related to the Bank's Overdraft Manager Service. Income from fiduciary activities increased $23,000 due in part to estate fees collected in the 2005 period.

OTHER EXPENSES
--------------

           Other expenses for the three months ended June 30, 2005 totaled $2,677,000, an increase of $233,000 or 9.5%, over the $2,444,000 for the similar period in 2004. Salaries and employee benefit expenses increased $72,000 principally due to increased costs related to the Bank's employee stock ownership plan and incentive compensation plans. Professional fees increased $68,000 due in part to expenses related to the Sarbanes-Oxley internal control documentation project.


INCOME TAX EXPENSE
------------------

           Income tax expense totaled $564,000 for the three months ended June 30, 2005, for an effective tax rate of 29.8% compared to $406,000 and an effective tax rate of 26.5% for the similar period in 2004. The effective tax rate increased as a result of higher pretax income, which increased $361,000, or 23.5%.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)
                                                                          Six Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                      2005                                    2004
                                                        ----------------------------------      -------------------------------
                                                        Average                   Average       Average                 Average
                                                        Balance     Interest       Rate         Balance     Interest     Rate
                                                        -------     --------      --------      -------     --------    -------
                                                          (2)          (1)          (3)           (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  1,278    $    16         2.50%      $  3,461       $    16      0.92%
   Interest bearing deposits with banks                       99          1         2.02            122             1      1.64
   Securities held-to-maturity (1)                         4,725        251        10.62          5,744           253      8.81
   Securities available for sale:
     Taxable                                             100,006      1,558         3.12        102,586         1,596      3.11
     Tax-exempt                                           18,622        512         5.50         18,060           581      6.43
                                                        --------    -------                    --------       -------
        Total securities available for sale (1)          118,628      2,070         3.49        120,646         2,177      3.61
     Loans receivable (4) (5)                            265,034      8,276                     236,604         7,169      6.06
                                                        --------    -------         6.25       --------       -------
        Total interest earning assets                    389,764     10,614         5.45        366,577         9,616      5.25
Non-interest earning assets:
   Cash and due from banks                                 8,096                                  8,637
   Allowance for loan losses                              (3,537)                                (3,316)
   Other assets                                           15,563                                 14,858
                                                        --------                               --------
   Total non-interest earning assets                      20,122                                 20,179
                                                        --------                               --------
Total Assets                                            $409,886                               $386,756
                                                        ========                               ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 89,462        376         0.84%      $ 86,968           258      0.59
   Savings                                                59,134        138         0.47         56,853           132      0.46
   Time                                                  124,133      1,575         2,54        119,715         1,380      2.31
                                                        --------    -------                    --------       -------
      Total interest bearing deposits                    272,729      2,089         1.53        263,536         1,770      1.34
Short-term borrowings                                     17,334        211         2.43         11,930            59      0.99
Long-term debt                                            23,000        620         5.39         23,000           642      5.58
                                                        --------    -------                    --------       -------
   Total interest bearing liabilities                    313,063      2,920         1.87        298,466         2,471      1.66
Non-interest bearing liabilities:
   Demand deposits                                        48,658                                 42,936
   Other liabilities                                       1,917                                  1,867
                                                        --------                               --------
      Total non-interest bearing liabilities              50,575                                 44,803
Stockholders' equity                                      46,248                                 43,487
                                                        --------                               --------
Total Liabilities and Stockholders' Equity              $409,886                               $386,756
                                                        ========                               ========

Net interest income (tax equivalent basis)                            7,694        3.58%                        7,145      3.59%
                                                                                 ======                                  ======
Tax-equivalent basis adjustment                                        (328)                                     (332)
                                                                    -------                                   -------
Net interest income                                                 $ 7,366                                   $ 6,813
                                                                    =======                                   =======
Net interest margin (tax equivalent basis)                                         3.95%                                   3.90%
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

                               Increase/(Decrease)
                               -------------------
                   Six months ended June 30, 2005 Compared to
                   ------------------------------------------
                         Six months ended June 30, 2004
                         ------------------------------
                                 Variance due to
                                 ---------------

                                                   Volume     Rate       Net
                                                  -------    -------    -------
                                                     (dollars in thousands)
Interest earning assets:
Federal funds sold                                $   (28)   $    28    $    --
Interest bearing deposits with banks                   --         --         --
Securities held to maturity                           (97)        95         (2)
Securities available for sale:
  Taxable                                             (44)         6        (38)
  Tax-exempt securities                                47       (116)       (69)
                                                  -------    -------    -------

    Total securities                                    3       (110)      (107)
Loans receivable                                      882        225      1,107
                                                  -------    -------    -------
    Total interest earning assets                     760        238        998

Interest bearing liabilities:
  Interest-bearing demand and money market              8        110        118
  Savings                                               5          1          6
  Time                                                 51        144        195
                                                  -------    -------    -------
     Total interest bearing deposits                   64        255        319
Short-term borrowings                                  36        116        152
Other borrowings                                     --          (22)       (22)
                                                  -------    -------    -------
     Total interest bearing liabilities               100        349        449
                                                  -------    -------    -------
Net interest income (tax-equivalent basis)        $   660    $  (111)   $   549
                                                  =======    =======    =======


COMPARISON OF OPERATING RESULTS FOR SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004.

GENERAL
-------

           Net income for the six months ended June 30, 2005 totaled $2,573,000, increasing $246,000, or 10.6% over the $2,327,000 earned in the similar period in 2004. Basic and diluted earnings per share were $.96 and $.94, respectively, in the 2005 period compared to $.88 and $.86, respectively, for the period in 2004. The resulting annualized return on average for the six months ended June 30, 2005 was 1.27%, with an annualized return on average equity of 11.22%.

The following table sets forth changes in net income:


(Dollars in thousands)
Net income six months ended June 30, 2004                               $ 2,327
                                                                        -------

Net interest income                                                         553
Provision for loan losses                                                   100
Net realized gains on sales of securities                                  (182)
All other income                                                            266
Salaries and employee benefits                                             (157)
Losses on lease residuals                                                    90
All other expenses                                                         (222)
Income tax effect                                                          (202)
                                                                        -------
Net income six months ended  June 30, 2005                              $ 2,573
                                                                        =======

NET INTEREST INCOME
-------------------

           Net interest income on a fully taxable equivalent (fte) basis for the six months ended June 30, 2005, totaled $7,694,000, an increase of $549,000, or 7.7%, over $7,145,000 for the similar period in 2004. The fte net interest spread and net interest margin for the 2005 period were 3.58% and 3.95%, respectively, compared to 3.59% and 3.90%, respectively, for the 2004 period.

           Interest income (fte) totaled $10,614,000 with an average yield of 5.45% for the six months ended June 30, 2005, increasing from $9,616,000 with an average yield of 5.25% for the similar period in 2004. The increase is principally due to growth in average loans. For the 2005 period average loans totaled $265.0 million and represented 68.0% of average earning assets, increasing from $236.6 of average loans and 64.5% for the 2004 period.

           Interest income has also been favorably impacted by the increase in short term interest rates and the prime interest rate. The Company has $80 million in floating rate loans which have benefited from the prime rate increasing from 4.00% to 6.25% over the past twelve months.

           Interest expense for the six months ended June 30, 2005 totaled $2,920,000 at an average cost of 1.87% increasing from $2,471,000 and an average cost of 1.66% for the similar period in 2004. The increase is due in part to rising short-term interest rates which have caused increases in money market accounts and time deposits. In addition, the Company funded a portion of its loan growth with short-term borrowings. These short-term borrowings averaged $17.3 million at an average cost of 2.43% for the 2005 period, increasing from $11.9 million at an average cost of 0.99% in 2004.

OTHER INCOME
------------

           Other income totaled $1,785,000 for the six months ended June 30, 2005, an increase of $84,000 over the $1,701,000 earned in the similar period of 2004. Net realized gains on sales of securities totaled $80,000 in the 2005 period, decreasing $182,000 from the $262,000 in gains for the 2004 period. The decline is principally due to lower level of securities sold. This was offset by $268,000 increase in service charges and fees. The increase was principally due to fees on overdrafts, with more volume in the 2005 period related to the bank's Overdraft Manager service.

OTHER EXPENSE
-------------

           Other expense totaled $5,328,000 for the six months ended June 30, 2005, an increase of $289,000, or 5.7%, over the $5,039,000 for the similar period in 2004. Salaries and employee benefits increased $157,000, 6.1%, due in part to increased costs related to the bank's Employee Stock Ownership plan and incentive compensation. Professional fees increased $92,000 due to costs related to internal control documentation required by Sarbanes-Oxley, consulting fees for a profitability analysis and legal fees related to strategic analysis. The Company had $90,000 in losses on lease residuals in the 2004 period, with no expense in the 2005 period. The Company anticipates no additional expenses related to leasing as the final vehicles were liquidated in 2004.

INCOME TAX EXPENSE
------------------

           Income tax expense totaled $1,060,000 for an effective tax rate of 29.2% for the six months ended June 30, 2005 compared to $858,000 and an effective tax rate of 26.9% for the similar period in 2004. The increase in taxes was principally due to $448,000, or 14.1%, increase in pre-tax income.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
-----------

           Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee
(ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk, which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2005, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

           Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

           As of June 30, 2005, the Bank had a positive 90 day interest sensitivity gap of $43.4 million or 10.3% of total assets, increasing from $32.5 million, 7.9% of total assets as of December 31, 2004. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long term fixed rate mortgages.

June 30, 2005
-------------
Rate Sensitivity Table
----------------------

                                                   3 Months    3-12 Months   1 to 3 Years  3 Years     Total
                                                   --------    -----------   -----------   -------     -----
Federal funds sold and interest bearing deposits      5,409                                             5,409
Securities                                            8,933      20,100       67,942       17,859     114,834
Loan Receivable                                     104,789      45,896       55,172       69,701     275,558
  Total RSA                                         119,131      65,996      123,114       87,560     395,801

Non-maturity interest-bearing deposits               27,366      35,208       94,367                  156,941
Time Deposits                                        27,165      46,536       46,540        8,123     128,364
Other                                                21,228       3,413        9,287                   33,928
  Total RSL                                          75,759      85,157      150,194        8,123     319,233

Interest Sensitivity Gap                             43,372     (19,161)     (27,080)      79,437      76,568
Cumulative gap                                       43,372      24,211       (2,869)      76,568
RSA/RSL-Cumulative                                    157.2%      115.0%        99.1%       124.0%

December 31,2004
Interest Sensitivity Gap                             32,500     (31,732)      (3,389)      72,946      70,325
Cumulative gap                                       32,500         768       (2,621)      70,325
RSA/RSL-cumulative                                    139.0%      100.4%        99.2%       122.0%



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


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                               Issuer Purchases of Equity Securities
                               -------------------------------------
                                                                                                  Maximum number
                                                                                                  --------------
                                                                         Total number of          of shares (or approximate
                                                                         ---------------          -------------------------
                                                                         shares purchased         dollar value) that may yet
                                                                         ----------------         --------------------------
                                   Total number      Average price       as part of  publicly      be purchased
                                   ------------      -------------       --------------------     -------------
                                   of shares         paid per            announced plans          under the plans
                                   ---------         --------            ---------------          ---------------
                                   purchased         share               or programs              or programs
                                   ---------         -----               -----------              -----------
April 1 - April 30, 2005                -                 -                   -                         -
May 1 - May 30, 2005                    -                 -                   -                         -
June 1 - June 30, 2005             10,000            $33.00              10,000                   124,000
                                   ------            ------              ------                   -------
                                   10,000            $33.00              10,000                   124,000
                                   ======            ======              ======                   =======

(1) On June 15, 2005, the Company announced the adoption of an open-market stock repurchase program for up to 134,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 26, 2005. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2008.

                                            FOR              WITHHELD

Daniel J. O'Neill                         2,244,650           42,475
Dr. Kenneth A. Phillips                   2,242,757           44,368
Gary P. Rickard                           2,246,433           40,692

There were no abstentions or broker non-votes.

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2005.

                                    FOR              AGAINST           ABSTAIN
                                    ---              -------           -------
                                 2,270,614             141              16,370

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

                                       NORWOOD FINANCIAL CORP.

Date: August 9, 2005                   By: /s/ William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 9, 2005                   By: /s/ Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)