Form 10-Q
period 2005-09-30
NORWOOD FINANCIAL CORP
filed 2005-11-10
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2005
                                   ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                       to
                                    --------------------    --------------------

Commission file number   0-28366
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

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes        No  X
                                                     ---       ---

         Indicate  by  check  mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).      Yes        No  X
                                                     ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding as of November 10, 2005
---------------------------------------                 2,686,689
common stock, par value $0.10 per share                 ---------

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005
                                      INDEX

                                                                                               Page
                                                                                             Number
PART I -     CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
             FINANCIAL CORP.

Item 1.      Financial Statements                                                                3
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                         13
Item 3.      Quantitative and Qualitative Disclosures about Market Risk                         24
Item 4.      Controls and Procedures                                                            25

PART II -    OTHER INFORMATION

Item 1.      Legal Proceedings                                                                  28
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds and Issuer
             Purchases  of Equity Securities                                                    28
Item 3.      Defaults upon Senior Securities                                                    28
Item 4.      Submission of Matters to a Vote of Security Holders                                28
Item 5       Other Information                                                                  28
Item 6       Exhibits                                                                           28

Signatures                                                                                      29

                                       2

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                          September 30,  December 31,
                                                                               2005        2004
                                                                            ---------    ---------
                                                                            Unaudited
                                                                            ---------
ASSETS
Cash and due from banks                                                     $   9,755    $   7,488
Interest bearing deposits with banks                                              132          118
Federal funds sold                                                              2,295       13,060
                                                                            ---------    ---------
          Cash and cash equivalents                                            12,182       20,666

Securities available for sale                                                 113,162      116,933
Securities held to maturity, fair value 2005
   $2,902, 2004: $5,878                                                         2,860        5,724
Loans receivable (net of unearned income)                                     282,264      254,757
   Less:  Allowance for loan losses                                             3,643        3,448
                                                                            ---------    ---------
Net loans receivable                                                          278,621      251,309
Investment in FHLB Stock                                                        1,711        2,225
Bank premises and equipment, net                                                5,454        5,489
Accrued interest receivable                                                     1,888        1,641
Other assets                                                                    9,733        7,639
                                                                            ---------    ---------
    TOTAL ASSETS                                                            $ 425,611    $ 411,626
                                                                            =========    =========
LIABILITIES
  Deposits:
      Non-interest bearing demand                                           $  58,061    $  44,450
      Interest bearing                                                        282,370      274,195
                                                                            ---------    ---------
        Total deposits                                                        340,431      318,645
  Short-term borrowings                                                        11,515       22,982
  Long-term debt                                                               23,000       23,000
  Accrued interest payable                                                      1,369        1,200
  Other liabilities                                                             1,849          114
                                                                            ---------    ---------
TOTAL LIABILITIES                                                             378,164      365,941

STOCKHOLDERS' EQUITY
  Common stock, $.10 par value, authorized
  10,000,000 shares issued  2,705,715 shares                                      270          270
  Surplus                                                                       5,545        5,336
  Retained  earnings                                                           42,840       40,222
  Treasury stock at cost: 2005: 16,026 shares, 2004: 8,913 shares                (468)        (149)
  Unearned ESOP shares                                                           (199)        (327)
  Accumulated other comprehensive income (loss)                                  (541)         333
                                                                            ---------    ---------
  TOTAL STOCKHOLDERS' EQUITY                                                   47,447       45,685
                                                                            ---------    ---------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                      $ 425,611    $ 411,626
                                                                            =========    =========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                             Three Months Ended  Nine Months Ended
                                                 September 30        September 30
                                             ------------------  -----------------
                                                2005      2004      2005      2004
                                              -------   -------   -------   -------
INTEREST INCOME
  Loans receivable, including fees            $ 4,527   $ 3,770   $12,735   $10,886
  Securities                                      993     1,004     3,054     3,155
  Other                                            58         8        75        25
                                              -------   -------   -------   -------
    Total interest income                       5,578     4,782    15,864    14,066

INTEREST EXPENSE
  Deposits                                      1,262       858     3,351     2,628
  Short-term borrowings                            83        46       294       103
  Long-term debt                                  299       320       919       964
                                              -------   -------   -------   -------
    Total interest expense                      1,644     1,224     4,564     3,695
                                              -------   -------   -------   -------
NET INTEREST INCOME                             3,934     3,558    11,300    10,371
PROVISION FOR LOAN LOSSES                          90       100       280       390
                                              -------   -------   -------   -------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                      3,844     3,458    11,020     9,981
                                              -------   -------   -------   -------

OTHER INCOME
  Service charges and fees                        648       575     1,830     1,489
  Income from fiduciary activities                 78        83       254       238
  Net realized gains on sales of securities         3        51        83       313
  Gain on sale of loans                             8         1        63        63
  Other                                           171       161       463       469
                                              -------   -------   -------   -------
    Total other income                            908       871     2,693     2,572
                                              -------   -------   -------   -------

OTHER EXPENSES
  Salaries and employee benefits                1,360     1,276     4,081     3,840
  Occupancy, furniture & equipment, net           356       335     1,105     1,025
  Data processing related                         161       149       474       451
  Losses on lease residuals                        --        --        --        90
  Taxes, other than income                         19         2       226       185
  Professional fees                               102        77       350       233
  Other                                           629       670     1,719     1,724
                                              -------   -------   -------   -------
    Total other expenses                        2,627     2,509     7,955     7,548
                                              -------   -------   -------   -------

INCOME BEFORE INCOME TAXES                      2,125     1,820     5,758     5,005
INCOME TAX EXPENSE                                643       500     1,703     1,358
                                              -------   -------   -------   -------
NET INCOME                                    $ 1,482   $ 1,320   $ 4,055   $ 3,647
                                              =======   =======   =======   =======

BASIC EARNINGS PER SHARE                      $  0.56   $  0.50   $  1.52   $  1.38
                                              =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                    $  0.54   $  0.49   $  1.49   $  1.35
                                              =======   =======   =======   =======

Cash dividends per share                      $  0.18   $  0.17   $  0.54   $  0.51
                                              =======   =======   =======   =======


See accompanying notes to the consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated statements of changes in stockholders' equity (unaudited)

(dollars in thousands)

                                                                                                           Accumulated
                                            Number of                                           Unearned   Other
                                            shares      Common             Retained   Treasury  ESOP       Comprehensive
                                            issued      Stock    Surplus   Earnings   Stock     Shares     Income(Loss)      Total
                                            ------      -----    -------   --------   -----     ------     ------------      -----
Balance December 31, 2003                   2,705,715     $270    $4,933    $37,042    ($295)   ($550)        $1,431        $42,831
Comprehensive Income:
  Net Income                                                                  3,647                                           3,647
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects                                                                                                         (827)          (827)
                                                                                                                            -------
Total comprehensive income                                                                                                    2,820
                                                                                                                            -------
Cash dividends declared, $.51 per share                                      (1,351)                                         (1,351)
Stock options exercised                                              (20)                186                                    166
Tax benefit of stock options exercised                                14                                                         14
Acquisition of treasury stock                                                            (95)                                   (95)
Release of earned ESOP shares                                        253                          150                           403
                                            ---------     ----    ------    -------    -----    -----           ----        -------
Balance, September 30, 2004                 2,705,715     $270    $5,180    $39,338    ($204)   ($400)          $604        $44,788
                                            =========     ====    ======    =======    =====    =====           ====        =======

                                                                                                           Accumulated
                                            Number of                                           Unearned   Other
                                            shares      Common             Retained   Treasury  ESOP       Comprehensive
                                            issued      Stock    Surplus   Earnings   Stock     Shares     Income(Loss)      Total
                                            ------      -----    -------   --------   -----     ------     ------------      -----
Balance December 31, 2004                   2,705,715     $270    $5,336    $40,222    ($149)   ($327)          $333        $45,685
Comprehensive Income:
  Net Income                                                                  4,055                                           4,055
Change in unrealized gains (losses) on
securities available for sale, net of
reclassification adjustment and tax
effects                                                                                                         (874)          (874)
                                                                                                                            -------
Total comprehensive income                                                                                                    3,181

Cash dividends declared $.54 per share                                       (1,437)                                         (1,437)
Stock options exercised                                              (78)                229                                    151
Tax benefit of stock options exercised                                18                                                         18
Release of treasury stock                                                                 22                                     22
Acquisition of treasury stock                                                           (570)                                  (570)
Release of earned ESOP shares                                        269                          128                           397
                                            ---------     ----    ------    -------    -----    -----          -----        -------
Balance, September 30, 2005                 2,705,715     $270    $5,545    $42,840    ($468)   ($199)         ($541)       $47,447
                                            =========     ====    ======    =======    =====    =====          =====        =======

See accompanying notes to the Consolidated Financial Statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cashflows (Unaudited)
(dollars in thousands)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                                           September
                                                                                       -----------------
                                                                                        2005        2004
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  4,055    $  3,647
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                280         390
  Depreciation                                                                             387         407
  Amortization of intangible assets                                                         39          39
  Deferred income taxes                                                                   (430)       (221)
  Net amortization of securities premiums and discounts                                    327         404
  Net realized gain on sales of securities                                                 (83)       (313)
  Earnings on life insurance policy                                                       (190)       (236)
  Net gain (loss) on sale of bank premises and equipment and foreclosed real estate         (5)        (12)
  Net gain on sale of mortgage loans                                                       (63)        (63)
  Mortgage loans originated for sale                                                    (6,508)     (3,966)
  Proceeds from sale of mortgage loans                                                   6,571       4,029
  Release of ESOP shares                                                                   419         403
  Tax benefit of stock options exercised                                                    18          14
  Decrease (increase) in accrued interest receivable and other assets                     (241)        644
  Increase in accrued interest payable and other liabilities                               919         162
                                                                                      --------    --------
    Net cash provided by operating activities                                            5,495       5,328
                                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from sales                                                                  5,097      11,537
    Proceeds from maturities and principal reductions on mortgage-backed securities      9,386      31,501
    Purchases                                                                          (12,342)    (30,666)
  Securities held to maturity proceeds                                                   2,920          35
  Increase/decrease in investment in FHLB stock                                            514        (181)
  Net increase in loans                                                                (27,668)    (23,684)
  Purchase of bank premises and equipment, net of sales                                   (359)       (423)
  Proceeds from sale of bank equipment and foreclosed real estate                           12          44
                                                                                      --------    --------
    Net cash used in investing activities                                              (22,440)    (11,837)
                                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              21,786      11,276
  Net  decrease in short term borrowings                                               (11,467)     (1,665)
  Repayments of long-term debt                                                          (5,000)         --
  Proceeds from long-term debt                                                           5,000          --
  Stock options exercised                                                                  151         166
  Acquisition of treasury stock                                                           (570)        (95)
  Cash dividends paid and cash paid in lieu of fractional shares                        (1,439)     (1,346)
                                                                                      --------    --------
    Net cash provided by financing activities                                            8,461       8,336
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents                                    (8,484)      1,827

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          20,666       9,174
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 12,182    $ 11,001
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

2.       Estimates
         ---------
         The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period.

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

           The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
                                                      --------------------       -------------------
                                                       2005         2004          2005          2004
                                                      ------       ------        ------       ------
Basic EPS weighted average shares outstanding          2,667        2,650         2,668        2,644
Dilutive effect of stock options                          54           53            57           55
                                                      ------       ------        ------       ------
Diluted EPS weighted average shares outstanding        2,721        2,703         2,725        2,699
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


                                                                Three Months             Nine Months
(In thousands, except for per share data)                    Ended September 30       Ended September 30
                                                           ----------------------    ----------------------
                                                              2005         2004         2005         2004
                                                           ---------    ---------    ---------    ---------
Net income as reported                                     $   1,482    $   1,320    $   4,055    $   3,647

Total stock based employee compensation determined under
fair value based method for all awards, net of taxes             (49)         (36)        (147)        (108)
                                                           ---------    ---------    ---------    ---------

Pro forma net income                                       $   1,433    $   1,284    $   3,908    $   3,539
                                                           =========    =========    =========    =========

Earnings per share (basic)
As Reported                                                $     .56    $     .50    $    1.52    $    1.38
Pro forma                                                        .54          .49         1.46         1.34
Earnings per share (assuming dilution)
As Reported                                                      .54          .49         1.49         1.35
Pro forma                                                        .53          .48         1.43         1.31


During the nine months ended September 30, 2005, there were 9,239 stock options exercised at an average exercise price of $16.21 per share.

5.  Cash Flow Information
    ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the periods ended September 30, 2005 and 2004 were $4,395,000 and $3,868,000 respectively. Cash payments for income taxes in 2005 were $1,746,000 compared to $1,381,000 in 2004. Non-cash investing activity for 2005 and 2004 included repossession of other assets of $76,000 and $259,000, respectively.

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

(in thousands)                           Three Months             Nine Months
                                       Ended September 30     Ended September 30
                                       ------------------     ------------------

                                          2005       2004       2005       2004
                                       -------    -------    -------    -------
Unrealized holding gains/(losses)
  on available for sale securities $ (664) $ 1,514 $(1,248) $ (940) Reclassification adjustment for gains
  realized in income                        (3)       (51)       (83)      (313)
                                       -------    -------    -------    -------
Net unrealized gains/(losses)          $  (667)     1,463     (1,331)    (1,253)
Income tax (benefit)                      (229)       497       (457)      (426)
                                       -------    -------    -------    -------
Other comprehensive income (loss)      $  (438)   $   966    $  (874)   $  (827)
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

A summary of the Bank's financial instrument commitments is as follows:

       (in thousands)                                September 30
                                                 ---------------------
                                                   2005          2004
                                                 -------       -------
Commitments to grant loans                       $16,015       $14,815
Unfunded commitments under lines of credit        34,844        30,538
Standby letters of credit                          1,773         1,358
                                                 -------       -------
                                                 $52,632       $46,711
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005 for guarantees under standby letters of credit issued is not material.

Recent Accounting Standards
---------------------------

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

FIN 47
         In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of SFAS No. 143," ("FIN 47"). This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 is effective for all fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year companies). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect the adoption of FIN 47 to materially impact our condensed consolidated financial statements.

SFAS 154
         In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management currently believes that adoption of the provisions of SFAS 154 will not have a material impact on the Company's condensed consolidated financial statements.

EITF 03-1

         In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

FASB Exposure Draft  - Interpretation of FAS 109

         In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

EITF 05-6

         In June 2005, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company has evaluated the provisions of EITF 05-6 and we do not believe it will have a material impact on the Company's financial condition or results of operations.

FSP FAS 13-1

            In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes, "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, additional regulatory and compliance costs, and general economic conditions.

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

Changes in Financial Condition
------------------------------

General
-------
         Total assets as of September 30, 2005 were $425.6 million compared to $411.6 million as of December 31, 2004. The increase was principally due to loan growth of $27.5 million funded in part by $21.8 million of deposit growth and cash flow from the securities available for sale portfolio. Proceeds from a $10.8 million decrease in Federal Funds Sold were used to pay-down $11.4 million of short-term borrowings.

Securities
----------
         The fair value of securities available for sale as of September 30, 2005 was $113.2 million declining from $116.9 million as of December 31, 2004. The decrease was principally due to the cash flow received from mortgage-backed securities of $9.4 million and proceeds from sales of $5.1 million. This was partially offset by purchases of $12.3 million. In addition, the held-to-maturity portfolio, which consists of municipal bonds, declined $2.9 million as a result of call features on certain securities. The Company used cash from the securities portfolios to help fund loan growth.

         The Company has securities in an unrealized loss position. In management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company's available-for-sale portfolio has an average repricing term of 2.1 years. Interest rates in the 2-3 year section of the Treasury yield have increased over 150 basis points since September 30, 2004, impacting the fair value of the portfolio. Management believes that the unrealized losses represent temporary impairment of securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable
----------------
         Total loans receivable were $282.3 million as of September 30, 2005, an increase of $27.5 million or 10.8% compared to $254.8 million as of December 31, 2004.

         Commercial real estate activity remains strong, with the portfolio increasing $17.0 million, or 15.3%. The growth was principally in the Monroe County Market Area. Other commercial loans increased $7.4 million principally due to equipment financing and usage on lines of credit.

         The Company's indirect lending portfolio (included in consumer loans to individuals) declined $2.6 million to $17.5 million as of September 30, 2005. The balance includes $8.1 million of automobiles loans.

         The Company sold $6.5 million of 30 year fixed rate residential mortgages at a gain of $63,000 (included in other income) for the nine months ended September 30, 2005. The Company holds in its portfolio its 15 year originations. During 2005, the Company has emphasized home equity lending through its branch system. As a result, home equity loans and lines increased $5.2 million, to $42.1 million.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
--------------
(dollars in thousands)                    September 30, 2005           December 31, 2004
----------------------                    ------------------           -----------------
                                               $          %               $              %
                                              ---        ---             ---            ---
Real Estate-Residential                   $ 97,787      34.6          $ 90,606         35.5
                Commercial                 128,141      45.3           111,164         43.6
                Construction                 4,008       1.4             4,890          1.9
Commercial, financial and agricultural      27,669       9.8            20,263          7.9
Consumer loans to individuals               25,020       8.9            28,193         11.1
                                          --------     -----          --------        -----
  Total loans                              282,625     100.0%          255,116        100.0%
                                          --------                    --------
Less:
Deferred Fees                                  361                         359
                                          --------                    --------
                                           282,264                     254,757
  Allowance for loan losses                  3,643                       3,448
                                          --------                    --------
  Net loans receivable                    $278,621                    $251,309
                                          ========                    ========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------

         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                               Three Months                 Nine Months
                                            Ended September  30          Ended September 30
                                           --------------------         --------------------
(dollars in thousands)                       2005          2004           2005          2004
                                           ------       -------         ------        ------
Balance, beginning                         $3,600        $3,362         $3,448        $3,267
Provision for loan losses                      90           100            280           390
Charge-offs                                   (66)         (116)          (143)         (325)
Recoveries                                     19            72             58            86
                                           ------       -------         ------        ------
  Net charge-offs                             (47)          (44)           (85)         (239)
                                           ------       -------         ------        ------
Balance, ending                            $3,643       $ 3,418         $3,643        $3,418
                                           ======       =======         ======        ======

Allowance to total loans                     1.29%         1.33%          1.29%         1.33%
Net charge-offs to average loans
    (annualized)                             .07%          .07%           .04%          .13%

           The allowance for loan losses totaled $3,643,000 as of September 30, 2005 and represented 1.29% of total loans compared to $3,448,000 and 1.35% as of December 31, 2004. Net charge-offs for the nine months ended September 30, 2005 totaled $85,000 declining from $239,000 for the similar period in 2004. The decrease was principally due to a lower level of repossessed automobiles as the Company has lowered its exposure to indirect automobile lending. As a result of the lower net charge-offs, the provision for loan losses was reduced for the nine months ended September 30, 2005 to $280,000 compared to $390,000 for the similar period in 2004. However, the allowance for loan losses did increase $195,000 when compared to December 31, 2004

           The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies, large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2005 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

           As of September 30, 2005, non-performing loans totaled $107,000, which is .04% of total loans compared to $67,000, or .03% of total loans at December 31, 2004. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:

(dollars in thousands)                            September 30, 2005     December 31, 2004
                                                  ------------------     -----------------
Loans accounted for on a non accrual basis:
   Commercial and all other                                 $   -              $   -
   Real Estate                                                 81                 32
   Consumer                                                    12                  8
                                                            -----              -----
   Total                                                       93                 40

Accruing loans which are contractually
  past due 90 days or more                                     14                 27
                                                            -----              -----
Total non-performing loans                                    107                 67
Foreclosed real estate                                          -                  -
                                                            -----              -----
Total non-performing assets                                 $ 107              $  67
                                                            =====              =====
Allowance for loans losses
 coverage of non-performing loans                            34.0x              51.5x
Non-performing loans to total loans                           .04%               .03%
Non-performing assets to total assets                         .03%               .02%


Deposits
--------

          Total deposits as of September 30, 2005 were $340.4 million, increasing $21.8 million from $318.6 million as of December 31, 2004. The deposit growth was used to fund loan activity. Non-interest bearing demand accounts increased $13.6 million, 30.1%, reflecting an increase in commercial accounts and the seasonality of certain corporate and municipal accounts. Savings accounts decreased $5.6 million, reflecting a movement of funds to higher yielding money market accounts and short-term CDs. Time deposits less than $100,000 increased $4.4 million as a result of increases in CDs with maturities less than one year. Time deposits greater than $100,000 include short-term CDs from local school districts. The Company expects to bid on additional school district funds during the fourth quarter.

          The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)             September  30, 2005        December 31, 2004
                                   -------------------        -----------------
Non-interest bearing demand             $ 58,061                   $ 44,450
Interest bearing demand                   46,577                     41,336
Money Market                              55,592                     51,125
Savings                                   54,426                     60,064
Time deposits <$100,000                   92,826                     88,387
Time deposits >$100,000                   32,949                     33,283
                                        --------                   --------
     Total                              $340,431                   $318,645
                                        ========                   ========

Short-term Borrowings
---------------------
           Short-term borrowings as of September 30, 2005 were $11.5 million compared to $23.0 million as of December 31, 2004. The decrease was due to the pay-off of short-term borrowings from the Federal Home loan Bank.

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

           A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                September 30,       December 31,
                                                   2005                  2004
                                                   ----                  ----
                                                        (In thousands)
Commitments to grant loans                      $16,015               $15,748
Unfunded commitments under lines of credit       34,844                30,611
Standby letters of credit                         1,773                 1,791
                                                -------               -------

                                                $52,632               $48,150
                                                =======               =======


Stockholders' Equity and Capital Ratios
---------------------------------------
           As of September 30, 2005, total stockholders' equity totaled $47.4 million, a net increase of $1,762,000 from December 31, 2004. The net change in stockholders' equity was primarily due to $4,055,000 in net income which was partially offset by $1,437,000 of dividends declared. In addition, accumulated other comprehensive income decreased $874,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period. The Company has also repurchased 18,000 shares for the nine months ended September 30, 2005, at a cost of $570,000. These purchases are part of an open-market stock repurchase program for up to 134,000 shares, as announced on June 15,2005.

A comparison of the Company's regulatory capital ratios is as follows:

                                        September 30, 2005   December 31, 2004
                                        ------------------   -----------------
Tier 1 Capital
    (To average assets)                        11.10%             11.11%
    (To risk-weighted assets)                  15.39%             15.91%
Total Capital
    (To risk-weighted assets)                  16.74%             17.34%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of September 30, 2005 and December 31, 2004.

Liquidity
---------
           As of September 30, 2005, the Company had cash and cash equivalents of $12.2 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions declining from $20.7 million as of December 31, 2004. The decrease was due to a reduction of federal funds with the proceeds used to pay down short-term borrowings. In addition, the Company had total securities available for sale of $113.1 million which could be used for liquidity needs. This totals $125.3 million and represents 29.4% of total assets compared to $137.6 million and 33.4% of total assets as of December 31, 2004. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of September 30, 2005 and December 31, 2004. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The approximate borrowing capacity from the FHLB was $145.6 million, of which $23 million of borrowings was outstanding as of September 30, 2005 and $31 million as of December 31, 2004.

Results of Operations

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                 Three Months Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                      2005                                    2004
                                                      ---------------------------------------   ----------------------------------
                                                        Average                   Average       Average                  Average
                                                        Balance     Interest       Rate         Balance     Interest      Rate
                                                        -------     --------      -------       -------     --------    --------
                                                          (2)          (1)           (3)          (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                    $ 6,546     $   56          3.42%      $ 2,526       $    8        1.29%
   Interest bearing deposits with banks                      180          2          4.44            87            -           -
   Securities held-to-maturity                             3,090        102         13.20         5,718          126        8.81
   Securities available for sale:
     Taxable                                              95,534        757          3.17        98,389          791        3.22
     Tax-exempt                                           18,559        255          5.50        18,398          205        4.46
                                                        --------     ------                    --------       ------
        Total securities available for sale (1)          114,093      1,012          3.55       116,787          996        3.41
   Loans receivable (4) (5)                              279,060      4,565          6.54       253,123        3,807        6.02
                                                        --------     ------                    --------       ------
        Total interest earning assets                    402,969      5,737          5.69       378,241        4,937        5.22
Non-interest earning assets:
   Cash and due from banks                                 8,990                                  8,273
   Allowance for loan losses                              (3,631)                                (3,403)
   Other assets                                           16,279                                 14,963
                                                        --------                               --------
   Total non-interest earning assets                      21,638                                 19,833
                                                        --------                               --------
Total Assets                                            $424,607                               $398,074
                                                        ========                               ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 99,857        278          1.11%     $ 91,246          137        0.60%
   Savings                                                56,699         67          0.47        59,502           70        0.47
   Time                                                  126,681        917          2.90       114,368          651        2.28
                                                        --------     ------                    --------       ------
      Total interest bearing deposits                    283,237      1,262          1.78       265,116          858        1.29
Short-term borrowings                                     11,639         83          2.85        14,155           46        1.30
Other borrowings                                          23,000        299          5.20        23,000          320        5.57
                                                        --------     ------                    --------       ------
   Total interest bearing liabilities                    317,876      1,644          2.07       302,271        1,224        1.62
Non-interest bearing liabilities:
   Demand deposits                                        56,543                                 50,851
   Other liabilities                                       2,883                                  1,240
                                                        --------                               --------
      Total non-interest bearing liabilities              59,426                                 52,091
   Stockholders' equity                                   47,305                                 43,712
                                                        --------                               --------
Total Liabilities and Stockholders' Equity              $424,607                               $398,074
                                                        ========                               ========

Net interest income (tax equivalent basis)                            4,093          3.62%                     3,713        3.60%
                                                                                    =====                                  =====
Tax-equivalent basis adjustment                                        (159)                                    (155)
                                                                     ------                                   ------
Net interest income                                                  $3,934                                   $3,558
                                                                     ======                                   ======
Net interest margin (tax equivalent basis)                                           4.06%                                  3.93%
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

                                                     Increase/(Decrease)
                                                     -------------------
                                       Three months ended September  30, 2005 Compared to
                                       ----------------------------  --------------------
                                            Three months ended September  30, 2004
                                            ----------------------------  --------
                                                       Variance due to
                                                       ---------------
                                               Volume        Rate          Net
                                               ------        ----          ---
                                                     (dollars in thousands)
Interest earning assets:
Federal funds sold .........................   $  23        $  25        $  48
Interest bearing deposits with banks .......       -            2            2
Securities held to maturity ................    (252)         228          (24)
Securities available for sale:
  Taxable ..................................     (23)         (11)         (34)
  Tax-exempt securities ....................       2           48           50
                                               -----        -----        -----
    Total securities .......................     (21)          37           16
Loans receivable ...........................     409          349          758
                                               -----        -----        -----
Total interest earning assets ..............     159          641          800

Interest bearing liabilities:
  Interest-bearing demand and money market..      14          127          141
  Savings ..................................      (5)           2           (3)
  Time .....................................      75          191          266
                                               -----        -----        -----
     Total interest bearing deposits .......      84          320          404
Short-term borrowings ......................     (51)          88           37
Other borrowings ...........................       -          (21)         (21)
                                               -----        -----        -----
Total interest bearing liabilities .........      33          387          420
                                               -----        -----        -----
Net interest income (tax-equivalent basis)..   $ 126        $ 254        $ 380
                                               =====        =====        =====


   Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison  of Operating  Results for Three Months Ended  September 30, 2005 and
--------------------------------------------------------------------------------
September 30, 2004.
-------------------

General
-------
           For the three months ended September 30, 2005, net income totaled $1,482,000 which represents an increase of $162,000, or 12.3%, over $1,320,000 earned in the similar period of 2004. Earnings per share for the current period were $.56 basic and $.54 on a diluted basis, compared to $.50 basic and $.49 on a diluted basis for the three months ended September 30, 2004. The resulting annualized return on average assets and return on average equity for the three months ended September 30, 2005, were 1.38% and 12.43%, respectively compared to 1.32% and 12.01%, respectively for the similar period in 2004.

The following table sets forth the effect on net income:


                                                                    Three months ended
                                                         ----------------------------------------
                                                         September 30, 2005 to September 30, 2004
                                                         ----------------------------------------
(dollars in thousands)
Net income for the three months ended September 30, 2004                   $1,320
                                                                           ------

Net interest income                                                           376
Provision for loan losses                                                      10
Net realized gains on sales of securities                                     (48)
Gains on sale of loans                                                          7
All other income                                                               78
Salaries and employee benefits                                                (84)
All other expenses                                                            (34)
Income tax effect                                                            (143)
                                                                           ------

Net income for the three months ended September 30, 2005                   $1,482
                                                                           ======

Net Interest Income
-------------------
           Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2005 totaled $4,093,000, an increase of $380,000, or 10.2%, over the similar period in 2004. The fte net interest spread and net interest margin were 3.62% and 4.06%, respectively, increasing from 3.60% and 3.93%, respectively, for the three months ended September 30, 2004.

           Interest income (fte) totaled $5,737,000 with an average yield of 5.69%, increasing from $4,937,000 and 5.22% for the 2004 period. The increase was principally due to growth in the loan portfolio. Average loans increased $25.9 million and represented 69.3% of average earning assets compared to 66.9% of average earning assets for the similar period in 2004. The average yield
(fte) on loans also increased, and was 6.54% for the three months ended September 30, 2005 compared to 6.02% for the similar period in 2004. This principally is the result of the increase in the prime interest rate, which was 6.75% as of September 30, 2005 compared to 4.75% as of September 30, 2004. The increase in prime rate increases the rate on the Company's floating rate commercial loan portfolio and on home equity lines of credit.

           Interest expense for the three months ended September 30, 2005 totaled $1,644,000 at an average cost of 2.07% increasing from $1,224,000 and an average cost of 1.62% for the similar period in 2004. The increase was principally due to the increase in the short-term interest with the Federal Funds rate at 3.75% as of September 30, 2005 compared to 1.75% as of September 30, 2004. As a result the Company increased rates paid on money market accounts and time deposits. The cost of time deposits increased to an average 2.90% in the current period from an average rate paid of 2.28% in the similar period of 2004. The Company expects the cost of time deposits to continue to increase as lower rate instruments are repricing at the current higher rates. The cost of short-term borrowings, which are principally repurchase agreements, increased with an average rate paid of 2.85% for the 2005 period compared to 1.30% for the similar period in 2004.

Other Income
------------
           Other income totaled $908,000 for the three months ended September 30, 2005 compared to $871,000 for the similar period in 2004. Net realized gains on the sales of securities were $3,000 for the 2005 period declining from $51,000 for the similar period in 2004. This was offset by $73,000 increase in service charges and fees. The increase was principally due to additional overdraft fees resulting from the higher volume of overdrafts in 2005 related to the Bank's overdraft manager program.

Other Expenses
--------------
           Other expenses for the three months ended September 30, 2005, totaled $2,627,000, an increase of $118,000, or 4.7%, over the similar period in 2004.

           Salaries and employee benefits increased $84,000, or 6.6%, principally due to increases in expense related to the Company's Employee Stock Ownership Plan (ESOP) due to an increase in the company's stock price and to an increase in health insurance costs. The Bank made a $100,000 charitable contribution (included in Other) in the third quarter of 2005. The contribution qualifies for the PA Education Improvement Tax Credit. As a result, a $90,000 tax credit was recorded against the PA Shares Tax Liability (Included in Taxes, Other than income). The Company made a similar contribution in 2004. Professional fees increased $25,000 principally due to costs associated with the Sarbanes-Oxley internal control documentation project.


Income Tax Expense
------------------
           Income tax expense totaled $643,000 for an effective tax rate of 30.2% for the three months ended September 30, 2005, compared to $500,000 and 27.5% for the similar period in 2004. The effective rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans. The rate is higher in 2005 partially due to a higher level of non-deductible ESOP expense.

Results of Operations
                            NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                 Nine Months Ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                      2005                                    2004
                                                      ---------------------------------------   ----------------------------------
                                                         Average                 Average         Average                  Average
                                                         Balance   Interest       Rate           Balance     Interest      Rate
                                                         -------   --------      -------         -------     --------    --------
                                                          (2)        (1)           (3)             (2)         (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                   $  3,053    $    72        3.14%         $ 3,147     $    24       1.02%
   Interest bearing deposits with banks                      126          3        3.17              110           1       1.21
   Securities held-to-maturity                             4,174        353       11.28            5,735         379       8.81
   Securities available for sale:
     Taxable                                              98,498      2,315        3.13          101,177       2,387       3.15
     Tax-exempt                                           18,601        767        5.50           18,174         786       5.77
                                                        --------        ---                     --------         ---
        Total securities available for sale (1)          117,099      3,082        3.51          119,351       3,173       3.54
   Loans receivable (4) (5)                              269,761     12,841        6.35          242,151      10,976       6.04
                                                        --------     ------                     --------      ------
        Total interest-earning assets                    394,213     16,351        5.53          370,494      14,553       5.24
Non-interest earning assets:
   Cash and due from banks                                 8,397                                   8,515
   Allowance for loan losses                              (3,569)                                 (3,346)
   Other assets                                           15,807                                  14,893
                                                        --------                                --------
   Total non-interest earning assets                      20,635                                  20,062
                                                        --------                                --------
Total Assets                                            $414,848                                $390,556
                                                        ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market             $ 92,965        654        0.94%        $ 88,405         395       0.60%
   Savings                                                58,313        205        0.47           57,742         202       0.47
   Time                                                  124,992      2,492        2.66          117,920       2,031       2.30
                                                        --------    -------                     --------     -------
      Total interest bearing deposits                    276,270      3,351        1.62          264,067       2,628       1.33
Short-term borrowings                                     15,415        294        2.54           12,677         103       1.08
Long-term debt                                            23,000        919        5.33           23,000         964       5.59
                                                        --------    -------                     --------     -------
   Total interest bearing liabilities                    314,685      4,564        1.93          299,744       3,695       1.64
Non-interest bearing liabilities:
   Demand deposits                                        51,315                                  45,594
   Other liabilities                                       2,243                                   1,656
                                                        --------                                --------
      Total non-interest bearing liabilities              53,558                                  47,250
   Stockholders' equity                                   46,604                                  43,562
                                                        --------                                --------
Total Liabilities and Stockholders' Equity              $414,847                                $390,556
                                                        ========                                ========

Net interest income (tax equivalent basis)                           11,787        3.60%                     10,858        3.59%
                                                                                   ====                                    ====
Tax-equivalent basis adjustment                                        (487)                                   (487)
                                                                    -------                                 -------
Net interest income                                                 $11,300                                 $10,371
                                                                    =======                                 =======
Net interest margin (tax equivalent basis)                                         3.99%                                   3.91%
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

                                                     Increase/(Decrease)
                                                     -------------------
                                     Nine months ended September 30, 2005 Compared to
                                     ------------------------------------------------
                                            Nine months ended September 30, 2004
                                            ------------------------------------
                                                      Variance due to
                                                      ---------------
                                                Volume      Rate         Net
                                                ------      ----         ---
                                                  (dollars in thousands)
Interest earning assets:
Federal funds sold .........................   $    (1)   $    49    $    48
Interest bearing deposits with banks .......         -          2          2
Securities held to maturity ................      (152)       126        (26)
Securities available for sale:
  Taxable ..................................       (63)        (9)       (72)
  Tax-exempt securities ....................        26        (45)       (19)
                                               -------    -------    -------
    Total securities available for sale ....       (37)       (54)       (91)
Loans receivable ...........................     1,295        570      1,865
                                               -------    -------    -------
    Total interest earning assets ..........     1,105        693      1,798

Interest bearing liabilities:
  Interest-bearing demand and money market..        21        238        259
  Savings ..................................         2          1          3
  Time .....................................       127        334        461
                                               -------    -------    -------
     Total interest bearing deposits .......       150        573        723
Short-term borrowings ......................        26        165        191
Other borrowings ...........................         -        (45)       (45)
                                               -------    -------    -------
     Total interest bearing liabilities ....       176        693        869
                                               -------    -------    -------
Net interest income (tax-equivalent basis)..   $   929    $     -    $   929
                                               =======    =======    =======


          Changes in  net  interest   income  that  could  not  be  specifically
identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating  Results for The Nine Months Ended September 30, 2005 to
--------------------------------------------------------------------------------
September 30, 2004
------------------

General
-------
           For the nine months ended September 30, 2005, net income totaled $4,055,000, which represents an increase of $408,000, or 11.2% when compared to $3,647,000 earned in the similar period of 2004. Basic and diluted earnings per share were $1.52 and $1.49, respectively, in 2005 compared to $1.38 and $1.35, respectively, in 2004. The resulting annualized return on average assets for the nine months ended September 30, 2005 was 1.31%, with a return on average equity of 11.63% compared to 1.24% and 11.18%, respectively, for the similar period in 2004.

The following table sets forth changes in net income:

(in thousands)

                                                                         Nine months ended
                                                                         -----------------
                                                             September 30, 2005 to September 30, 2004
                                                             ----------------------------------------
Net income for the nine months ended September 30, 2004                     $3,647
                                                                            ------

Net interest income                                                            929
Provision for loan losses                                                      110
Net realized gains on sales of securities                                     (230)
All other income                                                               351
Salaries and employee benefits                                                (241)
Losses on lease residuals                                                       90
All other expenses                                                            (256)
Income tax effect                                                             (345)
                                                                            ------

Net income for the nine months ended  September 30, 2005                    $4,055
                                                                            ======

Net Interest Income
-------------------

           Net interest income on a fully taxable equivalent basis (fte) totaled $11,787,000 for the nine months ended September 30, 2005, an increase of $929,000 or 8.6%, over $10,858,000 for the similar period in 2004. The fte net interest spread and net interest margin for the period in 2005 were 3.60% and 3.99%, respectively, compared to 3.59% and 3.91%, respectively, for the similar period in 2004.

           Interest income (fte) totaled $16,351,000 with an average yield of 5.53% for the nine months ended September 30, 2005 compared to $14,553,000 and 5.24% for the similar period in 2004. The increase is principally due to the growth in average loans. For the 2005 period, average loans totaled $269.8 million and represented 68.4% of average earning assets compared to $242.2 million and 65.3% of average earning assets for the similar period in 2004. Interest income was also favorably impacted by the increase in the Prime Interest Rate which was 6.75% as of September 30, 2005, increasing from 4.75% as of September 30, 2004.

           Interest expense for the nine months ended September 30, 2005 totaled $4,564,000 with an average rate paid of 1.93% compared to $3,695,000 and an average rate paid of 1.64% for the similar period in 2004. The increase is due in part to rising short-term interest rates which caused increases in rates paid on money market accounts, time deposits and short-term borrowings. The average rate paid on time deposits for the 2005 period was 2.66% increasing from 2.30% in the 2004 period. The Company expects the cost of time deposits to continue to increase as lower cost instruments reach maturity and are replaced at higher rates.

Other Income
------------

           Other income totaled $2,693,000 for the nine months ended September 30, 2005, an increase of $121,000 over the $2,572,000 earned in the similar period of 2004. Net realized gains on sales of securities totaled $83,000 in the 2005 period, decreasing $230,000 from $313,000 in gains for the 2004 period. The decline is principally due to a lower level of securities sold in 2005. This was offset by a $341,000 increase in service charges and fees. The increase was principally due to fees on overdrafts, with more volume in the 2005 period related to the Bank's Overdraft Manager Service.

Other Expenses
--------------

           Other expense totaled $7,955,000 for the nine months ended September 30, 2005, an increase of $407,000, or 5.4%, over the $7,548,000 for the similar period in 2004. Salaries and employee benefits increased $241,000, 6.3%, due in part to increased costs related to the Bank's Employee Stock Ownership Plan and incentive compensation. Professional fees increased $117,000 due to costs related to internal control documentation required by Sarbanes-Oxley, consulting fees for a profitability analysis and legal fees related to strategic analysis. The Company had $90,000 in losses on lease residuals in the 2004 period, with no expense in the 2005 period. The Company anticipates no additional expenses related to leasing as the final vehicles were liquidated in 2004.

Income Tax Expense
------------------

           Income tax expense totaled $1,703,000 for an effective tax rate of 29.6% for the nine months ended September 30, 2005 compared to $1,358,000 and 27.1% for the similar period in 2004. The increase in the effective tax rate was due in part to a higher level of non-deductible ESOP expense.


Item 3:  Quantitative and Qualitative Disclosures about Market Risk

     Market Risk
     -----------

           Interest rate sensitivity and the repricing characteristics to assets and liabilities are managed by the Asset and Liability Management Committee
(ALCO). The principal objective of ALCO is to maximize net interest income within acceptable levels of risk, which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2005, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

           Imbalance in repricing opportunities at a given point in time reflects interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

           As of September 30, 2005, the Bank had a positive 90 day interest sensitivity gap of $42.3 million or 9.9% of total assets, increasing from $32.5 million, 7.9% of total assets as of December 31, 2004. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long term fixed rate mortgages.

September 30, 2005
------------------
Rate Sensitivity Table
----------------------

                                                     3 Months       3-12 Months     1 to 3 Years     3 Years       Total
                                                     --------       -----------     ------------     -------       -----
Federal funds sold and interest bearing deposits     $  2,427           $     -         $      -     $     -    $  2,427
Securities                                              8,834            28,678           62,174      16,336     116,022
Loan Receivable                                       106,416            44,121           56,164      75,563     282,264
                                                     --------           -------         --------     -------    --------
  Total Rate Sensitive Assets                         117,677            72,799         $118,338     $91,899    $400,713

Non-maturity interest-bearing deposits                 24,864            26,094           69,500      36,137     156,595
Time Deposits                                          30,162            44,454           43,761       7,398     125,775
Other                                                  20,394             3,483            9,638           -      33,515
                                                     --------           -------         --------     -------    --------
  Total Rate Sensitive Liabilities                     75,420            74,031          122,899      43,535     315,885

Interest Sensitivity Gap                             $ 42,257           $(1,232)        $ (4,561)    $48,364    $ 84,828
Cumulative gap                                       $ 42,257           $41,025         $ 36,464     $84,828
RSA/RSL-Cumulative                                      156.0%            127.5%           113.4%      126.9%

December 31,2004
Interest Sensitivity Gap                             $ 32,500          $(31,732)        $ (3,389)    $72,946    $ 70,325
Cumulative gap                                       $ 32,500          $    768         $ (2,621)    $70,325
RSA/RSL-cumulative                                      139.0%            100.4%            99.2%      122.0%

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

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

                                     Issuer  Purchases of
                                      Equity Securities
                                      -----------------
                                                                                       Maximum number
                                                                                       of shares (or
                                                                    Total number of    approximate
                                                                    shares purchased   dollar value) that
                                                                    as part of         may yet
                                    Total number     Average price  publicly           be purchased
                                    of shares        paid per       announced plans    under the plans
                                    purchased        share          or programs (1)    or programs
                                    ---------        -----          ---------------    -----------
July 1 - July 31, 2005                   -                -                  -                   -
August 1-August 31, 2005             5,000           $32.05              5,000             119,000
September 1-September 30, 2005           -                -                  -                   -
                                     -----           ------              -----             -------
  Total                              5,000           $32.05              5,000             119,000
                                     =====           ======              =====             =======

(1) On June 15, 2005, the Company announced an open market stock repurchase plan for up to 5% of shares outstanding

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None applicable

Item 5.  Other Information

None

Item 6.  The following exhibits are either filed or incorporated by reference

          3(i) Articles of Incorporation of Norwood Financial Corp.*
          3(ii) Bylaws of Norwood Financial Corp.*
          4.0  Specimen Stock Certificate of Norwood Financial Corp.*
          10.1 Amended Employment Agreement with William W. Davis, Jr.***
          10.2 Amended Employment Agreement with Lewis J. Critelli ***
          10.3 Form of  Change-In-Control  Severance  Agreement  with  seven key employees of the Bank*
          10.4 Consulting Agreement with Russell L. Ridd**
          10.5 Wayne Bank Stock Option Plan*
          10.6 Salary  Continuation  Agreement  between  the Bank and William W.
               Davis, Jr.***
          10.7 Salary  Continuation  Agreement  between  the Bank  and  Lewis J.
               Critelli***
          10.8 Salary  Continuation  Agreement  between  the Bank and  Edward C.
               Kasper***
          10.9 1999 Directors Stock Compensation Plan***
          10.10Salary  Continuation  Agreement  between  the Bank and  Joseph A.
               Kneller****
          10.11Salary  Continuation  Agreement  between  the  Bank  and  John H.
               Sanders****
          31.1 Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
          31.2 Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
          32   Section 1350 Certification

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

                                    NORWOOD FINANCIAL CORP.

Date:    November 10, 2005          By:  /s/William W. Davis, Jr.
                                         ---------------------------------------
                                         William W. Davis, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Date:    November 10, 2005          By:  /s/Lewis J. Critelli
                                         ---------------------------------------
                                         Lewis J. Critelli
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)