Form 10-K
period 2005-12-31
NORWOOD FINANCIAL CORP
filed 2006-03-20
CIK 1013272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005,
                                            -----------------
                                       Or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]  NO [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).: [ ] Yes [X] No

         As of March 14, 2006, there were 2,677,426 shares outstanding of the registrant's Common Stock.

         The Registrant's voting stock trades on the NASDAQ National Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the Registrant's Common Stock was sold on June 30, 2005, was $71,361,875 ($32.50 per share based on 2,195,750 shares of Common Stock outstanding).

                  DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2005. (Parts I, II, and IV)

2.   Portions  of  the  Proxy   Statement   for  the  2006  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

      o    our ability to effectively  manage future growth
      o    loan losses in excess of our allowance
      o    risks inherent in commercial lending
      o    real estate collateral which is subject to declines in value
      o    regional economic factors
      o    loss of senior officers
      o    comparatively low legal lending limits
      o    limited market for the Company's stock
      o    restrictions on ability to pay dividends
      o    common stock may lose value
      o    competitive environment
      o    issuing additional shares may dilute ownership
      o    extensive and complex governmental regulation and associated cost
      o    interest rate risks

          Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1.  Business
-----------------

General

         Norwood Financial Corp. (the "Company"), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2005, the Company had total assets of $433.6 million, deposits of $340.6 million, and stockholders' equity of $48.1 million.

         Wayne Bank is a Pennsylvania chartered commercial bank headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank. Wayne County Savings Bank changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank's deposits are currently insured by the Bank Insurance Fund ("BIF") as administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Pennsylvania Department of Banking ("PDB") and the FDIC.

         The Bank is an independent community bank with six offices in Wayne County, three offices in Pike County and two offices in Monroe County. The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates eleven automated teller machines, one in each of its eleven branch locations. The Company's main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Bank maintains a website at www.waynebank.com.


Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2005 (the latest date for which data is available), the Bank had the second largest share of FDIC-insured deposits in Wayne County with approximately 21%, third in Pike County with 19%, and 12th in Monroe County with 1%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market
conditions  and  comes  from  other  insured  financial   institutions  such  as
commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

         As of December 31, 2005, the Bank had 112 full-time and 4 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

         The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as second home dwellings. The products include adjustable rate mortgages with terms up to 30 years which are retained and serviced through the Bank, fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to asset/liability management. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.

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

         Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors with requiring more owner equity, a lower loan to value ratio and by obtaining the personal guaranties of the principals. In addition, a majority of the Bank's commercial real estate portfolio is owner occupied property.

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

         There are additional risks associated with indirect automobile lending since we must rely on the automobile dealer to provide accurate information to us and accurate disclosures to the borrowers. These loans are principally done on a non-recourse basis. We seek to mitigate these risks by only dealing with dealers with whom we have a long-standing relationship.

Loan Solicitation and Processing

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

         Types of Loans. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the date indicated.


                                                                               As of December 31,
                                           --------------------------------------------------------------------------------------
                                                  2005               2004              2003             2002             2001
                                           ---------------    ---------------   ---------------   --------------  ---------------
                                              $         %         $        %       $         %       $        %      $         %
                                           -------     ---    -------     ---   -------     ---   -------    ---  -------     ---
                                                                            (dollars in thousands)
Type of Loans:
--------------
Commercial, Financial and Agricultural... $ 26,755     9.2   $ 20,263     7.9  $ 17,022     7.3  $ 15,074    6.9 $ 17,442     8.1
Real Estate-Construction.................    5,944     2.0      4,890     1.9     5,904     2.5     4,109    1.9    4,642     2.2
Real Estate-Mortgage
            Residential..................  100,705    34.6     90,606    35.5    77,459    33.1    69,040   31.6   64,635    30.1
            Commercial...................  133,495    45.8    111,164    43.6    96,276    41.1    79,623   36.5   63,609    29.6
Lease financing, net of unearned income..        -       -          -       -       316      .1     1,592     .7    6,126     2.9
Consumer Loans to Individuals............   24,353     8.4     28,193    11.1    37,219    15.9    48,951   22.4   58,143    27.1
                                           -------     ---    -------     ---   -------     ---   -------    ---  -------     ---

                                           291,252   100.0    255,116   100.0   234,196   100.0   218,389  100.0  214,597   100.0
                                                     =====              =====             =====            =====            =====
Unearned income and deferred fees........     (362)              (359)             (463)             (419)           (403)
Allowance for loan losses................   (3,669)            (3,448)           (3,267)           (3,146)         (3,216)
                                            ------             ------            ------            ------          ------
   Total Loans                            $287,221           $251,309          $230,466          $214,824        $210,978
                                          ========           ========          ========          ========        ========

         Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2005. Scheduled repayments are reported in the maturity category in which payment is due.

                             Less than    One to         Over
                             One Year   Five Years    Five Years    Total
                             --------   ----------    ----------    -----
                                             (in thousands)
Commercial, Financial
  and Agricultural            $ 8,898       $9,367      $8,490      $26,755

Real Estate -Construction       5,944           --          --        5,944
                              -------       ------      ------      -------
      Total                   $14,842       $9,367      $8,490      $32,699
                              =======       ======      ======      =======

Loans with fixed-rates        $ 2,352       $4,779      $4,716      $11,847
Loans with floating
  rates                        12,490        4,588       3,774       20,852
                              -------       ------      ------      -------
      Total                   $14,842       $9,367      $8,490      $32,699
                              =======       ======      ======      =======


         Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructurings at the dates indicated. For the year ended December 31, 2005, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $5,000 of which $-0- was collected.

                                                                     As of December 31,
                                                  ------------------------------------------------------
                                                  2005         2004         2003          2002      2001
                                                  ----         ----         ----          ----      ----
                                                                   (dollars in thousands)
Non-accrual loans:
  Commercial and all other....................    $ --          $--         $ --         $ --        $ 64
  Real estate.................................     330           32          125          213         597
  Consumer....................................      11            8            -            3          11
                                                  ----          ---         ----         ----        ----
Total.........................................     341           40          125          216         672


Accruing loans which are contractually past-
due 90 days or more:
   Commercial and all other...................      --           --           --           --          --
   Real estate................................      --            5           --           --
   Consumer...................................      12           22          18             5          11
                                                  ----          ---         ----         ----        ----
Total.........................................      12           27          18             5          11
                                                  ----          ---         ----         ----        ----

Total non-performing loans....................     353           67          143          221         683

Foreclosed real estate........................       -            -           -            21          54
                                                  ----          ---         ----         ----        ----
Total non-performing assets...................    $353          $67         $143         $242        $737
                                                  ====          ===         ====         ====        ====
Total non-performing loans to total loans.....     .12%         .03%         .06%         .10%        .32%
Total non-performing loans to total assets....     .08%         .02%         .04%         .06%        .20%
Total non-performing assets to total assets...     .08%         .02%         .04%         .07%        .21%



         The recorded investment in impaired loans, not requiring an allowance for loan losses was $310,000 and $-0- at December 31, 2005 and 2004, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2005 and 2004. The related allowance for loan losses associated with these loans was $-0- at December 31, 2005 and 2004. For the years, ended December 31, 2005, 2004 and 2003, the average recorded investment in these impaired loans was $316,000, $-0- and $337,000 and the interest income recognized on these impaired loans was $11,000, $0 and $30,000, respectively.

         Potential Problem Loans. As of December 31, 2005, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                                     Years Ended December 31,
                                                                  ----------------------------------------------------------------
                                                                     2005         2004         2003         2002        2001
                                                                     ----         ----         ----         ----        ----
                                                                                      (dollars in thousands)
Total loans receivable net of unearned income ................   $ 290,890     $ 254,757     $ 233,733     $ 217,970     $ 214,194
Average loans receivable .....................................     274,053       245,783       225,680       213,814       214,905
                                                                 ---------     ---------     ---------     ---------     ---------

Allowance balance at beginning of period .....................   $   3,448     $   3,267     $   3,146     $   3,216     $   3,300

Charge-offs:
  Commercial and all other ...................................          (4)          (19)         (121)          (34)          (12)
  Real Estate ................................................          (6)          (10)            -          (122)          (11)
  Consumer ...................................................        (200)         (342)         (478)         (608)         (711)
  Leases .....................................................           -           (11)          (36)          (30)         (152)
                                                                 ---------     ---------     ---------     ---------     ---------

Total ........................................................        (210)         (382)         (635)         (794)         (886)

Recoveries:
  Commercial and all other ...................................          12            13             5            --             8
  Real Estate ................................................          18             8            24            13             1
  Consumer ...................................................          46            78            64            72            85
  Leasing ....................................................           5             9             3             9            13
                                                                 ---------     ---------     ---------     ---------     ---------

Total ........................................................          81           108            96            94           107

Net Charge-offs ..............................................        (129)         (274)         (539)         (700)         (779)

Provision Expense ............................................         350           455           660           630           695
                                                                 ---------     ---------     ---------     ---------     ---------
Allowance balance at end of period ...........................   $   3,669     $   3,448     $   3,267     $   3,146     $   3,216
                                                                 =========     =========     =========     =========     =========

Allowance  for  loan  losses  as  a  percent  of  total  loans
outstanding ..................................................        1.26%         1.35%         1.40%         1.44%         1.50%

Net loans charged off loans percent of average
outstanding ..................................................         .05%          .11%          .24%          .33%          .36%


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

                                                                                  As of December 31,
                                       ---------------------------------------------------------------------------------------------

                                             2005                  2004                2003             2002             2001
                                             ----                  ----                ----             ----             ----
                                                  % of                  % of                % of             % of             % of
                                                 Loans                 Loans                Loans           Loans            Loans
                                                to Total              to Total            to Total         to Total         to Total
                                       Amount    Loans      Amount     Loans      Amount    Loans  Amount   Loans   Amount   Loans
                                       ------    -----      ------     -----      ------    -----  ------   -----   ------   -----
                                                                                (Dollars in thousands)
Commercial, financial and agricultural $  427     9.2%      $  337      7.9%      $  291     7.3%  $  265    6.9%   $  426    8.1%
Real estate - construction                 36     2.0           20      1.9           27     2.5       21    1.9        70    2.2
Real estate - mortgage                  2,713    80.4        2,480     79.1        2,222    74.2    1,926   68.1     1,421   59.7
Consumer  loans to individuals            442     8.4          483     11.1          634    15.9      788   22.4       715   27.1
Lease Financing                             -      --            -       --            9      .1       24     .7        92    2.9
General Risk Allocation                    51      --          128       --           84      --      122     --       492     --
                                       ------   -----       ------    -----       ------   -----   ------  -----    ------  -----
     Total                             $3,669   100.0%      $3,448    100.0%      $3,267   100.0%  $3,146  100.0%   $3,216  100.0%
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

         Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

                                                   As of December 31,
                                        ----------------------------------------
(dollars in thousands)                     2005          2004             2003
                                        --------       --------        --------
  Securities:
  (carrying value)

  U.S. Treasury Securities............  $  1,989       $  2,014        $  2,065

  U.S. Government Agencies............    51,996         47,151          47,632

  State and  political subdivisions...    21,175         24,256          24,678

  Corporate Obligations...............    10,450         15,308          13,665

  Mortgage-backed securities..........    29,954         32,060          40,508

  Equity Securities...................     1,702          1,868           2,023
                                        --------       --------        --------

     Total Securities                   $117,266       $122,657        $130,571
                                        ========       ========        ========
  Fair value of Securities...........   $117,294       $122,811        $130,798
                                        ========       ========        ========

         Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio as of December 31, 2005. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as "one year or less."


Investment Portfolio Maturities                        After one through   After five through                       Total Investment
                                    One year or Less     five years            ten years         After ten years      Securities
                                   -----------------  ------------------  ------------------  ------------------ -------------------
                                   Carrying  Average  Carrying   Average   Carrying  Average  Carrying   Average  Carrying  Average
(Dollars in thousands)             Value     Yield    Value      Yield     Value     Yield    Value      Yield    Value     Yield
                                   -----     -----    -----      -----     -----     -----    -----      -----    -----     -----
U.S. Treasuries                      $1,989  2.39%   $   ---     ---%     $   ---      ---   $   ---      ---     $  1,989    2.39%
U.S. Government Agencies             17,799  2.88%    34,197    3.11%         ---      ---       ---      ---       51,996    3.03%
State and political subdivisions      1,900  3.48%     6,666    3.69%       7,283     6.47%    5,326     7.16%      21,175    5.50%
Mortgage-backed Securities              ---   ---     10,627    3.84%       2,731     4.29%   16,596     4.32%      29,954    4.14%
Corporate Obligations                 2,013  2.75%     8,437    3.18%         ---      ---       ---      ---       10,450    3.09%
Equity Securities                     1,702  3.35%       ---      ---         ---      ---       ---      ---        1,702    3.35%
                                    -------  ----    -------    ----      -------    ----    -------     ----     --------    ----

  Total Investment Securities       $25,403  2.91%   $59,927    3.31%     $10,014    5.88%   $21,922     5.01%    $117,266    3.76%
                                    =======  ====    =======    ====      =======    ====    =======     ====     ========    ====

Deposit Activities.

     General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit and Automated Clearing House (ACH) activity. The Bank operates eleven automated teller machines and is affiliated with the STAR ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com.

  The following table sets forth information regarding deposit categories of the Company.

                                    2005               2004                 2003
                                    ----               ----                 ----

(dollars in thousands)             Average            Average             Average
                              -----------------  ------------------  -------------------
                              Balance Rate Paid  Balance  Rate Paid  Balance   Rate Paid
                              ------- ---------  -------  ---------  -------   ---------
Non-interest bearing
  demand                     $ 52,109     --%   $ 47,399       --%   $ 39,119      --%
Interest-bearing demand        44,026    .10%     42,385      .10%     41,139     .17%
Money Market                   49,721   1.86%     47,466     1.07%     41,457    1.12%
Savings                        57,128    .47%     58,243      .47%     55,055     .78%
Time                          128,704   2.82%    118,512     2.31%    127,995    2.87%
                              -------           --------             --------

Total                        $331,688           $314,005             $304,765
                             ========           ========             ========


     Maturities of Time Deposits. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2005.

             (dollars in thousands)

             Maturity Period

             Within three months...........................      $27,202
             Over three through six months.................        6,191
             Over six through twelve months................        4,771
             Over twelve months............................       10,693
                                                                 -------
                                                                 $48,857
                                                                 =======

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and U.S. Treasury demand notes, that the Company had during the periods indicated.

(dollars in thousands )                                            Years ended December 31,
                                                               -------------------------------
                                                                 2005        2004        2003
                                                                 ----        ----        ----
Short term borrowings:
Average balance during the year..........................      $15,059     $12,965      $9,081
Maximum month-end during the year........................       24,956      22,982      12,859
Average interest rate during the year....................         2.76%       1.17%       1.09%
Total short-term borrowings at end of the year...........      $18,564     $22,982     $12,859
Weighted average interest rate at the end of the year....         3.76%       1.83%        .99%


Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2005, the Bank had $87.0 million of assets under management compared to $83.4 million as of December 31, 2004.

Subsidiary Activities

        The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $11.9 million in 2005, generating gross revenues for the Company of $150,000, compared to $154,000 in 2004 included in Other Income.

     WCB Realty Corp. a Pennsylvania Corporation is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

     WTRO Properties Inc. a Pennsylvania Corporation is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2005 and 2004.

     Norwood Settlement Services, LLC a Pennsylvania Limited Liability Company was established in 2004 to provide title and settlement services to bank customers and non-customers. The subsidiary is 70% owned by Wayne Bank and 30% owned by Title Strategies, LLC. Gross revenues, included in other income, for 2005 totaled $26,000 and $17,000 in 2004.

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

         The FDIC is authorized to establish separate annual deposit insurance assessment rates for members of the BIF and the SAIF, and to increase assessment rates if it determines such increases are appropriate to maintain the reserves of either insurance fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for BIF-member institutions for the first six months of 2006 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most institutions set at 0%.

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

         Deposit Insurance Reform. Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006 (i) the Bank Insurance Fund and the Savings Association Insurance Fund will be merged into a new combined fund, to be called the Deposit Insurance Fund effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and
(iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

         The FDIC will be authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2005, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

         The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements as of December 31, 2005.

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

         Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31,

2005, the loans-to-one-borrower limitation was $7.6 million and the Bank was in compliance with such limitation.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2005, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2005, the Bank met its reserve requirements.

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

Item 1A.  Risk Factors
----------------------

         In determining whether to invest in our securities, investors should consider, among other factors, the following:

                          Risks Related to Our Business

Our success will depend upon our ability to effectively manage our future growth.

         We believe that we have in place the management and systems, including data processing systems, internal controls and a strong credit culture, to support continued growth. However, our continued growth and profitability depend on the ability of our officers and key employees to manage such growth effectively, to attract and retain skilled employees and to maintain adequate internal controls and a strong credit culture. Accordingly, there can be no assurance that we will be successful in managing our expansion, and the failure to do so would adversely affect our financial condition and results of operations.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

         As of December 31, 2005, our allowance for loan losses was $3,669,000 which represented 1.26% of outstanding loans. At such date, we had 10 nonperforming loans totaling $353,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Most of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

         Commercial loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower's ability to repay the loan may be impaired.

Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

        In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2005, approximately 83% of our loans, including loans held for sale, had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

       Substantially all of our business is with customers in our market area of Northeastern Pennsylvania. Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

      Additionally, we often secure our loans with real estate collateral, most of which is located in Northeastern Pennsylvania. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

The loss of senior chief executive officers and certain other key personnel could hurt our business.

     Our success depends, to a great extent, upon the services of William W. Davis, Jr., our President and Chief Executive Officer, and Lewis J. Critelli, our Executive Vice President and Chief Financial Officer. Although we have employments agreements with non-compete provisions with Messrs. Davis and Critelli, the existence of such agreements does not assure that we will retain their services. The unexpected loss of these individuals could have a material adverse effect on our operations. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch managers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

     At December 31, 2005, our lending limit per borrower was approximately $7.6 million, or approximately 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

                        Risks Related to Our Common Stock

There is a limited trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive for your shares.

     Although our common stock is quoted on the Nasdaq National Market, there has been limited trading activity in our stock and an active trading market is not expected to develop. This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

There are restrictions on our ability to pay cash dividends.

     Although the company has paid quarterly cash dividends since its inception in 1996 and the bank has paid dividends for many years prior, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.

Our common stock is not insured and you could lose the value of your entire investment.

     An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

Our management and significant shareholders control a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.

     As of December 31, 2005, our directors and executive officers beneficially owned approximately 337,566 shares, or approximately 12.1 % of our common stock, including options to purchase approximately 106,365 shares, in the aggregate, of our common stock at exercise prices ranging from $10.88 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

         We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,684,526 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. As of December 31, 2005, options to purchase a total of 133,615 shares were exercisable and had exercise prices ranging from $10.88 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Articles of Incorporation and the Pennsylvania Business Corporation Law could deter takeovers which are opposed by the Board of Directors.

         Our articles of incorporation require the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. In addition, our articles of incorporation may require the disgorgement of profits realized by any person who attempts to acquire control of the Company. As a Pennsylvania corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings of shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company's stock.

                          Risks Related to Our Industry

We operate in a competitive market which could constrain our future growth and profitability.

      We operate in a competitive environment, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial intermediaries operating in our market area offer certain services, such as international banking services, which we do not offer. Moreover, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

We are required to comply with extensive and complex governmental regulation which can adversely affect our business.

      Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

     In addition, the monetary policies of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. Among the instruments of monetary policy used by the FRB to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the FRB or to existing federal and state legislation or the effect that such change may have on our future business and earnings prospects.

     During the past several years, significant legislative attention has been focused on the regulation and deregulation of the financial services industry. Non-bank financial institutions, such as securities brokerage firms, insurance companies and money market funds, have been permitted to engage in activities which compete directly with traditional bank business.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

     Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

     Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

As a public company, we are subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management's attention from the operation of our business.

        The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management's and the Board of Directors' time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

         As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, in the future, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. This requirement is first applicable to our annual report on Form 10-K for fiscal 2007 and for all future annual reports. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B.  Unresolved Staff Comments
-----------------------------------

         None

Item  2.  Properties
--------------------

         The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and ten additional branch offices. The Bank's total investment in office property and equipment is $12.2 million with a net book value of $5.4 million as of December 31, 2005. The Bank currently operates automated teller machines at all eleven of its facilities. The Bank leases three of its locations with minimum lease commitments of $2,510,000 through 2029. The three locations have various renewal options.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         None.


                                     PART II


Item 5.  Market for Registrant's Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
         Issuer Purchase of Equity Securities
         ------------------------------------

         Information relating to the market for Registrant's common equity and related stockholder matters appears under "Market and Dividend Information" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2005 ("Annual Report") and is incorporated herein by reference.


                                     Issuer  Purchases of
                                        Equity Securities
                                     ---------------------
                                                                                         Maximum number
                                                                                         of shares (or
                                                                                         approximate
                                                                Total number of          dollar value) that
                                                                shares purchased         may yet
                                 Total number   Average price   as part of  publicly     be purchased
                                 of shares      paid per        announced plans          under the plans
                                 purchased      share           or programs *            or programs
                                 ---------      -----           -----------              -----------

October 1-October 31, 2005         3,000          $30.90             3,000                    116,000
November 1-November 30, 2005       5,000           31.59             5,000                    111,000
December 1-December 31, 2005           -               -                 -                          -
                                  ------          ------            ------                   --------
  Total                            8,000          $31.33             8,000                    111,000
                                  ======          ======            ======                   ========


* On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 134,000 shares) in the open market.

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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

         The above-captioned information appears under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference from the Annual Report.


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

Item 9B.  Other Information
---------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

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

         (d)      Equity Compensation Plan Information

                  The information required by this item is incorporated herein by reference to section in the Proxy Statement captioned "Equity Compensation Plan Information"

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Certain Relationships and Related Transactions".

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference   to  the  section  on  the  Proxy   Statement   captioned   "Proposal
3-Ratification of Appointment of Independent Accountants."



                                     PART IV

Item 15.  Exhibits, Financial Statement, and Schedules
------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

         1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005, together with the related notes and the independent auditor's report of Beard Miller Company LLP, independent accountants.

         2.       Schedules omitted as they are not applicable.

         3.       Exhibits

                    3(i)   Articles of Incorporation of Norwood Financial Corp.*
                    3(ii)  Bylaws of Norwood Financial Corp.*
                    4.0    Specimen Stock Certificate of Norwood Financial Corp.*
                    10.1+  Amended Employment Agreement with William W.Davis, Jr.**


                    10.2+ Amended Employment Agreement with Lewis J. Critelli **
                    10.3+  Form of Change-in-Control Severance Agreement with seven key employees of the Bank***
                    10.4+  Consulting Agreement with Russell L. Ridd****
                    10.5+  Norwood Financial Corp. Stock Option Plan*****
                    10.6+  Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
                    10.7+  Salary Continuation Agreement between the Bank and Lewis J. Critelli***
                    10.8+  Salary Continuation Agreement between the Bank and Edward C. Kasper***
                    10.9+  1999 Directors Stock Compensation Plan***
                    10.10+ Salary Continuation Agreement between the Bank and Joseph A. Kneller******
                    10.11+ Salary Continuation Agreement between the Bank and John H. Sanders******
                    13     Annual Report to Stockholders for the fiscal year ended December 31, 2005
                    21     Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and  Subsidiary Activity)
                    23     Consent of Independent Accountants.
                    31.1   Rule 13a-14(a)/15d-14(a) Certification of CEO
                    31.2   Rule 13a-14(a)/15d-14(a) Certification of CFO
                    32     Certification pursuant to 18 U.S.C. SS.1350, as adopted
                            pursuant to SS.906 of Sarbanes Oxley Act of 2002.


 ------------------------

+         Management contract or compensatory plan arrangement

* Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.0-28366.

** Incorporated by reference into this document from the identically numbered exhibits to the registrant's Form 8-K filed with the Commission on March 6, 2006

*** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 23, 2000, File No. 0-28366.

**** Incorporated by reference into this document from the Exhibit to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28366

***** Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487

******   Incorporated  by  reference  into  this document  from the  identically
         numbered  exhibits  to the  Registrant's  Form  10-K  filed  with   the
         Commission on March 22, 2004, File No. 0-28366

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORWOOD FINANCIAL CORP.

Dated:  March 20, 2006                     By:  /s/William W. Davis, Jr.
                                                --------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 20, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.


By:   /s/William W. Davis, Jr.                                By:      /s/Lewis J. Critelli
      --------------------------------------                           --------------------------------------------
      William W. Davis, Jr.                                            Lewis J. Critelli
      President, Chief Executive Officer                               Executive Vice President
        and Director                                                     and Chief Financial Officer
                                                                       (Principal Financial and Accounting Officer)

                                                              By:      /s/John E. Marshall
                                                                       --------------------------------------------
                                                                       John E. Marshall
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

By:   /s/Ralph A. Matergia                                    By:      /s/Richard L. Snyder
      --------------------------------------                           --------------------------------------------
      Ralph A. Matergia                                                Richard L. Snyder
      Director                                                         Director