Form 10-Q
period 2006-03-31
NORWOOD FINANCIAL CORP
filed 2006-05-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                     to
                                ------------------    ------------------

Commission file number   0-28366
                         -------
                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2828306
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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):   [ ] Yes   [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding as of May 12, 2006
---------------------------------------           ------------------------------
Common stock, par value $0.10 per share                     2,667,061

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                      INDEX

                                                                                                Page
                                                                                               Number
                                                                                               ------

Part I   -        CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                    FINANCIAL CORP.

Item 1.           Financial Statements                                                            3
Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      11
Item 3.           Qualitative and Quantitative Disclosures about Market Risk                     20
Item 4.           Controls and Procedures                                                        21

Part II -         OTHER INFORMATION

Item 1.           Legal Proceedings                                                              22
Item 1A.          Risk Factors
Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                      Securities                                                                 22
Item 3.           Defaults upon Senior Securities                                                22
Item 4.           Submission of Matters to a Vote of Security Holders                            22
Item 5.           Other Information                                                              22
Item 6.           Exhibits                                                                       23

Signatures                                                                                       24

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                    March 31,   December 31,
                                                                      2006         2005
                                                                    ---------    ---------
                                                                   (unaudited)
ASSETS
Cash and due from banks                                             $   9,330    $   9,746
Interest bearing deposits with banks                                       22           70
                                                                    ---------    ---------

          Cash and cash equivalents                                     9,352        9,816

Securities available for sale                                         116,659      115,814
Securities held to maturity, fair value 2006:
   $976, 2005: $1,480                                                     953        1,452
Loans receivable (net of unearned income)                             291,840      290,890
   Less:  Allowance for loan losses                                     3,743        3,669
                                                                    ---------    ---------
Net loans receivable                                                  288,097      287,221
Investment in FHLB Stock                                                2,073        1,620
Bank premises and equipment, net                                        5,508        5,393
Accrued interest receivable                                             1,979        1,812
Other assets                                                            9,509       10,428
                                                                    ---------    ---------
    TOTAL ASSETS                                                    $ 434,130    $ 433,556
                                                                    =========    =========

LIABILITIES
Deposits:
  Non-interest bearing demand                                       $  54,505    $  50,891
  Interest bearing                                                    285,002      289,712
                                                                    ---------    ---------
        Total deposits                                                339,507      340,603
Short-term borrowings                                                  19,765       18,564
Long-term debt                                                         23,000       23,000
Accrued interest payable                                                1,626        1,691
Other liabilities                                                       1,735        1,590
                                                                    ---------    ---------
    TOTAL LIABILITIES                                                 385,633      385,448

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share, authorized
  10,000,000 shares issued 2006: 2,841,000,  2005:
  2,705,715 shares                                                        284          270
Surplus                                                                 5,730        5,648
Retained  earnings                                                     44,497       43,722
Treasury stock at cost: 2006: 35,267 shares, 2005:
  21,189                                                               (1,029)        (633)
Unearned ESOP shares                                                      (77)        (127)
Accumulated other comprehensive loss                                     (908)        (772)
                                                                    ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                         48,497       48,108
                                                                    ---------    ---------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                            $ 434,130    $ 433,556
                                                                    =========    =========

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)



                                                      Three Months Ended
                                                      ------------------
                                                          March  31
                                                      ------------------
                                                     2006           2005
                                                    ------         ------
INTEREST INCOME
  Loans receivable, including fees                  $4,944         $3,920
  Securities                                         1,050          1,041
  Other                                                  2             12
                                                    ------         ------
  Total interest income                              5,996          4,973

INTEREST EXPENSE
  Deposits                                           1,590            987
  Short-term borrowings                                187             99
  Long-term debt                                       293            317
                                                    ------         ------
  Total interest expense                             2,070          1,403
                                                    ------         ------
NET INTEREST INCOME                                  3,926          3,570
PROVISION FOR LOAN LOSSES                               70            100
                                                    ------         ------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                           3,856          3,470

OTHER INCOME
  Service charges and fees                             590            579
  Income from fiduciary activities                      77             84
  Net realized gains on sales of securities              7             77
  Gain on sale of loans                                 --             40
  Other                                                150            140
                                                    ------         ------
  Total other income                                   824            920

OTHER EXPENSES
  Salaries and employee benefits                     1,406          1,387
  Occupancy, furniture & equipment, net                380            384
  Data processing related                              156            160
  Taxes, other than income                             113             98
  Professional fees                                    113            109
  Other                                                598            513
                                                    ------         ------

  Total other expenses                               2,766          2,651
                                                    ------         ------

INCOME BEFORE INCOME TAXES                           1,914          1,739
INCOME TAX EXPENSE                                     581            496
                                                    ------         ------

NET INCOME                                          $1,333         $1,243
                                                    ======         ======

BASIC EARNINGS PER SHARE                            $ 0.48         $ 0.44
                                                    ======         ======

DILUTED EARNINGS PER SHARE                          $ 0.47         $ 0.43
                                                    ======         ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)

                                                                                                         Accumulated
                                            Number of                                          Unearned  Other
                                            shares        Common          Retained  Treasury   ESOP      Comprehensive
                                            issued        Stock   Surplus Earnings  Stock      Shares    Income (Loss)   Total
                                            ------        -----   ----------------  -----      ------    -------------   -----
Balance December 31, 2004                   2,705,715      $270    $5,336  $40,222    ($149)    ($327)       $333      $45,685
Comprehensive Income:
  Net Income                                                                 1,243                                       1,243
Change in unrealized losses on securities
available for sale, net of
reclassification adjustment and tax effects                                                                  (957)        (957)
                                                                                                                        ------
Total comprehensive income                                                                                                 286
                                                                                                                        ------

Cash dividends declared, $.18 per share                                       (481)                                       (481)
Stock options exercised                                                (3)               48                                 45
Tax benefit of stock options exercised                                  7                                                    7
Release of Treasury Stock for ESOP                                                       22                                 22
Aquisition of treasury stock                                                            (78)                               (78)
Release of earned ESOP shares                                          81                          28                      109
                                            ---------      ----    ------  -------    -----     -----       -----      -------

Balance, March 31, 2005                     2,705,715      $270    $5,421  $40,984    ($157)    ($299)      ($624)     $45,595
                                            =========      ====    ======  =======    =====     =====       =====      =======

                                                                                                         Accumulated
                                            Number of                                          Unearned  Other
                                            shares        Common          Retained  Treasury   ESOP      Comprehensive
                                            issued        Stock   Surplus Earnings  Stock      Shares    Income (Loss)   Total
                                            ------        -----   ----------------  -----      ------    -------------   -----
Balance December 31, 2005                   2,705,715      $270    $5,648  $43,722    ($633)    ($127)      ($772)     $48,108
Comprehensive Income:
  Net Income                                                                 1,333                                       1,333
Change in unrealized losses on securities
available for sale, net of
reclassification adjustment and tax effects                                                                  (136)        (136)
                                                                                                                       -------

Total comprehensive income                                                                                               1,197
                                                                                                                       -------

Cash dividends declared, $.21 per share                                       (558)                                       (558)
5% Stock dividend                             135,285        14       (14)                                                   0
Acquisition of treasury stock                                                          (396)                              (396)
Release of earned ESOP shares                                          96                          50                      146
                                            ---------      ----    ------  -------  -------     -----       -----      -------

Balance, March 31, 2006                     2,841,000      $284    $5,730  $44,497  ($1,029)     ($77)      ($908)     $48,497
                                            =========      ====    ======  =======  =======     =====       =====      =======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                        2006        2005
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  1,333    $  1,243
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                 70         100
  Depreciation                                                                             123         133
  Amortization of intangible assets                                                         13          13
  Deferred income taxes                                                                   (129)       (350)
  Net amortization of securities premiums and discounts                                     92         124
  Net realized gain on sales of securities                                                  (7)        (77)
  Earnings on life insurance policy                                                        (64)        (62)
  Net gain on sale of mortgage loans and servicing                                           -         (40)
  Mortgage loans originated for sale                                                         -      (3,934)
  Proceeds from sale of mortgage loans and servicing                                         -       3,974
  Tax benefit of stock options exercised                                                     -           7
  Release of ESOP shares                                                                   146         154
  Decrease in accrued interest receivable and other assets                                 959         226
  Increase in accrued interest payable and other liabilities                               153         427
                                                                                      --------    --------
    Net cash provided by operating activities                                            2,689       1,938
                                                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
   Proceeds from sales                                                                       -          81
   Proceeds from maturities and principal reductions on mortgage-backed securities       3,622       2,602
   Purchases                                                                            (4,765)     (6,748)
Securities held to maturity, proceeds from maturities                                      505         630
Increase in investment in FHLB stock                                                      (453)       (252)
Net increase in loans                                                                     (972)    (11,323)
Purchase of bank premises and equipment                                                   (238)       (119)
                                                                                      --------    --------
    Net cash used in investing activities                                               (2,301)    (15,129)
                                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits                                                                (1,096)     (1,697)
Net increase in short term borrowings                                                    1,201       1,974
Stock options exercised                                                                      -          44
Acquisition of treasury stock                                                             (396)       (101)
Cash dividends paid                                                                       (561)       (480)
                                                                                      --------    --------
    Net cash used in financing activities                                                 (852)       (260)
                                                                                      --------    --------
    Decrease in cash and cash equivalents                                                 (464)    (13,451)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           9,816      20,666
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  9,352    $  7,215
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

2.       Estimates
         ---------
         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2005.

3.      Stock Dividend and Earnings Per Share
        -------------------------------------
         On April 11, 2006, the Board of Directors declared a 5% stock dividend on common stock outstanding, payable May 26, 2006 to shareholders of record on May 12, 2006. The stock dividend will result in the issuance of 135,285 additional common shares. All per share data has been adjusted for the effect of the stock dividend.

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

           The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)
                                                       Three Months Ended
                                                       ------------------
                                                            March 31,
                                                            ---------
                                                        2006        2005
                                                        ----        ----
Basic EPS weighted average shares outstanding          2,797       2,798
Dilutive effect of stock options                          55          63
                                                       -----       -----
Diluted EPS weighted average shares outstanding        2,852       2,861
                                                       =====       =====

4.       Stock Based Compensation
         ------------------------
         Prior to January 1, 2006, the Company's stock option plan was accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company's consolidated statements of earnings through December 31, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on a grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, all stock options were fully vested and no stock options were granted during the three months ended March 31, 2006. Therefore no expense related to stock based compensation was incurred for the period ending March 31, 2006.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and is being amortized to expense over the options' vesting periods.

                                                              Three Months Ended
                                                              ------------------
                                                                 March 31, 2005
                                                                 --------------
(in thousands, except for per share data)

Net income as reported                                                $1,243

  Total stock-based employee compensation cost, net of
  tax, which would have been included in the determination
  of net income if the fair value based method had been
  applied to all awards                                                  (49)
                                                                        -----

Pro forma net income                                                  $1,194
                                                                       =====

Earnings per share (basic)
  As Reported                                                          $ .44
  Pro forma                                                              .43
Diluted earnings per share (assuming dilution)
  As Reported                                                            .43
  Pro forma                                                              .42

5.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the period ended March 31, 2006 and 2005 were $2,124,000 and $1,414,000 respectively. Cash payments for income taxes in 2006 were $5,000 compared to $3,000 in 2005. Non-cash investing activity for 2006 and 2005 included foreclosed mortgage loans and repossession of other assets of $26,000 and $23,000, respectively.

6.       Comprehensive Income
         --------------------
         Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows.


(in thousands)                                 Three Months Ended March 31
                                               ---------------------------
                                                   2006           2005
                                                   ----           ----
Unrealized holding losses
  on available for sale securities                $(199)       $(1,375)
Reclassification adjustment for gains
  realized in income                                 (7)           (77)
                                                  -----          -----
Net unrealized losses                              (206)        (1,452)
Income tax benefit                                  (70)          (495)
                                                  -----          -----
Other comprehensive loss                          $(136)         $(957)
                                                  =====          =====



7.       Off-Balance Sheet Financial Instruments and Guarantees
         ------------------------------------------------------

         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)                                                March 31,
                                                         --------------------
                                                            2006         2005
                                                            ----         ----
Commitments to grant loans                               $18,971      $11,056
Unfunded commitments under lines of credit                31,532       31,495
Standby letters of credit                                  7,120        1,831
                                                         -------      -------
                                                         $57,623      $44,382
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 for guarantees under standby letters of credit issued is not material.

8.       New Accounting Pronouncements
         -----------------------------

FAS 155

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments"("SFAS No. 155"). SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007. Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's consolidated financial position and results of operations.

FAS 156

 In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets -- An Amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006, which for the Company will be as of the beginning of fiscal 2007. The Company does not believe that the adoption of SFAS 156 will have a significant effect on its consolidated financial statements.

FSP No. FAS 123(R)-4

In February 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event." This Position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R). This FASB Staff Position did not have a significant effect on the Company's consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words believes, anticipates, contemplates, expects, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, demand for real estate and general economic conditions. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities. Please refer to the discussion of the allowance for loan losses calculation under "Non-performing Assets and Allowance for Loan Losses" in the "Financial Condition" section. For periods ending prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company adopted SFAS No. 123(R) "Share-Based Payment" as of January 1, 2006. However, no stock options were awarded in 2005 or for the three months ended March 31, 2006. The Norwood Financial Corp, 2006 Stock Option Plan was approved on April 25, 2006. The Company expects to grant options in the second quarter of 2006. The Company expects SFAS No. 123(R) to have a negative impact on its consolidated financial position, results of operations and cash flows in subsequent periods.

         The deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial
statement  purposes,   principally  because  certain  items  are  recognized  in
different periods for financial reporting and tax return purposes. Although realization is not assured, the Company believes it is more likely than not that all deferred tax assets will be realized.

         In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.


Changes in Financial Condition
------------------------------

General
-------
         Total assets as of March 31, 2006 were $434.1 million compared to $433.6 million as of December 31, 2005.

Securities
----------
         The fair value of securities available for sale as of March 31, 2006 was $116.7 million compared to $115.8 million as of December 31, 2005. The Company purchased $4.8 million of securities to offset $3.6 million of maturities and principal reductions on mortgage-backed securities.

         The  Company  has  securities  in  an  unrealized  loss  position.   In
Management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company's available-for-sale portfolio has an average repricing term of 1.9 years. Interest rates in the 2-3 year section of the treasury yield curve have increased 100 basis points in the last year impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities, as a result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable
----------------
         Loans receivable totaled $291.8 million compared to $290.9 million as of December 31, 2005. Commercial real estate loans decreased $6.2 million due to the pay off of a short-term $6.7 million loan originated in the first quarter of 2005. This was offset by $5.0 million increase in commercial loans and $3.3 million growth in residential real estate loans.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                      March 31, 2006           December 31, 2005
                                         --------------------       --------------------
                                             $            %              $           %
                                         ---------      -----       ---------      -----
Real Estate-Residential                  $ 103,957       35.6%      $ 100,705       34.6%
            Commercial                     127,285       43.6         133,495       45.8
            Construction                     6,183        2.1           5,944        2.0
Commercial, financial and agricultural      31,718       10.9          26,755        9.2
Consumer loans to individuals               23,105        7.9          24,353        8.4
                                         ---------      -----       ---------      -----
  Total loans                              292,248      100.0%        291,252      100.0%
                                                        =====                      =====

  Deferred fees                               (408)                      (362)
                                         ---------                 ----------
                                           291,840                    290,890
  Allowance for loan losses                 (3,743)                    (3,669)
                                         ---------                 ----------
  Net loans receivable                   $ 288,097                 $  287,221
                                         =========                 ==========

Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------
         Following is a summary of changes in the allowance for loan losses for the periods indicated:


                                                           Three
(dollars in thousands)                              Months Ended March 31
                                                    ---------------------
                                                      2006        2005
                                                    -------     -------
Balance, beginning                                  $ 3,669     $ 3,448
Provision for loan losses                                70         100
Charge-offs                                             (27)        (47)
Recoveries                                               31          22
                                                    -------     -------
  Net (charge-offs)/recoveries                            4         (25)
                                                    -------     -------
Balance, ending                                     $ 3,743     $ 3,523
                                                    =======     =======

Allowance to total loans                               1.28%       1.32%
Net (charge-offs) recoveries to average loans
    (annualized)                                        .01%       (.04%)


           The allowance for loan losses totaled $3,743,000 as of March 31, 2006 and represented 1.28% of total loans, compared to $3,669,000 at year end, and $3,523,000 as of March 31, 2005. The Company had net recoveries for the three months ended March 31, 2006 of $4,000 compared to net charge-offs of $25,000 in 2005. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2006 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

         As of March 31, 2006, non-performing loans totaled $398,000, which is ..14% of total loans compared to $353,000, or .12% of total loans at December 31, 2005. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:



(dollars in thousands)                            March 31, 2006     December 31, 2005
                                                  --------------     -----------------
Loans accounted for on a non accrual basis:
  Commercial and all other                             $  -                $  -
  Real Estate                                           330                 330
  Consumer                                               20                  11
                                                       ----                ----
    Total                                               350                 341

Accruing loans which are contractually
  Past due 90 days or more                               48                  12
                                                       ----                ----

Total non-performing loans                              398                 353
Foreclosed real estate                                    -                   -
                                                       ----                ----
Total non-performing assets                            $398                $353
                                                       ====                ====
Allowance for loans losses
  coverage of non-performing loans                      9.4x               10.4x
Non-performing loans to total loans                     .14%                .12%
Non-performing assets to total assets                   .09%                .08%


Deposits
--------
           Total deposits as of March 31, 2006 were $339.5 million declining slightly from $340.6 million as of December 31, 2005.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                  March 31, 2006        December 31, 2005
                                        --------------        -----------------

Non-interest bearing demand                   $ 54,505              $ 50,891
Interest bearing demand                         41,294                40,738
Money Market                                    60,498                52,194
Savings                                         52,082                53,311
Time deposits <$100,000                         95,947                94,612
Time deposits >$100,000                         35,181                48,857
                                              --------              --------

     Total                                    $339,507              $340,603
                                              ========              ========


Money Market accounts increased $8.3 million principally due to short term funds on deposit from one corporate customer. Time deposits greater than $100,000 decreased $13.7 million principally due to the scheduled maturities of short-term CDs from local school districts.

Short-term Borrowings
---------------------
           Short-term borrowings as of March 31, 2006 were $19.8 million compared to $18.6 million as of December 31, 2005. Short-term borrowings consist of the following:

(dollars in thousands)                  March 31, 2006        December 31, 2005
                                        --------------        -----------------

Securities sold under agreements to purchase   $12,091               $12,464
Federal funds purchased                          7,290                 5,100
U.S. Treasury demand notes                         384                 1,000
                                               -------               -------
                                               $19,765               $18,564
                                               =======               =======

Off-Balance Sheet Arrangements
------------------------------
           The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

           A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                  March 31,       December 31,
                                                    2006              2005
                                                    ----              ----
                                                       (in thousands)
Commitments to grant loans                        $18,971           $16,078
Unfunded commitments under lines of credit         31,532            29,969
Standby letters of credit                           7,120             6,791
                                                  -------           -------

                                                  $57,623            $52,838
                                                  =======            =======

Stockholders' Equity and Capital Ratios
---------------------------------------
           At March 31, 2006, total stockholders' equity totaled $48.5 million, compared to $48.1 million as of December 31, 2005. The net change in stockholders' equity included $1,333,000 in net income, that was partially offset by $558,000 of dividends declared. In addition, accumulated other comprehensive loss increased $136,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

  A comparison of the Company's regulatory capital ratios is as follows:

                                     March 31, 2006            December 31, 2005
                                     --------------            -----------------
Tier 1 Capital
    (To average assets)                   11.17%                    11.05%
Tier 1 Capital
    (To risk-weighted assets)             15.41%                    15.29%
Total Capital
    (To risk-weighted assets)             16.78%                    16.63%

           The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of March 31, 2006 and December 31, 2005.

Liquidity
---------
           As of March 31, 2006, the Company had cash and cash equivalents of $9.4 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $116.7 million which could be used for liquidity needs. This totals $126.0 million and represents 29.0% of total assets compared to $125.6 million and 29.0% of total assets as of December 31, 2005. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2006 and December 31, 2005. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. The total available under these lines was $35 million with $7.3 million outstanding as of March 31, 2006. The approximate borrowing capacity from the FHLB was $158.8 million, of which $23 million was outstanding as of March 31, 2006 and December 31, 2005.

Results of Operations
---------------------
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                            Three Months Ended March 31,
                                                       ---------------------------------------------------------------------
                                                                     2006                                  2005
                                                       ---------------------------------     -------------------------------
                                                       Average                   Average     Average                 Average
                                                       Balance     Interest        Rate      Balance     Interest      Rate
                                                       -------     --------      -------     -------     --------    -------
                                                          (2)          (1)          (3)           (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                 $      -      $    -            -%    $  1,855      $   11        2.37%
   Interest bearing deposits with banks                    150           2         5.33           76           -           -
   Securities held-to-maturity                           1,062          25         9.42        5,412         129        9.53
   Securities available for sale:
     Taxable                                            99,225         858         3.46      102,178         788        3.08
     Tax-exempt                                         19,135         267         5.58       18,565         255        5.49
                                                      --------      ------                  --------      ------
        Total securities available for sale            118,360       1,125         3.80      120,743       1,043        3.46

Loans receivable (4) (5)                               290,414       4,994         6.88      258,380       3,950        6.12
                                                      --------      ------                  --------      ------
        Total interest earning assets                  409,986       6,146         6.00      386,466       5,133        5.31

Non-interest earning assets:
   Cash and due from banks                               8,113                                 7,525
   Allowance for loan losses                            (3,709)                               (3,496)
   Other assets                                         16,661                                14,508
                                                      --------                              --------
        Total non-interest earning assets               21,065                                18,537
                                                      --------                              --------
Total Assets                                          $431,051                              $405,003
                                                      ========                              ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market           $ 96,967         359         1.48%    $ 88,753         167        0.75%
   Savings                                              52,720          61         0.46       59,477          69        0.46
   Time                                                138,217       1,170         3.39      123,904         751        2.42
                                                      --------      ------                  --------      ------
        Total interest bearing deposits                287,904       1,590         2.21      272,134         987        1.45
Short-term borrowings                                   19,163         187         3.90       17,116          99        2.31
Long-term debt                                          23,000         293         5.10       23,000         317        5.51
                                                      --------      ------                  --------      ------
        Total interest bearing liabilities             330,067       2,070         2.51      312,250       1,403        1.80

Non-interest bearing liabilities:
   Demand deposits                                      50,222                                45,603
   Other liabilities                                     2,207                                 1,158
                                                      --------                              --------
       Total non-interest bearing liabilities           52,429                                46,761
   Stockholders' equity                                 48,555                                45,992
                                                      --------                              --------
Total Liabilities and Stockholders' Equity            $431,051                              $405,003
                                                      ========                              ========

Net interest income (tax equivalent basis)                            4,076        3.49%                   3,730        3.52%
                                                                                   ====                                 ====
Tax-equivalent basis adjustment                                        (150)                                (160)
                                                                     ------                               ------
Net interest income                                                  $3,926                               $3,570
                                                                     ======                               ======
Net interest margin (tax equivalent basis)                                         3.98%                                3.86%
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

                                                  Increase/(Decrease)
                                                  -------------------
                                     Three months ended March 31, 2006 Compared to
                                     ---------------------------------------------
                                           Three months ended March 31, 2005
                                           ---------------------------------
                                                    Variance due to
                                              ---------------------------
                                              Volume      Rate        Net
                                              ------      ----        ---
                                                   (dollars in thousands)
Interest earning assets:
Federal funds sold                           $    (5)   $    (6)   $   (11)
Interest bearing deposits with banks              --          2          2
Securities held to maturity                     (102)        (2)      (104)
Securities available for sale:
  Taxable                                       (134)       204         70
  Tax-exempt securities                            8          4         12
                                             -------    -------    -------
    Total securities                            (126)       208         82
Loans receivable                                 520        524      1,044
                                             -------    -------    -------
Total interest earning assets                    287        726      1,013

Interest bearing liabilities:
  Interest-bearing demand and money market        17        175        192
  Savings                                         (8)        --         (8)
  Time                                            95        324        419
                                             -------    -------    -------
     Total interest bearing deposits             104        499        603
Short-term borrowings                             13         75         88
Other borrowings                                  --        (24)       (24)
                                             -------    -------    -------
Total interest bearing liabilities               117        550        667
                                             -------    -------    -------
Net interest income (tax-equivalent basis)   $   170    $   176    $   346
                                             =======    =======    =======

Comparison  of  Operating  Results for The Three  Months Ended March 31, 2006 to
--------------------------------------------------------------------------------
March 31, 2005
--------------

General
-------
           For the three months ended March 31, 2006, net income totaled $1,333,000, an increase of $90,000, or 7.2%, over $1,243,000 earned in the similar period of 2005. Earnings per share for the current period were $.48 basic and $.47 on a diluted basis, compared to $.44 basic and $.43 on a fully diluted basis for the three months ended March 31, 2005. The resulting return on average assets and return on average equity for the three months ended March 31, 2006, was 1.25% and 11.14%, respectively, compared to 1.24% and 10.96%, respectively, for the similar period in 2005.

The following table sets forth changes in net income:

Dollars in thousands                                       Three months ended
                                                           ------------------
                                                    March 31, 2006 to March 31, 2005
                                                    --------------------------------
Net income-three months ended March 31, 2005                       $1,243
Change due to:
Net interest income                                                   356
Provision for loan losses                                              30
Net realized gains on sales of securities                             (70)
Gains on sale of loans                                                (40)
All other income                                                       14
Salaries and employee benefits                                        (19)
All other expenses                                                    (96)
Income tax effect                                                     (85)
                                                                   ------

Net income-three months ended  March 31, 2006                      $1,333
                                                                   ======


Net Interest Income
-------------------

           Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2006 totaled $4,076,000, an increase of $346,000 or 9.3% over the similar period in 2005. The net interest spread (fte) and net interest margin were 3.49% and 3.98%, respectively, for the three months ended March 31, 2006.

           Interest income (fte) totaled $6,146,000 with an average yield of 6.00%, increasing from $5,133,000 and 5.31% for the 2005 period. The increase was partially due to growth in the loan portfolio. Average loans increased $32.0 million and represented 70.8% of average earning assets for the three months ended March 31, 2006 compared to 66.9% of average earning assets for the similar period in 2005. The average yield (fte) on loans also increased, to 6.88% for the 2006 period from 6.12% for the similar period in 2005. This increase in yield was principally the result of the increase in the prime interest rate which was 7.75% as of March 31, 2006. The increase in prime rate increases the yield on the Company's floating rate commercial loan portfolio and on home equity lines of credit.

           Interest expense for the three months ended March 31, 2006 totaled $2,070,000 at an average cost of 2.51% increasing from $1,403,000 and 1.80% for the similar period in 2005. As a result of the increase in short-term interest rates the Company as increased rates on money market accounts and short-term CDs. The cost of time deposits averaged 3.39% for the 2006 period compared to 2.42% for the similar period in 2005. The Company expects the cost of time deposits to increase in 2006 as lower rate instruments are maturing and are then repricing at the current higher interest rates. Deposits have also shifted to higher costing instruments with time deposits representing 41.2% of average interest bearing liabilities in the 2006 period compared to 39.7% for the 2005 period.

Other Income
------------

           Other income totaled $824,000 for the three months ended March 31, 2006 a decrease of $96,000 from $920,000 for the similar period in 2005. Net realized gains on sales of securities decreased $70,000, from $77,000 in 2005 to $7,000 in 2006. For the three months ended March 31, 2005, the Company sold $3.1 million of 30 year fixed rate residential mortgages at a gain of $40,000 with no such transactions in the 2006 period.

Other Expenses
--------------

           Other expenses for the three months ended March 31, 2006 totaled $2,766,000, an increase of $115,000, or 4.3% over the similar period in 2005. Health insurance premium expenses, included in salaries and employee benefits increased $32,000 to $111,000. The Company incurred a $50,000 loss in a robbery at one of its branch locations in the three months ended March 31, 2006.

Income Tax Expense
------------------

           Income tax expense totaled $581,000 for an effective tax rate of 30.3% for the period ending March 31, 2006 compared to $496,000 and 28.5% for the similar period in 2005. The effective tax rate is lower than the statutory rate due to tax-exempt interest income on certain investments and loans.


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

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2006, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

           Imbalance in repricing opportunities at a given point in time reflects interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

           As of March 31, 2006, the Bank had a positive 90 day interest sensitivity gap of $19.6 million or 4.5% of total assets, decreasing from $24.4 million, 5.6% of total assets as of December 31, 2005. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long term fixed rate mortgages.

March 31, 2006
--------------
Rate Sensitivity Table
----------------------

                                                     3 Months      3-12 Months       1 to 3 Years     3 Years     Total
                                                     --------      -----------       ------------     -------     -----
Federal funds sold and interest bearing deposits      $    22         $    --         $     --      $     --     $     22
Securities                                             11,634          39,236           45,928        20,814      117,612
Loans Receivable                                       96,652          48,288           63,683        83,217      291,840
                                                      -------         -------         --------      ---------    --------
  Total RSA                                           108,308          87,524          109,611       104,031      409,474

Non-maturity interest-bearing deposits                 24,134          26,447           69,798        33,495      153,874
Time Deposits                                          36,460          56,466           30,823         7,379      131,128
Other                                                  28,115           4,479           10,171            --       42,765
                                                      -------         -------         --------      ---------    --------
  Total RSL                                            88,709          87,392          110,792        40,874      327,767

Interest Sensitivity Gap                              $19,599         $   132         ($1,181)       $63,157      $81,707
Cumulative Gap                                         19,599          19,731           18,550        81,707
RSA/RSL-cumulative                                      122.1%          111.2%           106.5%        124.9%

December 31, 2005

Interest Sensitivity Gap                              $24,402        ($5,676)           $1,642       $56,582      $76,950
Cumulative Gap                                         24,402          18,726           20,368        76,950
RSA/RSL-cumulative                                      126.6%          110.7%           107.1%        123.2%



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

Part II.  Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company's Form 10-K for the year ended December 31, 2005

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                      Issuer  Purchases of
                                       Equity Securities
                                       -----------------
                                                                                                  Maximum number
                                                                        Total number of           of shares (or approximate
                                                                        ---------------           -------------------------
                                                                        shares purchased          dollar value) that may yet
                                                                        ----------------          --------------------------
                                  Total number       Average price      as part of  publicly      be purchased
                                  ------------       -------------      --------------------      ------------
                                  of shares          paid per           announced plans           under the plans
                                  ---------          --------           ---------------           ---------------
                                  purchased          share              or programs               or programs (2)
                                  ---------          -----              -----------               ---------------

January 1-January 31, 2006             7,100           $31.63               7,100                     103,900
February 1-February 28, 2006              -                 -                   -                           -
March 1 - March 31, 2006               5,299  (1)      $32.25                   -                           -
                                      ------           ------               -----                     -------
                                      12,399           $31.89                   -                     103,900
                                      ======           ======               =====                     =======


(1) Purchases related to the Company's Employee Stock Ownership Plan (ESOP) related to purchase of shares from terminated participants.

(2) On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 134,000 shares) in the open market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits
     (a)  3(i)   Articles of Incorporation of Norwood Financial Corp.*
          3(ii)  Bylaws of Norwood Financial Corp.*
          4.0    Specimen Stock Certificate of Norwood Financial Corp.*
          10.1   Amended Employment Agreement with William W. Davis, Jr.**
          10.2   Amended Employment Agreement with Lewis J. Critelli **
          10.3   Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
          10.4   Consulting Agreement with Russell L. Ridd***
          10.5   Wayne Bank Stock Option Plan*
          10.6   Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
          10.7   Salary Continuation Agreement between the Bank and Lewis J. Critelli****
          10.8   Salary Continuation Agreement between the Bank and Edward C. Kasper****
          10.9   1999 Directors Stock Compensation Plan***
          10.10  Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
          10.11  Salary Continuation Agreement between the Bank and John H. Sanders*****
          10.12  2006 Stock Option Plan ******
          31.1   Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
          31.2   Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
          32     Section 1350 Certification

---------------------------

* Incorporated herein by reference to the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

** Incorporated herein by reference to the identically numbered exhibits to the Registrant's Form 8-K filed with the Commission March 6, 2006.

*** Incorporated herein by reference to the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 31, 1997.

**** Incorporated herein by reference to the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 20, 2000.

***** Incorporated herein by reference to the identically numbered exhibit to the Registrants Form 10-K filed with the Commission on March 22, 2004.

****** Incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on April 25, 2006.

Signatures
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP.

Date:    May 11, 2006                By:   /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    May 11, 2006               By:    /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)