Form 10-Q
period 2006-06-30
NORWOOD FINANCIAL CORP
filed 2006-08-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006
                                    -------------

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

     Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark whether the registrant is a large an accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated  filer [ ]  Accelerated filer [ ]  Non-accelerated filer [x]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act): Yes [ ] No [ x]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding as of August 11, 2006
---------------------------------------
Common stock, par value $0.10 per share                   2,799,897

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                      INDEX

                                                                                                           Page
                                                                                                           Number
PART I -            CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.             Financial Statements                                                                      3
Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                               11
Item 3.             Quantitative and Qualitative Disclosures about Market Risk                               25
Item 4.             Controls and Procedures                                                                  26

PART II -           OTHER INFORMATION

Item 1.             Legal Proceedings                                                                        27
Item 1A.            Risk Factors                                                                             27
Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                    Securities                                                                               27
Item 3.             Defaults upon Senior Securities                                                          27
Item 4.             Submission of Matters to a Vote of Security Holders                                      27
Item 5              Other Information                                                                        28
Item 6              Exhibits                                                                                 28

Signatures                                                                                                   29

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                         June 30,          December 31,
                                                                           2006                2005
                                                                         --------            --------
                                                                      (Unaudited)
ASSETS
Cash and due from banks                                                  $ 10,509            $  9,746
Interest bearing deposits with banks                                          179                  70
Federal funds sold                                                         13,615                  --
                                                                         --------            --------
    Cash and cash equivalents                                              24,303               9,816

Securities available for sale                                             114,441             115,814
Securities held to maturity, fair value 2006:
   $971, 2005: $1,480                                                         954               1,452
Loans receivable (net of unearned income)                                 299,366             290,890
   Less:  Allowance for loan losses                                         3,794               3,669
                                                                         --------            --------
Net loans receivable                                                      295,572             287,221
Investment in FHLB Stock, at cost                                           2,294               1,620
Bank premises and equipment, net                                            5,457               5,393
Accrued interest receivable                                                 1,965               1,812
Other assets                                                               10,173              10,428
                                                                         --------            --------
    TOTAL ASSETS                                                         $455,159            $433,556
                                                                         ========            ========

LIABILITIES
  Deposits:
      Non-interest bearing demand                                        $ 59,538            $ 50,891
      Interest bearing                                                    293,929             289,712
                                                                         --------            --------
        Total deposits                                                    353,467             340,603
  Short-term borrowings                                                    13,687              18,564
  Other borrowings                                                         35,000              23,000
  Accrued interest payable                                                  1,760               1,691
  Other liabilities                                                         2,053               1,590
                                                                         --------            --------
    TOTAL LIABILITIES                                                     405,967             385,448

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value, authorized 10,000,000
     shares, issued 2006: 2,840,872, 2005: 2,705,715                          284                 270
   Surplus                                                                  9,997               5,648
   Retained  earnings                                                      41,249              43,722
   Treasury stock at cost: 2006: 40,975 shares, 2005: 21,189               (1,205)               (633)
   Unearned ESOP shares                                                       (27)               (127)
   Accumulated other comprehensive  loss                                   (1,106)               (772)
                                                                         --------            --------
  TOTAL STOCKHOLDERS' EQUITY                                               49,192              48,108
                                                                         --------            --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $455,159            $433,556
                                                                         ========            ========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                               Three Months Ended  Six Months Ended
                                               ------------------  -----------------
                                                     June 30,            June 30,
                                               -----------------   -----------------
                                                2006      2005      2006      2005
                                               -------   -------   -------   -------
INTEREST INCOME
  Loans receivable, including fees             $ 5,201   $ 4,288   $10,145   $ 8,208
  Securities                                     1,066     1,020     2,116     2,061
  Other                                             83         5        85        17
                                               -------   -------   -------   -------
    Total interest income                        6,350     5,313    12,346    10,286

INTEREST EXPENSE
  Deposits                                       1,738     1,102     3,328     2,089
  Short-term borrowings                            163       112       350       211
  Other borrowings                                 420       303       713       620
                                               -------   -------   -------   -------
    Total interest expense                       2,321     1,517     4,391     2,920
                                               -------   -------   -------   -------
NET INTEREST INCOME                              4,029     3,796     7,955     7,366
PROVISION FOR LOAN LOSSES                           55        90       125       190
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER
  PROVSION FOR LOAN LOSSES                       3,974     3,706     7,830     7,176

OTHER INCOME
  Service charges and fees                         644       603     1,234     1,182
  Income from fiduciary activities                  95        92       172       176
  Net realized gains on sales of securities         14         3        21        80
  Gain on sale of loans and servicing rights       107        15       107        55
  Other                                            143       152       293       292
                                               -------   -------   -------   -------
    Total other income                           1,003       865     1,827     1,785

OTHER EXPENSES
  Salaries and employee benefits                 1,456     1,334     2,862     2,721
  Occupancy, furniture & equipment, net            369       365       749       749
  Data processing related                          170       153       326       313
  Taxes, other than income                         111       109       224       207
  Professional fees                                104       139       217       248
  Other                                            631       577     1,229     1,090
                                               -------   -------   -------   -------
    Total other expenses                         2,841     2,677     5,607     5,328

INCOME BEFORE INCOME TAXES                       2,136     1,894     4,050     3,633
INCOME TAX EXPENSE                                 660       564     1,241     1,060
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,476   $ 1,330   $ 2,809   $ 2,573
                                               =======   =======   =======   =======

BASIC EARNINGS PER SHARE                       $  0.53   $  0.47   $  1.00   $  0.92
                                               =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                     $  0.52   $  0.46   $  0.98   $  0.90
                                               =======   =======   =======   =======


See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share data)

                                                                                                          Accumulated
                                              Number of                                         Unearned  Other
                                              Shares     Common             Retained  Treasury  ESOP      Comprehensive
                                              Issued     Stock    Surplus   Earnings  Stock     Shares    Income(Loss)     Total
                                              ------     -----    -------   --------  -----     ------    ------------     -----
Balance December 31, 2004                     2,705,715    $270    $5,336    $40,222    ($149)    ($327)      $333       $45,685
Comprehensive Income:
  Net Income                                                                   2,573                                       2,573
  Change in unrealized gains (losses) on
    securities available for sale, net of
    reclassification adjustment and tax effects                                                               (436)         (436)
                                                                                                                         -------
  Total comprehensive income                                                                                               2,137
                                                                                                                         -------
Cash dividends declared, $.34 per share                                         (958)                                       (958)
Stock options exercised                                                (3)                 86                                 83
Tax benefit of stock options exercised                                 13                                                     13
Release of treasury stock for ESOP                                                         22                                 22
Acquisition of treasury stock                                                            (408)                              (408)
Release of earned ESOP shares                                         179                            78                      257
                                              ---------    ----    ------    -------  -------      ----    -------       -------

Balance, June 30, 2005                        2,705,715    $270    $5,525    $41,837    ($449)    ($249)     ($103)      $46,831
                                              =========    ====    ======    =======    =====     =====      =====       =======

                                                                                                          Accumulated
                                              Number of                                         Unearned  Other
                                              Shares     Common             Retained  Treasury  ESOP      Comprehensive
                                              Issued      Stock   Surplus   Earnings  Stock     Shares    Loss             Total
                                              ------      -----   -------   --------  -----     ------    ----             -----
Balance December 31, 2005                     2,705,715    $270    $5,648    $43,722    ($633)    ($127)     ($772)      $48,108
Comprehensive Income:
  Net Income                                                        2,809                                                  2,809
  Change in unrealized gains (losses) on
    securities available for sale, net of
    reclassification adjustment and tax effects                                                               (334)         (334)
                                                                                                                         -------
   Total comprehensive income                                                                                              2,475
                                                                                                                         -------

Cash dividends declared, $.41 per share                                       (1,143)                                     (1,143)
5% Stock dividend at $30.59 per share           135,157      14     4,121     (4,139)                                         (4)
Acquisition of treasury stock                                                            (584)                              (584)
Stock options exercised                                                                    12                                 12
Tax benefit of stock options exercised                                 (2)                                                    (2)
Stock options issued                                                   34                                                     34
Release of earned ESOP shares                                         196                           100                      296
                                              ---------    ----    ------    -------  -------      ----    -------       -------

Balance, June 30, 2006                        2,840,872    $284    $9,997    $41,249  ($1,205)     ($27)   ($1,106)      $49,192
                                              =========    ====    ======    =======  =======      ====    =======       =======

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                        Six Months Ended June 30,
                                                                                        -------------------------
                                                                                          2006        2005
                                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  2,809    $  2,573
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                125         190
  Depreciation                                                                             249         268
  Amortization of intangible assets                                                         26          26
  Deferred income taxes                                                                   (252)       (159)
  Net amortization of securities premiums and discounts                                    173         227
  Net realized gain on sales of securities                                                  (6)        (79)
  Earnings on life insurance policy                                                       (129)       (126)
  Net gain on sale of mortgage loans                                                      (107)        (55)
  Gain on sale of bank premises and equipment and foreclosed real estate                   (12)         (2)
  Mortgage loans originated for sale                                                      (426)     (5,099)
  Proceeds from sale of mortgage loans and servicing rights                                533       5,154
  Tax benefit of stock options exercised                                                    (2)         13
  Compensation expense related to stock options                                             34           -
  Release of ESOP shares                                                                   296         279
  (Increase) decrease in accrued interest receivable and other assets                      522          (3)
  Increase in accrued interest payable and other liabilities                               677         336
                                                                                      --------    --------
    Net cash provided by operating activities                                            4,510       3,543

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities available for sale:
    Proceeds from sales                                                                     30       5,097
    Proceeds from maturities and principal reductions on mortgage-backed securities     11,622       6,242
    Purchases                                                                          (10,960)     (6,748)
 Securities held to maturity- proceeds                                                     505       2,420
 (Increase) decrease in investment in FHLB stock                                          (674)        252
 Net increase in loans                                                                  (8,541)    (20,906)
 Purchase of bank premises and equipment                                                  (313)       (220)
 Proceeds from sale of bank premises and equipment and foreclosed real estate               12           9
                                                                                      --------    --------
    Net cash used in investing activities                                               (8,319)    (13,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                12,864      20,288
Net decrease in short-term borrowings                                                   (4,877)    (12,054)
Repayments of long-term debt                                                                 -      (5,000)
Proceeds from other borrowings                                                          12,000       5,000
Stock options exercised                                                                     12          83
Acquisition of treasury stock                                                             (584)       (408)
Cash dividends paid                                                                     (1,119)       (960)
                                                                                      --------    --------
    Net cash provided by financing activities                                           18,296       6,949
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents                                    14,487      (3,362)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           9,816      20,666
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 24,303    $ 17,304
                                                                                      ========    ========

See accompanying notes to the consolidated financial statements

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

2.       ESTIMATES
         ---------

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2005.

3.       EARNINGS PER SHARE
         ------------------

         On April 11, 2006, the Company declared a 5% stock dividend on common stock outstanding payable May 26, 2006 to shareholders of record on May 12, 2006. The stock dividend resulted in the issuance of 135,157 additional common shares. All per share data has been adjusted for the effect of the stock dividend.

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

         The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)

                                                    Three Months Ended            Six Months Ended
                                                          June 30,                    June 30,
                                                  ----------------------       ----------------------
                                                      2006        2005            2006         2005
                                                      ----        ----            ----         ----
Basic EPS weighted average shares outstanding        2,793       2,805           2,796        2,801
Dilutive effect of stock options                        58          60              57           61
                                                     -----       -----           -----        -----
Diluted EPS weighted average shares outstanding      2,851       2,865           2,853        2,862
                                                     =====       =====           =====        =====

4.       STOCK-BASED COMPENSATION
         ------------------------

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires the fair value of share-based payment transactions to be recognized as compensation costs in the financial statements over the period than an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company did not issue any stock options in 2005. The Company's shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006. As a result, the Company awarded 25,200 options, all of which have a twelve month vesting period.
Included in the results for the three and six months ended June 30, 2006 was $34,000 in compensation costs relating to the adoption of Statement No. 123(R). Net income for the three and six months ended June 30, 2006 was reduced by approximately $22,000. As of June 30, 2006, there was approximately $170,000 of total unrecognized compensation cost related to nonvested options under the plan.

         The following table illustrates the effect on net income and earnings per share, for the three and six months ended June 30, 2005, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation:

                                                            Three Months Ended      Six Months Ended
(in thousands, except for per share data)                      June 30, 2005          June 30, 2005
                                                            ------------------      ----------------
Net income as reported                                             $1,330                $2,573

Total stock-based employee  compensation cost, net of
tax, which would have been included in the  determination
of net income if the fair value based method had been applied
to all awards                                                         (49)                  (98)
                                                                   ------                ------

Pro forma net income                                               $1,281                $2,475
                                                                   ======                ======

Earnings per share (basic)
  As Reported                                                         .47                   .92
  Pro forma                                                           .46                   .88

Diluted earnings per share (assuming dilution)
  As Reported                                                         .46                   .90
  Pro forma                                                           .45                   .86

                                                                  Weighted-      Weighted-
                                                                  Average        Average
                                                                  Exercise       Remaining
                                                     Options      Price          Term (in years)
                                                     -------      -----          ---------------

Outstanding at the beginning of the year             140,296        $18.45
Granted.................................              25,200         30.38
Exercised...............................                (413)        23.95
Forfeited...............................                   -             -
Outstanding as of June 30, 2006                      165,083         20.26           6.3
Exercisable as of June 30, 2006                      139,883         18.43           5.2



         The fair value of options granted for the period ended June 30, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        Six Months Ended
                                                         June 30, 2006
                                                         -------------

Dividend yield....................................            2.71%
Expected life.....................................            7 years
Expected volatility...............................           25.4%
Risk-free interest rate...........................            4.99%
Weighted average fair value of options granted....           $8.12

There were no new options granted for the six months ended June 30, 2005.

5.       CASH FLOW INFORMATION
         ---------------------

         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the six months ended June 30, 2006 and 2005 were $4,311,000 and $2,971,000 respectively. Cash payments for income taxes in 2006 were $1,244,000 compared to $1,118,000 in 2005. Non-cash investing activities for 2006 and 2005 included foreclosed mortgage loans and repossession of other assets of $65,000 and $67,000, respectively.

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

(in thousands)                          Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                       --------------------           ----------------------
                                          2006        2005               2006        2005
                                          ----        ----               ----        ----
Unrealized holding gains/(losses)
  on available for sale securities       ($287)      $ 791              ($486)      ($584)

Reclassification adjustment for gains
  realized in net income                   (14)         (3)               (21)        (80)
                                         -----       -----              -----       -----

Net unrealized gains/(losses)            $(301)        788               (507)       (664)
Income tax (benefit)                      (103)        267               (173)       (228)
                                         -----       -----              -----       -----

Other comprehensive income (loss)        $(198)      $ 521              $(334)      $(436)
                                         =====       =====              =====       =====


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

         A summary of the Bank's financial instrument commitments is as follows:
(in thousands)


                                                                June 30,
                                                          --------------------
                                                            2006         2005
                                                            ----         ----
Commitments to grant loans                                $17,328      $11,000
Unfunded commitments under lines of credit                 32,547       33,634
Standby letters of credit                                   7,137        1,679
                                                          -------      -------

                                                          $57,012      $46,313
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 for guarantees under standby letters of credit issued is not material.

8.       NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of this new pronouncement on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Note 2 to the Company's consolidated financial statements (incorporated by reference in Item 8 of the form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

         Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities. Please refer to the discussion of the allowance for loan losses calculation under "Non-performing Assets and Allowance for Loan Losses" in the "Financial Condition" section. For periods ending prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation was reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the grant date. The Company adopted SFAS No. 123(R), "Share-Based Payment" as of January 1, 2006. However, no stock options were awarded in 2005 or for the three months ended March 31, 2006. The Norwood Financial Corp. 2006 Stock Option Plan was approved on April 25, 2006. The Company granted 25,200 options in the second quarter of 2006. See Note 4 for a discussion of this pronouncement's impact on the Company's consolidated financial statements.

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


CHANGES IN FINANCIAL CONDITION
------------------------------

GENERAL
-------
         Total assets as of June 30, 2006 were $455.2 million compared to $433.6 million as of December 31, 2005, an increase of $21.6 million, or 5.0%.

SECURITIES
----------
         The fair value of securities available for sale as of June 30, 2006 was $114.4 million compared to $115.8 million as of December 31, 2005. The Company purchased $11.0 million of securities to offset $12.1 million of maturities and principal reductions on mortgage-backed securities. The purchases were principally in short-term U.S. Government sponsored agencies and pass-through mortgage-backed securities.

         The  Company  has  securities  in  an  unrealized  loss  position.   In
Management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company's available-for-sale portfolio has an average repricing term of 1.9 years. Interest rates in the 2-3 year section of the treasury yield curve have increased over 100 basis points in the last year impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities, as a result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

LOANS RECEIVABLE
----------------
         Loans receivable totaled $299.4 million compared to $290.9 million as of December 31, 2005. Commercial real estate loans decreased $2.7 million due to the pay off of a short-term $6.7 million loan originated in the first quarter of 2005. This was offset by a $5.6 million increase in commercial term loans and lines of credit and $8.6 million growth in residential real estate loans. The growth in residential real estate loans has principally been in fixed rate first lien residential mortgages. The Company does not originate any non-traditional mortgage products such as interest-only loans or option adjustable-rate mortgages, nor offer any terms over 30 years.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                        June 30, 2006          December 31, 2005
                                                            -----------------        -------------------
                                                               $           %            $            %
                                                               -           -            -            -
Real Estate-Residential                                    $109,353      36.5%      $100,705       34.6%
            Commercial                                      130,799      43.6        133,495       45.8
            Construction                                      4,608       1.5          5,944        2.0
Commercial, financial and agricultural                       32,262      10.8         26,755        9.2
Consumer loans to individuals                                22,733       7.6         24,353        8.4
                                                            -------     -----        -------      -----
  Total loans                                               299,755     100.0%       291,252      100.0%

  Deferred fees (net)                                          (389)                    (362)
                                                           --------                 --------
                                                            299,366                  290,890
  Allowance for loan losses                                  (3,794)                  (3,669)
                                                           --------                 --------
  Net loans receivable                                     $295,572                 $287,221
                                                           ========                 ========


ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------


         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                       Three Months             Six Months
                                       Ended June 30          Ended June 30
                                       -------------          -------------
(dollars in thousands)               2006        2005        2006        2005
                                     ----        ----        ----        ----
Balance, beginning                 $ 3,743     $ 3,523     $ 3,669     $ 3,448
Provision for loan losses               55          90         125         190
Charge-offs                            (23)        (34)        (50)        (81)
Recoveries                              19          21          50          43
                                   -------     -------     -------     -------
  Net charge-offs                       (4)        (13)          -         (38)
                                   -------     -------     -------     -------
Balance, ending                    $ 3,794     $ 3,600     $ 3,794     $ 3,600
                                   =======     =======     =======     =======

Allowance to total loans              1.27%       1.31%       1.27%       1.31%
Net charge-offs to average loans
    (annualized)                       .01%        .02%        .-%         .03%

           The allowance for loan losses totaled $3,794,000 as of June 30, 2006 and represented 1.27% of total loans compared to $3,669,000 and 1.26% as of December 31, 2005. Recoveries offset charge-offs for a net charge-off of -0- for the six months ended June 30, 2006 declining from net charge-offs of $38,000 for the similar period in 2005. The decrease was principally due to lower level of repossessed automobiles, as the Company has lowered its exposure to indirect automobile lending. As a result of the lower net charge-offs, the provision for loan losses was less for the six months ended June 30, 2006, $125,000, compared to $190,000 for the similar period in 2005.

           The Company assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include:
concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan risk-rated classifications, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2006 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

           As of June 30, 2006, non-performing loans totaled $314,000, which is ..10% of total loans compared to $353,000, or .12% of total loans at December 31, 2005. There was one property in foreclosed real estate, carried at $24,000 which is actively being marketed. The following table sets forth information regarding non-performing loans and foreclosed real estate at the date indicated:


                                                June 30, 2006  December 31, 2005
                                                -------------  -----------------

(dollars in thousands)
Loans accounted for on a non accrual basis:
   Commercial and all other                             $  -           $  -
   Real Estate                                           303            330
   Consumer                                               11             11
                                                        ----           ----
   Total                                                 314            341

Accruing loans which are contractually
 past due 90 days or more                                  -             12
Total non-performing loans                               314            353
                                                        ----           ----
Foreclosed real estate                                    24              -
                                                        ----           ----
Total non-performing assets                             $338           $353
                                                        ====           ====

Allowance for loan losses
 coverage of non-performing loans                       12.1x          10.4x
Non-performing loans to total loans                      .10%           .12%
Non-performing assets to total assets                    .07%           .08%

DEPOSITS
--------
           Total deposits as of June 30, 2006 were $353.5 million increasing from $340.6 million as of December 31, 2005. The increase in non-interest bearing and interest bearing demand deposits is due in part to new commercial accounts and the seasonality of certain corporate and municipal accounts. Time deposits greater than $100,000 decreased $18.2 million because of an $8 million short-term time deposit moved to a money market account and the scheduled maturity of short-term time deposits from local school districts. Time deposits less than $100,000 increased principally due to promotional efforts in certain products.

         The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)                         June 30, 2006   December 31, 2005
                                               -------------   -----------------
Non-interest bearing demand                       $ 59,538        $ 50,891
Interest bearing demand                             43,976          40,738
Money Market                                        63,959          52,194
Savings                                             51,005          53,311
Time deposits <$100,000                            104,339          94,612
Time deposits >$100,000                             30,650          48,857
                                                  --------        --------

     Total                                        $353,467        $340,603
                                                  ========        ========


SHORT-TERM BORROWINGS
---------------------

         Short-term borrowings as of June 30, 2006 were $13.7 million compared to $18.6 million as of December 31, 2005.

         Short-term borrowings consist of the following:

(dollars in thousands)

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
Securities sold under agreements to repurchase     $13,566          $12,464
Federal Funds purchased                                  -            5,100
U.S. Treasury demand notes                             121            1,000
                                                   -------          -------

                                                   $13,687          $18,564
                                                   =======          =======


OTHER BORROWINGS

         Other borrowings consist of notes from the Federal Home Loan Bank of Pittsburgh. Other borrowings consist of the following: (dollars in thousands)

                                               June 30, 2006   December 31, 2005
                                               -------------   -----------------
Convertible note due December 2006 at 6.19%      $ 5,000             $ 5,000
Fixed rate note due April 2008 at 4.17%            5,000               5,000
Convertible note due April 2009 at 4.83%           5,000               5,000
Convertible note due April 2009 at 5.07%           5,000               5,000
Convertible note due January 2011 at 5.24%         3,000               3,000
Convertible note due July 2006 at 5.11%           12,000                   -
                                                 -------             -------

                                                 $35,000             $23,000
                                                 =======             =======

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------
         The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

         A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                   June 30,      December 31,
                                                     2006           2005
                                                     ----           ----
                                                      (in thousands)
Commitments to grant loans                         $17,328        $16,078
Unfunded commitments under lines of credit          32,547         29,969
Standby letters of credit                            7,137          6,791
                                                   -------        -------

                                                   $57,012        $52,838
                                                   =======        =======


STOCKHOLDERS' EQUITY AND CAPITAL RATIOS
---------------------------------------
         At June 30, 2006, total stockholders' equity totaled $49.2 million, compared to $48.1 million as of December 31, 2005. The net change in stockholders' equity was primarily due to $2,809,000 in net income, that was partially offset by $1,143,000 of cash dividends declared. In addition, accumulated other comprehensive loss increased $334,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period.

         A comparison of the Company's regulatory capital ratios is as follows:

                                           June 30, 2006     December 31, 2005
                                           -------------     -----------------
Tier 1 Capital
    (To average assets)                        11.08%              11.05%
Tier 1 Capital
    (To risk-weighted assets)                  15.23%              15.29%
Total Capital
    (To risk-weighted assets)                  16.56%              16.63%

         The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of June 30, 2006 and December 31, 2005.

LIQUIDITY
---------
           As of June 30, 2006, the Company had cash and cash equivalents of $24.3 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $114.4 million which could be used for liquidity needs. This totals $138.7 million and represents 30.4% of total assets compared to $125.6 million and 29% of total assets as of December 31, 2005. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of June 30, 2006 and December 31, 2005. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. There were no outstandings on the lines of credit as of June 30, 2006 compared to $5.1 million as of December 31, 2005. The approximate borrowing capacity from the FHLB was $164 million, with $35 million outstanding as of June 30, 2006, of which $12 million matures on July 17, 2006, compared to $23 million outstanding as of December 31, 2005.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                Three Months Ended June 30,
                                                           ----------------------------------------------------------------------
                                                                         2006                                 2005
                                                           -------------------------------         ------------------------------
                                                           Average                 Average         Average                Average
                                                           Balance     Interest     Rate           Balance   Interest      Rate
                                                           -------     --------     ----           -------   --------      ----
                                                             (2)          (1)        (3)             (2)       (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $  6,468     $   82       5.07%         $    707   $    4         2.26%
   Interest bearing deposits with banks                         97          1       4.12               121        1         3.31
   Securities held-to-maturity (1)                             954         21       8.81             4,047      122        12.06
   Securities available for sale:
     Taxable                                                98,966        901       3.64            97,856      771         3.15
     Tax-exempt                                             16,953        227       5.36            18,679      257         5.50
                                                          --------     ------                     --------   ------
        Total securities available for sale (1)            115,919      1,128       3.89           116,535    1,028         3.53
   Loans receivable (4) (5)                                295,870      5,232       7.07           271,614    4,326         6.37
                                                          --------     ------                     --------   ------
        Total interest earning assets                      419,308      6,464       6.17           393,024    5,481         5.58
Non-interest earning assets:
   Cash and due from banks                                   8,799                                   8,662
   Allowance for loan losses                                (3,776)                                 (3,577)
   Other assets                                             17,159                                  16,606
                                                          --------                                --------
        Total non-interest earning assets                   22,182                                  21,691
                                                          --------                                --------
Total Assets                                              $441,490                                $414,715
                                                          ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market               $101,235        450       1.78%         $ 90,163      209         0.93%
   Savings                                                  51,581         59       0.46            58,795       69         0.47
   Time                                                    133,001      1,229       3.70           124,359      824         2.65
                                                          --------     ------                     --------   ------
        Total interest bearing deposits                    285,817      1,738       2.43           273,317    1,102         1.61
Short-term borrowings                                       16,380        163       3.98            17,550      112         2.55
Other borrowings                                            32,626        420       5.15            23,000      303         5.27
                                                          --------     ------                     --------   ------
        Total interest bearing liabilities                 334,823      2,321       2.77           313,867    1,517         1.93
Non-interest bearing liabilities:
   Demand deposits                                          54,508                                  51,604
   Other liabilities                                         3,068                                   2,743
                                                          --------                                --------
        Total non-interest bearing liabilities              57,576                                  54,347
Stockholders' equity                                        49,091                                  46,501
                                                          --------                                --------
Total Liabilities and Stockholders' Equity                $441,490                                $414,715
                                                          ========                                ========

Net interest income (tax equivalent basis)                              4,143       3.39%                     3,964         3.65%
Tax-equivalent basis adjustment                                          (114)      ====                       (168)        ====
                                                                       ------                                ------
Net interest income                                                    $4,029                                $3,796
                                                                       ======                                ======
Net interest margin (tax equivalent basis)                                          3.95%                                   4.03%
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

                                                     Increase/(Decrease)
                                                     -------------------
                                        Three Months Ended June 30, 2006 Compared to
                                        --------------------------------------------
                                             Three Months Ended June 30, 2005
                                             --------------------------------
                                                       Variance due to
                                                       ---------------
                                                 Volume     Rate       Net
                                                 -------------------------
                                                     (dollars in thousands)
Interest earning assets:
Federal funds sold                               $  68     $  10     $  78
Interest bearing deposits with banks                (1)        1         -
Securities held to maturity                        (75)      (26)     (101)
Securities available for sale:
  Taxable                                            9       121       130
  Tax-exempt securities                            (23)       (7)      (30)
                                                 -----     -----     -----
Total securities                                   (14)      114       100
Loans receivable                                   405       501       906
                                                 -----     -----     -----
Total interest earning assets                      383       600       983

Interest bearing liabilities:
   Interest-bearing demand and money market         28       213       241
   Savings                                          (8)       (2)      (10)
   Time                                             61       344       405
                                                 -----     -----     -----
Total interest bearing deposits                     81       555       636
Short-term borrowings                              (48)       99        51
Other borrowings                                   163       (46)      117
                                                 -----     -----     -----
Total interest bearing liabilities                 196       608       804
                                                 -----     -----     -----
Net interest income (tax-equivalent basis)       $ 187     $  (8)    $ 179
                                                 =====     =====     =====

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2006 TO JUNE
--------------------------------------------------------------------------------
30, 2005
--------


GENERAL
-------
           For the three months ended June 30, 2006, net income totaled $1,476,000, an increase of $146,000, or 10.9% over the $1,330,000 earned in the similar period of 2005. Earnings per share for the current period were $.53 basic and $.52 on a diluted basis compared to $.47 basic and $.46 on a diluted basis for the three months ended June 30, 2005. The resulting annualized return on average assets and return on average equity for the three months ended June 30, 2006 were 1.34% and 12.06%, respectively, improving from 1.29% and 11.48% respectively, for the similar period in 2005.

           The following table sets forth changes in net income:

(dollars in thousands)                                  Three Months Ended
                                                        ------------------
                                                  June 30, 2006 to June 30, 2005
                                                  ------------------------------
Net income three months ended June 30, 2005                  $1,330
                                                             ------

Net interest income                                             233
Provision for loan losses                                        35
Net realized gains on sales of securities                        11
Gains on sale of mortgage loans and servicing rights             92
All other income                                                 35
Salaries and employee benefits                                 (122)
All other expenses                                              (42)
Income tax effect                                               (96)
                                                             ------

Net income three months ended June 30, 2006                  $1,476
                                                             ======


NET INTEREST INCOME
-------------------

           Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2006 totaled $4,143,000, an increase of $179,000 or 4.5% over the similar period in 2005. The fte net interest spread and net interest margin were 3.39% and 3.95%, respectively, compared to 3.65% and 4.03%, respectively for the three months ended June 30, 2005. The decrease in net interest margin was principally due to the increase in the cost of interest-bearing liabilities from 1.93% in the 2005 period to 2.77% in the current period.

           Interest income (fte) totaled $6,464,000 with an average yield of 6.17%, for the three months ended June 30, 2006 increasing from $5,481,000 and 5.58% for the similar period in 2005. The increase was due in part to the growth in the loan portfolio. Average loans increased $24.3 million and represented 70.6% of average earning assets compared to 69.1% of average earning assets for the 2005 period. The average yield on loans also increased to 7.07% for the three months ended June 30, 2006 compared to 6.37% for the similar period in 2005. The increase was due in part to the rise in the prime interest rate which was 8.25% as of June 30, 2006 compared to 6.25% as of June 30, 2005. The increase in prime rate increases the yield on the Company's floating rate commercial loan portfolio and on its home equity lines of credit.

           Interest expense for the three months ended June 30, 2006 totaled $2,321,000 at an average cost of 2.77% increasing from $1,517,000 and 1.93% for the similar period in 2005. As a result of the increase in short-term interest rates the Company has increased rates paid on its money market accounts, short-term CDs and cash management accounts, included in short-term borrowings. The cost of time deposits averaged 3.70% for the period in 2006 compared to 2.65% for the similar period in 2005. The Company expects the cost of time deposits to continue to increase in 2006 as lower rate instruments are maturing and then repricing at the current higher interest rates. Deposits have also shifted to higher costing instruments. Average savings at a cost of .46% decreased $7.2 million, with an increase of $8.6 million in time deposits.


OTHER INCOME
------------

           Other income totaled $1,003,000 for the three months ended June 30, 2006, an increase of $138,000 or 16.0%, over the $865,000 for the similar period in 2005. The increase was principally due to $107,000 of gains on the sale of mortgage loans and servicing rights in 2006 compared to $15,000 in such gains in 2005. The gain in 2006 was primarily related to the sale of $13.7 million of mortgage servicing rights to a third party, on loans previously sold in the secondary market to FNMA..


OTHER EXPENSES
--------------

           Other expenses for the three months ended June 30, 2006 totaled $2,841,000, an increase of $164,000 or 6.1%, over the $2,677,000 for the similar period in 2005. Salaries and employee benefit expenses increased $122,000 principally due to increased costs related to health care insurance and $34,000 expense recognition of stock options in 2006. The Company also recorded a $40,000 loss (included in other) on a fraudulent check claim from another financial institution.


INCOME TAX EXPENSE
------------------

           Income tax expense totaled $660,000 for the three months ended June 30, 2006, for an effective tax rate of 30.9% compared to $564,000 and an effective tax rate of 29.8% for the similar period in 2005. The increase in the marginal rate was due in part to a lower level of tax exempt income.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                Six Months Ended June 30,
                                                          ----------------------------------------------------------------------
                                                                        2006                                 2005
                                                          -------------------------------         ------------------------------
                                                          Average                 Average         Average                Average
                                                          Balance     Interest     Rate           Balance   Interest      Rate
                                                          -------     --------     ----           -------   --------      ----
                                                             (2)          (1)        (3)             (2)       (1)          (3)
Assets
Interest-earning assets:
   Federal funds sold                                    $  3,252      $    82     5.04%         $  1,278      $  16      2.50%
   Interest bearing deposits with banks                       123            3     4.88                99          1      2.02
   Securities held-to-maturity (1)                          1,007           46     9.14             4,725        251     10.62
   Securities available for sale:
     Taxable                                               99,096        1,759     3.55           100,006      1,558      3.12
     Tax-exempt                                            18,038          494     5.48            18,622        512      5.50
                                                         --------      -------                   --------      -----
        Total securities available for sale (1)           117,134        2,253     3.85           118,628      2,070      3.49
   Loans receivable (4) (5)                               293,156       10,226     6.98           265,034      8,276      6.25
                                                         --------      -------                   --------      -----
        Total interest earning assets                     414,672       12,610     6.08           389,764     10,614      5.45
Non-interest earning assets:
   Cash and due from banks                                  8,458                                   8,096
   Allowance for loan losses                               (3,742)                                 (3,537)
   Other assets                                            16,911                                  15,563
                                                         --------                                --------
        Total non-interest earning assets                  21,627                                  20,122
                                                         --------                                --------
Total Assets                                             $436,299                                $409,886
                                                         ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market              $ 99,113          809     1.63%         $ 89,462        376      0.84%
   Savings                                                 52,148          120     0.46            59,134        138      0.47
   Time                                                   135,595        2,399     3.54           124,133      1,575      2.54
                                                         --------      -------                   --------      -----
        Total interest bearing deposits                   286,856        3,328     2.32           272,729      2,089      1.53
Short-term borrowings                                      17,494          350     4.00            17,334        211      2.43
Other borrowings                                           27,840          713     5.12            23,000        620      5.39
                                                         --------      -------                   --------      -----
        Total interest bearing liabilities                332,190        4,391     2.64           313,063      2,920      1.87
Non-interest bearing liabilities:
   Demand deposits                                         52,373                                  48,658
   Other liabilities                                        2,912                                   1,917
                                                         --------                                --------
        Total non-interest bearing liabilities             55,285                                  50,575
Stockholders' equity                                       48,824                                  46,248
                                                         --------                                --------
Total Liabilities and Stockholders' Equity               $436,299                                $409,886
                                                         ========                                ========

Net interest income (tax equivalent basis)                               8,219     3.44%                       7,694      3.58%
Tax-equivalent basis adjustment                                           (264)    ====                         (328)     ====
                                                                       -------                                ------
Net interest income                                                    $ 7,955                                $7,366
                                                                       =======                                ======
Net interest margin (tax equivalent basis)                                         3.96%                                  3.95%
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

                                                       Increase/(Decrease)
                                                       -------------------
                                            Six Months Ended June 30, 2006 Compared to
                                            ------------------------------------------
                                                  Six Months Ended June 30, 2005
                                                  ------------------------------
                                                          Variance due to
                                                          ---------------
                                                    Volume      Rate       Net
                                                    --------------------------
                                                        (dollars in thousands)

Interest earning assets:
Federal funds sold                                  $  41     $   25     $   66
Interest bearing deposits with banks                    -          2          2
Securities held to maturity                          (174)       (31)      (205)
Securities available for sale:
Taxable                                               (41)       242        201
Tax-exempt securities                                 (16)        (2)       (18)
                                                    -----     ------     ------
Total securities                                      (57)       240        183
Loans receivable                                      928      1,022      1,950
                                                    -----     ------     ------
Total interest earning assets                         738      1,258      1,996

Interest bearing liabilities:
Interest-bearing demand and money market               44        389        433
Savings                                               (16)        (2)       (18)
Time                                                  155        669        824
                                                    -----     ------     ------
Total interest bearing deposits                       183      1,056      1,239
Short-term borrowings                                   2        137        139
Other borrowings                                      174        (81)        93
                                                    -----     ------     ------
Total interest bearing liabilities                    359      1,112      1,471
                                                    -----     ------     ------
Net interest income (tax-equivalent basis)          $ 379     $  146     $  525
                                                    =====     ======     ======



COMPARISON OF OPERATING  RESULTS FOR SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30,
--------------------------------------------------------------------------------
2005
----

GENERAL
-------
           Net income for the six months ended June 30, 2006 totaled $2,809,000, increasing $236,000, or 9.2% over the $2,573,000 earned in the similar period in 2005. Basic and diluted earnings per share were $1.00 and $.98, respectively, in the 2006 period compared to $.92 and $.90, respectively, for the similar period in 2005. The resulting annualized return on average assets for the six months ended June 30, 2006 was 1.30%, with an annualized return on average equity of 11.60% improving from 1.27% and 11.22% , respectively, for the similar period in 2005.

The following table sets forth changes in net income:


(dollars in thousands)
Net income six months ended June 30, 2005                               $ 2,573
                                                                        -------

Net interest income                                                         589
Provision for loan losses                                                    65
Net realized gains on sales of securities                                   (59)
Gains on sales of mortgage loans and servicing rights                        52
All other income                                                             49
Salaries and employee benefits                                             (141)
All other expenses                                                         (138)
Income tax effect                                                          (181)
                                                                        -------

Net income six months ended  June 30, 2006                              $ 2,809
                                                                        =======


NET INTEREST INCOME
-------------------
           Net interest income on a fte basis for the six months ended June 30, 2006 totaled $8,219,000 an increase of $525,000, or 6.8%, over $7,694,000 for the similar period in 2005. The fte net interest spread and net interest margin were 3.44% and 3.96%, respectively compared to 3.58% and 3.95%, respectively, in 2005.

           Interest income (fte) totaled $12,610,000 with an average yield of 6.08% for the six months ended June 30, 2006 increasing from $10,614,000 and 5.45% for the similar period in 2005. The increase was principally due to $28.1 million growth in average loans. For the 2006 period average loans totaled $293.1 million and represented 70.7% of total average earning assets increasing from $265.0 million and 68.0% for the similar period in 2005. The average yield on loans also increased to 6.98% for the 2006 period from 6.25% for the similar period in 2005. The increase was principally due to the rise in the prime rate of interest which was 8.25% as of June 30, 2006 compared to 6.25% as of June 30, 2005. The increase in prime rate increases the yield on the Company's floating rate commercial loan portfolio and on home equity lines of credit.

           Interest expense for the six months ended June 30, 2006 totaled $4,391,000 at an average cost of 2.64% compared to $2,920,000 at an average cost of 1.87% for the similar period in 2005. The increase is principally due to rising short-term interest rates which have caused increased costs in money market accounts, time deposits and short-term borrowings. The cost of time deposits averaged 3.54% for the 2006 period compared to 2.54% in 2005 period. The Company expects the cost of time deposits to continue to increase in 2006 as lower rate instruments mature and then reprice at the current higher interest rates. Deposits have also shifted to higher costing instruments. Average savings, at a cost of .46%, decreased $6.9 million, and was offset by $11.4 million increase in higher costing time deposits.

OTHER INCOME
------------
           Other income totaled $1,827,000 for the six months ended June 30, 2006 compared to $1,785,000 for the similar period in 2005. The increase was due in part to a $52,000 increase in service charges and fees related in part to increase in debit card activity of $19,000, and an overdraft fee increase of $17,000. Gains on sales of mortgage loans and servicing rights totaled $107,000 in 2006 period compared $55,000 in such gains in 2005 period. The gain in 2006 was primarily due to the sale of $13.7 million of mortgage servicing rights to a third party, on laons previously sold in the secondary market to FNMA. Net realized gain on the sales of securities was $21,000 decreasing from such gains of $80,000 for the 2005 period.

OTHER EXPENSE
-------------
           Other expense totaled $5,607,000 for the six months ended June 30, 2006, an increase of $279,000, or 5.2%, over $5,328,000 for the similar period in 2005. Salaries and employee benefit costs increased $141,000 due to escalating health insurance, $70,000, and expense related to stock options of $34,000. The 2006 period included $50,000 robbery loss and $40,000 loss related to a fraudulent check included in other expense.

INCOME TAX EXPENSE
------------------
           Income tax expense totaled $1,241,000 for an effective tax rate of 30.6% for the six months ended June 30, 2006 compared to $1,060,000 and an effective tax rate of 29.2% for the similar period in 2005. The increase in taxes was principally due to $417,000, or 11.5%, increase in pre-tax income and a lower level of tax exempt income The decrease in tax-exempt income was principally due to maturites of tax-exempt municipal bonds.

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

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2006, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

           Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

           As of June 30, 2006, the Bank had a positive 90 day interest sensitivity gap of $47.2 million or 10.4% of total assets, increasing from $24.4 million, 5.6% of total assets as of December 31, 2005. The change was principally due to a $13.6 million increase in federal funds sold. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2006
-------------
Rate Sensitivity Table
----------------------
(dollars in thousands)
                                                      3 Months       3-12 Months     1 to 3 Years     3 Years        Total
                                                      --------       -----------     ------------     -------        -----
Federal funds sold and interest bearing deposits      $ 13,794          $      -         $      -    $      -     $ 13,794
Securities                                              14,856            42,016           39,350      19,173      115,395
Loan Receivable                                         98,475            43,423           67,098      90,370      299,366
                                                      --------          --------          -------     -------      -------
  Total RSA                                            127,125            85,439          106,448     109,543      428,555

Non-maturity interest-bearing deposits                  24,894            27,593           72,416      34,037      158,940
Time deposits                                           21,716            78,507           27,366       7,400      134,989
Other                                                   33,333             4,610           10,744           -       48,687
                                                      --------          --------          -------     -------      -------
  Total RSL                                             79,943           110,710          110,526      41,437      342,616

Interest Sensitivity Gap                               $47,182          $(25,271)         $(4,078)    $68,106     $ 85,939
Cumulative gap                                          47,182            21,911           17,833      85,939
RSA/RSL-Cumulative                                      159.0%            111.5%           105.9%      125.1%

December 31, 2005
Interest Sensitivity Gap                               $24,402          $ (5,676)         $ 1,642     $56,582      $76,950
Cumulative gap                                          24,402            18,726           20,368      76,950
RSA/RSL-cumulative                                      126.6%            110.7%           107.1%      123.2%



ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A.  RISK FACTORS

There have been no significant changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company's Form 10-K for the year ended December 31, 2005.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                        Issuer  Purchases of
                                        --------------------
                                          Equity Securities
                                          -----------------
                                                                                                  Maximum number
                                                                                                  --------------
                                                                         Total number of          of shares (or approximate
                                                                         ---------------          -------------------------
                                                                         shares purchased         dollar value) that may yet
                                                                         ----------------         --------------------------
                                   Total number      Average price       as part of  publicly      be purchased
                                   ------------      -------------       ----------  --------      ------------
                                   of shares         paid per            announced plans          under the plans
                                   ---------         --------            ---------------          ---------------
                                   purchased         share               or programs              or programs
                                   ---------         -----               -----------              -----------
April 1 - April 30, 2006                 -                 -                       -                          -
May 1 - May 31, 2006                 5,732            $30.57                   5,732                    103,363
June 1 - June 30, 2006                   -                 -                       -                          -
                                     -----            ------                   -----                    -------
                                     5,732            $30.57                   5,732                    103,363
                                     =====            ======                   =====                    =======

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 25, 2006. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2009.

                                                           FOR          WITHHELD
                                                           ---          --------
                           William W. Davis, Jr.        2,290,539         20,475
                           John E. Marshall             2,164,201        146,813

There were no abstentions or broker non-votes.

Approve the Norwood Financial Corp 2006 Stock Option Plan

                                          FOR            AGAINST         ABSTAIN
                                          ---            -------         -------
                                       1,866,018         104,955         25,265

There were no broker non-votes.

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2006.

                                          FOR            AGAINST         ABSTAIN
                                          ---            -------         -------
                                       2,304,120           307            6,587

There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

          (a)  3(i)    Articles of Incorporation of Norwood Financial Corp.*
               3(ii)   Bylaws of Norwood Financial Corp.*
               4.0     Specimen Stock Certificate of Norwood Financial Corp.*
               10.1    Amended Employment Agreement with William W. Davis, Jr.***
               10.2    Amended Employment Agreement with Lewis J. Critelli ***
               10.3    Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
               10.4    Consulting Agreement with Russell L. Ridd**
               10.5    Wayne Bank Stock Option Plan*
               10.6    Salary  Continuation  Agreement between the Bank and William W. Davis, Jr.***
               10.7    Salary Continuation  Agreement between the Bank and Lewis J. Critelli***
               10.8    Salary Continuation Agreement between the Bank and Edward C. Kasper***
               10.9    1999 Directors Stock Compensation Plan***
               10.10   Salary  Continuation  Agreement between the Bank and Joseph A. Kneller****
               10.11   Salary Continuation  Agreement between the Bank and John H. Sanders****
               10.12   2006 Stock Option Plan*****
               31.1    Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
               31.2    Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
               32      Section 1350 Certification

         ___________________________
* Incorporated herein by reference into the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

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

***** Incorporated herein by reference to the Registrants Form 8-K filed with the Commission on April 25, 2006.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NORWOOD FINANCIAL CORP.

Date:    August 11, 2006             By:   /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    August 11, 2006             By:   Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)