Form 10-Q
period 2006-09-30
NORWOOD FINANCIAL CORP
filed 2006-11-14
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number   0-28366
                         -------

                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                23-2828306
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation of organization)

717 Main Street, Honesdale, Pennsylvania                   18431
----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (570) 253-1455
                                                     --------------

                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [x]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act): Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of November 13, 2006
---------------------------------------      -----------------------------------
Common stock, par value $0.10 per share                 2,795,335

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006
                                      INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I -            CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD
                    FINANCIAL CORP.
Item 1.             Financial Statements                                                                    3
Item 2.             Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                             11
Item 3.             Quantitative and Qualitative Disclosures about Market Risk                             26
Item 4.             Controls and Procedures                                                                27

PART II -           OTHER INFORMATION

Item 1.             Legal Proceedings                                                                      28
Item 1A.            Risk Factors                                                                           28
Item 2.             Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases
                    of Equity Securities                                                                   28
Item 3.             Defaults upon Senior Securities                                                        28
Item 4.             Submission of Matters to a Vote of Security Holders                                    28
Item 5.             Other Information                                                                      29
Item 6.             Exhibits                                                                               29

Signatures                                                                                                 30


PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets
(dollars in thousands, except per share data)

                                                                       September 30,        December 31,
                                                                           2006                 2005
                                                                         --------            --------
                                                                                 (Unaudited)
ASSETS
Cash and due from banks                                                  $  9,448             $ 9,746
Interest bearing deposits with banks                                          141                  70
Federal funds sold                                                          1,525                   -
                                                                         --------            --------
          Cash and cash equivalents                                        11,114               9,816

Securities available for sale                                             112,402             115,814
Securities held to maturity, fair value 2006:
   $976, 2005: $1,480
                                                                              954               1,452
Loans receivable (net of unearned income)                                 313,678             290,890
   Less:  Allowance for loan losses                                         3,828               3,669
                                                                         --------            --------
Net loans receivable                                                      309,850             287,221
Investment in FHLB Stock, at cost                                           1,634               1,620
Bank premises and equipment, net                                            5,489               5,393
Accrued interest receivable                                                 2,086               1,812
Other assets                                                                9,641              10,428
                                                                         --------            --------
    TOTAL ASSETS                                                         $453,170            $433,556
                                                                         ========            ========

LIABILITIES
Deposits:
    Non-interest bearing demand                                          $ 63,331            $ 50,891
    Interest bearing                                                      301,275             289,712
                                                                         --------            --------
        Total deposits                                                    364,606             340,603
Short-term borrowings                                                      15,086              18,564
Other borrowings                                                           18,000              23,000
Accrued interest payable                                                    2,277               1,691
Other liabilities                                                           2,142             1,590
                                                                         --------            --------
TOTAL LIABILITIES                                                         402,111             385,448

STOCKHOLDERS' EQUITY
Common  stock,  $.10  par  value,   authorized   10,000,000
  shares, issued 2006: 2,840,872, 2005: 2,705,715                             284                 270
Surplus                                                                    10,123               5,648
Retained  earnings                                                         42,187              43,722
Treasury stock at cost: 2006: 42,900 shares, 2005: 21,189                  (1,246)               (633)
Unearned ESOP shares                                                            -                (127)
Accumulated other comprehensive  loss                                        (289)               (772)
                                                                         --------            --------
TOTAL STOCKHOLDERS' EQUITY                                                 51,059              48,108
                                                                         --------            --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                     $453,170            $433,556
                                                                         ========            ========

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

                                              Three Months Ended   Nine Months Ended
                                               -----------------   -----------------
                                                 September 30,       September 30,
                                               -----------------   -----------------
                                                 2006      2005      2006      2005
                                               -------   -------   -------   -------
INTEREST INCOME
  Loans receivable, including fees             $ 5,506   $ 4,527   $15,651   $12,735
  Securities                                     1,105       993     3,221     3,054
  Other                                             36        58       121        75
                                               -------   -------   -------   -------
    Total interest income                        6,647     5,578    18,993    15,864

INTEREST EXPENSE
  Deposits                                       2,032     1,262     5,360     3,351
  Short-term borrowings                            235        83       585       294
  Other borrowings                                 278       299       991       919
                                               -------   -------   -------   -------
    Total interest expense                       2,545     1,644     6,936     4,564
                                               -------   -------   -------   -------
NET INTEREST INCOME                              4,102     3,934    12,057    11,300
PROVISION FOR LOAN LOSSES                           45        90       170       280
                                               -------   -------   -------   -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      4,057     3,844    11,887    11,020

OTHER INCOME
  Service charges and fees                         616       648     1,850     1,830
  Income from fiduciary activities                  89        78       261       254
  Net realized gains on sales of securities         45         3        66        83
  Gain on sale of loans and servicing rights         3         8       110        63
  Other                                            141       171       434       463
                                               -------   -------   -------   -------
    Total other income                             894       908     2,721     2,693

OTHER EXPENSES
  Salaries and employee benefits                 1,482     1,360     4,344     4,081
  Occupancy, furniture & equipment, net            329       356     1,078     1,105
  Data processing related                          185       161       511       474
  Taxes, other than income                         110        19       334       226
  Professional fees                                 62       102       279       350
  Other                                            562       629     1,791     1,719
                                               -------   -------   -------   -------
    Total other expenses                         2,730     2,627     8,337     7,955

INCOME BEFORE INCOME TAXES                       2,221     2,125     6,271     5,758
INCOME TAX EXPENSE                                 699       643     1,940     1,703
                                               -------   -------   -------   -------
NET INCOME                                     $ 1,522   $ 1,482   $ 4,331   $ 4,055
                                               =======   =======   =======   =======

BASIC EARNINGS PER SHARE                       $  0.54   $  0.53*  $  1.55   $  1.45*
                                               =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                     $  0.53   $  0.52*  $  1.52   $  1.42*
                                               =======   =======   =======   =======

See accompanying notes to the consolidated financial statements

*References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on May 26, 2006.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per share (data)

                                                                                                              Accumulated
                                              Number of                                             Unearned  Other
                                              shares      Common             Retained   Treasury    ESOP      Comprehensive
                                              issued      Stock     Surplus  Earnings   Stock       Shares    Income (Loss)  Total
                                              ------      -----     -------  --------   -----       ------    -------------  -----

Balance December 31, 2004                     2,705,715    $270     $5,336    $40,222    ($149)     ($327)       $333       $45,685
Comprehensive Income:
  Net Income                                                                    4,055                                         4,055
Change in unrealized gains (losses) on
  securities available for sale, net of
  reclassification adjustment and tax effects                                                                    (874)         (874)
                                                                                                                            -------
Total comprehensive income                                                                                                    3,181
                                                                                                                            -------


Cash dividends declared, $.51 per share                                        (1,437)                                       (1,437)
Stock options exercised                                                (78)                229                                  151
Tax benefit of stock options exercised                                  18                                                       18
Release of treasury stock for ESOP                                                          22                                   22
Acquisition of treasury stock                                                             (570)                                (570)
Release of earned ESOP shares                                          269                            128                       397
                                              ---------    ----     ------    -------    -----      -----       -----       -------

Balance, September 30, 2005                   2,705,715    $270     $5,545    $42,840    ($468)     ($199)      ($541)      $47,447
                                              =========    ====     ======    =======    =====      =====       =====       =======

                                                                                                              Accumulated
                                              Number of                                             Unearned  Other
                                              shares      Common             Retained   Treasury    ESOP      Comprehensive
                                              issued      Stock     Surplus  Earnings   Stock       Shares    Income (Loss)  Total
                                              ------      -----     -------  --------   -----       ------    -------------  -----
Balance December 31, 2005                     2,705,715    $270     $5,648    $43,722    ($633)     ($127)      ($772)      $48,108
Comprehensive Income:
  Net Income                                                                    4,331                                         4,331
Change in unrealized gains (losses) on
  securities available for sale, net of
  reclassification adjustment and tax effects                                                                     483           483
                                                                                                                            -------
Total comprehensive income                                                                                                    4,814
                                                                                                                            -------

Cash dividends declared, $.62 per share                                        (1,727)                                       (1,727)
5% Stock dividend at $30.59 per share           135,157      14      4,121     (4,139)                                           (4)
Acquisition of treasury stock                                                             (671)                                (671)
Stock option                                                           (26)                 58                                   32
Tax benefit of stock options exercised                                   1                                                        1
Compensation expense related to stock options                           85                                                       85
Release of earned ESOP shares                                          294                            127                       421
                                              ---------    ----     ------    -------    -----      -----       -----       -------

Balance, September 30, 2006                   2,840,872    $284    $10,123    $42,187  ($1,246)     $   -       ($289)      $51,059
                                              =========    ====     ======    =======    =====      =====       =====       =======


See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                        2006        2005
                                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  4,331    $  4,055
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                170         280
  Depreciation                                                                             372         387
  Amortization of intangible assets                                                         39          39
  Deferred income taxes                                                                    145        (430)
  Net amortization of securities premiums and discounts                                    243         327
  Net realized gain on sales of securities                                                 (66)        (83)
  Earnings on life insurance policy                                                       (197)       (190)
  Net gain on sale of mortgage loans                                                      (110)        (63)
  Gain on sale of bank premises and equipment and foreclosed real estate                    (5)         (5)
  Mortgage loans originated for sale                                                      (572)     (6,508)
  Proceeds from sale of mortgage loans and servicing rights                                682       6,571
  Tax benefit of stock options exercised                                                     1          18
  Release of ESOP shares                                                                   421         419
  Compensation expense related to stock options                                             85           -
  (Increase) decrease in accrued interest receivable and other assets                      613        (241)
  Increase in accrued interest payable and other liabilities                               676         919
                                                                                      --------    --------
    Net cash provided by operating activities                                            6,828       5,495
                                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
  Proceeds from sales                                                                       96       5,097
  Proceeds from maturities and principal reductions on mortgage-backed securities       20,616       9,386
  Purchases                                                                            (16,750)    (12,342)
Securities held to maturity- proceeds                                                      505       2,920
(Increase) decrease in investment in FHLB stock                                            (14)        514
Net increase in loans                                                                  (22,910)    (27,668)
Purchase of bank premises and equipment                                                   (468)       (359)
Proceeds from sale of bank premises and equipment and foreclosed real estate                29          12
                                                                                      --------    --------
    Net cash used in investing activities                                              (18,896)    (22,440)
                                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                                                24,003      21,786
Net decrease in short-term borrowings                                                   (3,294)    (11,467)
Repayments of long-term debt                                                            (5,000)     (5,000)
Proceeds from other borrowings                                                               -       5,000
Stock options exercised                                                                     32         151
Acquisition of treasury stock                                                             (671)       (570)
Cash dividends paid                                                                     (1,704)     (1,439)
                                                                                      --------    --------
    Net cash provided by financing activities                                           13,366       8,461
                                                                                      --------    --------
    Increase (decrease) in cash and cash equivalents                                     1,298      (8,484)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           9,816      20,666
                                                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 11,114    $ 12,182
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

2.       Estimates
         ---------
         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future interim period.

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

         The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)

                                                     Three Months Ended            Nine Months Ended
                                                     ------------------           ------------------
                                                        September 30,                September 30,
                                                      -----------------           ------------------
                                                       2006        2005            2006         2005
                                                      -----       -----           -----        -----
Basic EPS weighted average shares outstanding         2,794       2,801*          2,794        2,801*
Dilutive effect of stock options                         59          56*             58           60*
                                                      -----       -----           -----        -----
Diluted EPS weighted average shares outstanding       2,853       2,857           2,852        2,861
                                                      =====       =====           =====        =====

* References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on May 26, 2006.

4.       Stock-Based Compensation
         ------------------------

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires the fair value of share-based payment transactions to be recognized as compensation costs in the financial statements over the period than an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company did not issue any stock options in 2005 (1) As outstandng options as of December 31, 2005 was fully vested. The Company's shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006. As a result, the Company awarded 25,200 options, all of which have a twelve month vesting period. Included in the results for the three and nine months ended September 30, 2006 were $51,000 and $85,000 respectively in compensation costs relating to the adoption of Statement No. 123(R). Net income for the three and nine months ended September 30, 2006 was reduced by approximately $34,000 and $56,000 respectively. As of September 30, 2006, there was approximately $119,000 of total unrecognized compensation cost related to nonvested options under the plan.

         The following table illustrates the effect on net income and earnings per share, for the three and nine months ended September 30, 2005, if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to stock-based compensation:

                                                                      Three Months Ended        Nine Months Ended
                                                                      September 30, 2005        September 30, 2005
                                                                      ------------------        ------------------

(in thousands, except for per share data)

Net income as reported                                                       $1,482                    $4,055

Total stock-based employee  compensation cost, net of
tax, which would have been included in the determination
of net income if the fair value based method had been applied
to all awards                                                                   (49)                     (147)
                                                                             ------                    ------

Pro forma net income                                                         $1,433                    $3,908
                                                                             ======                    ======

Earnings per share (basic)
  As Reported                                                                $  .53*                   $ 1.45*
  Pro forma                                                                     .51*                     1.40*

Diluted earnings per share (assuming dilution)
  As Reported                                                                   .52*                     1.42*
  Pro forma                                                                     .50*                     1.37*


* References to share amounts and per-share amounts reflect the 5% stock dividend distributed to shareholders on May 26, 2006.

                                                                 Weighted-  Weighted-
                                                                 Average    Average
                                                                 Exercise   Remaining
                                                     Options     Price      Term (in years)
                                                     -------     -----      ---------------


Outstanding at the beginning of the year             140,296      $18.45
Granted.................................              25,200       30.38
Exercised...............................              (1,988)      17.05
Forfeited................................                  -           -
Outstanding as of September 30, 2006                 163,508       20.72         5.6
Exercisable as of September 30, 2006                 138,308       18.96         4.9



         The fair value of options granted for the period ended September 30, were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                              2006
                                                              ----
Dividend yield......................................           2.71%
Expected life.......................................          7 years
Expected volatility.................................           25.4%
Risk-free interest rate.............................           4.99%
Weighted average fair value of options granted.....           $8.12

There were no new options granted for the nine months ended September 30, 2005.

5.       Cash Flow Information
         ---------------------
         For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

         Cash payments for interest for the nine months ended September 30, 2006 and 2005 were $6,340,000 and $4,395,000 respectively. Cash payments for income taxes in 2006 were $1,873,000 compared to $1,746,000 in 2005. Non-cash investing activities for 2006 and 2005 included foreclosed mortgage loans and repossession of other assets of $111,000 and $76,000, respectively.

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

(in thousands)                              Three Months         Nine Months
                                            ------------         -----------
                                         Ended September 30,  Ended September 30,
                                         -------------------  -------------------
                                          2006       2005       2006       2005
                                        -------    -------    -------    -------
Unrealized holding gains/(losses)
  on available for sale securities      $ 1,285    $  (664)   $   799    $(1,248)

Reclassification adjustment for gains
  realized in net income                    (45)        (3)       (66)       (83)
                                        -------    -------    -------    -------

Net unrealized gains/(losses)             1,240       (667)       733     (1,331)
Income tax (benefit)                        423       (229)       250       (457)
                                        -------    -------    -------    -------

Other comprehensive income (loss)       $   817    $  (438)   $   483    $  (874)
                                        =======    =======    =======    =======

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

A summary of the Bank's financial instrument commitments is as follows:
  (in thousands)


                                                  Sept. 30         Dec. 31
                                                  --------         -------
                                                    2006            2005
                                                   -------         -------
Commitments to grant loans                         $15,993         $16,078
Unfunded commitments under lines of credit          34,507          29,969
Standby letters of credit                            7,290           6,791
                                                   -------         -------
                                                   $57,790         $52,838
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

         The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 and December 31,2005 for guarantees under standby letters of credit issued is not material.

8.  New Accounting Pronouncements
    -----------------------------

FAS 157

In  September  2006,  the  FASB  issued  FASB  Statement  No.  157,  Fair  Value
Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FAS 158

On September 29, 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

SAB 108

On September 13, 2006, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial condition.



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


Changes in Financial Condition
------------------------------

General
-------
         Total assets as of September 30, 2006 were $453.2 million compared to $433.6 million as of December 31, 2005, an increase of $19.6 million, or 4.5%.

Securities
----------
         The fair value of securities available for sale as of September 30, 2006 was $112.4 million compared to $115.8 million as of December 31, 2005. The Company purchased $16.8 million of securities to offset $20.6 million of maturities and principal reductions on mortgage-backed securities. The purchases were principally in short-term U.S. Government sponsored agencies and pass-through mortgage-backed securities. The additional proceeds not reinvested were used to fund loan growth.

         The  Company  has  securities  in  an  unrealized  loss  position.   In
Management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company's available-for-sale portfolio has an average repricing term of 1.8 years. Interest rates in the 2-3 year section of the treasury yield curve have increased over 100 basis points over the life of the securities impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities, as a result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable
----------------
         Loans receivable before allowance totaled $313.7 million compared to $290.9 million as of December 31, 2005. Commercial real estate loans increased $6.0 million with growth primarily in the third quarter, which offset the pay off of a short-term $6.7 million loan originated in the first quarter of 2005. Commercial term loans and lines of credit also increased $6.2 million. The $12.8 million growth in residential real estate loans has principally been in fixed -rate first lien residential mortgages and home equity loans. The Company does not originate any non-traditional mortgage products such as interest-only loans or option adjustable-rate mortgages, nor offer any terms over 30 years.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                       September 30, 2006       December 31, 2005
                                                           ----------------------   -----------------------
                                                               $            %            $             %
                                                           --------      -----       --------      ------
Real Estate-Residential                                     113,514       36.1        100,705        34.6
            Commercial                                      139,532       44.5        133,495        45.8
            Construction                                      5,762        1.8          5,944         2.0
Commercial, financial and agricultural                       32,910       10.5         26,755         9.2
Consumer loans to individuals                                22,340        7.1         24,353         8.4
                                                            -------      -----        -------      ------
  Total loans                                               314,058      100.0        291,252       100.0

  Deferred fees (net)                                          (380)                     (362)
                                                            -------                   -------
                                                            313,678                   290,890
  Allowance for loan losses                                  (3,828)                   (3,669)
                                                            -------                   -------
  Net loans receivable                                      309,850                   287,221
                                                            =======                   =======


Allowance for Loan Losses and Non-performing Assets
---------------------------------------------------


         Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                         Three Months              Nine Months
                                                      ------------------       ------------------
                                                      Ended September 30       Ended September 30
                                                      ------------------       ------------------
 (dollars in thousands)                                2006       2005         2006          2005
                                                      ------     ------       ------        ------
Balance, beginning                                    $3,794     $3,600       $3,669        $3,448
Provision for loan losses                                 45         90          170           280
Charge-offs                                              (34)       (66)         (84)         (143)
Recoveries                                                23         19           73            58
                                                      ------     ------       ------        ------
  Net charge-offs                                        (11)       (47)         (11)          (85)
                                                      ------     ------       ------        ------
Balance, ending                                       $3,828     $3,643       $3,828        $3,643
                                                      ======     ======       ======        ======

Allowance to total loans                                1.22%      1.29%        1.22%         1.29%
Net charge-offs to average loans
    (annualized)                                         .01%       .07%          .-%          .04%

           The allowance for loan losses totaled $3,828,000 as of September 30, 2006 and represented 1.22% of total loans compared to $3,669,000 and 1.26% as of December 31, 2005. Net charge-offs for the nine months ended September 30, 2006 totaled $11,000 declining from net charge-offs of $85,000 for the similar period in 2005. The decrease was principally due to the lower level of repossessed automobiles, as the Company has lowered its exposure to indirect automobile lending. As a result of the lower net charge-offs, the provision for loan losses was less for the nine months ended September 30, 2006, $170,000, compared to $280,000 for the similar period in 2005.

           The Company assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include:
concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan risk-rated classifications, large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2006 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

           As of September 30, 2006, non-performing loans totaled $395,000, which is .13% of total loans compared to $353,000, or .12% of total loans at December 31, 2005. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

                                                           September 30, 2006         December 31, 2005
                                                           ------------------         -----------------
(dollars in thousands)
  Loans accounted for on a non accrual basis:
   Commercial and all other                                        $  -                       $  -
   Real Estate                                                      332                        330
   Consumer                                                          10                         11
                                                                   ----                       ----
   Total                                                            342                        341

Accruing loans which are contractually
 past due 90 days or more                                            53                         12
                                                                   ----                       ----
Total non-performing loans                                          395                        353
Foreclosed real estate                                                -                          -
                                                                   ----                       ----
Total non-performing assets                                        $395                       $353
                                                                   ====                       ====

Allowance for loan losses
 coverage of non-performing loans                                   9.7x                      10.4x
Non-performing loans to total loans                                 .13%                       .12%
Non-performing assets to total assets                               .09%                       .08%

Deposits
--------
           Total   deposits  as  of  September  30,  2006  were  $364.6  million increasing from $340.6 million as of December 31, 2005. Non-interest bearing demand deposits increased $12.4 million or 24.4%. The increase in non-interest bearing demand deposits is due in part to new commercial accounts and the seasonality of certain corporate and municipal accounts. Savings have decreased $5.9 million as customers have moved funds to short-term time deposits which have higher yields. Time deposits less than $100,000 increased $17.0 million, principally due to promotional efforts in short-term certificates of deposit.

  The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)             September 30, 2006        December 31, 2005
                                   ------------------        -----------------
Non-interest bearing demand               $63,331                   $50,891
Interest bearing demand                    37,830                    40,738
Money Market                               56,703                    52,194
Savings                                    47,329                    53,311
Time deposits <$100,000                   111,637                    94,612
Time deposits >$100,000                    47,776                    48,857
                                         --------                  --------

     Total                               $364,606                  $340,603
                                         ========                  ========

Short-term Borrowings
---------------------
           Short-term borrowings as of September 30, 2006 were $15.1 million compared to $18.6 million as of December 31, 2005.

Short-term borrowings consist of the following:

(dollars in thousands)

                                                             September 30, 2006   December 31, 2005
                                                             ------------------   -----------------
Securities sold under agreements to repurchase                     $14,086             $12,464
Federal Funds purchased                                                 -                5,100
U.S. Treasury demand notes                                           1,000               1,000
                                                                   -------             -------
                                                                   $15,086             $18,564
                                                                   =======             =======


Other Borrowings
----------------

Other borrowings consist of notes from the Federal Home Loan Bank of Pittsburgh. Other borrowings consist of the following: (dollars in thousands)

                                                             September 30, 2006   December 31, 2005
                                                             ------------------   -----------------
Convertible note due December 2006 at 6.19%                          $5,000                   $5,000
Fixed rate note due April 2008 at 4.17%                               5,000                    5,000
Convertible note due April 2009 at 4.83%                              5,000                    5,000
Convertible note due April 2009 at 5.07%                                  -                    5,000
Convertible note due January 2011 at 5.24%                            3,000                    3,000
                                                                    -------                  -------

                                                                    $18,000                  $23,000
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

          A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                               September 30,       December 31,
                                                   2006                2005
                                                   ----                ----
                                                       (in thousands)
Commitments to grant loans                      $15,993               $16,078
Unfunded commitments under lines of credit       34,507                29,969
Standby letters of credit                         7,290                 6,791
                                                -------               -------
                                                $57,790               $52,838
                                                =======               =======


Stockholders' Equity and Capital Ratios
---------------------------------------
          At September 30, 2006, total stockholders' equity totaled $51.1 million, compared to $48.1 million as of December 31, 2005. The net change in stockholders' equity was primarily due to $4,331,000 in net income, that was partially offset by $1,727,000 of cash dividends declared. In addition, accumulated other comprehensive loss decreased $483,000 due to an increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive loss could materially fluctuate for each interim and year-end period.

          A comparison of the Company's regulatory capital ratios is as follows:

                                  September 30, 2006        December 31, 2005
                                  ------------------        -----------------
Tier 1 Capital
    (To average assets)                  11.31%                   11.05%
Tier 1 Capital
    (To risk-weighted assets)            15.32%                   15.29%
Total Capital
    (To risk-weighted assets)            16.62%                   16.63%

          The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania

Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of September 30, 2006 and December 31, 2005.

Liquidity
---------
           As of June 30, 2006, the Company had cash and cash equivalents of $11.1 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $112.4 million which could be used for liquidity needs. This totals $123.5 million and represents 27.3% of total assets compared to $125.6 million and 29% of total assets as of December 31, 2005. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of September 30, 2006 and December 31, 2005. Based upon these measures, the Company believes its liquidity is adequate.

           The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Central Bankers Bank (ACBB) and other correspondent banks, which are available to support liquidity needs. There were no outstandings on the lines of credit as of September 30, 2006 compared to $5.1 million as of December 31, 2005. The approximate borrowing capacity from the FHLB was $174 million, with $18 million outstanding as of September 30, 2006, compared to $23 million outstanding as of December 31, 2005.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                                Three Months Ended September 30,
                                                           -----------------------------------------------------------------------
                                                                         2006                                  2005
                                                           ---------------------------------       -------------------------------
                                                           Average                  Average        Average                 Average
                                                           Balance     Interest      Rate          Balance   Interest       Rate
                                                           -------     --------      ----          -------   --------       ----
                                                             (2)          (1)        (3)            (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                     $  2,801     $   35         5.00%       $  6,546   $   56          3.42%
   Interest bearing deposits with banks                         71          1         5.63             180        2          4.44
   Securities held-to-maturity (1)                             954         22         9.22           3,090      102         13.20
   Securities available for sale:
     Taxable                                               100,510        945         3.76          95,534      757          3.17
     Tax-exempt                                             16,520        221         5.35          18,559      255          5.50
                                                          --------     ------                     --------   ------
        Total securities available for sale (1)            117,030      1,166         3.99         114,093    1,012          3.55
     Loans receivable (4) (5)                              305,081      5,554         7.28         279,060    4,565          6.54
                                                          --------     ------                     --------   ------
        Total interest earning assets                      425,937      6,778         6.37         402,969    5,737          5.69

Non-interest earning assets:
   Cash and due from banks                                   9,219                                   8,990
   Allowance for loan losses                                (3,820)                                 (3,631)
   Other assets                                             16,967                                  16,279
                                                          --------                                --------
   Total non-interest earning assets                        22,366                                  21,638
                                                          --------                                --------
Total Assets                                              $448,303                                $424,607
                                                          ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market               $ 99,693        461         1.85%       $ 99,857      278          1.11%
   Savings                                                  49,330         58         0.47          56,699       67          0.47
   Time                                                    145,595      1,513         4.16         126,681      917          2.90
                                                          --------     ------                     --------   ------
      Total interest bearing deposits                      294,618      2,032         2.76         283,237    1,262          1.78
Short-term borrowings                                       20,646        235         4.55          11,639       83          2.85
Other borrowings                                            20,793        278         5.35          23,000      299          5.20
                                                          --------     ------                     --------   ------
   Total interest bearing liabilities                      336,057      2,545         3.03         317,876    1,644          2.07
Non-interest bearing liabilities:
   Demand deposits                                          58,392                                  56,543
   Other liabilities                                         3,792                                   2,883
                                                          --------                                --------
      Total non-interest bearing liabilities                62,184                                  59,426
   Stockholders' equity                                     50,062                                  47,305
                                                          --------                                --------
Total Liabilities and Stockholders' Equity                $448,303                                $424,607
                                                          ========                                ========

Net interest income (tax equivalent basis)                              4,233         3.34%                   4,093          3.63%
Tax-equivalent basis adjustment                                          (131)        ====                     (159)         ====
                                                                      -------                                ------
Net interest income                                                   $ 4,102                                $3,934
                                                                      =======                                ======
Net interest margin (tax equivalent basis)                                            3.98%                                  4.06%
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


                               Increase/(Decrease)
                               -------------------
                Three Months Ended September 30, 2006 Compared to
                -------------------------------------------------
                      Three Months Ended September 30, 2005
                      -------------------------------------
                                 Variance due to
                                 ---------------

                                                Volume     Rate        Net
                                                ------     ----        ---
                                                  (dollars in thousands)

Interest earning assets:
Federal funds sold                            $  (126)   $   105    $   (21)
Interest bearing deposits with banks               (4)         3         (1)
Securities held to maturity                       (56)       (24)       (80)
Securities available for sale:
  Taxable                                          41        147        188
  Tax-exempt securities                           (27)        (7)       (34)
                                              -------    -------    -------
    Total securities                               14        140        154
Loans receivable                                  447        542        989
                                              -------    -------    -------
Total interest earning assets                     275        766      1,041

Interest bearing liabilities:
   Interest-bearing demand and money market        (3)       186        183
   Savings                                         (9)         -         (9)
   Time                                           152        444        596
                                              -------    -------    -------
    Total interest bearing deposits               140        630        770
Short-term borrowings                              86         66        152
Other borrowings                                  (69)        48        (21)
                                              -------    -------    -------
    Total interest bearing liabilities            157        744        901
                                              -------    -------    -------
Net interest income (tax-equivalent basis)    $   118    $    22    $   140
                                              =======    =======    =======

Comparison of Operating Results for The Three Months Ended September 30, 2006 to
--------------------------------------------------------------------------------
September 30, 2005
------------------


General
-------
           For the three months ended September 30, 2006, net income totaled $1,522,000, an increase of $40,000, or 2.7% over the $1,482,000 earned in the similar period of 2005. Earnings per share for the current period were $.54 basic and $.53 on a diluted basis compared to $.53 basic and $.52 on a diluted basis for the three months ended September 30, 2005. The resulting annualized return on average assets and return on average equity for the three months ended September 30, 2006 were 1.35% and 12.06%, respectively, compared to 1.38% and 12.43% respectively, for the similar period in 2005.

The following table sets forth changes in net income:

(dollars in thousands)                                             Three Months Ended
                                                                   ------------------
                                                         September 30, 2006 to September 30, 2005
                                                         ----------------------------------------
Net income three months ended September 30, 2005                         $1,482
                                                                         ------
Net interest income                                                         168
Provision for loan losses                                                    45
Net realized gains on sales of securities                                    42
Gains on sale of mortgage loans and servicing rights                         (5)
All other income                                                            (51)
Salaries and employee benefits                                             (122)
All other expenses                                                           19
Income tax effect                                                           (56)
                                                                          ------

Net income three months ended September 30, 2006                         $1,522
                                                                         ======


Net Interest Income
-------------------

           Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2006 totaled $4,233,000, an increase of $140,000 or 3.4% over the similar period in 2005. The fte net interest spread and net interest margin were 3.34% and 3.98%, respectively, compared to 3.63% and 4.06%, respectively, for the three months ended September 30, 2005. The decrease in net interest margin was principally due to the increase in the cost of interest-bearing liabilities from 2.07% in the 2005 period to 3.03% in the current period.

           Interest income (fte) totaled $6,778,000 with an average yield of 6.37% on average earning assets for the three months ended September 30, 2006, increasing from $5,737,000 and 5.69% for the similar period in 2005. The increase was due in part to growth in the loan portfolio. Average loans increased $26.0 million and represented 71.6% of average earning assets increasing from 70.6% of average earning assets for the 2005 period. The higher level of loans improves the yield on earning assets as loans typically have higher yields than securities. The increase was also partly due to the rise in the prime interest rate which was 8.25% as of September 30, 2006 compared to 6.75% as of September 30, 2005. The increase in prime rate increased the yield on the Company's floating rate commercial loan portfolio and its home equity lines of credit.

           Interest expense for the three months ended September 30, 2006 totaled $2,545,000 at an average cost of 3.03% increasing from $1,644,000 and 2.07% for the similar period in 2005. The rising cost was principally the result of the increase in short-term interest rates. Since the 2005 period, the Company has increased rates paid on its money market accounts, short-term certificates of deposit (CDs) and cash management accounts, which are included in short-term borrowings. The cost of time deposits increased to 4.16% in the current period compared to 2.90% for the similar period in 2005. The Company expects the cost of time deposits to continue to increase in 2006 due to competitive pressures and the repricing of lower rate instruments to the current higher interest rates. Deposits have also shifted to higher costing instruments. Average savings deposits, which have an average cost of .47%, decreased $7.4 million, which has been offset by $18.9 million in higher costing time deposits.

Other Income
------------

           Other income totaled $894,000 for the three months ended September 30, 2006, compared to $908,000 for the similar period in 2005. The decrease was principally due to a lower level of service charges and fees. Other decreased $30,000 to $141,000 principally due to $20,000 lower level of commissions on annuities and mutual funds in the current period. This was offset by a higher level of net realized gains on the sales of securities, $45,000 for the 2006 period compared to $3,000 in such gains for the similar period in 2005. The Company took gains on equity holdings in other financial institutions which appeared to be fairly valued.

Other Expenses
--------------

           Other expenses for the three months ended September 30, 2006 totaled $2,730,000, an increase of $103,000 or 3.9%, over the $2,627,000 for the similar period in 2005. Salaries and employee benefit expenses increased $122,000 principally due to increased costs related to health care insurance and $51,000 expense recognition of stock options in 2006. In the 2005 period, the Bank made a $100,000 charitable contribution (included in Other). The Contribution qualified for the PA Educational Improvement Tax Credit. As a result, a $90,000 tax credit was recorded against PA Shares Tax Liability (included in Taxes, other than Income). The Company expects to make a similar contribution in the 4th quarter of 2006.

             The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points of deposits for well-capitalized banks with the highest examination ratings to 43 basis points for undercapitalized institutions.. The Bank will be able to offset the premium with an estimated assessment credit of $320,000 for premiums paid prior to 1996.

Income Tax Expense
------------------

           Income tax expense totaled $699,000 for the three months ended September 30, 2006, for an effective tax rate of 31.5% compared to $643,000 and an effective tax rate of 30.2% for the similar period in 2005. The increase in the marginal rate was due in part to a lower level of tax exempt income as a result of maturities of tax-exempt municipal bonds.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                             Nine Months Ended September 30,
                                                        -----------------------------------     --------------------------------
                                                                      2006                           2005
                                                        -----------------------------------     --------------------------------
                                                        Average                     Average     Average                  Average
                                                        Balance     Interest         Rate       Balance    Interest        Rate
                                                        -------     --------         ----       -------    --------        ----
                                                          (2)          (1)            (3)         (2)          (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                  $  3,100      $   118          5.08%    $  3,053       $    72      3.14%
   Interest bearing deposits with banks                     106            3          3.77          126             3      3.17
   Securities held-to-maturity (1)                          989           68          9.17        4,174           353     11.28
   Securities available for sale:
     Taxable                                             99,573        2,704          3.62       98,498         2,315      3.13
     Tax-exempt                                          17,526          715          5.44       18,601           767      5.50
                                                       --------      -------                   --------       -------
        Total securities available for sale (1)         117,099        3,419          3.89      117,099         3,082      3.51
   Loans receivable (4) (5)                             297,175       15,780          7.08      269,761        12,841      6.35
                                                       --------      -------                   --------       -------
        Total interest earning assets                   418,469       19,388          6.18      394,213        16,351      5.53
Non-interest earning assets:
   Cash and due from banks                                8,713                                   8,397
   Allowance for loan losses                             (3,769)                                 (3,569)
   Other assets                                          16,931                                  15,807
                                                       --------                                --------
   Total non-interest earning assets                     21,875                                  20,635
                                                       --------                                --------
Total Assets                                           $440,344                                $414,848
                                                       ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market            $ 99,308        1,270          1.71%    $ 92,965           654      0.94%
   Savings                                               51,198          178          0.46       58,313           205      0.47
   Time                                                 138,965        3,912          3.75      124,992         2,492      2.66
                                                       --------      -------                   --------       -------
      Total interest bearing deposits                   289,471        5,360          2.47      276,270         3,351      1.62
Short-term borrowings                                    18,557          585          4.20       15,415           294      2.54
Other borrowings                                         25,465          991          5.19       23,000           919      5.33
                                                       --------      -------                   --------       -------
   Total interest bearing liabilities                   333,493        6,936          2.77      314,685         4,564      1.93
Non-interest bearing liabilities:
   Demand deposits                                       54,402                                  51,315
   Other liabilities                                      3,208                                   2,244
                                                       --------                                --------
      Total non-interest bearing liabilities             57,610                                  53,559
   Stockholders' equity                                  49,241                                  46,604
                                                       --------                                --------
Total Liabilities and Stockholders' Equity             $440,344                                $414,848
                                                       ========                                ========

Net interest income (tax equivalent basis)                            12,452          3.40%                    11,787      3.60%
Tax-equivalent basis adjustment                                         (395)         ====                       (487)     ====
                                                                     -------                                  -------
Net interest income                                                  $12,057                                  $11,300
                                                                     =======                                  =======
Net interest margin (tax equivalent basis)                                            3.97%                                3.99%
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

                               Increase/(Decrease)
                               -------------------
                Nine Months Ended September 30, 2006 Compared to
                ------------------------------------------------
                      Nine Months Ended September 30, 2005
                      ------------------------------------
                                 Variance due to
                                 ---------------

                                               Volume     Rate        Net
                                               ------     ----        ---
                                                  (dollars in thousands)

Interest earning assets:
Federal funds sold                           $     1    $    45    $    46
Interest bearing deposits with banks              (1)         1          -
Securities held to maturity                     (229)       (56)      (285)
Securities available for sale:
  Taxable                                         26        363        389
  Tax-exempt securities                          (44)        (8)       (52)
                                             -------    -------    -------
    Total securities                             (18)       355        337
Loans receivable                               1,375      1,564      2,939
                                             -------    -------    -------
    Total interest earning assets              1,128      1,909      3,037

Interest bearing liabilities:
Interest-bearing demand and money market          47        569        616
Savings                                          (25)        (2)       (27)
Time                                             303      1,117      1,420
                                             -------    -------    -------
    Total interest bearing deposits              325      1,684      2,009
Short-term borrowings                             69        222        291
Other borrowings                                 109        (37)        72
                                             -------    -------    -------

    Total interest bearing liabilities           503      1,869      2,372
                                             -------    -------    -------
Net interest income (tax-equivalent basis)   $   625    $    40    $   665
                                             =======    =======    =======



Comparison  of Operating  Results for Nine Months Ended  September  30, 2006 and
--------------------------------------------------------------------------------
September 30, 2005
------------------

General
-------
           Net income for the nine  months  ended  September  30,  2006  totaled
$4,331,000,  increasing  $276,000,  or 6.8%  over the  $4,055,000  earned in the similar period in 2005. Basic and diluted earnings per share were $1.55 and $1.52, respectively, in the 2006 period compared to $1.45 and $1.42, respectively, for the similar period in 2005. The resulting annualized return on average assets for the nine months ended September 30, 2006 was 1.31%, with an annualized return on average equity of 11.76% compared to 1.31% and 11.63% respectively, for the similar period in 2005.

The following table sets forth changes in net income:


(dollars in thousands)
Net income nine months ended September 30, 2005                  $ 4,055
                                                                 -------

Net interest income                                                  757
Provision for loan losses                                            110
Net realized gains on sales of securities                            (17)
Gains on sales of mortgage loans and servicing rights                 47
All other income                                                      (2)
Salaries and employee benefits                                      (263)
All other expenses                                                  (119)
Income tax effect                                                   (237)
                                                                 -------

Net income nine months ended  September 30, 2006                 $ 4,331
                                                                 =======



Net Interest Income
-------------------
           Net interest income on an fte basis for the nine months ended September 30, 2006 totaled $12,452,000, an increase of $665,000 or 5.6% over $11,787,000 for the similar period in 2005. The fte net interest spread and net interest margin were 3.40% and 3.97%, respectively, compared to 3.60% and 3.99%, respectively, in 2005.

           Interest income (fte) totaled $19,388,000 with an average yield on average earning assets of 6.18% for the nine months ended September 30, 2006 increasing from $16,351,000 and 5.53% for the similar period in 2005. The increase in income and yield was principally due to $27.4 million growth in average loans. For the 2006 period, average loans totaled $297.2 million and represented 71.0% of average earning assets increasing from $269.8 million and 68.4% for the similar period 2005. The higher level of loans improves the yield on earning assets as loans typically have a higher yields than securities. The average yield on loans also increased to 7.08% for the 2006 period from 6.35% for the similar period in 2005. The increase was principally due to the rise in the prime rate of interest which was 8.25% as of September 30, 2006 compared to 6.75% as of September 30, 2005. The increase in prime rate increases the yield on the Company's floating rate commercial loan portfolio and on home equity lines of credit. The yields on the securities available for sale portfolio increased to 3.89% in the 2006 period from 3.51% in the similar period in 2005. The improvement in yield was due to the reinvestment of the proceeds from maturities into higher yielding instruments.

           Interest expense for the nine months ended September 30, 2006 totaled $6,936,000 at an average cost of interest bearing liabilities of 2.77% compared to $4,564,000 and 1.93% for the similar period in 2005. The increase is principally due to rising short-term interest rates which have caused an increase in rates paid on money market accounts, time deposits and short-term borrowings. The cost of time deposits averaged 3.75% for the 2006 period compared to 2.66% for the similar period in 2005. The Company expects the cost of time deposits to continue to increase in 2006 due to competitive pressure and the repricing of lower rate instruments to the current higher interest rates. Deposits have also shifted to higher costing instruments as savings accounts have decreased and short-term CDs have increased.

Other Income
------------
           Other income totaled $2,721,000 for the nine months ended September 30, 2006 compared to $2,693,000 for the similar period in 2005. Gains on sales of mortgage loans and servicing rights totaled $110,000 in the 2006 period compared to $63,000 in such gains in 2005 period. The gain in 2006 was primarily due to the sale of $13.7 million of mortgage servicing rights to a third party, on loans previously sold in the secondary market to FNMA. Net realized gain on the sales of securities was $66,000 decreasing from such gains of $83,000 for the 2005 period.

Other Expense
-------------
           Other expense totaled $8,337,000 for the nine months ended September 30, 2006, an increase of $382,000, or 4.8%, over $7,955,000 for the similar period in 2005. Salaries and employee benefit costs increased $263,000 due to escalating health insurance, up $95,000, and expense recognition related to stock options of $85,000. The 2006 period included a $50,000 robbery loss and a $40,000 potential loss related to a possible fraudulent check.

Income Tax Expense
------------------
           Income tax expense totaled $1,940,000 for an effective tax rate of 30.9% for the nine months ended September 30, 2006 compared to $1,703,000 and an effective tax rate of 29.6% for the similar period in 2005. The increase in taxes was principally due to $513,000, or 8.9%, increase in pre-tax income and a lower level of tax exempt income. The decrease in tax-exempt income was principally due to maturities of tax-exempt municipal bonds.

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

           Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2006, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

           Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

           As of September 30, 2006, the Bank had a positive 90 day interest sensitivity gap of $42.0 million or 9.3% of total assets, increasing from $24.4 million, 5.6% of total assets as of December 31, 2005. The change was principally due to a decrease of $9.7 million of other borrowings repricable within three months and $6.6 million less in time deposits maturing within three months. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2006
------------------
Rate Sensitivity Table
----------------------
(dollars in thousands)
                                                         3 Months       3-12 Months     1 to 3 Years     3 Years       Total
                                                         --------       -----------     ------------     -------       -----
Federal funds sold and interest bearing deposits         $  1,666         $       -         $      -    $      -     $  1,666
Securities                                                 21,207            36,416           35,755      19,978      113,356
Loan Receivable                                            94,697            45,275           78,467      95,239      313,678
                                                         --------         ---------         --------    --------     --------
  Total RSA                                               117,570            81,691          114,222     115,217      428,700

Non-maturity interest-bearing deposits                     22,731            24,196           64,481      30,454      141,862
Time deposits                                              35,576            85,185           31,149       7,503      159,413
Other                                                      17,231             4,653           11,202           -       33,086
                                                         --------         ---------         --------    --------     --------
  Total RSL                                                75,538           114,034          106,832      37,957      334,361

Interest Sensitivity Gap                                 $ 42,032         $ (32,343)        $  7,390    $ 77,260     $ 94,339
Cumulative gap                                             42,032             9,689           17,079      94,339
RSA/RSL-Cumulative                                          155.6%            105.1%           105.8%      128.2%

December 31, 2005
Interest Sensitivity Gap                                 $ 24,402         $  (5,676)        $  1,642    $ 56,582     $ 76,950
Cumulative gap                                             24,402            18,726           20,368      76,950
RSA/RSL-cumulative                                          126.6%            110.7%           107.1%      123.2%


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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                               Issuer Purchases of
                               -------------------
                                Equity Securities
                                -----------------
                                                                                                               Maximum number
                                                                                                               --------------
                                             Total number    Average price        Total number of         of shares (or approximate
                                             ------------    -------------        ---------------         -------------------------
                                              of shares         paid per          shares purchased       dollar value) that may yet
                                              ---------         --------          ----------------       --------------------------
                                              purchased          share          as part of publicly             be purchased
                                              ---------          -----          -------------------             ------------
                                                                                  announced plans              under the plans
                                                                                  ---------------              ---------------
                                                                                    or programs                  or programs
                                                                                    -----------                  -----------
July 1        -    July 31, 2006                      -               -                      -                            -
August 1      -    August 31, 2006                3,500          $31.60                  3,500                       99,863
September 1   -    September 30, 2006                 -               -                      -                            -
                                                  -----          ------                  -----                       ------
                                                  3,500          $31.60                  3,500                       99,863
                                                  =====          ======                  =====                       ======


(1) On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 134,000 shares) in the open market.


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

***** Incorporated herein by reference to the Registrant's Form 8-K filed with the Commission on April 25, 2006.

Signatures
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORWOOD FINANCIAL CORP.

Date:    November 13, 2006            By:  /s/William W. Davis, Jr.
                                           -------------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    November 13, 2006            By:  /s/Lewis J. Critelli
                                           -------------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)