Form 10-K
period 2006-12-31
NORWOOD FINANCIAL CORP
filed 2007-03-22
CIK 1013272

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2006
                               -----------------

                                       or

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________.


Commission File No. 0-28364
                             Norwood Financial Corp.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in Its Charter)

Pennsylvania                                                   23-2828306
---------------------------------------------               ------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
  or Organization)                                          Identification No.)

717 Main Street, Honesdale, Pennsylvania                          18431
----------------------------------------                   ------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:              (570) 253-1455
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class              Name of Each Exchange on which Registered
---------------------------         ------------------------------------------
Common Stock $.10 par value              The Nasdaq Stock Market LLC


Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

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

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     As of March 14,  2007,  there  were  2,792,151  shares  outstanding  of the
registrant's Common Stock.                ---------

     The Registrant's voting stock trades on the NASDAQ Global Market under the symbol "NWFL." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on June 30, 2006, $31.46 per share, was $70,727,743 based on 2,248,180 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2006. (Parts I, II, and IV)

2.   Portions  of  the  Proxy   Statement   for  the  2007  Annual   Meeting  of
     Stockholders. (Part III)

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-K

                                Table of Contents

Part I                                                                                                          Page

Item 1.        Business                                                                                         1
Item 1A        Risk Factors                                                                                     18
Item 1B.       Unresolved Staff Comments                                                                        24
Item 2         Properties                                                                                       24
Item 3         Legal Proceedings                                                                                24
Item 4.        Submission of Matters to a Vote of Security Holders                                              24

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities                                                                             25
Item 6.        Selected Financial Data                                                                          25
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations            25
Item 7A.       Quantitative and Qualitative Disclosure about Market Risk                                        26
Item 8.        Financial Statements and Supplementary Data                                                      26
Item 9         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             26
Item 9A.       Controls and Procedures                                                                          26
Item 9B.       Other Information                                                                                26

Part III

Item 10.       Directors, Executive Officers and Corporate Governance                                           27
Item 11.       Executive Compensation                                                                           27
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters   27
Item 13.       Certain Relationships and Related Transactions and Director Independence                         27
Item 14.       Principal Accounting Fees and Services                                                           28

Part IV

Item 15.       Exhibits, Financial Statement Schedules                                                          29
               Signatures                                                                                       31

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

ITEM 1.  BUSINESS
-----------------

GENERAL

     Norwood Financial Corp. (the "Company"), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2006, the Company had total assets of $454.4 million, deposits of $358.1 million, and stockholders' equity of $52.2 million. The Company's ratio of average equity to average assets was 11.23%, 11.19% and 11.15% for fiscal years, 2006, 2005 and 2004, respectively

     Wayne Bank is a Pennsylvania chartered commercial bank headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank. Wayne County Savings Bank changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank's deposits are currently insured to applicable limits by the Deposit Insurance Fund ("DIF") as administered by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Pennsylvania Department of Banking ("PDB") and the FDIC.

     The Bank is an independent community bank with six offices in Wayne County, three offices in Pike County and three offices in Monroe County. The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates twelve automated teller machines, one in each of its branch locations. The Company's main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Bank maintains a website at www.waynebank.com.

COMPETITION

     The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2006 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 20.5%, second in Pike County with 18.5%, and 12th in Monroe County with 1.3%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

PERSONNEL

     As of December 31, 2006, the Bank had 117 full-time and 5 part-time employees. None of the Bank's employees are represented by a collective bargaining group.

LENDING ACTIVITIES

     The Bank's loan products include loans for personal and business use. This includes mortgage lending to finance principal residences as well as second home dwellings. The products include adjustable rate mortgages with terms up to 30 years which are retained and serviced through the Bank, fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank's portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.

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

     Adjustable-rate loans decrease the risks associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for payment default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate may also be limited by the maximum periodic interest rate adjustment permitted in certain adjustable-rate mortgage loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. These risks have not had an adverse effect on the Bank.

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

LOAN SOLICITATION AND PROCESSING

     The Bank has established various lending limits for its officers and also maintains an Officer Loan Committee to approve higher loan amounts. The loan committee is comprised of the President and Chief Executive Officer, Senior Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to set limits based on the type of loan and the collateral. Requests in excess of these limits must be submitted to the Directors' Loan Committee or Board of Directors for approval. Additionally, the President and Chief Executive Officer, and the Senior Lending Officer and other officers have the authority to approve secured and unsecured loans up to amounts approved by the Board of Directors and maintained in the Bank's Loan Policy. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

     Hazard insurance coverage is required on all properties securing loans made by the Bank. Flood insurance is also required, when applicable.

     Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral and title insurance, and these applicable insurances must be maintained during the full term of the loan.

     TYPES OF LOANS. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.


                                                                        As of December 31,
                                         --------------------------------------------------------------------------------------
                                                2006               2005              2004             2003             2002
                                         ---------------    ---------------   ---------------   --------------  ---------------
                                            $         %         $        %       $         %       $        %      $         %
                                         -------     ---    -------     ---   -------     ---   -------    ---  -------     ---
                                                                      (dollars in thousands)
Type of Loans:
Commercial, Financial and Agricultural..$ 34,019   10.8   $ 26,755      9.2  $ 20,263    7.9  $ 17,022    7.3  $ 15,074     6.9
Real Estate-Construction................   7,714    2.4      5,944      2.0     4,890    1.9     5,904    2.5     4,109     1.9
Real Estate-Mortgage
                 Residential............ 113,783   36.0    100,705     34.6    90,606   35.5    77,459   33.1    69,040    31.6
                 Commercial............. 138,881   44.0    133,495     45.8   111,164   43.6    96,276   41.1    79,623    36.5
Lease financing, net of unearned income.       -      -        -          -         -      -       316     .1     1,592      .7
Consumer Loans to Individuals...........  21,520    6.8     24,353      8.4    28,193   11.1    37,219   15.9    48,951    22.4
                                         -------  -----   --------    -----  --------  -----  --------  -----  --------   -----
                                         315,917  100.0    291,252    100.0   255,116  100.0   234,196  100.0   218,389   100.0
                                                  =====               =====            =====            =====             =====
Unearned income and deferred fees.......    (350)             (362)              (359)            (463)            (419)
Allowance for loan losses...............  (3,828)           (3,669)            (3,448)          (3,267)          (3,146)
                                        --------          --------           --------         --------         --------
                                        $311,739          $287,221           $251,309         $230,466         $214,824
                                        ========          ========           ========         ========         ========

     MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2006. Scheduled repayments are reported in the maturity category in which payment is due.

                                   Less than        One to           Over
                                   One Year       Five Years      Five Years     Total
                                   --------       ----------      ----------     -----
                                                      (in thousands)
Commercial, Financial
  and Agricultural               $12,329            $10,551         $11,139      $34,019
Real Estate - Construction         7,714                 --              --        7,714
                                 -------            --------        -------      -------

      Total                      $20,043            $10,551         $11,139      $41,733
                                 =======            =======         =======      =======

Loans with fixed-rates           $ 4,260            $ 6,177         $ 5,869      $16,306
Loans with floating rates         15,783              4,374           5,270       25,427
                                 -------            -------         -------      -------

      Total                      $20,043            $10,551         $11,139      $41,733
                                 =======            =======         =======      =======

     NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructurings at the dates indicated. For the year ended December 31, 2006, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $37,000 of which $8,000 was collected.

                                                                                As of December 31,
                                                            -------------------------------------------------------
                                                            2006         2005         2004         2003        2002
                                                            ----         ----         ----         ----        ----
                                                                             (dollars in thousands)

Non-accrual loans:
  Commercial and all other........................          $ --         $ --         $ --         $ --        $ --
  Real estate.....................................           392          330           32          125         213
  Consumer........................................            17           11            8           --           3
                                                            ----         ----         ----         ----        ----
Total.......................................                 409          341           40          125         216

Accruing loans which are contractually past-
due 90 days or more:
   Commercial and all other.......................            --           --           --           --          --
   Real estate....................................            --           --            5           --          --
   Consumer.......................................            --           12           22           18           5
                                                            ----         ----         ----         ----        ----
Total.............................................            --           12           27           18           5
                                                            ----         ----         ----         ----        ----

Total non-performing loans........................           409          353           67          143         221
Foreclosed real estate............................            --           --           --           --          21
                                                            ----         ----         ----         ----        ----
Total non-performing assets.......................          $409         $353         $ 67         $143        $242
                                                            ====         ====         ====         ====        ====
Total non-performing loans to total loans....                .13%         .12%         .03%         .06%        .10%
Total non-performing loans to total assets........           .09%         .08%         .02%         .04%        .06%
Total non-performing assets to total assets.......           .09%         .08%         .02%         .04%        .07%

     The recorded investment in impaired loans, not requiring an allowance for loan losses was $290,000 and $310,000 at December 31, 2006 and 2005, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2006 and 2005. The related allowance for loan losses associated with these loans was $-0- at December 31, 2006 and 2005. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in these impaired loans was $286,000, $316,000 and $-0- and the interest income recognized on these impaired loans was $1,000, $11,000 and $-0-, respectively.

     POTENTIAL PROBLEM LOANS. As of December 31, 2006, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

                                                                                    Year Ended December 31,
                                                                   --------------------------------------------------------
                                                                   2006         2005         2004         2003        2002
                                                                   ----         ----         ----         ----        ----
                                                                                        (dollars in thousands)

Total loans receivable net of unearned income ................   $ 315,567   $ 290,890    $ 254,757    $ 233,733   $ 217,970
Average loans receivable .....................................     301,533     274,053      245,783      225,680     213,814
                                                                 ---------   ---------    ---------    ---------   ---------

 Allowance balance at beginning of period ....................   $   3,669   $   3,448    $   3,267    $   3,146   $   3,216

Charge-offs:
  Commercial and all other ...................................          --          (4)         (19)        (121)        (34)
  Real Estate ................................................          --          (6)         (10)          --        (122)
  Consumer ...................................................        (150)       (200)        (342)        (478)       (608)
  Leases .....................................................          --          --          (11)         (36)        (30)
                                                                 ---------   ---------    ---------    ---------   ---------
Total ........................................................        (150)       (210)        (382)        (635)       (794)
                                                                 ---------   ---------    ---------    ---------   ---------

Recoveries:
  Commercial and all other ...................................          18          12           13            5          --
  Real Estate ................................................           2          18            8           24          13
  Consumer ...................................................          65          46           78           64          72
  Leases .....................................................           4           5            9            3           9
                                                                 ---------   ---------    ---------    ---------   ---------
Total ........................................................          89          81          108           96          94
                                                                 ---------   ---------    ---------    ---------   ---------

Net Charge-offs ..............................................         (61)       (129)        (274)        (539)       (700)

Provision Expense ............................................         220         350          455          660         630
                                                                 ---------   ---------    ---------    ---------   ---------
Allowance balance at end of period ...........................   $   3,828   $   3,669    $   3,448    $   3,267   $   3,146
                                                                 =========   =========    =========    =========   =========
Allowance for loan losses as a percent of total loans
outstanding ..................................................        1.21%       1.26%        1.35%        1.40%       1.44%

Net  loans charged  off  loans  percent  of  average
outstanding ..................................................         .02%        .05%         .11%         .24%        .33%

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

                                                                     As of December 31,
                                          -----------------------------------------------------------------------
                                                  2006                     2005                     2004
                                          --------------------      -------------------     --------------------
                                                                  (Dollars in thousands)
                                                        % of                     % of                     % of
                                                       Loans                    Loans                     Loans
                                                      to Total                 to Total                 to Total
                                          Amount       Loans        Amount      Loans       Amount        Loans
                                          ------       -----        ------      -----       ------        -----
Commercial, financial and agricultural   $  505         10.8%      $  427        9.2%       $  337         7.9%
Real estate - construction                   44          2.4           36        2.0            20         1.9
Real estate - mortgage                    2,667         80.0        2,713       80.4         2,480        79.1
Consumer  loans to individuals              388          6.8          442        8.4           483        11.1
Lease Financing                              --           --           --         --            --          --
General Risk Allocation                     224           --           51         --           128          --
                                         ------        -----       ------      -----        ------       -----
     Total                               $3,828        100.0%      $3,669      100.0%       $3,448       100.0%
                                         ======        =====       ======      =====        ======       =====


                                                     As of December 31,
                                          -----------------------------------------
                                                  2003                   2002
                                         -------------------     ------------------
                                                   (Dollars in thousands)
                                                      % of                    % of
                                                     Loans                   Loans
                                                    to Total                to Total
                                         Amount      Loans       Amount      Loans
                                         ------      -----       ------      -----
Commercial, financial and agricultural  $  291        7.3%       $  265      6.9%
Real estate - construction                  27        2.5            21      1.9
Real estate - mortgage                   2,222       74.2         1,926     68.1
Consumer  loans to individuals             634       15.9           788     22.4
Lease Financing                              9         .1            24       .7
General Risk Allocation                     84         --           122       --
                                        ------      -----        ------    -----
     Total                              $3,267      100.0%       $3,146    100.0%
                                        ======      =====        ======    =====

INVESTMENT ACTIVITIES
---------------------

     GENERAL. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies including mortgage-backed securities and obligations of states, counties and municipalities including school districts. To a lesser extent, the Company also has corporate debt obligations in the portfolio as well as a portfolio of equity instruments of other financial services companies. The Company considers its investment portfolio a source of earnings and liquidity.

     SECURITIES PORTFOLIO. Carrying values of securities at the dates indicated are as follows:

                                                                    As of December 31,
                                                               ---------------------------------
            (dollars in thousands)                              2006         2005         2004
                                                              --------     --------     --------
            Securities:
            (carrying value)
            U.S. Treasury Securities.....................     $     --     $  1,989     $  2,014
            U.S. Government Agencies.................           47,581       51,996       47,151
            State and political Subdivisions.............       17,419       21,175       24,256
            Corporate Obligations........................        8,439       10,450       15,308
            Mortgage-backed securities.................         38,652       29,954       32,060
            Equity Securities..............................      1,775        1,702        1,868
                                                              --------     --------     --------
              Total Securities ..........................     $113,866     $117,266     $122,657
                                                              ========     ========     ========
            Fair value of Securities....................      $113,883     $117,294     $122,811
                                                              ========     ========     ========

         MATURITY DISTRIBUTION OF SECURITIES. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio as of December 31, 2006. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as "one year or less."


Investment Portfolio Maturities                        After one through   After five through                       Total Investment
                                    One year or less     five years            ten years         After ten years      Securities
                                   -----------------  ------------------  ------------------  ------------------ -------------------
                                   Carrying  Average  Carrying   Average   Carrying  Average  Carrying   Average  Carrying  Average
(Dollars in thousands)             Value     Yield    Value      Yield     Value     Yield    Value      Yield    Value     Yield
                                   -----     -----    -----      -----     -----     -----    -----      -----    -----     -----
U.S. Government Agencies            $25,361  2.95%   $20,224    4.56%     $ 1,996     5.65%  $    --      --       $47,581    3.75%
State and political subdivisions        991  3.23%     6,452    3.84%       7,341     6.27%    2,635     6.22%      27,419    5.47%
Corporate Obligations                 5,483  2.84%     2,956    4.21%          --       --        --      --         8,439    3.32%
Mortgage-backed securities               --    --      9,380    3.93%       6,192     5.32%   23,080     4,87%      38,652    4.71%
Equity Securities                     1,775  3.14%        --      --           --       --        --      --         1,775    3.14%
                                    -------  ----    -------    ----      -------     ----   -------     ----     --------    ----

  Total Investment Securities       $33,610  2.95%   $39,012    4.26%     $15,529     5.81%  $25,715     5.01%    $113,866    4.30%
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

  The following table sets forth information regarding deposit categories of the Company.

                                        2006                        2005                             2004
                                        ----                        ----                             ----
(dollars in thousands)                 Average                     Average                          Average
                                 ---------------------      ------------------------          -----------------------
                                 Balance     Rate Paid      Balance        Rate Paid          Balance       Rate Paid
                                 -------     ---------      -------        ---------          -------       ---------
Non-interest bearing
  demand                        $ 54,798           --%     $ 52,109              --%         $ 47,399             --%
Interest-bearing demand           39,472          .10%       44,026             .10%           42,385            .10%
Money Market                      57,410         2.87%       49,721            1.86%           47,466           1.07%
Savings                           49,937          .46%       57,128             .47%           58,243            .47%
Time                             146,344         3.96%      128,704            2.82%          118,512           2.31%
                                --------                   --------                          --------
Total                           $347,961                   $331,688                          $314,005
                                ========                   ========                          ========

MATURITIES OF TIME DEPOSITS. The following table indicates the amount of the Bank's certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2006.


             (dollars in thousands)

             Maturity Period
             ---------------

             Within three months...........................      $28,040
             Over three through six months.................       15,770
             Over six through twelve months................        7,520
             Over twelve months............................        5,406
                                                                 -------
                                                                 $56,736
                                                                 =======

SHORT-TERM BORROWINGS

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury demand notes, that the Company had during the periods indicated.


(dollars in thousands)                                      Years ended December 31,
                                                        -----------------------------
                                                          2006       2005       2004
                                                         ------     ------     ------
Short term borrowings:
Average balance during the year .....................   $22,209    $15,059    $12,965
Maximum month-end balance during the year ...........    29,677     24,956     22,982
Average interest rate during the year ...............      4.39%      2.76%      1.17%
Total short-term borrowings at end of the year ......   $22,736    $18,564    $22,982
Weighted average interest rate at the end of the year      4.20%      3.76%      1.83%


TRUST ACTIVITIES

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2006, the Bank had $96.9 million of assets under management compared to $87.0 million as of December 31, 2005.

SUBSIDIARY ACTIVITIES

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $10.1 million in 2006, generating gross revenues for the Company of $131,000, compared to $150,000 in 2005 included in Other Income.

WCB Realty Corp., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2006 and 2005.

Norwood Settlement Services, LLC, a Pennsylvania Limited Liability Company, was established in 2004 to provide title and settlement service to bank customers and non-customers. The subsidiary is 70% owned by Wayne Bank and 30% owned by Title Strategies, LLC. Gross revenues, included in other income, for 2006 totaled $37,000 and $26,000 in 2005.

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

     FEDERAL DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund (BIF), which generally insured commercial bank and state savings bank deposits, and the Savings Insurance Fund ("SAIF"), which generally insured savings association deposits.

     Under the Federal Deposit Insurance Reform Act of 2005 (The "Reform Act"), which was signed into law on February 15, 2006 (i) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts were increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

     The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

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

     REGULATORY CAPITAL REQUIREMENTS. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2006, the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

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

     The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2006.

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

     LOANS TO ONE BORROWER. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2006, loans-to-one-borrower limitation was $8.2 million and the Bank was in compliance with such limitation.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2006, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2006, the Bank met its reserve requirements.

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

As of December 31, 2006, our allowance for loan losses was $3,828,000 which represented 1.21% of outstanding loans. At such date, we had 10 nonperforming loans totaling $409,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

MOST OF OUR LOANS ARE SECURED, IN WHOLE OR IN PART, WITH REAL ESTATE COLLATERAL WHICH IS SUBJECT TO DECLINES IN VALUE.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2006, approximately 82% of our loans, had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

THE LOSS OF SENIOR EXECUTIVE OFFICERS AND CERTAIN OTHER KEY PERSONNEL COULD HURT OUR BUSINESS.

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

OUR LEGAL LENDING LIMITS ARE RELATIVELY LOW AND RESTRICT OUR ABILITY TO COMPETE FOR LARGER CUSTOMERS.

At December 31, 2006, our lending limit per borrower was approximately $8.2 million, or approximately 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

                        RISKS RELATED TO OUR COMMON STOCK

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK, WHICH MAY ADVERSELY IMPACT YOUR ABILITY TO SELL YOUR SHARES AND THE PRICE YOU RECEIVE FOR YOUR SHARES.

Although our common stock is quoted on the Nasdaq Global Market, there has been limited trading activity in our stock and an active trading market is not expected to develop. This means that there may be limited liquidity for our common stock, which may make it difficult to buy or sell our common stock, may negatively affect the price of our common stock and may cause volatility in the price of our common stock.

THERE ARE RESTRICTIONS ON OUR ABILITY TO PAY CASH DIVIDENDS.

Although we have paid cash dividends on a quarterly basis since 1996, and the Bank has paid dividends for many previous years, there is no assurance that we will continue to pay cash dividends. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.

OUR COMMON STOCK IS NOT INSURED AND YOU COULD LOSE THE VALUE OF YOUR ENTIRE INVESTMENT.

An investment in shares of our common stock is not a deposit and is not insured against loss by the government.

OUR MANAGEMENT AND SIGNIFICANT SHAREHOLDERS CONTROL A SUBSTANTIAL PERCENTAGE OF OUR STOCK AND THEREFORE HAVE THE ABILITY TO EXERCISE SUBSTANTIAL CONTROL OVER OUR AFFAIRS.

As of December 31, 2006, our directors and executive officers beneficially owned approximately 374,733 shares, or approximately 12.8 % of our common stock, including options to purchase 125,187 shares, in the aggregate, of our common stock at exercise prices ranging from $10.36 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON OR PREFERRED STOCK, WHICH MAY DILUTE THE OWNERSHIP AND VOTING POWER OF OUR SHAREHOLDERS AND THE BOOK VALUE OF OUR COMMON STOCK.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,797,151 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 47,700 were issued as of December 31, 2006. As of December 31, 2006, options to purchase a total of 135,945 shares were exercisable and had exercise prices ranging from $10.36 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting beginning with the annual report on Form 10-K for our fiscal year ending December 31, 2007. In addition, in the future, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal control over financial reporting. This requirement is first applicable to our annual report on Form 10-K for fiscal 2008 and for all future annual reports. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.


ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

         None

ITEM  2.  PROPERTIES
--------------------


     The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and eleven additional branch offices. The Bank's total investment in office property and equipment is $13.3 million with a net book value of $6.0 million as of December 31, 2006. The Bank currently operates automated teller machines at all twelve of its facilities. The Bank leases four of its locations with minimum lease commitments of $4,011,000 through 2029. The four locations have various renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears under "Capital and Dividends" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2006 ("Annual Report") and is incorporated herein by reference.

                                                  Issuer  Purchases of Equity Securities
                                                  --------------------------------------
                                                                                                            Maximum number
                                                                                                            of shares (or
                                                                                                            approximate
                                                                                   Total number of          dollar value) that
                                                                                   shares purchased         may yet
                                              Total number   Average price         as part of  publicly     be purchased
                                              of shares      paid per              announced plans          under the plans
                                              purchased      share                 or programs*             or programs
                                              ----------     -----                 --------------------     -----------
October 1-October 31, 2006                      5,000        $31.10                   5,000                      94,863
November 1-November 30, 2006                       --            --                      --                          --
December 1-December 31, 2006                    2,000         31.25                   2,000                      92,863
                                                -----         -----                   -----                      ------
  Total                                         7,000        $31.14                   7,000                      92,863
                                                =====         =====                   =====                      ======


* On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 134,000 shares) in the open market.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The   above-captioned   information  appears  under  "Summary  of  Selected
Financial Data" in the Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The above-captioned information appears under "Management's Discussion and Analysis" in the Annual Report and is incorporated herein by reference from the Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

     The above-captioned information appears under "Management's Discussion and Analysis -- Market Risk" in the Annual Report and is incorporated herein by reference.

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

ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I-- Election of Directors" and "Corporate Governance" in the Proxy Statement for the 2007 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     The information contained under the section captioned "Director and Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

     (a)  Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders of Our Common Stock" of the Proxy Statement.

     (b)  Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Proposal I -- Election of Directors" of the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (d)  Equity Compensation Plan Information

                      EQUITY COMPENSATION PLAN INFORMATION

                                                    (a)                  (b)                        (c)

                                                                                            Number of securities
                                         Number of securities      Weighted average       remaining available for
                                           To be issued upon      exercise price of        future issuance under
                                              Exercise of            outstanding         equity compensation plans
                                         outstanding options,     options, warrants        (excluding securities
                                          warrants and rights         and rights          reflected in column (a)
                                          -------------------         ----------          -----------------------
Equity compensation plans
  approved by shareholders:

  Stock Option Plan.............                128,027                $18.71                              --
  2006 Stock Option Plan........                 47,700                 30.91                         202,300

Equity compensation plan
  not approved by shareholders:

  1999 Directors Stock
    Compensation Plan...........                  7,918                 17.10                              --
                                                -------                ------                         -------

   TOTAL.....................                   183,645                $21.81                         202,300
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

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE
------------

     The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Related Party Transactions" and "Corporate Governance".

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

     The information required by this item is incorporated herein by reference to the section on the Proxy Statement captioned "Proposal 2-Ratification of Appointment of Independent Auditors."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, AND SCHEDULES
-----------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

     1. The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, together with the related notes and the report of independent registered public accounting firm of Beard Miller Company LLP, independent registered public accounting firm.

     2.   Schedules omitted as they are not applicable.

     3.   Exhibits

3(i)    Articles of  Incorporation  of Norwood  Financial  Corp.*
3(ii)   Bylaws of Norwood  Financial  Corp.*
4.0     Specimen Stock  Certificate of Norwood  Financial Corp.*
10.1+   Amended  Employment  Agreement  with William W. Davis,  Jr.**
10.2+   Amended Employment Agreement with Lewis J. Critelli**
10.3+   Form of Change-in-Control Severance Agreement with seven key employees of the Bank***
10.4+   Consulting Agreement with Russell L. Ridd****
10.5+   Norwood Financial Corp. Stock Option Plan*****
10.6+   Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
10.7+   Salary Continuation Agreement between the Bank and Lewis J. Critelli***
10.8+   Salary Continuation Agreement between the Bank and Edward C. Kasper***
10.9+   1999 Directors Stock Compensation Plan***
10.10+  Salary Continuation Agreement between the Bank and Joseph A. Kneller******
10.11+  Salary Continuation Agreement between the Bank and John H. Sanders******
10.12+  2006 Stock Option Plan*******
10.13+  First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.********
10.14+  First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli ********
10.15+  First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper********
10.16+  First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller********
10.17+  First and Second Amendments to Salary Continuation Agreement with John H. Sanders********
13      Annual Report to Stockholders for the fiscal year ended December 31, 2006
21      Subsidiaries of Norwood Financial Corp. (see Item 1.  Business, General and Subsidiary Activity)
23      Consent of Independent Registered Public Accounting Firm
31.1    Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2    Rule 13a-14(a)/15d-14(a) Certification of CFO
32      Certification pursuant to 18 U.S. C. SS.1350, as adopted pursuant to SS.906 of Sarbanes Oxley Act of 2002

------------------------

+        Management contract or compensatory plan arrangement.

*        Incorporated herein by reference into this document from the Exhibits
         to  Form  10,   Registration   Statement  initially  filed  with  the
         Commission on April 29, 1996, Registration No.0-28364.

** Incorporated by reference into this document from the identically numbered exhibits to the registrant's Form 8-K filed with the Commission March 6, 2006.

*** Incorporated herein by reference into this document from the Exhibits to the Registrant's Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.

**** Incorporated by reference into this document from the Exhibit to the Registrant's Form 10-K filed with the Commission on March 31, 1997, File No. 0-28364.

***** Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

****** Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.

*******  Incorporated  by  reference  to this  document  from  Exhibit 4.1 to
         Registrant's   Registration   Statement   on  Form  S-8   (File  No.
         333-134831) filed with the Commission on June 8, 2006.

******** Incorporated   herein  by  reference  from  the  Exhibits  to  the
         Registrant's Current Report on Form 8-K filed April 4, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NORWOOD FINANCIAL CORP.

Dated:  March 22, 2007                       By:/s/ William W. Davis, Jr.
                                                --------------------------------
                                                William W. Davis, Jr.
                                                President, Chief Executive
                                                Officer and Director
                                                (Duly Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below on March 22, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

By:   /s/ William W. Davis, Jr.                              By: /s/ Lewis J. Critelli
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

                                                             By:
                                                                 --------------------------------------------
                                                                 John E. Marshall
                                                                 Director

By:   /s/ Daniel J. O'Neill                                  By: /s/ Dr. Kenneth A. Phillips
      --------------------------------------                     --------------------------------------------
      Daniel J. O'Neill                                          Dr. Kenneth A. Phillips
      Director                                                   Director

By:   /s/ Gary P. Rickard                                    By: /s/ Russell L. Ridd
      --------------------------------------                     --------------------------------------------
      Gary P. Rickard                                            Russell L. Ridd
      Director                                                   Director

By:   /s/ Ralph A. Matergia                                  By:
      --------------------------------------                     --------------------------------------------
      Ralph A. Matergia                                          Richard L. Snyder
      Director                                                   Director

By:   /s/ Susan Gumble-Cottell
      -------------------------------------
      Susan Gumble-Cottell
      Director
