Form 10-Q
period 2007-03-31
NORWOOD FINANCIAL CORP
filed 2007-05-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding as of May 11, 2007
---------------------------------------          ------------------------------
Common stock, par value $0.10 per share                   2,787,855

                             NORWOOD FINANCIAL CORP.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                                                                                                  Page
                                                                                                                 Number
PART I -            CONSOLIDATED FINANCIAL INFORMATION OF NORWOOD FINANCIAL CORP.

Item 1.             Financial Statements                                                                          3
Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations        12
Item 3.             Quantitative and Qualitative Disclosures about Market Risk                                   22
Item 4.             Controls and Procedures                                                                      23
Item 4T.            Controls and Procedures                                                                      24

PART II -           OTHER INFORMATION

Item 1.             Legal Proceedings                                                                            24
Item 1A.            Risk Factors                                                                                 24
Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds                                  24
Item 3.             Defaults upon Senior Securities                                                              25
Item 4.             Submission of Matters to a Vote of Security Holders                                          25
Item 5.             Other Information                                                                            25
Item 6.             Exhibits                                                                                     25

Signatures                                                                                                       27

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share data)

                                                                          March 31,         December 31,
                                                                            2007                2006
                                                                            ----                ----
ASSETS
Cash and due from banks                                                  $  8,604            $  9,450
Interest bearing deposits with banks                                          141                  67
Federal funds sold                                                          3,130                  --
                                                                         --------            --------
          Cash and cash equivalents                                        11,875               9,517

Securities available for sale                                             112,597             112,912
Securities held to maturity, fair value 2007:
   $974, 2006: $971                                                           955                 954
Loans receivable (net of unearned income)                                 320,744             315,567
   Less:  Allowance for loan losses                                         3,871               3,828
                                                                         --------            --------
Net loans receivable                                                      316,873             311,739
Investment in FHLB Stock                                                    1,923               1,687
Bank premises and equipment, net                                            5,935               6,020
Bank owned life insurance                                                   7,549               7,479
Accrued interest receivable                                                 2,175               2,129
Other Assets                                                                1,501               1,919
                                                                         --------            --------
    TOTAL ASSETS                                                         $461,383            $454,356
                                                                         ========            ========

LIABILITIES
  Deposits:
      Non-interest bearing demand                                        $ 54,046            $ 53,856
      Interest bearing                                                    305,988             304,247
                                                                         --------            --------
        Total deposits                                                    360,034             358,103
  Short-term borrowings                                                    19,986              22,736
  Long-term debt                                                           23,000              13,000
  Accrued interest payable                                                  3,402               2,894
  Other liabilities                                                         1,902               5,392
                                                                         --------            --------
TOTAL LIABILITIES                                                         408,324             402,125

STOCKHOLDERS' EQUITY
   Common  stock, $.10 par value per share, authorized
     10,000,000; shares issued 2,840,872                                      284                 284
   Surplus                                                                 10,233              10,149
   Retained  earnings                                                      43,946              43,125
   Treasury stock at cost: 2007: 53,017 shares, 2006: 43,721               (1,556)             (1,283)
   Accumulated other comprehensive income (loss)                              152                (44)
                                                                         --------            --------
  TOTAL STOCKHOLDERS' EQUITY                                               53,059              52,231
                                                                         --------            --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $461,383            $454,356
                                                                         ========            ========

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited) (dollars in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                              2007         2006
                                                              ----         ----
INTEREST INCOME
  Loans receivable, including fees                           $5,840       $4,944
  Securities                                                  1,218        1,050
  Other                                                          21            2
                                                             ------       ------
  Total interest income                                       7,079        5,996

INTEREST EXPENSE
  Deposits                                                    2,486        1,590
  Short-term borrowings                                         256          187
  Long-term debt                                                246          293
                                                             ------       ------
  Total interest expense                                      2,988        2,070
                                                             ------       ------

NET INTEREST INCOME                                           4,091        3,926
PROVISION FOR LOAN LOSSES                                        50           70
                                                             ------       ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   4,041        3,856
                                                             ------       ------

OTHER INCOME
  Service charges and fees                                      606          590
  Income from fiduciary activities                              125           77
  Net realized gain on sales of securities                       --            7
  Gain on sale of loans                                           7           --
  Earnings on life insurance policies                            81           74
  Other                                                          75           76
                                                             ------       ------
  Total other income                                            894          824
                                                             ------       ------

OTHER EXPENSES
  Salaries and employee benefits                              1,497        1,406
  Occupancy, furniture & equipment, net                         415          380
  Data processing                                               174          156
  Taxes, other than income                                      118          113
  Professional fees                                              89          113
  Amortization of intangibles                                    13           13
  Other                                                         555          585
                                                             ------       ------
  Total other expenses                                        2,861        2,766
                                                             ------       ------

INCOME BEFORE INCOME TAXES                                    2,074        1,914
INCOME TAX EXPENSE                                              611          581
                                                             ------       ------
NET INCOME                                                   $1,463       $1,333
                                                             ======       ======

BASIC EARNINGS PER SHARE                                     $ 0.52       $ 0.48
                                                             ======       ======

DILUTED EARNINGS PER SHARE                                   $ 0.51       $ 0.47
                                                             ======       ======

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)

(dollars in thousands, except per                                                                  Accumulated
share  data)                           Number                                           Unearned   Other
                                       of shares  Common             Retained  Treasury ESOP       Comprehensive
                                       issued     Stock     Surplus  Earnings  Stock    Shares     Income (Loss)  Total
                                       ------     -----     -------  --------  -----    ------     -------------  -----

Balance December 31, 2006              2,840,872  $284      $10,149   $43,125  ($1,283)   $ --       ($44)        $52,231
Comprehensive Income:
  Net Income                                                            1,463                                       1,463
Change in unrealized gains (losses)
  on securities available for sale, net
  of reclassification adjustment and
  tax effects                                                                                         196             196
                                                                                                                  -------
Total comprehensive income                                                                                          1,659
                                                                                                                  -------

Cash dividends declared $.23 per
  share                                                                  (642)                                       (642)
Acquisition of 9,267 shares of
  treasury stock                                                                  (273)                              (273)
Compensation expense related to stock
  options                                                        84                         --                         84
                                       ---------  ----      -------   -------  -------    ----       ----         -------
Balance, March 31, 2007                2,840,872  $284      $10,233   $43,946  ($1,556)   $ --       $152         $53,059
                                       =========  ====      =======   =======  =======    ====       ====         =======


See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                                2007       2006
                                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                    $  1,463    $  1,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Provision for loan losses                                                                         50          70
  Depreciation                                                                                     144         123
  Amortization of intangible assets                                                                 13          13
  Deferred income taxes                                                                             82        (129)
  Net amortization of securities premiums and discounts                                             49          92
  Net realized gain on sales of securities                                                          --          (7)
  Earnings on life insurance policy                                                                (70)        (64)
  Net gain on sale of mortgage loans                                                                (7)         --
  Mortgage loans originated for sale                                                              (327)         --
  Proceeds from sale of mortgage loans                                                             334          --
  Release of ESOP shares                                                                            --         146
  Compensation expense related to stock options                                                     84          --
  Decrease in accrued interest receivable and other assets                                         301         959
  Increase (decrease) in accrued interest payable and other liabilities                         (3,080)        153
                                                                                              --------    --------
    Net cash provided by (used in) operating activities                                           (964)      2,689
                                                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Securities available for sale:
    Proceeds from maturities and principal reductions on mortgage-backed securities             13,861       3,622
    Purchases                                                                                  (13,300)     (4,765)
  Securities held to maturity, proceeds from maturities                                             --         505
  Increase in investment in FHLB stock                                                            (236)       (453)
  Net increase in loans                                                                         (5,210)       (972)
  Purchase of bank premises and equipment                                                          (59)       (238)
                                                                                              --------    --------
    Net cash used in investing activities                                                       (4,944)     (2,301)
                                                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in deposits                                                            1,931      (1,096)
  Net increase (decrease) in short-term borrowings                                              (2,750)      1,201
  Proceeds from long-term debt                                                                  10,000          --
  Acquisition of treasury stock                                                                   (273)       (396)
  Cash dividends paid                                                                             (642)       (561)
                                                                                              --------    --------
    Net cash provided by(used in) financing activities                                           8,266        (852)
                                                                                              --------    --------
    Increase (decrease) in cash and cash equivalents                                             2,358        (464)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                     9,517       9,816
                                                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 11,875    $  9,352
                                                                                              ========    ========

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

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future interim period.

     These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2006.

2.   EARNINGS PER SHARE
     ------------------

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

     The following table sets forth the computations of basic and diluted earnings per share:

(in thousands)
                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2007       2006
                                                                -----      -----
Basic EPS weighted average shares outstanding                   2,791      2,797
Dilutive effect of stock options                                   56         55
                                                                -----      -----
Diluted EPS weighted average shares outstanding                 2,847      2,852
                                                                =====      =====

3.   STOCK-BASED COMPENSATION
     ------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) replaces Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement No. 123(R) requires that the fair value of share-based payment transactions be recognized as compensation costs in the financial statements over the period than an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. The Company did not issue any stock options in 2005 and for the period ended March 31, 2006. All outstanding options as of December 31, 2005 are fully vested. The Company's shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, all of which have a twelve month vesting period. Included in the results for the three months ended March 31, 2007, were $84,000 in compensation costs. Net income for the three months ended March 31, 2007 was reduced by approximately $80,000 which is net of related income tax benefit. As of March 31, 2007, there was approximately $166,000 of total unrecognized compensation cost related to nonvested options under the plan. There were no options awarded or exercised for the three month period ending March 31, 2007.

4.   CASH FLOW INFORMATION
     ---------------------
     For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks with maturities of 90 days or less and federal funds sold.

     Cash payments for interest for the period ended March 31, 2007 and 2006 were $2,480,000 and $2,124,000 respectively. Cash payments for income taxes in 2007 were $4,000 compared to $5,000 in 2006. Non-cash investing activity for 2007 and 2006 included foreclosed mortgage loans and repossession of other assets of $24,000 and $26,000, respectively.

5.   COMPREHENSIVE INCOME
     --------------------
     Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows.

(in thousands)                                            Three Months Ended March 31
                                                          ---------------------------
                                                              2007         2006
                                                              ----         ----
Unrealized holding gains (losses)
  on available for sale securities                           $ 294        $(199)
Reclassification adjustment for gains
  realized in income                                            --           (7)
                                                             -----        -----
Net unrealized gain (losses)                                   294         (206)
Income tax expense (benefit)                                    98          (70)
                                                             -----        -----
Other comprehensive income (loss)                            $ 196        $(136)
                                                             =====        =====

6.   OFF BALANCE SHEET FINANCIAL INSTRUMENTS AND GUARANTEES
     ------------------------------------------------------

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)                                                  March 31
--------------                                                  --------
                                                            2007         2006
                                                           -------     -------

Commitments to grant loans                                 $ 8,940     $18,971
Unfunded commitments under lines of credit                  30,376      31,532
Standby letters of credit                                    6,914       7,120
                                                           -------     -------
                                                           $46,230     $57,623
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

     The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2007 for guarantees under standby letters of credit issued is not material.

7.   NEW  AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
     ---------------------------------------------------

     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 156, "Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140" (SFAS 156"). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS 156 did not have a significant effect on the consolidated financial statements.

     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No,. 48, "Accounting for Uncertainty in Income Taxes". The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprises's financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes". The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecogntion, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company's evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Our policy is to recognize interest and penalties on unrecognized tax benefits in "Federal income taxes" in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

     In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. "SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

     On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). The Scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of "key persons." The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company's consolidated financial statements.

     In September 2006, the FASB's Emerging Issues Task Force (EIFT) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the potential impact of this guidance on Company's consolidated financial statements.

     In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

     Note 2 to the Company's consolidated financial statements for the year ended December 31, 2006 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

     The Company adopted SFAS No. 123(R) "Share-Based Payment" as of January 1, 2006, which requires that transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company is the grant date. There were no stock options awarded in 2005 or for the three months ended March 31, 2006. The Norwood Financial Corp 2006 Stock Option Plan was approved on April 25, 2006 and the Company granted 47,700 options during 2006. For the three months ended March 31, 2007, salaries and employee benefit expense includes $84,000 related to the adoption of Statement No. 123 (R) and $-0- for the three months ended March 31, 2006.

     The deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. Although realization is not assured, the Company believes that it is more likely than not that all deferred tax assets will be realized.

     In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The

Company believes that the unrealized losses at March 31, 2007 and December 31, 2006 represent temporary impairment of the securities.

CHANGES IN FINANCIAL CONDITION
------------------------------

GENERAL
-------
     Total assets as of March 31, 2007 were $461.4 million compared to $454.4 million as of December 31, 2006 an increase of $7.0 million or 1.6%. The increase reflects a $5.1 million, or 1.6%, increase in loans receivable and a $2.4 million increase in cash and cash equivalents.

SECURITIES
----------
     The fair value of securities available for sale as of March 31, 2007 was $112.6 million compared to $112.9 million as of December 31, 2006. The Company purchased $13.3 million of securities using the proceeds from $13.9 million of securities called, maturities and principal reductions.

     The carrying value of the Company's securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

                                                    March 31, 2007                          December 31, 2006
                                             -----------------------------------------------------------------------------
(dollars in thousands)                       Amount          % of portfolio             Amount              % of portfolio
                                             ------          --------------             ------              --------------
US Government agencies                      $ 43,656              38.5%                $ 47,581                   41.9%
States and political subdivisions             19,900              17.5                   17,419                   15.3
Corporate securities                           7,457               6.6                    8,439                    7.4
Mortgage-backed securities                    40,792              35.9                   38,652                   33.9
Equity securities                              1,747               1.5                    1,775                    1.6
                                            --------             -----                 --------                  -----
  Total                                     $113,552             100.0%                $113,866                  100.0%

     The Company has securities in an unrealized loss position. In Management's opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company's available-for-sale portfolio has an average repricing term of 2.2 years. Interest rates in the 2-3 year section of the treasury yield curve decreased during the three months ended March 31, 2007 favorably impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities and are the result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

LOANS RECEIVABLE
----------------
     Loans receivable totaled $320.7 million compared to $315.7 million as of December 31, 2006. Residential real estate increased $3.3 million principally due to growth in single family first lien residential loans. Commercial real estate increased $2.9 million during the period. Consumer loans declined $1.2 million due to continued run-off in the Company's indirect automobile portfolio.

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)                                          March 31, 2007         December 31, 2006
                                                             --------------------     ---------------------
                                                                $             %          $              %
                                                               ---           ---        ---            ---
Real Estate-Residential                                      $117,120        36.5     $113,783         36.0
            Commercial                                        141,830        44.2      138,881         44.0
            Construction                                        6,660         2.1        7,714          2.4
Commercial, financial and agricultural                         35,097        10.9       34,019         10.8
Consumer loans to individuals                                  20,354         6.3       21,520          6.8
                                                             --------       -----     --------       ------
  Total loans                                                 321,061       100.0      315,917        100.0

  Deferred fees                                                  (317)                    (350)
                                                             --------                 --------
                                                              320,744                  315,567

  Allowance for loan losses                                    (3,871)                  (3,828)
                                                             --------                 --------
  Net loans receivable                                       $316,873                 $311,739
                                                             ========                 ========

ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
---------------------------------------------------

     Following is a summary of changes in the allowance for loan losses for the periods indicated:

                                                                Three
                                                                -----
(dollars in thousands)                                   Months Ended March 31,
                                                         ----------------------
                                                           2007           2006
                                                           ----           ----
Balance, beginning                                       $ 3,828       $ 3,669
Provision for loan losses                                     50            70
Charge-offs                                                  (28)          (27)
Recoveries                                                    21            31
                                                         -------       -------
  Net (charge-offs)/recoveries                                (7)            4
                                                         -------       -------
Balance, ending                                          $ 3,871       $ 3,743
                                                         =======       =======

Allowance to total loans                                    1.21%         1.28%
  Net (charge-offs) recoveries to average loans
    (annualized)                                            (.01%)         .01%

     The allowance for loan losses totaled $3,871,000 as of March 31, 2007 and represented 1.21% of total loans, compared to $3,828,000 at year end, and $3,743,000 as of March 31, 2006. The Company had net charge-offs for the three months ended March 31, 2007 of $7,000 compared to net recoveries of $4,000 in 2006. The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2007 based on the Company's criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of March 31, 2007, non-performing loans totaled $407,000, which is .13% of total loans compared to $409,000, or .13% of total loans at December 31, 2006. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)                            March 31, 2007     December 31, 2006
                                                  --------------     -----------------
Loans accounted for on a non-accrual basis:
   Commercial and all other                           $    -              $    -
   Real Estate                                           401                 392
   Consumer                                                6                  17
                                                      ------              ------
   Total                                                 407                 409

Accruing loans which are contractually
  past due 90 days or more                                 -                   -
                                                      ------              ------
Total non-performing loans                               407                 409
Foreclosed real estate                                     -                   -
                                                      ------              ------
Total non-performing assets                           $  407              $  409
                                                      ======              ======
Allowance for loans losses                            $3,871              $3,828
Coverage of non-performing loans                        9.5x                 9.4x
Non-performing loans to total loans                     .13%                 .13%
Non-performing assets to total assets                   .09%                 .09%



DEPOSITS
--------

     Total deposits as of March 31, 2007 were $360.0 million increasing slightly from $358.1 million as of December 31, 2006.

     The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)                  March 31, 2007        December 31, 2006
                                        --------------        -----------------

Non-interest bearing demand                $ 54,046              $ 53,856
Interest bearing demand                      36,498                36,600
Money Market                                 50,095                50,048
Savings                                      43,895                45,144
Time deposits <$100,000                     118,589               115,719
Time deposits >$100,000                      56,911                56,736
                                           --------              --------

     Total                                 $360,034              $358,103
                                           ========              ========

The increase in deposits was principally due to a higher level of short-term CDs that pay a higher rate of return.

BORROWINGS
----------

     Short-term borrowings as of March 31, 2007 were $20.0 million compared to $22.7 million as of December 31, 2006. Short-term borrowings consist of the following:

                                                             March 31, 2007        December 31, 2006
                                                             --------------        -----------------
(dollars in thousands)
Securities sold under agreements to repurchase                   $18,986                $21,736
U.S. Treasury demand notes                                         1,000                  1,000
                                                                 -------                -------
                                                                 $19,986                $22,736
                                                                 =======                =======

     Long-term debt consisted of the following:

                                                             March 31, 2007        December 31, 2006
                                                             --------------        -----------------
(dollars in thousands)
Notes with the FHLB:
Fixed rate note due April 2008 at 4.17%                         $ 5,000                 $ 5,000
Convertible note due April 2009 at 5.53%                          5,000                   5,000
Convertible note due January 2011 at 5.24%                        3,000                   3,000
Convertible note due January 2017 at 4.71%                       10,000                       -
                                                                -------                 -------
                                                                $23,000                 $13,000
                                                                =======                 =======

     The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 16 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.

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

     A summary of the contractual amount of the Company's financial instrument commitments is as follows:

                                                          March 31,    December 31,
                                                             2007         2006
                                                             ----         ----
                                                               (in thousands)
Commitments to grant loans                                 $ 8,940       $12,611
Unfunded commitments under lines of credit                  30,376        34,152
Standby letters of credit                                    6,914         7,215
                                                           -------       -------

                                                           $46,230       $53,978
                                                           =======       =======

STOCKHOLDERS' EQUITY AND CAPITAL RATIOS
---------------------------------------
     As of March 31, 2007, stockholders' equity totaled $53.1 million, compared to $52.2 million as of December 31, 2006. The net change in stockholders' equity included $1,463,000 in net income, that was partially offset by $642,000 of dividends declared. In addition, accumulated other comprehensive income increased $196,000 due to an increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

     A comparison of the Company's regulatory capital ratios is as follows:

                                     March 31, 2007       December 31, 2006
                                     --------------       -----------------
Tier 1 Capital
    (To average assets)                  11.48%                  11.43%
Tier 1 Capital
    (To risk-weighted assets)            15.84%                  15.67%
Total Capital
    (To risk-weighted assets)            17.15%                  16.99%

     The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank's capital ratios do not differ significantly from the Company's ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance in FRB, FDIC and PDB capital requirements as of March 31, 2007 and December 31, 2006.

LIQUIDITY
---------

     As of March 31, 2007, the Company had cash and cash equivalents of $11.9 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $112.6 million which could be used for liquidity needs. This totals $124.5 million and represents 27.0% of total assets compared to $122.4 million and 26.9% of total assets as of December 31, 2006. The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2007 and December 31, 2006. Based upon these measures, the Company believes its liquidity is adequate.

CAPITAL RESOURCES
-----------------

     The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at March 31, 2007 and December 31, 2006. The Company has a line of credit commitment available from PNC for $12,000,000, Atlantic Central Bankers Bank for $7,000,000, Bank of Lancaster County for $5,000,000 and Wachovia Bank for $2,000,000. There were no borrowings under these lines of credit at March 31, 2007 and December 31, 2006.

     The Bank's maximum borrowing capacity with the Federal Home Loan Bank was $215,775,000 of which $23,000,000 was outstanding at March 31, 2007 and $13,000,000 was outstanding at December 31, 2006. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

RESULTS OF OPERATIONS
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates (Tax-Equivalent Basis, dollars in thousands)

                                                                            Three Months Ended March 31,
                                                        -----------------------------------------------------------------------
                                                                      2007                                    2006
                                                        ---------------------------------       -------------------------------
                                                        Average                   Average       Average                 Average
                                                        Balance     Interest        Rate        Balance     Interest       Rate
                                                        -------     --------        ----        -------     --------       ----
                                                          (2)          (1)          (3)           (2)         (1)         (3)
Assets
Interest-earning assets:
   Federal funds sold                                  $  1,445     $   19          5.26%      $      -       $    -           -%
   Interest bearing deposits with banks                     152          2          5.26            150            2        5.33
   Securities held-to-maturity                              954         22          9.22          1,062           25        9.42
   Securities available for sale:
     Taxable                                             97,831      1,045          4.27         99,225          858        3.46
     Tax-exempt                                          17,756        241          5.43         19,135          267        5.58
                                                       --------     ------          ----       --------       ------        ----
        Total securities available for sale (1)         115,587      1,286          4.45        118,360        1,125        3.80
     Loans receivable (4) (5)                           319,934      5,879          7.35        290,414        4,994        6.88
                                                       --------     ------                     --------       ------
        Total interest earning assets                   438,072      7,208          6.58        409,986        6,146        6.00
Non-interest earning assets:
   Cash and due from banks                                8,137                                   8,113
   Allowance for loan losses                            (3,859)                                  (3,709)
   Other assets                                          17,017                                  16,661
                                                       --------                                --------
        Total non-interest earning assets                21,298                                  21,065
                                                       --------                                --------
Total Assets                                           $459,370                                $431,051
                                                       ========                                ========
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Interest bearing demand and money market            $ 85,691        430          2.01       $ 96,967          359        1.48
   Savings                                               44,660         51          0.46         52,720           61        0.46
   Time                                                 175,612      2,005          4.57        138,217        1,170        3.39
                                                       --------     ------          ----      --------        ------        ----
      Total interest bearing deposits                   305,963      2,486          3.25        287,904        1,590        2.21
Short-term borrowings                                    22,578        256          4.54         19,163          187        3.90
Long-term debt                                           20,222        246          4.87         23,000          293        5.10
                                                       --------     ------          ----      --------        ------        ----
   Total interest bearing liabilities                   348,763      2,988          3.43        330,067        2,070        2.51
Non-interest bearing liabilities:
   Demand deposits                                       53,378                                 50,222
   Other liabilities                                      4,531                                  2,207
                                                       --------                               --------
      Total non-interest bearing liabilities             57,909                                 52,429
   Stockholders' equity                                  52,698                                 48,555
                                                       --------                               --------
Total Liabilities and Stockholders' Equity             $459,370                               $431,051
                                                       ========                               ========

Net interest income (tax equivalent basis)                           4,220          3.15%                      4,076        3.49%
                                                                                    ====                                    ====
Tax-equivalent basis adjustment                                       (129)                                     (150)
                                                                    ------                                    ------
Net interest income                                                 $4,091                                    $3,926
                                                                    ======                                    ======
Net interest margin (tax equivalent basis)                                          3.85%                                   3.98%
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

                                                      Increase/(Decrease)
                                                      -------------------
                                           Three months ended March 31, 2007 Compared to
                                           ---------------------------------------------
                                                 Three months ended March 31, 2006
                                                 ---------------------------------
                                                         Variance due to
                                                         ---------------
                                                   Volume       Rate        Net
                                                   ------       ----        ---
                                                      (dollars in thousands)
Assets
Interest earning assets:
Federal funds sold ............................     $   9     $   10     $   19
Interest bearing deposits with banks ..........         -          -          -
Securities held to maturity ...................        (2)        (1)        (3)
Securities available for sale:
Taxable .......................................       (80)       267        187
Tax-exempt securities .........................       (19)        (7)       (26)
                                                    -----     ------     ------
Total securities ..............................       (99)       260        161
Loans receivable ..............................       528        357        885
                                                    -----     ------     ------
Total interest earning assets .................       436        626      1,062
                                                    -----     ------     ------

Interest bearing liabilities:
Interest-bearing demand and money market ......      (234)       305         71
Savings .......................................        (9)        (1)       (10)
Time ..........................................       365        470        835
                                                    -----     ------     ------
Total interest bearing deposits ...............       122        774        896
Short-term borrowings .........................        36         33         69
Other borrowings ..............................       (34)       (13)       (47)
                                                    -----     ------     ------
Total interest bearing liabilities ............       124        794        918
                                                    -----     ------     ------
Net interest income (tax-equivalent basis) ....     $ 312     $ (168)    $  144
                                                    =====     ======     ======


(1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED MARCH 31, 2007 TO
--------------------------------------------------------------------------------
MARCH 31, 2006
--------------

GENERAL
-------

     For the three months ended March 31, 2007, net income totaled $1,463,000, an increase of $130,000, or 9.8%, over $1,333,000 earned in the similar period of 2006. Earnings per share for the current period were $.52 basic and $.51 on a diluted basis, compared to $.48 basic and $.47 on a fully diluted basis for the three months ended March 31, 2006. The resulting return on average assets and return on average equity for the three months ended March 31, 2007, was 1.29% and 11.26%, respectively, compared to 1.25% and 11.14%, respectively, for the similar period in 2006.

     The following table sets forth changes in net income:

(dollars in thousands)                                                   Three months ended
                                                                         ------------------
                                                                  March 31, 2007 to March 31, 2006
                                                                  --------------------------------
Net income three months ended March 31, 2006                                  $1,333
Change due to:
Net interest income                                                              165
Provision for loan losses                                                         20
Other income                                                                      70
Salaries and employee benefits                                                   (91)
All other expenses                                                                (4)
Income tax effect                                                                (30)
                                                                              ------

Net income three months ended  March 31, 2007                                 $1,463
                                                                              ======

NET INTEREST INCOME
-------------------

     Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2007 totaled $4,221,000, an increase of $145,000 or 3.6% over the similar period in 2006. The net interest spread (fte) and net interest margin were 3.15% and 3.85%, respectively, for the three months ended March 31, 2007 compared to 3.49% and 3.98%, respectively for the similar period in 2006.

     Interest income (fte) totaled $7,208,000 with a yield on average earning assets of 6.58%, increasing from $6,146,000 and 6.00% for the 2006 period. The increase was due in part to growth in the loan portfolio. Average loans increased $29.5 million and represented 73.0% of average earnings assets for the three months ended March 31, 2007 compared to 70.8% of average earning assets for the similar period in 2006. The average yield (fte) on loans also increased, and was 7.35% for the 2007 period compared to 6.88% for the similar period in 2006. The increase in yield was principally the result of the increase in the prime interest rate which was 8.25% as of March 31, 2007 compared to 7.75% on March 31, 2006. The yield on the available-for-sale investment portfolio also benefited from higher short-term rates as the fte yield for the three months ended March 31, 2007 increased 65 basis points from the similar period in 2006.

     Interest expense for the three months ended March 31, 2007 totaled $2,988,000 at an average cost of 3.43% compared to $2,070,000 and 2.51% for the similar period in 2006. As a result of the increase in short-term interest rates the Company increased rates on money market accounts and short-term time deposits. The cost of time deposits averaged 4.57% for the 2007 period compared to 3.39% for the similar period in 2006. Deposits have also shifted to higher costing instruments with time deposits representing 50.3% of average interest bearing liabilities in the 2007 period compared to 41.2% for the 2006 period.

OTHER INCOME
------------

     Other income totaled $894,000 for the three months ended March 31, 2007, an increase of $70,000 from $824,000 for the similar period in 2006. The increase was due in part to a $48,000 increase in income from fiduciary activities resulting in part from higher estate fees in the current period. Non-sufficient funds (nsf) charges totaled $324,000 for the current period, increasing $32,000 from the 2006 period.

OTHER EXPENSES
--------------

     Other expenses for the three months ended March 31, 2007 totaled $2,861,000 an increase of $95,000 or 3.4% over the similar period in 2006. Salaries and employee benefits increased $91,000 which included $84,000 of expense related to stock options in the current period with no such expense in 2006 period. Occupancy costs increased $34,000 principally due to the opening of the Tannersville Office in December 2006. For the three months ended March 31, 2006 the Company incurred a $50,000 loss in a robbery at one of its branch locations.

INCOME TAX EXPENSE
------------------

     Income tax expense totaled $611,000 for an effective tax rate of 29.5% for the period ending March 31, 2007 compared to $581,000 for an effective tax rate of 30.3% for the similar period in 2006. The effective tax rate is lower than the statutory rate due to tax-exempt income on certain investments and loans.

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

     Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2007, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 8% of net interest income.

     Imbalance in repricing opportunities at a given point in time reflects interest-sensitivity gaps measured as the difference between rate-sensitive assets (RSA) and rate-sensitive liabilities (RSL). These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

     As of March 31, 2007, the Bank had a positive 90 day interest sensitivity gap of $14.8 million or 3.2% of total assets, decreasing from $24.0 million or 5.3% of total assets as of December 31, 2006. The change was principally due to a higher level of time deposits maturing in the 90 day time frame as of March 31,2007. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2007
--------------
Rate Sensitivity Table
----------------------
(dollars in thousands)
                                                         3 Months    3-12 Months   1 to 3 Years     3 Years        Total
                                                         --------    -----------   ------------     -------        -----
Federal funds sold and interest bearing deposits        $  3,271     $      --      $      --     $     --        $     --
Securities                                                20,180        32,159         35,710       25,503         113,552
Loans Receivable                                          95,331        52,714         69,082      103,617         320,744
                                                        --------     ---------      ---------     --------        --------
  Total RSA                                              118,782        84,873       104,7921      129,120         437,567

Non-maturity interest-bearing deposits                    20,424        22,344         58,891       28,829         130,488
Time Deposits                                             70,470        74,938         22,256        7,836         175,500
Other                                                     13,064         6,738         23,184           --          42,986
                                                        --------     ---------      ---------     --------        --------
  Total RSL                                              103,958       104,020        104,331       36,665         348,974

Interest Sensitivity Gap                                $ 14,824     ($19,147)      $     461     $ 92,455        $ 88,593
Cumulative Gap                                            14,824       (4,323)        (3,862)       88,593
RSA/RSL-cumulative                                        114.3%         97.9%          98.8%       125.4%

December 31,2006

Interest Sensitivity Gap                                $ 23,962     ($34,427)      $   8,813     $ 91,169        $ 89,517
Cumulative Gap                                            23,962      (10,465)        (1,652)       89,517
RSA/RSL-cumulative                                        126.5%         94.9%          99.5%       126.3%

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

ITEM 4T. CONTROL PROCEDURES

See Item 4 above.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

No material changes from those disclosed in the Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SALES AND USE OF PROCEEDS

                                            Issuer Purchases of Equity Securities
                                            -------------------------------------
                                                                                                    Maximum number
                                                                                                    --------------
                                                                          Total number of           of shares (or approximate
                                                                          ---------------           -------------------------
                                                                          shares purchased          dollar value) that may yet
                                                                          ----------------          --------------------------
                                        Total number       Average price  as part of  publicly       be purchased
                                        ------------       -------------  --------------------      -------------
                                        of shares          paid per       announced plans           under the plans
                                        ---------          --------       ---------------           ---------------
                                        purchased          share          or programs               or programs (2)
                                        ---------          -----          -----------               ---------------
January 1-January 31, 2007                   5,000           $31.25         5,000                    87,863
February 1-February 28, 2007                    -                 -             -                         -
March 1 - March 31, 2007                     4,296  (1)       31.50             -                         -
                                        ----------           ------         -----                    ------
                                             9,296           $31.37         5,000                    87,863
                                        ==========           ======         =====                    ======


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)       3(i)     Articles of  Incorporation  of Norwood  Financial  Corp.*
          3(ii)    Bylaws of Norwood Financial Corp.*
          4.0      Specimen Stock Certificate of Norwood Financial Corp.*
         10.1      Amended Employment Agreement with William W. Davis, Jr.**
         10.2      Amended Employment Agreement with Lewis J. Critelli **
         10.3      Form of Change-In-Control Severance Agreement with seven key employees of the Bank***
         10.4      Wayne Bank Stock Option Plan*
         10.5      Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
         10.6      Salary Continuation Agreement between the Bank and Lewis J. Critelli***
         10.7      Salary Continuation Agreement between the Bank and Edward C. Kasper***
         10.8      1999 Directors Stock Compensation Plan***
         10.9      Salary Continuation Agreement between the Bank and Joseph A. Kneller****
         10.10     Salary Continuation Agreement between the Bank and John H. Sanders****
         10.11     2006 Stock Option Plan *****
         10.12     First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.******
         10.13     First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli******
         10.14     First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper******
         10.15     First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller******
         10.16     First and Second Amendments to Salary Continuation Agreement with John H. Sanders******
         31.1      Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
         31.2      Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
         32.1      Section 1350 Certification

---------------------------

* Incorporated herein by reference to the identically numbered exhibits of the Registrant's Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

** Incorporated herein by reference to the identically numbered exhibits to the Registrant's Form 8-K filed with the Commission on March 6, 2006.

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

******   Incorporated   herein  by  reference  from  the  Exhibits  to  the
         Registrant's Current Report on Form 8-K filed on April 4, 2006.

SIGNATURES
----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NORWOOD FINANCIAL CORP.

Date:    May 11, 2007                 By:  /s/ William W. Davis, Jr.
                                           -----------------------------------
                                           William W. Davis, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date:    May 11, 2007                 By:  /s/ Lewis J. Critelli
                                           -----------------------------------
                                           Lewis J. Critelli
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)