Form 10-Q
period 2007-06-30
NORWOOD FINANCIAL CORP
filed 2007-08-14
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 0-28366

Norwood Financial Corp.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2828306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of principal executive offices)	(Zip Code)

(570) 253-1455
(Registrant’s telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report))

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer” and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2007
Common stock, par value $0.10 per share	2,779,958

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$9,321	$9,450
Interest bearing deposits with banks	3,641	67
Federal funds sold	5,940	—
Cash and cash equivalents	18,902	9,517

Securities available for sale	116,299	112,912
Securities held to maturity, fair value 2007: $970, 2006: $971	955	954
Loans receivable (net of unearned income)	321,654	315,567
Less: Allowance for loan losses	3,900	3,828
Net loans receivable	317,754	311,739
Investment in FHLB Stock, at cost	1,933	1,687
Bank premises and equipment, net	5,853	6,020
Bank owned life insurance	7,621	7,479
Accrued interest receivable	2,298	2,129
Other assets	2,403	1,919
TOTAL ASSETS	$474,018	$454,356

LIABILITIES
Deposits:
Non-interest bearing demand	$60,440	$53,856
Interest bearing	313,304	304,247
Total deposits	373,744	358,103
Short-term borrowings	19,147	22,736
Other borrowings	23,000	13,000
Accrued interest payable	2,802	2,894
Other liabilities	2,191	5,392
TOTAL LIABILITIES	420,884	402,125

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	10,155	10,149
Retained earnings	44,877	43,125
Treasury stock at cost: 2007: 60,914 shares, 2006: 43,721 shares	(1,863)	(1,283)
Accumulated other comprehensive loss	(319)	(44)
TOTAL STOCKHOLDERS’ EQUITY	53,134	52,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,018	$454,356

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans receivable, including fees	$5,878	$5,201	$11,718	$10,145
Securities	1,278	1,066	2,496	2,116
Other	90	83	111	85
Total interest income	7,246	6,350	14,325	12,346

INTEREST EXPENSE
Deposits	2,474	1,738	4,960	3,328
Short-term borrowings	205	163	461	350
Other borrowings	281	420	527	713
Total interest expense	2,960	2,321	5,948	4,391
NET INTEREST INCOME	4,286	4,029	8,377	7,955
PROVISION FOR LOAN LOSSES	55	55	105	125
NET INTEREST INCOME AFTER PROVSION FOR LOAN LOSSES	4,231	3,974	8,272	7,830

OTHER INCOME
Service charges and fees	635	644	1,241	1,234
Income from fiduciary activities	93	95	218	172
Net realized gains on sales of securities	15	14	15	21
Gain on sale of loans and servicing rights	1	107	8	107
Other	113	143	269	293
Total other income	857	1,003	1,751	1,827

OTHER EXPENSES
Salaries and employee benefits	1,438	1,456	2,935	2,862
Occupancy, furniture & equipment, net	416	369	831	749
Data processing related	168	170	342	326
Taxes, other than income	121	111	239	224
Professional fees	94	104	183	217
Other	610	631	1,178	1,229
Total other expenses	2,847	2,841	5,708	5,607

INCOME BEFORE INCOME TAXES	2,241	2,136	4,315	4,050
INCOME TAX EXPENSE	671	660	1,282	1,241
NET INCOME	$1,570	$1,476	$3,033	$2,809

BASIC EARNINGS PER SHARE	$0.56	$0.53	$1.09	$1.00

DILUTED EARNINGS PER SHARE	$0.55	$0.52	$1.07	$0.98

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars in thousands, except per share data)	Number of Shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2005	2,705,715	$270	$5,648	$43,722	$(633)	$(127)	$(772)	$48,108
Comprehensive Income:
Net Income				2,809				2,809
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects							(334)	(334)

Total comprehensive income								2,475

Cash dividends declared, $.41 per share				(1,143)				(1,143)
5% Stock dividend	135,157	14	4,121	(4,139)				(4)
Acquisition of treasury stock					(584)			(584)
Stock options exercised					12			12
Tax benefit of stock options exercised			(2)					(2)
Compensation expense related to stock options			34					34
Release of earned ESOP shares			196			100		296
Balance, June 30, 2006	2,840,872	$284	$9,997	$41,249	$(1,205)	$(27)	$(1,106)	$49,192

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance December 31, 2006	2,840,872	$284	$10,149	$43,125	$(1,283)	$(44)	$52,231
Comprehensive Income:
Net Income				3,033			2,809
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects						(275)	(275)

Total comprehensive income							2,758

Cash dividends declared, $.46 per share				(1,281)			(1,281)
Acquisition of treasury stock					(1,011)		(1,011)
Stock options exercised					431		431
Tax benefit of stock options exercised			(243)				(243)
Compensation expense related to stock options			98				98
Balance, June 30, 2007	2,840,872	$284	$10,155	$44,877	$(1,863)	$(319)	$53,134

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:	$3,033	$2,809
Provision for loan losses	105	125
Depreciation	287	249
Amortization of intangible assets	26	26
Deferred income taxes	(149)	(252)
Net amortization of securities premiums and discounts	92	173
Net realized gain on sales of securities	(15)	(21)
Earnings on life insurance policy	(142)	(129)
Net gain on sale of mortgage loans and servicing rights	(8)	(107)
Gain on sale of bank premises and equipment and foreclosed real estate	—	(12)
Mortgage loans originated for sale	(421)	(426)
Proceeds from sale of mortgage loans and servicing rights	429	533
Release of ESOP shares	—	296
Compensation expense related to stock options	151	34
(Increase) decrease in accrued interest receivable and other assets	(494)	522
Increase (decrease) in accrued interest payable and other liabilities	(3,145)	692
Net cash (used in) provided by operating activities	(251)	4,512

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	74	30
Proceeds from maturities and principal reductions on mortgage-backed securities	27,236	11,622
Purchases	(31,196)	(10,960)
Securities held to maturity- proceeds	—	505
Increase in investment in FHLB stock	(246)	(674)
Net increase in loans	(6,156)	(8,541)
Purchase of bank premises and equipment	(120)	(313)
Proceeds from sale of bank premises and equipment and foreclosed real estate	—	12
Net cash used in investing activities	(10,408)	(8,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,641	12,864
Net decrease in short-term borrowings	(3,589)	(4,877)
Proceeds from other borrowings	10,000	12,000
Tax benefit of stock options exercised	98	(2)
Stock options exercised	188	12
Acquisition of treasury stock	(1,011)	(584)
Cash dividends paid	(1,283)	(1,119)
Net cash provided by financing activities	20,044	18,294
Increase in cash and cash equivalents	9,385	14,487

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,517	9,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,902	$24,303

See accompanying notes to the unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2006.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic EPS weighted average shares outstanding	2,786	2,793	2,789	2,796
Dilutive effect of stock options	55	58	55	57
Diluted EPS weighted average shares outstanding	2,841	2,851	2,844	2,853

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires that the fair value of share-based payment transactions be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. All outstanding options as of December 31, 2005 were fully vested. The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, all of which have a twelve month vesting period. As of June 30, 2007, there was approximately $99,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2007.

No stock options were granted during the first six months of 2007. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value

Outstanding at January 1, 2007	183,645	$21.81	6.0	Yrs.	$1,780,000
Exercised	(14,384	12.91
Outstanding at June 30, 2007	169,261	$22.57	6.0		$1,723,000
Exerciseable at June 30, 2007	146,761	$21.19	6.2		$1,697,000

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the first six months of 2007 was $284,000, cash received from such exercises was $188,000 and the tax benefit recognized was $98,000.

4. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

Cash payments for interest for the six months ended June 30, 2007 and 2006 were $6,040,000 and $4,311,000 respectively. Cash payments for income taxes in 2007 were $1,333,000 compared to $1,244,000 in 2006. Non-cash investing activities for 2007 and 2006 included foreclosed mortgage loans and repossession of other assets of $35,000 and $65,000, respectively.

5. Comprehensive Income

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

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Unrealized holding losses on available for sale securities	$(702)	$(287)	$(408)	$(486)

Reclassification adjustment for gains realized in net income	(15)	(14)	(15)	(21)

Net unrealized losses	(717)	(301)	(423)	(507)
Income tax (benefit)	(246)	(103)	(148)	(173)
Other comprehensive income (loss)	$(471)	$(198)	$(275)	$(334)

6. Off-Balance Sheet Financial Instruments and Guarantees

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2007	2006

Commitments to grant loans	$12,085	$17,328
Unfunded commitments under lines of credit	31,940	32,547
Standby letters of credit	7,302	7,137

	$51,327	$57,012

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer and generally consists of real estate.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2007 for guarantees under standby letters of credit issued is not material.

7. New Accounting Pronouncements

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts, “and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are evaluating the effect of adopting FSP FIN 39-1 on our Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007.

The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS 156 did not have a significant effect on the consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No,. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprises’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecogntion, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the three months ended March 31, 2007. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

In March 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. “SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The Scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (EIFT) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the potential impact of this guidance on Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2006 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities. Please refer to the discussion of the allowance for loan losses calculation under “Non-performing Assets and Allowance for Loan Losses” in the “Financial Condition” section.

The Company adopted SFAS No. 123(R) “Share-Based Payment” as of January 1, 2006, which requires that transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company is the grant date. The Norwood Financial Corp 2006 Stock Option Plan was approved on April 25, 2006 and the Company granted 47,700 options during 2006. For the three and six months ended June 30, 2007, salaries and employee benefit expense includes $67,000 and $151,000 related to the adoption of Statement No. 123(R) and $34,000 for the three and six months ended June 30, 2006.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses at June 30, 2007 and December 31, 2006 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of June 30, 2007 were $474.0 million compared to $454.4 million as of December 31, 2006, an increase of $19.6 million, or 4.3%. The increase reflects a $6.1 million increase in loans receivable and a $9.4 million increase in cash and cash equivalents, funded by a $15.6 million increase in deposits.

Securities

The fair value of securities available for sale as of June 30, 2007 was $116.3 million compared to $112.9 million as of December 31, 2006. The Company purchased $31.2 million of securities using the proceeds from $27.2 million of securities called, maturities and principal reductions and from deposit growth.

The carrying value of the Company’s securities portfolio (Available-For-Sale and Held-to-Maturity) consisted of the following:

	June 30, 2007		December 31, 2006
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$46,014	39.2%	$47,581	41.8%
States and political subdivisions	20,583	17.6	17,419	15.3
Corporate securities	3,968	3.4	8,439	7.4
Mortgage-backed securities	45,082	38.4	38,652	33.9
Equity securities	1,607	1.4	1,775	1.6
Total	$117,254	100.0%	$113,866	100.0%

The Company has securities in an unrealized loss position. In Management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company’s available-for-sale portfolio has an average repricing term of 3.1 years. Interest rates in the 2-4 year section of the treasury yield curve increased during the six months ended June 30, 2007 unfavorably impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities and are the result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable

Loans receivable totaled $321.7 million compared to $315.6 million as of December 31, 2006. Commercial real estate loans increased $2.8 million. The growth in residential real estate loans of $9.2 million has principally been in fixed rate first lien residential mortgages and home equity loans. The Company does not originate any non-traditional mortgage products such as interest-only loans or option adjustable-rate mortgages, does not participate in the sub-prime mortgage lending market, nor offer any terms over 30 years.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans	June 30, 2007		December 31, 2006
(dollars in thousands)

Real Estate-Residential	$122,945	38.2%	$113,783	36.0%
Commercial	130,471	40.5	127,640	40.4
Construction	17,933	5.6	18,955	6.0
Commercial, financial and agricultural	31,187	9.7	34,019	10.8
Consumer loans to individuals	19,421	6.0	21,520	6.8
Total loans	321,957	100.0%	315,917	100.0%

Deferred fees (net)	(303)		(350)
	321,654		315,567
Allowance for loan losses	(3,900)		(3,828)
Net loans receivable	$317,754		$311,739

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2007	2006	2007	2006

Balance, beginning	$3,871	$3,743	$3,828	$3,669
Provision for loan losses	55	55	105	125
Charge-offs	(39)	(23)	(67)	(50)
Recoveries	13	19	34	50
Net charge-offs	(26)	(4)	(33)	—
Balance, ending	$3,900	$3,794	$3,900	$3,794

Allowance to total loans	1.21%	1.27%	1.21%	1.27%
Net charge-offs to average loans (annualized)	.03%	.01%	.02%	—

The allowance for loan losses totaled $3,900,000 as of June 30, 2007 and represented 1.21% of total loans compared to $3,828,000 and 1.21% as of December 31, 2006. The Company had net charge-offs of $33,000 for the six months ended June 30, 2007 compared to -0- for the similar period in 2006. The charge-offs in 2007 were principally due to losses on repossessed automobiles. The provision for loan losses for the six months ended June 30, 2007, was $105,000, compared to $125,000 for the similar period in 2006.

The Company assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan risk-rated classifications, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2007 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

As of June 30, 2007, non-performing loans totaled $477,000, which is .15% of total loans compared to $409,000, or .13% of total loans at December 31, 2006. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	June 30, 2007		December 31, 2006
(dollars in thousands)
Loans accounted for on a non accrual basis:
Commercial and all other	$—		$—
Real Estate	450		392
Consumer	11		17
Total	461		409

Accruing loans which are contractually
past due 90 days or more	16		—
Total non-performing loans	477		409
Foreclosed real estate	—		—
Total non-performing assets	$477		$409

Allowance for loan losses	$3,900		$3,828

Allowance for loan losses coverage of non-performing loans	8.2	x	9.4	x
Non-performing loans to total loans	.15%		.13%
Non-performing assets to total assets	.10%		.09%

Deposits

Total deposits as of June 30, 2007 were $373.7 million increasing from $358.1 million as of December 31, 2006. The increase of $15.6 million was used to fund loan growth of $6.1 million, and an increase in investment securities available for sale of $3.4 million with the remainder invested in Federal Funds Sold. The increase in non-interest bearing demand deposits of $6.6 million and money market accounts of $5.1 million is due in part to new commercial accounts and seasonality of certain corporate and municipal accounts. Savings increased $4.0 million principally due to one significant short-term deposit from a commercial customer.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)	June 30, 2007	December 31, 2006

Non-interest bearing demand	$60,440	$53,856
Interest bearing demand	38,487	36,600
Money Market	55,176	50,048
Savings	49,165	45,144
Time deposits <$100,000	115,445	115,719
Time deposits >$100,000	55,031	56,736

Total	$373,744	$358,103

Short-term Borrowings

Short-term borrowings as of June 30, 2007 were $19.1 million compared to $22.7 million as of December 31, 2006.

Short-term borrowings consist of the following:

(dollars in thousands)	June 30, 2007	December 31, 2006

Securities sold under agreements to repurchase	$18,147	$21,736
U.S. Treasury demand notes	1,000	1,000
	$19,147	$22,736

Other Borrowings

Other borrowings consist of notes from the Federal Home Loan Bank of Pittsburgh as detailed in the following: (dollars in thousands)

	June 30, 2007	December 31, 2006
Fixed rate note due April 2008 at 4.17%	$5,000	$5,000
Convertible note due April 2009 at 5.53%	5,000	5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due January 2017 at 4.71%	10,000	—
	$23,000	$13,000

The convertible notes contain an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month LIBOR plus 11 to 16 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB without penalty.

Off- Balance Sheet Arrangements

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Commitments to grant loans	$12,085	$12,611
Unfunded commitments under lines of credit	31,940	34,152
Standby letters of credit	7,302	7,215

	$51,327	$53,978

Stockholders’ Equity and Capital Ratios

At June 30, 2007, total stockholders’ equity totaled $53.1 million, compared to $52.2 million as of December 31, 2006. The net change in stockholders’ equity was primarily due to $3,033,000 in net income, that was partially offset by $1,281,000 of cash dividends declared. In addition, accumulated other comprehensive loss increased $275,000 due to a decrease in fair value of securities in the available for sale portfolio. This decrease in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive loss could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2007	December 31, 2006
Tier 1 Capital
(To average assets)	11.43%	11.43%
Tier 1 Capital
(To risk-weighted assets)	16.04%	15.67%
Total Capital
(To risk-weighted assets)	17.35%	16.99%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of June 30, 2007 and December 31, 2006.

Liquidity

As of June 30, 2007, the Company had cash and cash equivalents of $18.9 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $116.3 million which could be used for liquidity needs. This totals $135.2 million and represents 28.5% of total assets compared to $122.4 million and 26.9% of total assets as of December 31, 2006. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2007 and December 31, 2006. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at June 30, 2007 and December 31, 2006. The Company has line of credit commitments available from PNC Bank for $12,000,000, Atlantic Central Bankers Bank for $7,000,000 and Wachovia Bank for $2,000,000. There were no borrowings under these lines of credit at June 30, 2007 or December 31, 2006.

The Bank’s maximum borrowing capacity with the FHLB totals approximately $224 million of which $23 million was outstanding at June 30, 2007 and $13 million at December 31, 2006. Advances from the FHLB are secured by qualifying assets of the Bank.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax Equivalent Basis, dollars in thousands)

	Three Months Ended June 30,
	2007			2006
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$5,997	$78	5.20%	$6,468	$82	5.07%
Interest bearing deposits with banks	909	12	5.28	97	1	4.12
Securities held-to-maturity(1)	955	20	8.38	954	21	8.81
Securities available for sale:
Taxable	97,606	1,095	4.49	98,966	901	3.64
Tax-exempt	18,903	287	6.07	16,953	227	5.36
Total securities available for sale (1)	116,509	1,382	4.74	115,919	1,128	3.89
Loans receivable (4) (5)	320,091	5,918	7.40	295,870	5,232	7.07
Total interest earning assets	444,461	7,410	6.67	419,308	6,464	6.17
Non-interest earning assets:
Cash and due from banks	8,409			8,799
Allowance for loan losses	(3,889)			(3,776)
Other assets	17,412			17,159
Total non-interest earning assets	21,932			22,182
Total Assets	$466,393			$441,490
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$91,807	463	2.02	$101,235	450	1.78
Savings	47,384	56	0.47	51,581	59	0.46
Time	171,043	1,955	4.57	133,001	1,229	3.70
Total interest bearing deposits	310,234	2,474	3.19	285,817	1,738	2.43
Short-term borrowings	19,625	205	4.18	16,380	163	3.98
Other borrowings	23,000	281	4.89	32,626	420	5.15
Total interest bearing liabilities	352,859	2,960	3.36	334,823	2,321	2.77
Non-interest bearing liabilities:
Demand deposits	55,694			54,508
Other liabilities	4,335			3,068
Total non-interest bearing liabilities	60,029			57,576
Stockholders’ equity	53,505			49,091
Total Liabilities and Stockholders’ Equity	$466,393			$441,490

Net interest income (tax equivalent basis)		4,450	3.31%		4,143	3.39%
Tax-equivalent basis adjustment		(164)			(114)
Net interest income		$4,286			$4,029
Net interest margin (tax equivalent basis)			4.00%			3.95%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease) Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(15)	$11	$(4)
Interest bearing deposits with banks	11	—	11
Securities held to maturity	—	(1)	(1)
Securities available for sale:
Taxable	(83)	277	194
Tax-exempt securities	28	32	60
Total securities	(55)	309	254
Loans receivable	441	245	686
Total interest earning assets	382	564	946

Interest bearing liabilities:
Interest-bearing demand and money market	(193)	206	13
Savings	(13)	10	(3)
Time	397	329	726
Total interest bearing deposits	191	545	736
Short-term borrowings	34	8	42
Other borrowings	(119)	(20)	(139)
Total interest bearing liabilities	106	553	639
Net interest income (tax-equivalent basis)	$276	$31	$307

Comparison of Operating Results for Three Months Ended June 30, 2007 and June 30, 2006

General

For the three months ended June 30, 2007, net income totaled $1,570,000, an increase of $94,000, or 6.4% over the $1,476,000 earned in the similar period of 2006. Earnings per share for the current period were $.56 basic and $.55 on a diluted basis compared to $.53 basic and $.52 on a diluted basis for the three months ended June 30, 2006. The resulting annualized return on average assets and return on average equity for the three months ended June 30, 2007 were 1.35% and 11.77%, respectively, compared to 1.34% and 12.06% respectively, for the similar period in 2006.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended June 30, 2007 to June 30, 2006

Net income three months ended June 30, 2006	$1,476

Change due to:
Net interest income	257
Provision for loan losses	—
Net realized gains on sales of securities	1
Gains on sale of mortgage loans and servicing rights	(106)
All other income	(41)
Salaries and employee benefits	18
All other expenses	(24)
Income tax effect	(11)

Net income three months ended June 30, 2007	$1,570

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2007 totaled $4,450,000, an increase of $307,000 or 7.4% over the similar period in 2006. The fte net interest spread and net interest margin were 3.31% and 4.00%, respectively, compared to 3.39% and 3.95%, respectively for the three months ended June 30, 2006. The increase in the net interest margin was principally due to the increase in the yield on the securities available for sale portfolio, 85 basis points and $24.2 million increase in the loan portfolio with a 33 basis point increase in its yield. This offset the 76 basis point increase in the cost of interest-bearing deposits.

Interest income (fte) totaled $7,410,000 with a fte yield of 6.67% for the three months ended June 30, 2007 increasing from $6,464,000 and 6.17% for the similar period in 2006. Average loans increased $24.2 million to $320.1 million and represented 72.0% of average earning assets compared to 70.6% for the 2006 period. The average yield on loans also increased to 7.40% in the current period compared to 7.07% in the 2006 period. The increase is principally due to a higher average prime interest rate of 8.25% for the three months ended June 30, 2007, compared to 7.89% for the similar period in 2006. The yield on the securities available for sale portfolio increased 85 basis points to 4.74% in the current period. The increase is principally due to lower yielding securities maturing with the proceeds reinvested at higher yields.

Interest expense for the three months ended June 30, 2007 totaled $2,960,000 at an average cost of 3.36% increasing from $2,321,000 and 2.77% for the similar period in 2006. As a result of the increase in short-term interest rates, the Company has increased rates paid on money market accounts and short-term time deposits. The cost of time deposits averaged 4.57%

for the current period compared to 3.70% for the similar period in 2006. This was partially offset by a decrease in other borrowings which averaged $23 million at a cost of 4.89% for the 2007 period compared to $32.6 million at a cost of 5.15% for the similar period in 2006. Deposits have also shifted to higher costing instruments with average time deposits representing 48.5% of interest-bearing liabilities in 2007 compared to 39.7% in 2006.

Other Income

Other income for the three months ended June 30, 2007 totaled $857,000 a decrease of $146,000 compared to $1,003,000 for the similar period in 2006. The decrease was principally due to $107,000 of gains on the sale of mortgage loans and servicing rights in 2006 compared to $1,000 in such gains in the 2007 period. Service charges on deposits decreased $19,000 as a result of the growth in checking account products with no monthly service fee.

Other Expenses

Other expense totaled $2,847,000 for the three months ended June 30, 2007 compared to $2,841,000 for the similar period in 2006. Salaries and employee benefits decreased $18,000 due to lower employee stock ownership plan expense of $150,000 partially offset by higher 401k expense of $40,000 and stock option expense of $34,000. Occupancy and equipment expenses increased $46,000 principally due to the costs associated with the Tannersville branch which opened in December 2006. The Company also recorded a $40,000 loss (included in Other) on a fraudulent check claim from another financial institution in 2006 with no similar expense in 2007.

Income Tax Expense

Income tax expense totaled $671,000 for the three months ended June 30, 2007, for an effective tax rate of 29.9% compared to $660,000 and an effective tax rate of 30.9% for the similar period in 2006. The decrease in the marginal rate was due in part to a higher level of tax exempt income.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax Equivalent Basis, dollars in thousands)

	Six Months Ended June 30,
	2007			2006
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,734	$97	5.20%	$3,252	$82	5.04%
Interest bearing deposits with banks	533	14	5.25	123	3	4.88
Securities held-to-maturity(1)	955	42	8.80	1,007	46	9.14
Securities available for sale:
Taxable	97,717	2,140	4.38	99,096	1,759	3.55
Tax-exempt	18,333	528	5.76	18,038	494	5.48
Total securities available for sale (1)	116,050	2,668	4.60	117,134	2,253	3.85
Loans receivable (4) (5)	320,013	11,797	7.37	293,156	10,226	6.98
Total interest earning assets	441,285	14,618	6.63	414,672	12,610	6.08
Non-interest earning assets:
Cash and due from banks	8,273			8,458
Allowance for loan losses	(3,873)			(3,742)
Other assets	17,216			16,911
Total non-interest earning assets	21,616			21,627
Total Assets	$462,901			$436,299
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$88,766	893	2.01	$99,113	809	1.63
Savings	46,030	107	0.46	52,148	120	0.46
Time	173,315	3,960	4.57	135,595	2,399	3.54
Total interest bearing deposits	308,111	4,960	3.22	286,856	3,328	2.32
Short-term borrowings	21,093	461	4.37	17,494	350	4.00
Other borrowings	21,619	527	4.88	27,840	713	5.12
Total interest bearing liabilities	350,823	5,948	3.39	332,190	4,391	2.64
Non-interest bearing liabilities:
Demand deposits	54,542			52,373
Other liabilities	4,432			2,912
Total non-interest bearing liabilities	58,974			55,285
Stockholders’ equity	53,104			48,824
Total Liabilities and Stockholders’ Equity	$462,901			$436,299

Net interest income (tax equivalent basis)		8,670	3.23%		8,219	3.44%
Tax-equivalent basis adjustment		(293)			(264)
Net interest income		$8,377			$7,955
Net interest margin (tax equivalent basis)			3.93%			3.96%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.

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

Increase/(Decrease) Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$12	$3	$15
Interest bearing deposits with banks	11	—	11
Securities held to maturity	(2)	(2)	(4)
Securities available for sale:
Taxable	(71)	452	381
Tax-exempt securities	8	26	34
Total securities	(63)	478	415
Loans receivable	970	601	1,571
Total interest earning assets	928	1,080	2,008

Interest bearing liabilities:
Interest-bearing demand and money market	(207)	291	84
Savings	(16)	3	(13)
Time	762	799	1,561
Total interest bearing deposits	539	1,093	1,632
Short-term borrowings	77	34	111
Other borrowings	(153)	(33)	(186)
Total interest bearing liabilities	463	1,098	1,557
Net interest income (tax-equivalent basis)	$465	$(14)	$451

Comparison of Operating Results for Six Months Ended June 30, 2007 and June 30, 2006

General

Net income for the six months ended June 30, 2007 totaled $3,033,000, increasing $224,000, or 8.0% over the $2,809,000 earned in the similar period in 2006. Basic and diluted earnings per share were $1.09 and $1.07, respectively, in the 2007 period compared to $1.00 and $.98, respectively, for the similar period in 2006. The resulting annualized return on average assets for the six months ended June 30, 2007 was 1.32%, with an annualized return on average equity of 11.52% as compared to 1.30% and 11.60% for the 2006 period.

The following table sets forth changes in net income:

Six Months Ended
June 30, 2007 to June 30, 2006
(dollars in thousands)
Net income six months ended June 30, 2006	$2,809

Change due to:
Net interest income	422
Provision for loan losses	20
Net realized gains on sales of securities	(6)
Gains on sales of mortgage loans and servicing rights	(99)
All other income	29
Salaries and employee benefits	(73)
All other expenses	(28)
Income tax effect	(41)

Net income six months ended June 30, 2007	$3,033

Net Interest Income

Net interest income on an fte basis totaled $8,670,000 for the six months ended June 30, 2007, an increase of $451,000 or 5.5% over the similar period in 2006. The fte net interest spread and net interest margin were 3.23% and 3.93%, respectively, compared to 3.44% and 3.96% respectively for the 2006 period.

Interest income (fte) totaled $14,618,000 with an average yield of 6.63% for the six months ended June 30, 2007 increasing from $12,610,000 and 6.08% for the similar period in 2006. The increase was principally due to loan growth and the increase in yields on loans and investments. For the 2007 period, average loans totaled $320.0 million and represented 72.5% of average earning assets compared to $293.2 million and 70.7% of total average earning assets for the 2006 period. The average yield on loans also increased to 7.37% for the 2007 period from 6.98% for the similar period in 2006. The increase in yield was principally due to a higher prime rate of interest which averaged 8.25% in 2007 compared to 7.65% for the similar period in 2006. The increase in prime rate increases the yield on the Company’s floating rate commercial loan portfolio and on home equity lines of credit. In addition, the yield on the securities available for sale portfolio increased 75 basis points to 4.60% in the 2007 period. The increase is principally due to lower yielding securities maturing with the proceeds reinvested at higher yields.

Interest expense for the six months ended June 30, 2007 totaled $5,948,000 at an average cost of 3.39% increasing from $4,391,000 and 2.64% for the similar period in 2006. As a result of the increase in short-term interest rates, the Company has increased rates paid on money market accounts and short-term time deposits. The cost of time deposits averaged 4.57% for the current period compared to 3.54% for the similar period in 2006. Deposits have also shifted to higher costing instruments with average time deposits representing 49.4% of interest-bearing liabilities in 2007 compared to 40.8% in 2006.

Other Income

Other income totaled $1,751,000 for the six months ended June 30, 2007 compared to $1,827,000 for the similar period in 2006. The decrease was principally due to a lower level of gains on mortgage loans and servicing rights, $8,000 in 2007 and $107,000 in 2006. This was partially offset by a $46,000 increase in income from fiduciary activities reflecting higher estate fees.

Other Expenses

Other expenses for the six months ended June 30, 2007 totaled $5,708,000 an increase of $101,000 or 1.8% over the similar period in 2006. Salaries and employee benefit expense increased $73,000 as lower ESOP expense of $295,000 was offset by higher stock option costs, $116,000, 401k expense, $91,000, and full time salary expense $98,000. The 2007 period includes $183,000 in costs related to the Tannersville Branch which opened in December 2006. The Company incurred a $50,000 robbery loss and $40,000 loss related to a fraudulent check, included in other, in the 2006 period.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes Wayne Bank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007. It anticipates that the credit will be depleted in the fourth quarter of 2008. Accordingly, Wayne Bank will begin to recognize the FDIC assessment cost at that time.

Income Tax Expense

Income tax expense totaled $1,282,000 for an effective tax rate of 29.7% for the six months ended June 30, 2007 compared to $1,241,000 and an effective tax rate of 30.6% for the similar period in 2006. The decrease in the effective tax rate is principally due to higher level of tax exempt income in the 2007 period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2007, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of June 30, 2007, the Bank had a positive 90 day interest sensitivity gap of $28.1 million or 5.9% of total assets, increasing from $24 million, 5.3% of total assets as of December 31, 2006. The change was principally due to a $5.9 million increase in federal funds sold. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2007
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$9,581	$—	$—	$—	$9,581
Securities	15,954	28,553	31,883	40,864	117,254
Loans Receivable	95,920	51,122	71,085	103,527	321,654
Total RSA	121,455	79,675	102,968	144,391	448,489

Non-maturity interest-bearing deposits	22,299	24,596	64,520	31,413	142,828
Time deposits	57,643	83,885	21,191	7,757	170,476
Other	13,419	11,170	17,558	—	42,147
Total RSL	93,361	119,651	103,269	39,170	355,451

Interest Sensitivity Gap	$28,094	$(39,976)	$(301)	$105,221	$93,038
Cumulative gap	28,094	(11,882)	(12,183)	93,038
RSA/RSL-Cumulative	130.1%	94.4%	96.1%	126.2%
December 31, 2006
Interest Sensitivity Gap	$23,962	$(34,427)	$8,813	$91,169	$89,517
Cumulative gap	23,962	(10,465)	(1,652)	89,517
RSA/RSL-Cumulative	126.5%	94.9%	99.5%	126.3%

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T. Control Procedures

See Item 4 above

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

April 1 – April 30, 2007	80	$31.50	—	—
May 1 – May 31, 2007	16,000	33.00	16,000	71,863
June 1 – June 30, 2007	6,300	33.00	6,300	65,563
	22,380	$32.99	22,300	65,563

(1) Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchase of shares from terminated participants.

(2) On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 140,700 shares) in the open market.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 24, 2007. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2009.

	FOR	WITHHELD
Richard L. Snyder	2,283,600	23,081
Ralph A. Matergia	2,273,308	33,643

There were no abstentions or broker non-votes.

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2007.

FOR	AGAINST	ABSTAIN
2,285,165	14,447	7,068

There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

(a)	3(i)	Articles of Incorporation of Norwood Financial Corp.*
	3(ii)	Bylaws of Norwood Financial Corp.*
	4.0	Specimen Stock Certificate of Norwood Financial Corp.*
	10.1	Amended Employment Agreement with William W. Davis, Jr.**
	10.2	Amended Employment Agreement with Lewis J. Critelli **
	10.3	Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
	10.4	Wayne Bank Stock Option Plan*
	10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
	10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli****
	10.7	Salary Continuation Agreement between the Bank and Edward C. Kasper****
	10.8	1999 Directors Stock Compensation Plan***
	10.9	Salary Continuation Agreement between the Bank and Joseph A. Kneller****
	10.10	Salary Continuation Agreement between the Bank and John H. Sanders****
	10.11	2006 Stock Option Plan*****

10.12	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.******
10.13	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli******
10.14	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper******
10.15	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller******
10.16	First and Second Amendments to Salary Continuation Agreement with John H. Sanders******
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32	Section 1350 Certification (Chief Executive Officer)

___________________________

*	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

**	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 8-K filed with the Commission on March 6, 2006.

***	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 20, 2000.

****	Incorporated herein by reference to the identically numbered exhibits to Registrant’s Form 10-K filed with the Commission on March 2, 2006.

*****	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Date: August 14, 2007	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2007	By:	/s/ Lewis J. Critelli
Lewis J. Critelli Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)