Form 10-Q
period 2007-09-30
NORWOOD FINANCIAL CORP
filed 2007-11-13
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 13, 2007
Common stock, par value $0.10 per share	2,767,959

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$8,656	$9,450
Interest bearing deposits with banks	218	67
Cash and cash equivalents	8,874	9,517

Securities available for sale	118,736	112,912
Securities held to maturity, fair value 2007: $723, 2006: $971	705	954
Loans receivable (net of unearned income)	328,582	315,567
Less: Allowance for loan losses	3,979	3,828
Net loans receivable	324,603	311,739
Investment in FHLB Stock, at cost	1,989	1,687
Bank premises and equipment, net	5,764	6,020
Bank owned life insurance	7,694	7,479
Accrued interest receivable	2,417	2,129
Other assets	2,084	1,919
TOTAL ASSETS	$472,866	$454,356

LIABILITIES
Deposits:
Non-interest bearing demand	$60,880	$53,856
Interest bearing	306,673	304,247
Total deposits	367,553	358,103
Short-term borrowings	22,628	22,736
Other borrowings	23,000	13,000
Accrued interest payable	2,590	2,894
Other liabilities	2,375	5,392
TOTAL LIABILITIES	418,146	402,125

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	10,203	10,149
Retained earnings	46,046	43,125
Treasury stock at cost: 2007: 72,913 shares, 2006: 43,721 shares	(2,237)	(1,283)
Accumulated other comprehensive income (loss)	424	(44)
TOTAL STOCKHOLDERS’ EQUITY	54,720	52,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$472,866	$454,356

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME

Loans receivable, including fees	$6,054	$5,506	$17,772	$15,651
Securities	1,370	1,105	3,866	3,221
Other	33	36	144	121
Total interest income	7,457	6,647	21,782	18,993

INTEREST EXPENSE
Deposits	2,489	2,032	7,449	5,360
Short-term borrowings	195	235	656	585
Other borrowings	281	278	808	991
Total interest expense	2,965	2,545	8,913	6,936
NET INTEREST INCOME	4,492	4,102	12,869	12,057
PROVISION FOR LOAN LOSSES	90	45	195	170
NET INTEREST INCOME AFTER PROVSION FOR LOAN LOSSES	4,402	4,057	12,674	11,887

OTHER INCOME
Service charges and fees	635	616	1,876	1,850
Income from fiduciary activities	117	89	335	261
Net realized gains on sales of securities	--	45	15	66
Gain on sale of loans and servicing rights	8	3	16	110
Other	153	141	422	434
Total other income	913	894	2,664	2,721

OTHER EXPENSES
Salaries and employee benefits	1,432	1,482	4,367	4,344
Occupancy, furniture & equipment, net	400	329	1,231	1,078
Data processing related	173	185	515	511
Taxes, other than income	54	110	293	334
Professional fees	75	62	258	279
Other	653	562	1,831	1,791
Total other expenses	2,787	2,730	8,495	8,337

INCOME BEFORE INCOME TAXES	2,528	2,221	6,843	6,271
INCOME TAX EXPENSE	722	699	2,004	1,940
NET INCOME	$1,806	$1,522	$4,839	$4,331

BASIC EARNINGS PER SHARE	$0.65	$0.54	$1.74	$1.55

DILUTED EARNINGS PER SHARE	$0.64	$0.53	$1.71	$1.52

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2005	2,705,715	$270	$5,648	$43,722	$(633)	$(127)	$(772)	$48,108
Comprehensive Income:
Net Income				4,331				4,331
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects							483	483

Total comprehensive income								4,814

Cash dividends declared, $.62 per share				(1,727)				(1,727)
5% Stock dividend	135,157	14	4,121	(4,139)				(4)
Acquisition of treasury stock					(671)			(671)
Stock options exercised			(26)		58			32
Tax benefit of stock options exercised			1					1
Compensation expense related to stock options			85					85
Release of earned ESOP shares			294			127		421
Balance, September 30, 2006	2,840,872	$284	$10,123	$42,187	$(1,246)	$-	$(289)	$51,059

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2006	2,840,872	$284	$10,149	$43,125	$(1,283)	$(44)	$52,231
Comprehensive Income:
Net Income				4,839			4,839
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						468	468

Total comprehensive income							5,307

Cash dividends declared, $.69 per share				(1,918)			(1,918)
Acquisition of treasury stock					(1,385)		(1,385)
Stock options exercised			(243)		431		188
Tax benefit of stock options exercised			98				98
Compensation expense related to stock options			199				199
Balance September 30, 2007	2,840,872	$284	$10,203	$46,046	$(2,237)	$424	$54,720

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,839	$4,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	195	170
Depreciation	425	372
Amortization of intangible assets	39	39
Deferred income taxes	207	145
Net amortization of securities premiums and discounts	101	243
Net realized gain on sales of securities	(15)	(66)
Earnings on life insurance policies	(215)	(197)
Net gain on sale of mortgage loans and servicing rights	(16)	(110)
Gain on sale of bank premises and equipment and foreclosed real estate	—	(5)
Mortgage loans originated for sale	(801)	(572)
Proceeds from sale of mortgage loans and servicing rights	817	682
Release of ESOP shares	—	421
Compensation expense related to stock options	199	85
Decrease (increase) in accrued interest receivable and other assets	(651)	613
Increase (decrease) in accrued interest payable and other liabilities	(3,549)	676
Net cash provided by operating activities	1,575	6,828

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	74	96
Proceeds from maturities and principal reductions on mortgage-backed securities	37,761	20,616
Purchases	(43,046)	(16,750)
Securities held to maturity- proceeds from calls	250	505
Net increase in investment in FHLB stock	(302)	(14)
Net increase in loans	(13,107)	(22,910)
Purchase of bank premises and equipment	(169)	(468)
Proceeds from sale of bank premises and equipment and foreclosed real estate	—	29
Net cash used in investing activities	(18,539)	(18,896)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,450	24,003
Net decrease in short-term borrowings	(108)	(3,294)
Proceeds from (repayments of) other borrowings	10,000	(5,000)
Tax benefit of stock options exercised	98	1
Stock options exercised	188	32
Acquisition of treasury stock	(1,385)	(671)
Cash dividends paid	(1,922)	(1,704)
Net cash provided by financing activities	16,321	13,366
Increase (decrease) in cash and cash equivalents	(643)	1,298

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,517	9,816
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,874	$11,114

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the results of operations and financial position of the Company. The operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future interim period.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic EPS weighted average shares outstanding	2,773	2,794	2,783	2,794
Dilutive effect of stock options	46	59	52	58
Diluted EPS weighted average shares outstanding	2,819	2,853	2,835	2,852

3. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) replaces Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires that the fair value of share-based payment transactions be recognized as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments is estimated using the Black-Scholes option-pricing model. The Company adopted Statement No. 123(R) effective January 1, 2006, using the modified-prospective transition method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. All outstanding options as of December 31, 2005 were fully vested. The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, all of which have a twelve month vesting period. As of September 30, 2007, there was approximately $48,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2007.

No stock options were granted during the nine months ended September 30, 2007.   A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2007	183,645	$21.81	6.0	Yrs.	$1,780
Exercised	(14,384)	12.91
Outstanding at September 30, 2007	169,261	$22.57	5.8		$1,723
Exerciseable at September 30, 2007	146,761	$21.19	6.0		$1,697

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $284,000, cash received from such exercises was $188,000 and the tax benefit recognized was $98,000.

4. New Borrowings

In January 2007 the company borrowed $10 million in the form of a convertible note from the Federal Home Loan Bank of Pittsburgh (FHLB). The note has a ten year term and has a fixed interest rate of 4.71% for three years. The convertible note contains an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month LIBOR plus 16 basis points. If the note is converted, the Company has the option to put the funds back to the FHLB without penalty.

5. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

Cash payments for interest for the nine months ended September 30, 2007 and 2006 were $9,218,000 and $6,340,000 respectively. Cash payments for income taxes in 2007 were $1,966,000 compared to $1,873,000 in 2006. Non-cash investing activities for 2007 and 2006 included foreclosed mortgage loans and repossession of other assets of $47,000 and $111,000, respectively.

6. Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Unrealized holding gains on available for sale securities	$1,123	$1,285	$715	$799

Reclassification adjustment for gains realized in net income	-	(45)	(15)	(66)

Net unrealized gains	1,123	1,240	700	733
Income tax	380	423	232	250
Other comprehensive income	$743	$817	$468	$483

7. Off-Balance Sheet Financial Instruments and Guarantees

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2007	2006

Commitments to grant loans	$15,687	$15,993
Unfunded commitments under lines of credit	31,911	34,507
Standby letters of credit	2,751	7,290

	$50,349	$57,790

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2007 for guarantees under standby letters of credit issued is not material.

8. New Accounting Pronouncements

In April 2007, the FASB directed the FASB Staff to issue FSP No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (“FSP FIN 39-1”). FSP FIN 39-1 modifies FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We are evaluating the effect of adopting FSP FIN 39-1 on our Consolidated Financial Statements.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” (SFAS “156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The adoption of SFAS 156 did not have a significant effect on the consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprises’s financial statements in accordance with FASB Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the nine months ended September 30, 2007. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Federal income taxes” in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended September 30, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS

No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

On September 7, 2006, the Task Force reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”). The Scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITC 06-5 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company is evaluating the potential impact of this guidance on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement 157 applies to all accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

                In June 2007, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognitions for agreements entered into after December 31, 2007. We do not expect the adoption of EITF 07-3 to have a significant impact on our consolidated financial statements.

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

The Company adopted SFAS No. 123(R) “Share-Based Payment” as of January 1, 2006, which requires that transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company is the grant date. The Norwood Financial Corp 2006 Stock Option Plan was approved on April 25, 2006 and the Company granted 47,700 options during 2006. For the three and nine months ended September 30, 2007, salaries and employee benefit expense includes $48,000 and $199,000 related to the adoption of Statement No. 123(R) and $51,000 and $85,000 for the three and nine months ended September 30, 2006.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses at September 30, 2007 and December 31, 2006 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of September 30, 2007 were $472.9 million compared to $454.4 million as of December 31, 2006, an increase of $18.5 million, or 4.1%. The increase reflects a $13.0 million increase in loans receivable and a $5.8 million increase in securities available for sale, funded by a $9.5 million increase in deposits and a $10 million increase in other borrowings.

Securities

The fair value of securities available for sale as of September 30, 2007 was $118.7 million compared to $112.9 million as of December 31, 2006. The Company purchased $43.0 million of securities principally using the proceeds from $38.0 million of securities called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-For-Sale and Held-to-Maturity) consisted of the following:

	September 30, 2007		December 31, 2006
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$43,555	36.5%	$47,581	41.8%
States and political subdivisions	21,766	18.2	17,419	15.3
Corporate securities	2,978	2.5	8,439	7.4
Mortgage-backed securities	49,591	41.5	38,652	33.9
Equity securities	1,551	1.3	1,775	1.6
Total	$119,441	100.0%	$113,866	100.0%

The Company has securities in an unrealized loss position. In Management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company’s available-for-sale portfolio has an average repricing term of 2.9 years. Interest rates in the two to four year section of the treasury yield curve decreased during the nine months ended September 30, 2007, favorably impacting the fair value of individual securities. Management believes that the unrealized losses represent temporary impairment of the securities and are the result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable

Loans receivable totaled $328.6 million compared to $315.6 million as of December 31, 2006. Commercial real estate loans increased $6.3 million reflecting continued commercial growth in the Company’s market area. Commercial, financial and agricultural decreased $3.5 million principally due to seasonal pay downs in various lines of credit. The growth in residential real estate loans of $13.3 million has principally been in fixed rate first lien residential mortgages and home equity loans. The Company does not originate any non-traditional mortgage products such as interest-only loans or option adjustable-rate mortgages, does not participate in the sub-prime mortgage lending market, nor offer any terms over 30 years.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans	September 30, 2007		December 31, 2006
(dollars in thousands)

Real Estate-Residential	$127,131	38.7%	$113,783	36.0%
Commercial	133,970	40.7	127,640	40.4
Construction	18,126	5.5	18,955	6.0
Commercial, financial and agricultural	30,540	9.3	34,019	10.8
Consumer loans to individuals	19,087	5.8	21,520	6.8
Total loans	328,854	100.0%	315,917	100.0%

Deferred fees (net)	(272)		(350)
	328,582		315,567
Allowance for loan losses	(3,979)		(3,828)
Net loans receivable	$324,603		$311,739

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Balance, beginning	$3,900	$3,794	$3,828	$3,669
Provision for loan losses	90	45	195	170
Charge-offs	(16)	(34)	(83)	(84)
Recoveries	5	23	39	73
Net charge-offs	(11)	(11)	(44)	(11)
Balance, ending	$3,979	$3,828	$3,979	$3,828

Allowance to total loans	1.21%	1.22%	1.21%	1.22%
Net charge-offs to average loans (annualized)	.01%	.01%	.02%	—

The allowance for loan losses totaled $3,979,000 as of September 30, 2007 and represented 1.21% of total loans compared to $3,828,000 and 1.21% as of December 31, 2006. The Company had net charge-offs of $44,000 for the nine months ended September 30, 2007 compared to $11,000 for the similar period in 2006. The charge-offs in 2007 were principally due to losses on repossessed automobiles. The provision for loan losses for the nine months ended September 30, 2007 was $195,000, compared to $170,000 for the similar period in 2006.

The Company assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan risk-rated classifications; large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2007 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

As of September 30, 2007, non-performing loans totaled $119,000, which is .04% of total loans compared to $409,000, or .13% of total loans at December 31, 2006. The Company resolved its largest non-performing loan in the third quarter of 2007 with full collection of principal, interest and fees. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	September 30, 2007		December 31, 2006
(dollars in thousands)
Loans accounted for on a non accrual basis:
Commercial and all other	$—		$—
Real Estate	114		392
Consumer	2		17
Total	116		409

Accruing loans which are contractually
past due 90 days or more	3		—
Total non-performing loans	119		409
Foreclosed real estate	—		—
Total non-performing assets	$119		$409

Allowance for loan losses	$3,979		$3,828

Allowance for loan losses coverage of non-performing loans	33.4	x	9.4	x
Non-performing loans to total loans	.04%		.13%
Non-performing assets to total assets	.03%		.09%

Deposits

Total deposits as of September 30, 2007 were $367.6 million increasing from $358.1 million as of December 31, 2006. The increase of $9.5 million was used to fund loan growth. The increase in non-interest bearing demand deposits of $7.0 million and money market accounts of $4.7 million is due in part to new commercial accounts and seasonality of certain corporate and municipal accounts.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)	September 30, 2007	December 31, 2006

Non-interest bearing demand	$60,880	$53,856
Interest bearing demand	38,367	36,600
Money Market	54,779	50,048
Savings	44,451	45,144
Time deposits <$100,000	115,000	115,719
Time deposits >$100,000	54,076	56,736

Total	$367,553	$358,103

Short-term Borrowings

Short-term borrowings as of September 30, 2007 totaled $22.6 million compared to $22.7 million as of December 31, 2006.

Short-term borrowings consist of the following:

(dollars in thousands)	September 30, 2007	December 31, 2006

Securities sold under agreements to repurchase	$18,879	$21,736
Federal Funds Purchased	2,750	-
U.S. Treasury demand notes	999	1,000
	$22,628	$22,736

Other Borrowings

Other borrowings consist of notes from the Federal Home Loan Bank of Pittsburgh as detailed in the following: (dollars in thousands)

	September 30, 2007	December 31, 2006
Fixed rate note due April 2008 at 4.17%	$5,000	$5,000
Convertible note due April 2009 at 5.53%	5,000	5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due January 2017 at 4.71%	10,000	—
	$23,000	$13,000

The convertible notes contain an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month LIBOR plus 11 to 16 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB without penalty.

Off-Balance Sheet Arrangements

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Commitments to grant loans	$15,687	$12,611
Unfunded commitments under lines of credit	31,911	34,152
Standby letters of credit	2,751	7,215

	$50,349	$53,978

Stockholders’ Equity and Capital Ratios

At September 30, 2007, total stockholders’ equity totaled $54.7 million, compared to $52.2 million as of December 31, 2006. The net change in stockholders’ equity was primarily due to $4,839,000 in net income, that was partially offset by $1,918,000 of cash dividends declared and $1,385,000 in treasury stock purchased. In addition, accumulated other comprehensive income increased $468,000 due to an increase in fair value of securities in the available for sale portfolio. This increase in fair value is the result of a change in interest rates, which may impact the fair value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30, 2007	December 31, 2006
Tier 1 Capital
(To average assets)	11.55%	11.43%
Tier 1 Capital
(To risk-weighted assets)	16.27%	15.67%
Total Capital
(To risk-weighted assets)	17.60%	16.99%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of September 30, 2007 and December 31, 2006.

Liquidity

As of September 30, 2007, the Company had cash and cash equivalents of $8.9 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $118.7 million which could be used for liquidity needs. This totals $127.6 million and represents 27.0% of total assets compared to $122.4 million and 26.9% of total assets as of December 31, 2006. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2007 and December 31, 2006. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at September 30, 2007 and December 31, 2006. The Company has a line of credit commitment available from PNC Bank for $12,000,000, of which $2,750,000 and -0- was outstanding as of September 30, 2007 and December 31, 2006, respectively. The Company also has line of credit commitments available from Atlantic Central Bankers Bank for $7,000,000 and Wachovia Bank for $2,000,000. There were no borrowings under these lines at September 30, 2007 and December 31, 2006.

The Bank’s maximum borrowing capacity with the FHLB totals approximately $233 million of which $23 million was outstanding at September 30, 2007 and $13 million was outstanding at December 31, 2006. Advances from the FHLB are secured by qualifying assets of the Bank.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax Equivalent Basis, dollars in thousands)

	Three Months Ended September 30,
	2007			2006
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$1,907	$26	5.45%	$2,801	$35	5.00%
Interest bearing deposits with banks	581	7	4.82	71	1	5.63
Securities held-to-maturity(1)	708	17	9.60	954	22	9.22
Securities available for sale:
Taxable	98,780	1,181	4.78	100,510	945	3.76
Tax-exempt	19,761	239	4.84	16,520	221	5.35
Total securities available for sale (1)	118,541	1,420	4.79	117,030	1,166	3.99
Loans receivable (4)(5)	325,352	6,092	7.49	305,081	5,554	7.28
Total interest earning assets	447,089	7,562	6.77	425,937	6,778	6.37
Non-interest earning assets:
Cash and due from banks	7,753			9,219
Allowance for loan losses	(3,938)			(3,820)
Other assets	17,606			16,967
Total non-interest earning assets	21,421			22,366
Total Assets	$468,510			$448,303
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$93,153	489	2.10	$99,693	461	1.85
Savings	47,612	56	0.47	49,330	58	0.47
Time	169,363	1,944	4.59	145,595	1,513	4.16
Total interest bearing deposits	310,128	2,489	3.21	294,618	2,032	2.76
Short-term borrowings	18,477	195	4.22	20,646	235	4.55
Other borrowings	23,000	281	4.89	20,793	278	5.35
Total interest bearing liabilities	351,605	2,965	3.37	336,057	2,545	3.03
Non-interest bearing liabilities:
Demand deposits	58,531			58,392
Other liabilities	4,472			3,792
Total non-interest bearing liabilities	63,003			62,184
Stockholders’ equity	53,902			50,062
Total Liabilities and Stockholders’ Equity	$468,510			$448,303

Net interest income (tax equivalent basis)		4,597	3.39%		4,233	3.34%
Tax-equivalent basis adjustment		(105)			(131)
Net interest income		$4,492			$4,102
Net interest margin (tax equivalent basis)			4.11%			3.98%

(1) (2)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%. Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease) Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(27)	$18	$(9)
Interest bearing deposits with banks	7	(1)	6
Securities held to maturity	(11)	6	(5)
Securities available for sale:
Taxable	(108)	344	236
Tax-exempt securities	126	(108)	18
Total securities	18	236	254
Loans receivable	376	162	538
Total interest earning assets	363	421	784

Interest bearing liabilities:
Interest-bearing demand and money market	(154)	182	28
Savings	(2)	-	(2)
Time	263	168	431
Total interest bearing deposits	107	350	457
Short-term borrowings	(24)	(16)	(40)
Other borrowings	107	(104)	3
Total interest bearing liabilities	190	230	420
Net interest income (tax-equivalent basis)	$173	$191	$364

Comparison of Operating Results for Three Months Ended September 30, 2007 and September 30, 2006

General

For the three months ended September 30, 2007, net income totaled $1,806,000, an increase of $284,000, or 18.7% over the $1,522,000 earned in the similar period of 2006. Earnings per share for the current period were $.65 basic and $.64 on a diluted basis compared to $.54 basic and $.53 on a diluted basis for the three months ended September 30, 2006. The resulting annualized return on average assets and return on average equity for the three months ended September 30, 2007 were 1.53% and 13.29%, respectively, compared to 1.35% and 12.06% respectively, for the similar period in 2006.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended September 30, 2007 to September 30, 2006

Net income three months ended September 30, 2006	$1,522

Change due to:
Net interest income	390
Provision for loan losses	(45)
Net realized gains on sales of securities	(45)
Gains on sale of mortgage loans and servicing rights	5
All other income	59
Salaries and employee benefits	50
All other expenses	(107)
Income tax effect	(23)

Net income three months ended September 30, 2007	$1,806

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2007 totaled $4,597,000, an increase of $364,000, or 8.6%, over the similar period in 2006. The fte net interest spread and net interest margin were 3.39% and 4.11%, respectively, compared to 3.34% and 3.98%, respectively for the three months ended September 30, 2006. The increase in the net interest margin was principally due to an increase in the yield on the securities available for sale portfolio, 80 basis points; a $20.3 million increase in the loan portfolio with a 21 basis point increase in its yield and the collection of $54,000 of delinquent interest. This offset the 45 basis point increase in the cost of deposits, due in part to a $23.8 million increase in time deposits.

Interest income totaled $7,562,000 with an fte yield of 6.77% for the three months ended September 30, 2007 increasing from $6,778,000 and 6.37% for the similar period in 2006. Average loans increased $20.3 million and represented 72.8% of average earning assets compared to 71.6% for the 2006 period. The average yield on the loan portfolio also increased to 7.49% in the current period compared to 7.28% for the similar period in 2006. A portion of the increase, 7 basis points, was attributable to the collection of delinquent interest. The prime rate of interest decreased 50 basis points on September 18, 2007 to 7.75%. Going forward, this decrease will impact the Bank’s floating rate loan portfolio, which totaled $76.2 million as of September 30, 2007. The yield on securities available for sale portfolio increased 80 basis points to 4.79% in the current period. The increase is due to lower yielding securities maturing with the proceeds reinvested at higher yields.

Interest expense for the three months ended September 30, 2007 totaled $2,965,000 at an average cost of 3.37% increasing from $2,545,000 and 3.03% for the similar period in 2006. The increase was principally related to a $23.8 million increase in time deposits accompanied by a 43 basis point increase in cost of time deposits to 4.59%. The increase in cost was due to lower yielding time deposits maturing then repricing at higher costs. Deposits have continued to shift to higher costing instruments with average time deposits representing 48.2% of interest-bearing liabilities in 2007 compared to 43.3% in 2006.

Other Income

Other income for the three months ended September 30, 2007 totaled $913,000 compared to $894,000 for the similar period in 2006. The increase was principally due to an increase of $28,000 of income from fiduciary activities related to higher estate fees and growth in assets under management. Service charges and fees increased $19,000 reflecting higher levels of debit card activity, and letter of credit fees. There were no realized gains on the sales of securities for the 2007 period compared to $45,000 for the similar period in 2006.

Other Expenses

Other expenses for the three months ended September 30, 2007 totaled $2,787,000, an increase of $57,000 compared to $2,730,000 for the similar period of 2006. Salaries and employee benefit costs decreased $50,000 due to lower ESOP expense of $148,000, offset by an increase of $40,000 in 401k expense and $34,000 related to incentives. Occupancy and equipment expense increased $71,000 reflecting costs related to the new Tannersville office. In the 2007 period the Company made $75,000 in charitable contributions (included in Other) which qualified for $67,500 in Pennsylvania Educational Improvement Tax Credit (included in Taxes, other than income).

Income Tax Expense

Income tax expense totaled $722,000 for the three months ended September 30, 2007 for an effective tax rate of 28.6% compared to $699,000 and an effective tax rate of 31.5% for the similar period in 2006. The decrease in effective tax rate was due to a higher level of tax-exempt income.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax Equivalent Basis, dollars in thousands)

	Nine Months Ended September 30,
	2007			2006
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,118	$123	5.26%	$3,100	$118	5.08%
Interest bearing deposits with banks	549	21	5.10	106	3	3.77
Securities held-to-maturity(1)	871	59	9.03	989	68	9.17
Securities available for sale:
Taxable	98,076	3,321	4.51	99,573	2,704	3.62
Tax-exempt	18,814	767	5.44	17,526	715	5.44
Total securities available for sale (1)	116,890	4,088	4.66	117,099	3,419	3.89
Loans receivable (4)(5)	321,812	17,889	7.41	297,175	15,780	7.08
Total interest earning assets	443,240	22,180	6.67	418,469	19,388	6.18
Non-interest earning assets:
Cash and due from banks	8,098			8,713
Allowance for loan losses	(3,895)			(3,769)
Other assets	17,348			16,931
Total non-interest earning assets	21,551			21,875
Total Assets	$464,791			$440,344
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$90,244	1,382	2.04	$99,308	1,270	1.71
Savings	46,563	163	0.47	51,198	178	0.46
Time	171,983	5,904	4.58	138,965	3,912	3.75
Total interest bearing deposits	308,790	7,449	3.22	289,471	5,360	2.47
Short-term borrowings	20,211	656	4.33	18,557	585	4.20
Other borrowings	22,084	808	4.88	25,465	991	5.19
Total interest bearing liabilities	351,085	8,913	3.38	333,493	6,936	2.77
Non-interest bearing liabilities:
Demand deposits	55,886			54,402
Other liabilities	4,447			3,208
Total non-interest bearing liabilities	60,333			57,610
Stockholders’ equity	53,373			49,241
Total Liabilities and Stockholders’ Equity	$464,791			$440,344

Net interest income (tax equivalent basis)		13,267	3.29%		12,452	3.40%
Tax-equivalent basis adjustment		(398)			(395)
Net interest income		$12,869			$12,057
Net interest margin (tax equivalent basis)			3.99%			3.97%

(1) (2) (3) (4) (5)

Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.

Average balances have been calculated based on daily balances.

Annualized.

Loan balances include non-accrual loans and are net of unearned income.

Loans yields inculde the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

Increase/(Decrease) Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$1	$4	$5
Interest bearing deposits with banks	17	1	18
Securities held to maturity	(8)	(1)	(9)
Securities available for sale:
Taxable	(67)	684	617
Tax-exempt securities	53	(1)	52
Total securities	(14)	683	669
Loans receivable	1,347	762	2,109
Total interest earning assets	1,343	1,449	2,792

Interest bearing liabilities:
Interest-bearing demand and money market	(176)	288	112
Savings	(17)	2	(15)
Time	1,036	956	1,992
Total interest bearing deposits	843	1,246	2,089
Short-term borrowings	53	18	71
Other borrowings	(126)	(57)	(183)
Total interest bearing liabilities	770	1,207	1,977
Net interest income (tax-equivalent basis)	$573	$242	$815

Comparison of Operating Results for Nine Months Ended September 30, 2007 and September 30, 2006

General

Net income for the nine months ended September 30, 2007 totaled $4,839,000, increasing $508,000, or 11.7% over the $4,331,000 earned in the similar period in 2006. Basic and diluted earnings per share were $1.74 and $1.71, respectively, in the 2007 period compared to $1.55 and $1.52, respectively, for the similar period in 2006. The resulting annualized return on average assets for the nine months ended September 30, 2007 was 1.39%, with an annualized return on average equity of 12.12% compared to 1.31% and 11.76% for the 2006 period.

The following table sets forth changes in net income:

Nine Months Ended
September 30, 2007 to September 30, 2006
(dollars in thousands)
Net income nine months ended September 30, 2006	$4,331

Change due to:
Net interest income	812
Provision for loan losses	(25)
Net realized gains on sales of securities	(51)
Gains on sales of mortgage loans and servicing rights	(94)
All other income	88
Salaries and employee benefits	(23)
All other expenses	(135)
Income tax effect	(64)

Net income nine months ended September 30, 2007	$4,839

Net Interest Income

Net interest income on an fte basis totaled $13,267,000 for the nine months ended September 30, 2007, an increase of $815,000 or 6.6% over the similar period in 2006. The fte net interest spread and net interest margin were 3.29% and 3.99%, respectively, compared to 3.40% and 3.97%, respectively, for the 2006 period.

Interest income (fte) totaled $22,180,000 with an average yield of 6.67% for the nine months ended September 30, 2007, increasing from $19,388,000 and 6.18% for the similar period in 2006. The increase was due to loan growth and an increase in the yield on investments and loans. For the 2007 period, average loans totaled $321.8 million and represented 72.6% of average earning assets compared to $297.2 million and 71.0% of total average earning assets for the 2006 period. The average yield on loans for the 2007 period was 7.41%, an increase of 33 basis points compared to the similar period in 2006. The increase in yield was principally due to a higher prime rate of interest in 2007, which averaged 8.22% compared to 7.85% for the similar period in 2006. The increase in prime rate increases the yield on the Company’s floating rate commercial loan portfolio and on home equity lines of credit. The yield on the securities available for sale portfolio increased 77 basis points to 4.66% for the nine months ended September 30, 2007. The increase in principally due to lower yielding securities maturing with the proceeds reinvested at higher yields.

Interest expense for the nine months ended September 30, 2007 totaled $8,913,000 at an average cost of 3.38% increasing from $6,936,000 and 2.77% for the similar period in 2006. As a result of an increase in short-term interest rates, the Company increased rates paid on money market accounts and short-term time deposits. The cost of time deposits averaged 4.58% for the current period compared to 3.75% for the similar period in 2006, as lower costing instruments matured and were repriced at higher interest rates. The deposit mix has also shifted to higher costing instruments with average time deposits representing 49.0% of interest-bearing liabilities in 2007 compared to 41.7% in 2006.

Other Income

Other income totaled $2,664,000 for the nine months ended September 30, 2007 decreasing $57,000 from $2,721,000 for the similar period in 2006. The decrease was principally due to a lower level of gains on sales of mortgage loans and servicing rights, $16,000 in 2007 compared to $110,000 in 2006, a decline of $94,000. This decrease was partially offset by a $74,000 increase in income from fiduciary activities reflecting higher estate fees and an increase in assets under management. Net realized gains on sales of securities also decreased $51,000 for the current period compared to 2006.

Other Expenses

Other expenses for the nine months ended September 30, 2007 totaled $8,495,000, an increase of $158,000, or 1.9% over the similar period in 2006. Salaries and employee benefit costs increased $23,000 as lower ESOP expense of $444,000 was offset by higher stock option costs of $116,000; an increase of $131,000 in 401k expense and higher full time salary expense of $137,000. The 2007 period includes $226,000 in costs related to the Tannersville Branch which opened in December 2006. The Company incurred a $50,000 robbery loss and $40,000 loss related to a fraudulent check, included in other, in the 2006 period.

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

Income Tax Expense

Income tax expense totaled $2,004,000 for an effective tax rate of 29.3% for the nine months ended September 30, 2007 compared to $1,940,000 and an effective tax rate of 30.9% for the similar period in 2006. The decrease in the effective tax rate is principally due to higher level of tax-exempt income in the 2007.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2007, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of September 30, 2007, the Bank had a positive 90 day interest sensitivity gap of $30.5 million or 6.4% of total assets, increasing from $24 million, 5.3% of total assets as of December 31, 2006. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on interest-earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. However, at one year time frame, the cumulative gap is negative, at ($14.9) million up from $(10.5) million at December 31, 2006, indicating that the Company has opportunities to reprice liabilities downward in a declining rate environment over the course of a year. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2007
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$218	$—	$—	$—	$218
Securities	19,608	27,128	42,431	30,274	119,441
Loans Receivable	96,285	47,102	76,488	108,707	328,582
Total RSA	116,111	74,230	118,919	138,981	448,241

Non-maturity interest-bearing deposits	22,025	23,458	62,494	29,620	137,597
Time deposits	47,340	84,941	28,410	8,384	169,075
Other	16,292	11,202	18,134	—	45,628
Total RSL	85,657	119,601	109,038	38,004	352,300

Interest Sensitivity Gap	$30,454	$(45,371)	$9,881	$100,977	$95,941
Cumulative gap	30,454	(14,917)	(5,036)	95,941
RSA/RSL-Cumulative	135.6%	92.7%	98.4%	127.2%
December 31, 2006
Interest Sensitivity Gap	$23,962	$(34,427)	$8,813	$91,169	$89,517
Cumulative gap	23,962	(10,465)	(1,652)	89,517
RSA/RSL-Cumulative	126.5%	94.9%	99.5%	126.3%

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

Item 4T. Controls and Procedures

See Item 4 above

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

July 1 – July 31, 2007	5,000	$31.00	5,000	60,563
August 1 – August 31, 2007	7,000	31.10	7,000	53,563
September 1 – September 30, 2007	-	-	-	53,563
	12,000	$31.06	12,000	53,563

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

NORWOOD FINANCIAL CORP.
Date: November 13, 2007	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2007	By:	/s/ Lewis J. Critelli
Lewis J. Critelli Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)