Form 10-K
period 2007-12-31
NORWOOD FINANCIAL CORP
filed 2008-03-14
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007,
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 0-28364

NORWOOD FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2828306
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (570) 253-1455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ NO ☐ YES

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ NO ☐ YES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

As of March 12, 2008, there were 2,740,149 shares outstanding of the registrant’s Common Stock.

The Registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.” The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2007, $32.75 per share, was $76,038,655 based on 2,321,791 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2007. (Parts I, II, and IV)
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.

FORM 10-K

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2007, the Company had total assets of $480.6 million, deposits of $370.0 million, and stockholders’ equity of $55.8 million. The Company’s ratio of average equity to average assets was 11.48%, 11.23% and 11.19% for fiscal years 2007, 2006 and 2005, respectively.

Wayne Bank is a Pennsylvania chartered commercial bank headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank. Wayne County Savings Bank changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Deposit Insurance Fund (“DIF”) as administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is regulated by the Pennsylvania Department of Banking (“PDB”) and the FDIC.

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

The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates twelve automated teller machines, one in each of its branch locations. The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Bank maintains a website at www.waynebank.com.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2007 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 20.9%, second in Pike County with 16.8%, and 10th in Monroe County with 2.0%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2007, the Bank had 112 full-time and 5 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. This includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The products include adjustable rate mortgages with terms up to 30 years which are retained and serviced through the Bank, fixed rate mortgage products which may be sold, servicing retained, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania, but is allowing this portfolio to run-off. At December 31, 2007, there were $11.6 million of indirect loans.

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

Consumer lending, including indirect financing provides benefits to the Bank’s asset/liability management program by reducing the Bank’s exposure to interest rate changes, due to their generally shorter terms. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending especially when unsecured or secured by collateral such as automobiles that depreciate rapidly. As a result, the Bank has de-emphasized the indirect lending product line.

Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors with requiring more owner equity, a lower loan to value ratio and by obtaining the personal guaranties of the principals. In addition, a majority of the Bank’s commercial real estate portfolio is owner occupied property.

Due to the type and nature of the collateral, consumer lending generally involves more credit risk when compared with residential real estate lending. Consumer lending collections are typically dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance. The remaining deficiency is usually turned over to a collection agency.

There are additional risks associated with indirect automobile lending since we must rely on the automobile dealer to provide accurate information to us and accurate disclosures to the borrowers. These loans are principally done on a non-recourse basis. We seek to mitigate these risks by only dealing with dealers with whom we have a long-standing relationship.

Loan Solicitation and Processing

The Bank has established various lending limits for its officers and also maintains an Officer Loan Committee to approve higher loan amounts. The loan committee is comprised of the President and Chief Executive Officer, Senior Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to set limits based on the type of loan and the collateral. Requests in excess of these limits must be submitted to the Directors’ Loan Committee or Board of Directors for approval. Additionally, the President and Chief Executive Officer, and the Senior Lending Officer and other officers have the authority to approve secured and unsecured loans up to amounts approved by the Board of Directors and maintained in the Bank’s Loan Policy. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Types of Loans. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2007		2006		2005		2004		2003
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Type of Loans:
Commercial, Financial and Agricultural	$29,159	8.8	$34,019	10.8	$26,755	9.2	$20,263	7.9	$17,022	7.3
Real Estate-Construction	20,404	6.2	18,955	6.0	5,944	2.0	4,890	1.9	5,904	2.5
Real Estate-Mortgage
Residential.	129,888	39.2	113,783	36.0	100,705	34.6	90,606	35.5	77,459	33.1
Commercial	133,593	40.3	127,640	40.4	133,495	45.8	111,164	43.6	96,276	41.1
Lease financing, net of unearned income	—	—	—	—	—	—	—	—	316.1
Consumer Loans to Individuals.	18,526	5.5	21,520	6.8	24,353	8.4	28,193	11.1	37,219	15.9
	331,570	100.0	315,917	100.0	291,252	100.0	255,116	100.0	234,196	100.0
Unearned income and deferred fees	(274)		(350)		(362)		(359)		(463)
Allowance for loan losses	(4,081)		(3,828)		(3,669)		(3,448)		(3,267)
	$327,215		$311,739		$287,221		$251,309		$230,466

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2007. Scheduled repayments are reported in the maturity category in which payment is due.

	Less than One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial, Financial and Agricultural	$10,210	$7,838	$11,111	$29,159
Real Estate - Construction	20,404	—	—	20,404

Total	$30,614	$7,838	$11,111	$49,563

Loans with fixed rates	$11,249	$5,444	$6,345	$15,518
Loans with floating rates	19,635	2,394	4,766	26,795
Total	$30,614	$7,838	$11,111	$49,563

Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. The Bank did not have any loans accounted for as troubled debt restructurings at the dates indicated. For the year ended December 31, 2007, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $6,000 of which $1,000 was collected.

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Non-accrual loans:
Commercial and all other	$—	$—	$—	$—	$—
Real estate	109	392	330	32	125
Consumer	2	17	11	8	—
Total	111	409	341	40	125

Accruing loans which are contractually past-due 90 days or more:
Commercial and all other	—	—	—	—	—
Real estate	49	—	—	5	—
Consumer	3	—	12	22	18
Total	52	—	12	27	18

Total non-performing loans	163	409	353	67	143
Foreclosed real estate	—	—	—	—	—
Total non-performing assets	$163	$409	$353	$67	$143
Total non-performing loans to total loans	.05%	.13%	.12%	.03%	.06%
Total non-performing loans to total assets	.03%	.09%	.08%	.02%	.04%
Total non-performing assets to total assets	.03%	.09%	.08%	.02%	.04%

The recorded investment in impaired loans, not requiring an allowance for loan losses was $3,208,000 and $290,000 at December 31, 2007 and 2006, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2007 and 2006. The related allowance for loan losses associated with these loans was $-0- at December 31, 2007 and 2006. For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in these impaired loans was $3,127,000, $286,000 and $316,000 and the interest income recognized on these impaired loans was $290,000, $1,000 and $11,000, respectively. The increase in impaired loans is due to two related credits, which are collateral dependent, with no required allowance. The loans were current as of December 31, 2007.

Potential Problem Loans. As of December 31, 2007, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)

Total loans receivable net of unearned income	$331,296	$315,567	$290,890	$254,757	$233,733
Average loans receivable	323,444	301,533	274,053	245,783	225,680

Allowance balance at beginning of period	$3,828	$3,669	$3,448	$3,267	$3,146

Charge-offs:
Commercial and all other	—	—	(4)	(19)	(121)
Real Estate	(4)	—	(6)	(10)	—
Consumer	(117)	(150)	(200)	(342)	(478)
Leases	—	—	—	(11)	(36)

Total	(121)	(150)	(210)	(382)	(635)

Recoveries:
Commercial and all other	—	18	12	13	5
Real Estate	2	2	18	8	24
Consumer	54	65	46	78	64
Leases	3	4	5	9	3

Total	59	89	81	108	96

Net Charge-offs	(62)	(61)	(129)	(274)	(539)

Provision Expense	315	220	350	455	660
Allowance balance at end of period	$4,081	$3,828	$3,669	$3,448	$3,267

Allowance for loan losses as a percent of total loans outstanding	1.23%	1.21%	1.26%	1.35%	1.40%

Net loans charged off as a percent of average loans outstanding	.02%	.02%	.05%	.11%	.24%

Allocation of the Allowance For Loan Losses. The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial, financial and agricultural	$413	8.8%	$505	10.8%	$427	9.2%	$337	7.9%	$291	7.3%
Real estate – construction	148	6.2	44	6.0	36	2.0	20	1.9	27	2.5
Real estate – mortgage	2,939	79.5	2,667	76.4	2,713	80.4	2,480	79.1	2,222	74.2
Consumer loans to individuals	362	5.5	388	6.8	442	8.4	483	11.1	634	15.9
Lease Financing	—	—	—	—	—	—	—	—	9.1
General Risk Allocation	219	—	224	—	51	—	128	—	84	—
Total	$4,081	100.0%	$3,828	100.0%	$3,669	100.0%	$3,448	100.0%	$3,267	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2007	2006	2005
	(dollars in thousands)
Securities: (carrying value)
U.S. Treasury Securities	$—	$—	$1,989
U.S. Government Agencies	41,508	47,581	51,996
State and political Subdivisions	22,622	17,419	21,175
Corporate Obligations	4,994	8,439	10,450
Mortgage-backed securities	54,082	38,652	29,954
Equity Securities	1,486	1,775	1,702
Total Securities	$124,692	$113,866	$117,266
Fair value of Securities	$124,708	$113,883	$117,294

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2007. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “one year or less.”

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)

U.S. Government Agencies	$5,988	3.68%	$20,247	4.93%	$15,273	5.47%	$—	—	$41,508	4.94%
State and political subdivision	2,168	3.50%	5,304	4.14%	6,345	6.12%	8,856	5.91%	22,622	5.33%
Corporate Obligations	999	3.28%	2,983	4.50%	1,012	5.25%	—	—	4,994	3.32%
Mortgage-backed Securities	1,394	4.05%	7,458	4.17%	7,673	5.40%	37,557	5.31%	54,082	4.71%
Equity Securities	1,486	3.22%	—	—	—	—	—	—	1,486	3.14%

Total Investment Securities	$11,984	3.60%	$35,992	4.62%	$30,303	5.58%	$46,413	5.43%	$124,692	4.83%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank participates in Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit and Automated Clearing House (ACH) activity. The Bank operates twelve automated teller machines and is affiliated with the STAR and surcharge-free MoneyPass  ATM networks. Internet banking including bill-pay is offered through the website at www.waynebank.com .

The following table sets forth information regarding deposit categories of the Company.

	2007		2006		2005
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$56,523	—%	$54,798	—%	$52,109	—%
Interest-bearing demand	36,594.10		39,472.10		44,026.10
Money Market	53,798	3.37	57,410	2.87	49,721	1.86
Savings	45,858.47		49,937.46		57,128.47
Time	172,986	4.57	146,344	3.96	128,704	2.82

Total	$365,759		$347,961		$331,688

Maturities of Time Deposits. The following table indicates the amount of the Bank’s certificates of deposit in amounts of $100,000 or more and other time deposits of $100,000 or more by time  remaining until maturity as of December 31, 2007.

(dollars in thousands)

Maturity Period

Within three months	$35,309
Over three through six months	11,156
Over six through twelve months	9,311
Over twelve months	6,487
$62,263

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, federal funds purchased and U.S. Treasury demand notes, that the Company had during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$22,443	$22,209	$15,059
Maximum month-end balance during the year	33,024	29,677	24,956
Average interest rate during the year	4.15%	4.39%	2.76%
Total short-term borrowings at end of the year	$26,686	$22,736	$18,564
Weighted average interest rate at the end of the year	3.60%	4.20%	3.76%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2007, the Bank had $101.7 million of assets under management compared to $96.9 million as of December 31, 2006.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996, a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $8.9 million in 2007, generating gross revenues for the Company of $120,000, compared to $131,000 in 2006 which is included in Other Income.

WCB Realty Corp., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2007 and 2006.

Norwood Settlement Services, LLC, a Pennsylvania Limited Liability Company, was established in 2004 to provide title and settlement service to bank customers and non-customers. The subsidiary is 70% owned by Wayne Bank and 30% owned by Title Strategies, LLC. Gross revenues, included in other income, for 2007 totaled $29,000 and $37,000 in 2006.

Regulation

Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and by the Pennsylvania Department of Banking (the “Department”). The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

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

Federal statutes impose restrictions on the ability of a bank holding company and its nonbank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any BHCA activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

Financial Modernization. The Gramm-Leach-Bliley Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements.”

Regulation of the Bank

General. As a Pennsylvania chartered, FDIC insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

Pennsylvania Banking Law. The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Federal Deposit Insurance Corporation Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC previously administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Insurance Fund (“SAIF”), which generally insured savings association deposits.

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006 (i) the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts were increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratios for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset the majority of its deposit insurance premium for 2008 with the special assessment credit.

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2007, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

The FDIC’s capital regulations establish a minimum 3% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier I leverage ratio for such other banks to 4% to 5%. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier I or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain servicing and purchased credit card relationships, and minus certain other listed assets.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier I capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier I capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2007.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2007, loans-to-one-borrower limitation was $8.6 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2007, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2007, the Bank met its reserve requirements.

Restrictions on Dividends. The Pennsylvania Banking Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends which cause the Bank’s retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Item 1A. Risk Factors

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2007, our allowance for loan losses was $4,081,000 which represented 1.23% of outstanding loans. At such date, we had 5 nonperforming loans totaling $111,000 and two impaired loans which are collateral dependent of $3,208,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Most of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments onsuch loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2007, approximately 86% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 43% of our securities portfolio consisted of mortgage-backed securities issued by either Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) or Guaranteed National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

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

Our success depends, to a great extent, upon the services of William W. Davis, Jr., our President and Chief Executive Officer, and Lewis J. Critelli, our Executive Vice President, Secretary and Chief Financial Officer. Although we have employment agreements with non-compete provisions with Messrs. Davis and Critelli, the existence of such agreements does not assure that we will retain their services. The unexpected loss of these individuals could have a material adverse effect on our operations. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch managers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2007, our lending limit per borrower was approximately $8.6 million, or approximately 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2007, our directors and executive officers beneficially owned approximately 273,363 shares, or approximately 9.5% of our common stock, including options to purchase 113,082 shares, in the aggregate, of our common stock at exercise prices ranging from $10.36 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,753,616 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 69,700 were issued as of December 31, 2007. As of December 31, 2007, options to purchase a total of 158,422 shares were exercisable and had exercise prices ranging from $10.37 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Articles of Incorporation and the Pennsylvania Business Corporation Law could deter takeovers which are opposed by the Board of Directors.

Our articles of incorporation require the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. In addition, our articles of incorporation may require the disgorgement of profits realized by any person who attempts to acquire control of the Company. As a Pennsylvania corporation with a class of securities registered with the Securities and Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings of shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company’s stock.

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

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

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

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

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

As a public company, we are subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting beginning with the annual report on Form 10-K for our fiscal year ending December 31, 2007. In addition, the independent registered public accounting firm auditing the company’s financial statements must report on the effectiveness of the company’s internal control over financial reporting. This requirement is first applicable to our annual report on Form 10-K for fiscal 2007 and for all future annual reports. The costs associated with the implementation of this requirement, including documentation and testing, totaled $125,000. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and eleven additional branch offices. The Bank’s total investment in office property and equipment is $13.6 million with a net book value of $5.7 million as of December 31, 2007. The Bank currently operates automated teller machines at all twelve of its facilities. The Bank leases four of its locations with minimum lease commitments of $3,813,000 through 2029. The four locations have various renewal options.

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

Item 4. Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2007 (“Annual Report”) and is incorporated herein by reference.

	Issuer Purchases of Equity Securities
	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 1 to 31, 2007	—	$—	—	—
November 1 to 30, 2007	29,200	31.80	29,200	24,363
December 1 to 31, 2007	—	—	—	—
Total	29,200	$31.80	29,200	24,363

* On June 15, 2005, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 140,700 shares) in the open market.

Item 6. Selected Financial Data

The above-captioned information appears under “Summary of Selected Financial Data” in the Annual Report, and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The above-captioned information appears under “Management’s Discussion and Analysis” in the Annual Report and is incorporated herein by reference from the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The above-captioned information appears under “Management’s Discussion and Analysis -- Market Risk” in the Annual Report and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements listed in Item 15 are incorporated herein by reference from the Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting and the Report of the Company’s Independent Registered Public Accounting Firm are incorporated herein by reference from the Annual Report. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to Lewis J. Critelli, Executive Vice President, Secretary and Chief Financial Officer, Norwood Financial Corp., 717 Main Street, Honesdale, PA 18431.

Item 11. Executive Compensation

The information contained under the sections captioned “Executive Compensation” and "Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of Our Common Stock” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned “Proposal I -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
Stock Option Plan	103,829	$19.95	—
2006 Stock Option Plan	68,675	31.02	180,300

Equity compensation plans not approved by security holders
1999 Directors Stock Compensation Plan	7,918	17.10	—
TOTAL	180,422	$24.04	180,300

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

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Related Party Transactions” and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section on the Proxy Statement captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement, and Schedules

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.

The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007, together with the related notes and the independent registered public accounting firm reports of Beard Miller Company LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

3(i)	Articles of Incorporation of Norwood Financial Corp.*
3(ii)	Bylaws of Norwood Financial Corp.
4.0	Specimen Stock Certificate of Norwood Financial Corp.*
10.1+	Amended Employment Agreement with William W. Davis, Jr.**
10.2+	Amended Employment Agreement with Lewis J. Critelli**
10.3+	Form of Change-in-Control Severance Agreement with seven key employees of the Bank***
10.5+	Norwood Financial Corp. Stock Option Plan****
10.6+	Salary Continuation Agreement between the Bank and William W. Davis, Jr.***
10.7+	Salary Continuation Agreement between the Bank and Lewis J. Critelli***
10.8+	Salary Continuation Agreement between the Bank and Edward C. Kasper***
10.9+	1999 Directors Stock Compensation Plan***
10.10+	Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
10.11+	Salary Continuation Agreement between the Bank and John H. Sanders*****
10.12+	2006 Stock Option Plan******
10.13+	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.*******
10.14+	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli *******
10.15+	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper*******
10.16+	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller *******
10.17+	First and Second Amendments to Salary Continuation Agreement with John H. Sanders******
13	Annual Report to Stockholders for the fiscal year ended December 31, 2007
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. SS.1350, as adopted pursuant to SS.906 of Sarbanes Oxley Act of 2002

+	Management contract or compensatory plan arrangement.
*	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.0-28364.
**	Incorporated by reference into this document from the identically numbered exhibits to the registrant’s Form 8-K filed with the Commission March 6, 2006.
***	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
****	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
*****	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
******	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 14, 2008		/s/ William W. Davis, Jr.
	By:	William W. Davis, Jr. President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 14, 2008 on behalf of the Registrant and in the capacities indicated.

/s/ William W. Davis, Jr.		/s/ Lewis J. Critelli
William W. Davis, Jr. President, Chief Executive Officer and Director (Principal Executive Officer)		Lewis J. Critelli Executive Vice President, Secretary and Chief Financial Officer (Principal Financial Accounting Officer)
/s/ Andrew A. Forte		/s/ John E. Marshall
Andrew A. Forte Director		John E. Marshall Director
/s/ Daniel J. O’Neill		/s/ Dr. Kenneth A. Phillips
Daniel J. O’Neill Director		Dr. Kenneth A. Phillips Director
/s/ Gary P. Rickard		/s/ Richard L. Snyder
Gary P. Rickard Director		Richard L. Snyder Director
/s/ Ralph A. Matergia		/s/ Susan Gumble-Cottell
Ralph A. Matergia Director		Susan Gumble-Cottell Director