Form 10-Q
period 2008-03-31
NORWOOD FINANCIAL CORP
filed 2008-05-12
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes                    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2008
Common stock, par value $0.10 per share	2,740,149

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$8,283	$9,014
Interest bearing deposits with banks	33	50

Cash and cash equivalents	8,316	9,064

Securities available for sale	130,633	123,987
Securities held to maturity, fair value 2008: $726, 2007: $721	706	705
Loans receivable (net of unearned income)	329,377	331,296
Less: Allowance for loan losses	4,137	4,081
Net loans receivable	325,240	327,215
Investment in FHLB Stock, at cost	2,124	2,072
Bank premises and equipment, net	5,668	5,742
Bank owned life insurance	7,841	7,767
Accrued interest receivable	2,409	2,343
Other assets	1,030	1,715
TOTAL ASSETS	$483,967	$480,610

LIABILITIES
Deposits:
Non-interest bearing demand	$55,618	$60,061
Interest-bearing	315,535	309,939
Total deposits	371,153	370,000
Short-term borrowings	28,006	26,686
Long-term debt	23,000	23,000
Accrued interest payable	2,621	3,198
Other liabilities	2,613	1,907
TOTAL LIABILITIES	427,393	424,791

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2,840,872	284	284
Surplus	10,119	10,159
Retained earnings	47,603	47,030
Treasury stock at cost: 2008: 101,328 shares, 2007: 87,256	(3,152)	(2,708)
Accumulated other comprehensive income	1,720	1,054
TOTAL STOCKHOLDERS’ EQUITY	56,574	55,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$483,967	$480,610

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

INTEREST INCOME
Loans receivable, including fees	$5,641	$5,840
Securities	1,489	1,218
Other	19	21
Total interest income	7,149	7,079

INTEREST EXPENSE
Deposits	2,371	2,486
Short-term borrowings	187	256
Long-term debt	267	246
Total interest expense	2,825	2,988
NET INTEREST INCOME	4,324	4,091
PROVISION FOR LOAN LOSSES	75	50
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,249	4,041

OTHER INCOME
Service charges and fees	638	606
Income from fiduciary activities	92	125
Gain on sale of loans	388	7
Other	144	156
Total other income	1,262	894

OTHER EXPENSES
Salaries and employee benefits	1,546	1,497
Occupancy, furniture & equipment, net	430	415
Data processing	188	174
Taxes, other than income	126	118
Professional fees	90	89
Other	581	568
Total other expenses	2,961	2,861

INCOME BEFORE INCOME TAXES	2,550	2,074
INCOME TAX EXPENSE	771	611
NET INCOME	$1,779	$1,463

BASIC EARNINGS PER SHARE	$0.65	$0.52

DILUTED EARNINGS PER SHARE	$0.64	$0.51

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2006	2,840,872	$284	$10,149	$43,125	$(1,283)	$(44)	$52,231
Comprehensive Income:
Net Income				1,463			1,463
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						196	196

Total comprehensive income							1,659

Cash dividends declared, $.23 per share				(642)			(642)
Acquisition of 9,267 shares of treasury stock					(273)		(273)
Compensation expense related to stock options			84				84
Balance March 31, 2007	2,840,872	$284	$10,233	$43,946	$(1,556)	$152	$53,059

	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance December 31, 2007	2,840,872	$284	$10,159	$47,030	$(2,708)	$1,054	$55,819
Comprehensive Income:
Net Income				1,779			1,779
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						666	666

Total comprehensive income							2,445

Cash dividends declared, $.25 per share				(686)			(686)
Acquisition of 20,000 shares of treasury stock					(630)		(630)
Stock options exercised (5,928 shares)			(95)		186		91
Tax benefit on stock options exercised			17				17
Compnesation expense related to stock options			38				38
Cumulative effect of net periodic postretirement benefit				(520)			(520)
Balance March 31, 2008	2,840,872	$284	$10,119	$47,603	$(3,152)	$1,720	$56,574

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,779	$1,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	75	50
Depreciation	138	144
Amortization of intangible assets	13	13
Deferred income taxes	(38)	82
Net amortization of securities premiums and discounts	16	49
Net increase in investment in life insurance	(74)	(70)
Net gain on sale of mortgage loans	(388)	(7)
Mortgage loans originated for sale	—	(327)
Proceeds from sale of mortgage loans originated for sale	—	334
Compensation expense related to stock options	38	84
Decrease in accrued interest receivable and other assets	314	301
Decrease in accrued interest payable and other liabilities	(389)	(3,080)
Net cash provided by (used in) operating activities	1,484	(964)

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	15,286	13,861
Purchases	(20,942)	(13,300)
Increase in investment in FHLB stock	(52)	(236)
Net (increase) decrease in loans	(11,705)	(5,210)
Proceeds from sale of mortgage loans	13,982	—
Purchase of bank premises and equipment	(64)	(59)
Net cash used in investing activities	(3,495)	(4,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,153	1,931
Net increase (decrease) in short-term borrowings	1,320	(2,750)
Proceeds from other borrowings	—	10,000
Stock options exercised	91	—
Tax benefit of stock options exercised	17	—
Acquisition of treasury stock	(630)	(273)
Cash dividends paid	(688)	(642)
Net cash provided by financing activities	1,263	8,266
Increase (decrease) in cash and cash equivalents	(748)	2,358

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,064	9,517
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,316	$11,875

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company. The operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2007.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended March 31,
	2008	2007

Basic EPS weighted average shares outstanding	2,753	2,791
Dilutive effect of stock options	37	56
Diluted EPS weighted average shares outstanding	2,790	2,847

Stock options which had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 40,000 and 44,025 as of March 31, 2008 and 2007, respectively.

3. Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006 and 22,000 options in 2007, all of which have a twelve month vesting period. As of March 31, 2008, there was approximately $115,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2008.

No stock options were granted during the three months ended March 31, 2008. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	180,422	$24.04	6.1	Yrs.	$1,301
Exercised	(5,928)	13.84	____		_____
Outstanding at March 31, 2008	174,494	$24.39	5.8		$1,171
Exerciseable at March 31, 2008	152,494	$23.40	6.0		$1,174

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the three months ended March 31, 2008 was $89,000, cash received from such exercises was $91,000 and the tax benefit recognized was $17,000.

4.	Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks, all of which mature within 90 days and federal funds sold.

Cash payments for interest for the periods ended March 31, 2008 and 2007 were $3,401,000 and $2,480,000 respectively. Cash payments for income taxes for the periods ending March 31, 2008 and 2007 were $4,000. Non-cash investing activity for 2008 and 2007 included repossession of other assets of $11,000 and $24,000, respectively.

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

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Unrealized holding gains on available for sale securities	$1,007	$294
Reclassification adjustment for gains realized in income	—	—
Net unrealized gains	1,007	294
Income tax expense	341	98
Other comprehensive income	$666	$196

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2008	2007

Commitments to grant loans	$10,311	$8,940
Unfunded commitments under lines of credit	32,920	30,376
Standby letters of credit	2,214	6,914

	$45,445	$46,230

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not material.

7.	Fair Value Measurements

In September 2006, the FASB issued FASB Statement No.157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008. In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15,2008 and interim periods within those fiscal years. The adoption of SFAS 157 and FSP No. FAS 157-2 had no impact on the amounts reported in the consolidated financial statements.

The primary effect of SFAS 157 on the Company was to expand the required disclosures pertaining to the methods used to determine fair values.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).

As asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows:

Description	March 31, 2008	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In Thousands)

Securities available for sale	$130,633	$1,451	$129,182	$—
Loans	3,230	—	—	3,230
Total	$133,863	$1,451	$129,182	$3,230

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of March 31, 2008:

Available for Sale Securities:

The Company holds equity securities which are traded with quoted prices, on an active market. Such securities are carried at a market price quote and considered Level 1 Fair Values.

The Company also holds debt offerings of U.S. Government Agencies, state and political subdivisions, high-grade corporate obligations and mortgage-backed securities issued by U.S. Government agencies. The Company utilizes a third party source to provide fair value of its fixed income securities. The methodology consists of pricing models based on asset class and include available trade, bid, other market information, broker quotes, proprietary models, various databases and trading desk quotes. This valuation is based on observable inputs and is considered Level 2.

Loans:

Impaired loans are evaluated and valued at the time the loan is first considered impaired. The realizable value is measured based on the value of the collateral securing the loan and is considered a Level 3 measurement. The value of real estate related collateral is established by a formal appraisal performed for the Company. The loan is carried at the lower of cost or market, net of any valuation allowance. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted as needed. Impaired loans totaled $3,230,000 as of March 31, 2008 compared to $3,208,000 as of December 31, 2007. There were no new impaired loans added during the three months ended March 31, 2008, no principal reductions and a $22,000 advance on one loan.

8.	New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative effect adjustment of retained earnings of $520,000.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company adopted the standards but did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations beginning January 1, 2009.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will not have a material impact on the Company’s consolidated financial statements in future periods.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. EITF 06-11 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2007 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses in certain specific securities at March 31, 2008 and December 31, 2007 represent temporary impairment of the securities.

Changes in Financial Condition

General

Total assets as of March 31, 2008 were $484.0 million compared to $480.6 million as of December 31, 2007 an increase of $3.4 million. The increase reflects a $6.6 million, or 5.4%, increase in the securities available for sale portfolio, partially offset by a $2.0 million, or 0.6% decrease in loans receivable and a $748,000 or 8.3% decrease in cash and cash and cash equivalents.

Securities

The fair value of securities available for sale as of March 31, 2008 was $130.6 million compared to $124 million as of December 31, 2007. The Company purchased $20.9 million of securities principally using the proceeds from $15.3 million of securities called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$40,923	31.2%	$41,508	33.4%
States and political subdivisions	24,260	18.5	22,622	18.1
Corporate securities	5,006	3.8	4,994	4.0
Mortgage-backed securities	59,699	45.4	54,082	43.3
Equity securities	1,451	1.1	1,486	1.2
Total	$131,339	100.0%	$124,692	100.0%

The Company has securities in an unrealized loss position. In Management’s opinion, the unrealized losses principally reflect changes in interest rates subsequent to the acquisition of specific securities. The Company’s available-for-sale portfolio has an average repricing term of 2.6 years. Interest rates in the 2-5 year section of the treasury yield curve decreased during the three months ended March 31, 2008 favorably impacting the fair value of many of the individual securities. Management believes that the unrealized losses represent temporary impairment of the securities and are the result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery. The Company monitors the credit ratings of its Corporate Securities, which may impact the valuation of the securities. The credit ratings as of March 31, 2008 and December 31, 2007 were all within the Company’s policy Guidelines.

Loans Receivable

Loans receivable totaled $329.4 million compared to $331.3 million as of December 31, 2007. Residential real estate loans decreased $10.2 million principally due to the sale of $13.9 million of 30 year fixed rate residential mortgages. The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio. Commercial real estate loans increased $8.3 million during the period. Consumer loans declined $0.9 million due to continued run-off in the Company’s indirect automobile portfolio.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	March 31, 2008		December 31, 2007
(dollars in thousands)
Real Estate-Residential	$119,717	36.3%	$129,888	39.2%
Commercial	142,452	43.2	133,593	40.3
Construction	18,252	5.5	20,404	6.2
Commercial, financial and agricultural	31,634	9.6	29,159	8.8
Consumer loans to individuals	17,585	5.3	18,526	5.6
Total loans	329,640	100.0%	331,570	100.0%

Deferred fees (net)	(263)		(274)
	329,377		331,296
Allowance for loan losses	(4,137)		(4,081)
Net loans receivable	$325,240		$327,215

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
(dollars in thousands)
Balance, beginning	$4,081	$3,828
Provision for loan losses	75	50
Charge-offs	(35)	(28)
Recoveries	16	21
Net (charge-offs)	(19)	(7)
Balance, ending	$4,137	$3,871

Allowance to total loans	1.26%	1.21%
Net (charge-offs) recoveries to average loans (annualized)	.02%	.01%

The allowance for loan losses totaled $4,137,000 as of March 31, 2008 and represented 1.26% of total loans, compared to $4,081,000 at year end, and $3,871,000 as of March 31, 2007. The Company had net charge-offs for the three months ended March 31, 2008 of $19,000 compared to $7,000 in the comparable period in 2007. The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2008 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2008, non-performing loans totaled $302,000, which is .09% of total loans compared to $163,000, or 0.05% of total loans at December 31, 2007. The Company had $2,034,000 in restructured loans as of March 31, 2008 related to a land development loan to a borrower. The interest rate on the loan was reduced to improve the borrower’s cash flow. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	March 31, 2008	December 31, 2007
(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and all other	$—	$—
Real Estate	192	109
Consumer	14	2
Total	206	111

Accruing loans which are contractually
past due 90 days or more	96	52
Total non-performing loans	302	163
Foreclosed real estate	—	—
Total non-performing assets	$302	$163
Restructured Loans on Accrual Status	$2,034	$—
Allowance for loans losses Coverage of non-performing loans	$4,137	$4,084
Non-performing loans to total loans	.09%	.05%
Non-performing assets to total assets	.06%	.03%

Deposits

Total deposits as of March 31, 2008 were $371.2 million increasing slightly from $370.0 million as of December 31, 2007.

The following table sets forth deposit balances as of the dates indicated:

	March 31, 2008	December 31, 2007
(dollars in thousands)
Non-interest bearing demand	$55,618	$60,061
Interest bearing demand	36,244	32,426
Money Market Deposit Accounts	66,418	57,970
Savings	43,197	42,962
Time deposits <$100,000	115,463	114,318
Time deposits >$100,000	54,213	62,263

Total	$371,153	$370,000

Borrowings

Short-term borrowings as of March 31, 2008 totaled $28.0 million compared to $26.7 million as of December 31, 2007. Short-term borrowings consist of the following:

	March 31, 2008	December 31, 2007
(dollars in thousands)
Securities sold under agreements to repurchase	$21,223	$24,885
Federal Funds Purchased	6,660	800
U.S. Treasury demand notes	123	1,001
	$28,006	$26,286

Long-term debt consisted of the following:

(dollars in thousands)
	March 31, 2008	December 31, 2007
Notes with the FHLB:
Fixed rate note due April 2008 at 4.17%	$5,000	$5,000
Convertible note due April 2011 at 5.24%	3,000	3,000
Convertible note due January 2012 at 4.37%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$23,000	$23,000

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 17 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.

Off-Balance Sheet Arrangements

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2008	December 31, 2007
	(In Thousands)

Commitments to grant loans	$10,311	$10,835
Unfunded commitments under lines of credit	32,920	34,146
Standby letters of credit	2,214	2,348

	$45,445	$47,329

Stockholders’ Equity and Capital Ratios

As of March 31, 2008, stockholders’ equity totaled $56.6 million, compared to $55.8 million as of December 31, 2007. The net change in stockholders’ equity included $1,779,000 in net income, that was partially offset by $686,000 of dividends declared. In addition, accumulated other comprehensive income increased $666,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2008	December 31, 2007
Tier 1 Capital
(To average assets)	11.48%	11.38%
Tier 1 Capital
(To risk-weighted assets)	16.13%	16.26%
Total Capital
(To risk-weighted assets)	17.46%	17.60%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2008 and December 31, 2007.

Liquidity

As of March 31, 2008, the Company had cash and cash equivalents of $8.3 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $130.6 million which could be used for liquidity needs. This totals $138.9 million and represents 28.7% of total assets compared to

$133.1 million and 27.7% of total assets as of December 31, 2007. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2008 and December 31, 2007. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at March 31, 2008 and December 31, 2007.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires in May 2008 and Wachovia Bank for $2,000,000 which has no stated expiration date. There were no borrowings under these lines as of March 31, 2008 and December 31, 2007. The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $6,660,000 as of March 31, 2008 and $800,000 as of December 31, 2007.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $222,250,000 of which $23,000,000 was outstanding at March 31, 2008 and at December 31, 2007. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on page 21. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax Equivalent Basis, dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$2,403	$18	3.00%	$1,445	$19	5.26%
Interest bearing deposits with banks	82	1	4.88	152	2	5.26
Securities held-to-maturity	706	15	8.50	954	22	9.22
Securities available for sale:
Taxable	105,489	1,277	4.84	97,831	1,045	4.27
Tax-exempt	22,087	306	5.54	17,756	241	5.43
Total securities available for sale (1)	127,576	1,583	4.96	115,587	1,286	4.45
Loans receivable (4) (5)	328,347	5,689	6.93	319,934	5,879	7.35
Total interest earning assets	459,114	7,306	6.37	438,072	7,208	6.58
Non-interest earning assets:
Cash and due from banks	7,103			8,137
Allowance for loan losses	(4,121)			(3,856)
Other assets	16,861			17,017
Total non-interest earning assets	19,843			21,298
Total Assets	$478,957			$459,370
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$95,512	432	1.81	$85,691	430	2.01
Savings	42,555	49	0.46	44,660	51	0.46
Time	175,250	1,890	4.31	175,612	2,005	4.57
Total interest bearing deposits	313,317	2,371	3.03	305,963	2,486	3.25
Short-term borrowings	25,776	187	2.90	22,578	256	4.54
Other borrowings	23,000	267	4.64	20,222	246	4.87
Total interest bearing liabilities	362,093	2,825	3.12	348,763	2,988	3.43
Non-interest bearing liabilities:
Demand deposits	55,679			53,378
Other liabilities	4,911			4,531
Total non-interest bearing liabilities	60,590			57,909
Stockholders’ equity	56,274			52,698
Total Liabilities and Stockholders’ Equity	$478,957			$459,370

Net interest income (tax equivalent basis)		4,481	3.25%		4,220	3.15%
Tax-equivalent basis adjustment		(157)			(129)
Net interest income		$4,324			$4,091
Net interest margin (tax equivalent basis)			3.90%			3.85%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

Increase/(Decrease) Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$39	$(40)	$(1)
Interest bearing deposits with banks	(1)	--	(1)
Securities held to maturity	(5)	(2)	(7)
Securities available for sale:
Taxable	86	146	232
Tax-exempt securities	60	5	65
Total securities	146	151	297
Loans receivable	787	(977)	(190)
Total interest earning assets	966	(868)	98

Interest bearing liabilities:
Interest-bearing demand and money market	188	(181)	2
Savings	(5)	3	(2)
Time	(4)	(111)	(115)
Total interest bearing deposits	174	(289)	(115)
Short-term borrowings	189	(258)	(69)
Other borrowings	83	(62)	21
Total interest bearing liabilities	446	(609)	(163)
Net interest income (tax-equivalent basis)	$520	$(259)	$261

1) Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2008 to March 31, 2007

General

For the three months ended March 31, 2008, net income totaled $1,779,000, an increase of $316,000, or 21.6%, over $1,463,000 earned in the similar period of 2007. Earnings per share for the current period were $.65 basic and $.64 on a fully diluted basis, compared to $.52 basic and $.51 on a fully diluted basis for the three months ended March 31, 2007. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2008, was 1.49% and 12.71%, respectively, compared to 1.29% and 11.26%, respectively, for the similar period in 2007.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended
March 31, 2008 to March 31, 2007

Net income three months ended March 31, 2007	$1,463
Change due to:
Net interest income	233
Provision for loan losses	(25)
Gain on sales of loans	381
Other income	(13)
Salaries and employee benefits	(49)
All other expenses	(51)
Income tax effect	(160)

Net income three months ended March 31, 2008	$1,779

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2008, totaled $4,481,000, an increase of $261,000 or 6.2% over the similar period in 2007. The fte net interest spread and net interest margin were 3.25% and 3.90%, respectively, for the three months ended March 31, 2008 compared to 3.15% and 3.85%, respectively for the similar period in 2007.

Interest income (fte) totaled $7,306,000 with a yield on average earning assets of 6.37% compared to $7,208,000 and 6.58% for the 2007 period. The decrease in yield was due to the lower prime interest rate which was 5.25% as of March 31, 2008 compared to 8.25% as of March 31, 2007. The Company has $67 million of floating rate loans tied to prime rate. As a result, the fte yield on loans declined to 6.93% in the current period from 7.35% for the same period in the prior year. The yield on the securities available for sale portfolio increased to 4.96% for the three months ended March 31, 2008 from 4.45% for the three months ended March 31, 2007. The increase in yield was the result of lower yielding securities originally purchased in the lower interest rate environment of 2003 and 2004, maturing with the proceeds invested in securities with higher yields. In addition, an increase of $21 million in average earning assets partially offset the lower loan yields.

Interest expense for the three months ended March 31, 2008 totaled $2,825,000 at an average cost of 3.12% compared to $2,988,000 and 3.43% for the similar period in 2007. As a result of the decrease in short-term interest rates, the Company reduced rates paid on its money market and cash management accounts included in short-term borrowings. Also, the cost of time deposits declined to 4.31% in the current period from 4.57% for the similar period in the prior year. As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,262,000 for the three months ended March 31, 2008 compared to $894,000 for the similar period in 2007. The increase is due to the gain of $388,000 on the sale of $13.9 million in 30 year fixed rate residential mortgages to FNMA in the current period compared to $7,000 in similar gains for the three months ended March 31, 2007.

Other Expense

Other expense for the three months ended March 31, 2008 totaled $2,961,000, an increase of $100,000 or 3.5% over $2,861,000 for the similar period in the prior year. Salaries and employee benefit expenses increased $49,000 or 3.3%. Data processing related expenses increased $14,000 or 8.1% principally due to costs associated with the Bank’s remote deposit capture product and branch image capture. The efficiency ratio, other expense as a percentage of net interest income (fte) plus other income, was 51.6% for the three months ended March 31, 2008, improving from 55.9% for the similar period in 2007.

Income Tax Expense

Income tax expense totaled $771,000 for an effective tax rate of 30.2% for the period ending March 31, 2008 compared to $611,000 for an effective tax rate of 29.5% for the similar period in 2007.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2008, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

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

As of March 31, 2008, the Bank had a positive 90 day interest sensitivity gap of $17.0 million or 3.5% of total assets, increasing from $6.0 million or 1.3% of total assets as of December 31, 2007. The change was principally due to a lower level of time deposits maturing in the 90 day time frame as of March 31, 2008. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on interest-earning assets could decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2008

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$33	$—	$—	$—	$33
Securities	19,332	34,571	40,735	36,701	131,339
Loans Receivable	89,626	49,494	82,579	107,678	329,377
Total RSA	108,991	84,065	123,314	144,379	460,749

Non-maturity interest-bearing deposits	23,143	25,881	68,345	28,490	145,859
Time Deposits	49,560	82,464	24,219	13,433	169,676
Other	19,322	7,494	24,190	—	51,006
Total RSL	92,025	115,839	116,754	41,923	366,541

Interest Sensitivity Gap	$16,966	($31,774)	$6,560	$102,456	$94,208
Cumulative Gap	16,966	(14,808)	(8,248)	94,208
RSA/RSL-cumulative	118.4%	92.9%	97.5%	125.7%

December 31, 2007

Interest Sensitivity Gap	$5,996	($33,969)	$17,012	$107,374	$96,413
Cumulative Gap	5,996	(27,973)	(10,961)	96,413
RSA/RSL-cumulative	105.7%	86.9%	96.6%	126.8%

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

No material changes from those disclosed in the Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

On January 18, 2008, the Registrant issued 3,565 shares of common stock pursuant to the exercise of options by a director under the 1999 Directors Stock Option Plan in a transaction that was exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such shares were sold for cash at an exercise price equal to the fair market value of the common stock on the date that the option was granted.

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)

January 1 – January 31, 2008	--	$--	--	--
February 1 – February 29, 2008	20,000	31.50	20,000	--
March 1 – March 31, 2008	--	-	--	137,000
	20,000	$31.50	20,000	137,000

(1) On March 19, 2008, the Registrant announced that it had completed its 5% open market stock repurchase plan announced on June 15, 2005.

(2) On March 19, 2008 the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	3(i)	Articles of Incorporation of Norwood Financial Corp.*
	3(ii)	Bylaws of Norwood Financial Corp.* *
	4.0	Specimen Stock Certificate of Norwood Financial Corp.*
	10.1	Amended Employment Agreement with William W. Davis, Jr.***
	10.2	Amended Employment Agreement with Lewis J. Critelli ***
	10.3	Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
	10.4	Wayne Bank Stock Option Plan*
	10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
	10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli****
	10.7	Salary Continuation Agreement between the Bank and Edward C. Kasper****
	10.8	1999 Directors Stock Compensation Plan****
	10.9	Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
	10.10	Salary Continuation Agreement between the Bank and John H. Sanders*****
	10.11	2006 Stock Option Plan******
	10.12	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.*******
	10.13	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli*******
	10.14	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper*******
	10.15	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller*******
	10.16	First and Second Amendments to Salary Continuation Agreement with John H. Sanders*******
	31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
	31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
	32.1	Section 1350 Certification (Chief Executive Officer)
	32.2	Section 1350 Certification (Chief Financial Officer)

*	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.
**	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K Filed with the Commission on March 14, 2008.
***	Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Form 8-K filed with the Commission on March 6, 2006.
****	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 20, 2000.
*****	Incorporated herein by reference to the identically numbered exhibit to the Registrants Form 10-K filed with the Commission on March 22, 2004.
******	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.
*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Date: May 12, 2008	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2008	By:	/s/ Lewis J. Critelli
Lewis J. Critelli Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)