Form 10-Q
period 2008-06-30
NORWOOD FINANCIAL CORP
filed 2008-08-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes               ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2008
Common stock, par value $0.10 per share	2,736,836

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,664	$9,014
Interest bearing deposits with banks	51	50
Cash and cash equivalents	9,715	9,064

Securities available for sale	130,811	123,987
Securities held to maturity, fair value 2008
$721, 2007: $721	706	705
Loans receivable (net of unearned income)	332,754	331,296
Less: Allowance for loan losses	4,237	4,081
Net loans receivable	328,517	327,215
Investment in FHLB Stock, at cost	2,657	2,072
Bank premises and equipment, net	5,702	5,742
Bank owned life insurance	7,916	7,767
Foreclosed real estate owned	1,200	—
Accrued interest receivable	2,221	2,343
Other assets	2,464	1,715
TOTAL ASSETS	$491,909	$480,610

LIABILITIES
Deposits:
Non-interest bearing demand	$59,496	$60,061
Interest bearing	305,775	309,939
Total deposits	365,271	370,000
Short-term borrowings	42,060	26,686
Other borrowings	23,000	23,000
Accrued interest payable	2,686	3,198
Other liabilities	2,961	1,907
TOTAL LIABILITIES	435,978	424,791

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	10,043	10,159
Retained earnings	48,642	47,030
Treasury stock at cost: 2008: 104,641 shares, 2007: 87,256 shares	(3,250)	(2,708)
Accumulated other comprehensive income	212	1,054
TOTAL STOCKHOLDERS’ EQUITY	55,931	55,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,909	$480,610

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans receivable, including fees	$5,410	$5,878	$11,051	$11,718
Securities	1,537	1,278	3,026	2,496
Other	6	90	25	111
Total interest income	6,953	7,246	14,102	14,325

INTEREST EXPENSE
Deposits	1,963	2,474	4,334	4,960
Short-term borrowings	178	205	365	461
Other borrowings	238	281	505	527
Total interest expense	2,379	2,960	5,204	5,948
NET INTEREST INCOME	4,574	4,286	8,898	8,377
PROVISION FOR LOAN LOSSES	110	55	185	105
NET INTEREST INCOME AFTER PROVSION FOR LOAN LOSSES	4,464	4,231	8,713	8,272

OTHER INCOME
Service charges and fees	670	635	1,308	1,241
Income from fiduciary activities	110	93	202	218
Net realized gains on sales of securities	9	15	9	15
Gain on sale of loans	8	1	396	8
Other	165	113	309	269
Total other income	962	857	2,224	1,751

OTHER EXPENSES
Salaries and employee benefits	1,498	1,438	3,044	2,935
Occupancy, furniture & equipment, net	414	416	844	831
Data processing related	180	168	368	342
Taxes, other than income	131	121	257	239
Professional fees	88	94	178	183
Other	661	610	1,242	1,178
Total other expenses	2,972	2,847	5,933	5,708

INCOME BEFORE INCOME TAXES	2,454	2,241	5,004	4,315
INCOME TAX EXPENSE	733	671	1,504	1,282
NET INCOME	$1,721	$1,570	$3,500	$3,033

BASIC EARNINGS PER SHARE	$0.63	$0.56	$1.28	$1.09

DILUTED EARNINGS PER SHARE	$0.62	$0.55	$1.26	$1.07

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)\

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2006	2,840,872	$284	$10,149	$43,125	$(1,283)	$(44)	$52,231
Comprehensive Income:
Net Income				3,033			3,033
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						(275)	(285)
Total comprehensive income							2,758

Cash dividends declared, $.46 per share				(1,281)			(1,281)
Acquisition of 31,676 shares of treasury stock					(1,011)		(1,011)
Stock options exercised (14,483 shares)			(243)		431		188
Tax benefit of stock options exercised			98				98
Compensation expense related to stock options			151				151
Balance June 30, 2007	2,840,872	$284	$10,155	$44,877	$(1,863)	$(319)	$53,134

(dollars in thousands, except per share data)	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total

Balance December 31, 2007	2,840,872	$284	$10,159	$47,030	$(2,708)	$1,054	$55,819
Comprehensive Income:
Net Income				3,500			3,500
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						(842)	(842)
Total comprehensive income							2,658

Cash dividends declared, $.50 per share				(1,368)			(1,368)
Acquisition of 34,388 shares of treasury stock					(1,072)		(1,072)
Stock options exercised (16,593 shares)			(276)		530		254
Tax benefit of stock options exercised			83				83
Compensation expense related to stock options			77				77
Cumulative effect of net periodic postretirement benefit				(520)			(520)
Balance June 30, 2008	2,840,872	$284	$10,043	$48,642	$(3,250)	$212	$55,931

See accompanying notes to the consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2008	2007
Net Income Adjustments to reconcile net income to net cash provided by (used in) operating activities:	$3,500	$3,033
Provision for loan losses	185	105
Depreciation	283	287
Amortization of intangible assets	26	26
Deferred income taxes	(59)	(149)
Net amortization of securities premiums and discounts	26	92
Net realized gain on sales of securities	(9)	(15)
Earnings on life insurance policy	(149)	(142)
Net gain on sale of mortgage loans	(396)	(8)
Mortgage loans originated for sale	(866)	(421)
Proceeds from sale of mortgage loans originated for sale	881	429
Compensation expense related to stock options	77	151
Increase in accrued interest receivable and other assets	(130)	(494)
Increase (decrease) in accrued interest payable and other liabilities	26	(3,145)
Net cash provided by (used in) operating activities	3,395	(251)

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	59	74
Proceeds from maturities and principal reductions on mortgage-backed securities	26,234	27,236
Purchases	(34,416)	(31,196)
Increase in investment in FHLB stock	(585)	(246)
Net increase in loans	(16,214)	(6,156)
Proceeds from sale of mortgage loans	13,885	—
Purchase of bank premises and equipment	(243)	(120)
Net cash used in investing activities	(11,280)	(10,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,729)	15,641
Net increase (decrease) in short-term borrowings	15,374	(3,589)
Repayments of other borrowings	(5,000)	—
Proceeds from other borrowings	5,000	10,000
Tax benefit of stock options exercised	83	98
Stock options exercised	254	188
Acquisition of treasury stock	(1,072)	(1,011)
Cash dividends paid	(1,374)	(1,283)
Net cash provided by financing activities	8,536	20,044
Increase in cash and cash equivalents	651	9,385

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,064	9,517
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,715	$18,902

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future interim period.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Basic EPS weighted average shares outstanding	2,736	2,786	2,744	2,789
Dilutive effect of stock options	35	55	35	55
Diluted EPS weighted average shares outstanding	2,771	2,841	2,779	2,844

Stock options which had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 44,000 and 22,500 as of June 30, 2008 and 2007, respectively.

3. Stock-Based Compensation

The Company’s stockholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, and 22,000 options in 2007, all of which have a twelve month vesting period. As of June 30, 2008, there was approximately $77,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2008.

No stock options were granted for the six months ended June 30, 2008. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	180,422	$24.04	5.8	Yrs.	$895
Exercised	(16,953)	14.96
Outstanding at June 30, 2008	163,469	$24.98	5.6		$657
Exerciseable at June 30, 2008	141,469	$23.43	5.8		$788

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the six months ended June 30, 2008 was $265,000, cash received from such exercises was $254,000 and the tax benefit recognized was $83,000.

4. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

Cash payments for interest for the six months ended June 30, 2008 and 2007 were $5,716,000 and $6,040,000 respectively. Cash payments for income taxes in 2008 were $1,583,000 compared to $1,333,000 in 2007. Non-cash investing activities for 2008 and 2007 included foreclosed mortgage loans and repossession of other assets of $1,223,000 and $35,000, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Unrealized holding losses on available for sale securities	$(2,279)	$(702)	$(1,272)	$(408)
Reclassification adjustment for gains realized in net income	(9)	(15)	(9)	(15)

Net unrealized losses	(2,288)	(717)	(1,281)	(423)
Income tax benefit	(780)	(246)	(439)	(148)
Other comprehensive loss	$(1,508)	$(471)	$(842)	$(275)

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)

	June 30,
	2008	2007

Commitments to grant loans	$12,507	$12,085
Unfunded commitments under lines of credit	36,067	31,940
Standby letters of credit	2,677	7,302

	$51,251	$51,327

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not material.

7. Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008. In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective Date of FAS 157” for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 and FSP No. FAS 157-2 had no impact on the amounts reported in the consolidated financial statements.

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable (i.e. supported with little or no market activity).

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows:

	Fair Value Measurement Reporting Date using
Description	June 30, 2008	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs

Securities available for sale	$130,811	$1,146	$129,665	$—
Impaired loans	1,785	—	—	1,785
Other Real Estate Owned	1,200	—	—	1,200
Total	$133,796	$1,146	$129,665	$2,985

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of June 30, 2008:

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

Imparied Loasn:

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

Other Real Estate Owned:

The realizable value is measured based on the value of the real estate less cost to sell and is considered a Level 3 measurement. The value of the real estate is established by formal appraisal performed by the Company.

The following is a reconciliation of the beginning and ending balances of recurring value measurements of impaired loans and other real estate owned using significant unobservable (Level 3) inputs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Impaired	Other Real	Impaired	Other Real
	Loans	Estate Owned	Loans	Estate Owned

Balance at the beginning of the period	$3,230	$—	$3,208	$—

Transfer from impaired loans	—	1,200	—	1,200
Loan advances			22	—
Loan payments	(53)	—	(53)	—
Specific allowance	(192)	—	(192)	—
Transfer to Other Real Estate Owned	(1,200)	—	(1,200)	—
Balance at the end of the period	$1,785	$1,200	$1,785	$1,200

8. New and Recently Adopted Accounting Pronouncements

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements: (EITF 06-4). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The EITF is effective for fiscal years beginning after December 15, 2007, with early adoption permitted. The Company has chosen approach (b) and recorded a cumulative effect adjustment as of January 1, 2008 to the balance of retained earnings of $520,000, with $90,000 of Net Periodic Postretirement Benefit expense expected for the year ended December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The adoption of SFAS No. 159 did not have a material impact on our consolidated financial statements.

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

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that this new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2007 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its consolidated financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses at June 30, 2008 and December 31, 2007 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of June 30, 2008 were $491.9 million compared to $480.6 million as of December 31, 2007, an increase of $11.3 million. The increase reflects a $6.8 million increase in securities available for sale and a $1.5 million increase in loans receivable, funded by a $15.4 million increase in short-term borrowings.

Securities

The fair value of securities available for sale as of June 30, 2008 was $130.8 million compared to $124.0 million as of December 31, 2007. The Company purchased $34.4 million of securities using the proceeds from $26.2 million of securities called, maturities and principal reductions and from short-term borrowings.

The carrying value of the Company’s securities portfolio (Available-For-Sale and Held-to-Maturity) consisted of the following:

	June 30, 2008		December 31, 2007
	Amount	% of Portfolio	Amount	% of Portfolio

US Government agencies	$39,200	29.8%	$41,508	33.4%
States and political subdivisions	22,698	17.3	22,622	18.1
Corporate securities	5,934	4.5	4,994	4.0
Mortgage-backed securities	62,539	47.5	54,082	43.3
Equity securities	1,146	0.9	1,486	1.2
Total	$131,517	100.0%	$124,692	100.0%

The Company has securities in an unrealized loss position. In Management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company’s available-for-sale portfolio has an average repricing term of 3.6 years. Interest rates in the 2-5 year section of the treasury yield curve decreased during the six months ended June 30, 2008 favorably impacting the fair value of individual securities. This has been somewhat offset by a widening of credit spreads in the market. Management believes that the unrealized losses represent temporary impairment of the securities and are the result of changes in interest rates. The Company has the intent and ability to hold these investments until maturity or market price recovery and spreads. The Company monitors the credit ratings of its securities which may impact the valuation of the securities. Credit ratings were within Company policy guidelines at June 30, 2008 and December 31, 2007.

Loans Receivable

Loans receivable totaled $332.8 million compared to $331.3 million as of December 31, 2007. Residential real estate loans decreased $5.7 million due to the sale of $14.4 million of 30 year fixed rate residential mortgages. The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio. Commercial real estate loans increased $12.8 million during the period, reflecting new activity and the completion of $3.6 million of construction projects. The activity was principally centered in the Monroe County, Pennsylvania market area.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	June 30, 2008		December 31, 2007

Real Estate-Residential	$124,185	37.4%	$129,888	39.2%
Commercial	146,347	43.9	133,593	40.3
Construction	15,296	4.6	20,404	6.2
Commercial, financial and agricultural	30,090	9.0	29,159	8.8
Consumer loans to individuals	17,083	5.1	18,526	5.6
Total loans	333,001	100.0%	331,570	100.0%

Deferred fees (net)	(247)		(274)
	332,754		331,296
Allowance for loan losses	(4,237)		(4,081)
Net loans receivable	$328,517		$327,215

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Balance, beginning	$4,137	$3,871	$4,081	$3,828
Provision for loan losses	110	55	185	105
Charge-offs	(36)	(39)	(71)	(67)
Recoveries	26	13	42	34
Net charge-offs	(10)	(26)	(29)	(33)
Balance, ending	$4,237	$3,900	$4,237	$3,900

Allowance to total loans	1.27%	1.21%	1.27%	1.21%
Net charge-offs to average loans (annualized)	.01%	.03%	.02%	.02%

The allowance for loan losses totaled $4,237,000 as of June 30, 2008 and represented 1.27% of total loans compared to $4,081,000 at year end, and $3,900,000 as of June 30, 2007. The Company had net charge-offs for the six months of $29,000 compared to $33,000 in the comparable period in 2007. The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2008 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any; that might be incurred in the future.

As of June 30, 2008, non-performing loans totaled $308,000, which is .09% of total loans compared to $163,000, or 0.05% of total loans at December 31, 2007. The company had $1,977,000 in restructured loans as of June 30, 2008 related to land development loan to a borrower. The interest rate on the loan was reduced to improve the borrower’s cash flow. The recorded investment for impaired loans requiring a specific allowance for loan losses was $1,977,000 of which $192,000 was specifically reserved due to a shortfall in the collateral. The Company acquired a property with a Deed in Lieu of Foreclosure carried at $1,200,000. The property consists of undeveloped residential building lots in Monroe County, PA. The Company has retained an engineering firm to determine the steps necessary to complete the municipal approval process for development.

The following table sets forth information regarding non-performing loans, restructured loans and foreclosed real estate at the dates indicated:

	June 30, 2008		December 31, 2007
(dollars in thousands)
Loans accounted for on a non accrual basis:
Commercial and all other	$—		$—
Real Estate	292		109
Consumer	—		2
Total	292		111

Accruing loans which are contractually
past due 90 days or more	16		52
Total non-performing loans	308		163
Foreclosed real estate	1,200		—
Total non-performing assets	$1,508		$163
Restructured Loans on Accrual Status	$1,977		—
Allowance for loan losses	$4,237		$4,081

Coverage of non-performing loans	13.7	x	25.0	x
Non-performing loans to total loans	.09%		.05%
Non-performing assets to total assets	.31%		.03%

Deposits

Total deposits as of June 30, 2008 were $365.3 million decreasing from $370.0 million as of December 31, 2007.

Time deposits greater than $100,000 decreased $25.3 million due to the scheduled maturities of school districts and various large commercial deposits. A portion remained on deposit in money market and interest-bearing demand accounts. The Company expects to bid on school district time deposits in the third and fourth quarter of 2008.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)	June 30, 2008	December 31, 2007

Non-interest bearing demand	$59,496	$60,061
Interest bearing demand	40,716	32,426
Money Market Deposit Accounts	70,052	57,970
Savings	44,066	42,962
Time deposits <$100,000	114,011	114,318
Time deposits >$100,000	36,930	62,263

Total	$365,271	$370,000

Borrowings

Short-term borrowings as of June 30, 2008 totaled $42.1 million compared to $26.7 million as of December 31, 2007. The increase in short-term borrowings were principally used to offset the decrease in time deposits greater than $100,000 as well as fund investment purchases.

Short-term borrowings consist of the following:

(dollars in thousands)

	June 30, 2008	December 31, 2007

Securities sold under agreements to repurchase	$18,388	$24,885
FHLB Short-term borrowings	13,000	—
Federal Funds Purchased	10,551	800
U.S. Treasury demand notes	121	1,001
	$42,060	$26,686

Long-term debt consisted of the following:

	June 30, 2008	December 31, 2007

Notes with the FHLB:
Fixed rate note due April 2008 at 4.17%	$—	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	—
Convertible note due January 2017 at 4.71%	10,000	10,000
	$23,000	$23,000

The convertible notes contain an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month LIBOR plus 11 to 17 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2008	December 31, 2007
	(in thousands)

Commitments to grant loans	$12,507	$10,835
Unfunded commitments under lines of credit	36,067	34,146
Standby letters of credit	2,677	2,348
	$51,251	$47,329

Stockholders’ Equity and Capital Ratios

At June 30, 2008, total stockholders’ equity totaled $55.9 million, compared to $55.8 million as of December 31, 2007. The net change in stockholders’ equity was primarily due to $3,500,000 in net income, that was partially offset by $1,368,000 of cash dividends declared. In addition, accumulated other comprehensive income declined due to a decrease in fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2008	December 31, 2007
Tier 1 Capital
(To average assets)	11.43%	11.38%
Tier 1 Capital
(To risk-weighted assets)	16.18%	16.26%
Total Capital
(To risk-weighted assets)	17.49%	17.60%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of June 30, 2008 and December 31, 2007.

Liquidity

As of June 30, 2008, the Company had cash and cash equivalents of $9.7 million in the form of cash, due from banks, federal funds and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $130.8 million which could be used for liquidity needs. This totals $140.5 million and represents 28.6% of total assets compared to $133.1 million and 27.7% of total assets as of December 31, 2007. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2008 and December 31, 2007. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were $13,000,000 borrowings under this line at June 30, 2008 and $-0- at December 31, 2007.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000, which expires in May 2009 and Wachovia Bank for $2,000,000 which has no stated expiration date. There were no borrowings under these lines as of June 30, 2008 and December 31, 2007. The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $10,551,000 as of June 30, 2008 and $800,000 as of December 31, 2007.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $221,000,000 of which $36,000,000 was outstanding at June 30, 2008 and $23,000,000 was outstanding at December 31, 2007. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on pages 22 and 26. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

	Three Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Federal funds sold	$1,146	$6	2.09%	$5,997	$78	5.20%
Interest bearing deposits with banks	97	1	4.12	909	12	5.28
Securities held-to-maturity(1)	706	15	8.50	955	20	8.38
Securities available for sale:
Taxable	110,352	1,318	4.78	97,606	1,095	4.49
Tax-exempt (1)	22,570	318	5.64	18,903	287	6.07
Total securities available for sale (1)	132,922	1,636	4.92	116,509	1,382	4.74
Loans receivable (4) (5)	331,509	5,458	6.59	320,091	5,918	7.40
Total interest earning assets	466,380	7,116	6.10	444,461	7,410	6.67
Non-interest earning assets:
Cash and due from banks	8,051			8,409
Allowance for loan losses	(4,184)			(3,889)
Other assets	17,176			17,412
Total non-interest earning assets	21,043			21,932
Total Assets	$487,423			$466,393
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$105,965	371	1.40	$91,807	463	2.02
Savings	43,715	52	0.48	47,384	56	0.47
Time	161,209	1,540	3.82	171,043	1,955	4.57
Total interest bearing deposits	310,889	1,963	2.53	310,234	2,474	3.19
Short-term borrowings	33,764	178	2.11	19,625	205	4.18
Other borrowings	20,912	238	4.55	23,000	281	4.89
Total interest bearing liabilities	365,565	2,379	2.60	352,859	2,960	3.36
Non-interest bearing liabilities:
Demand deposits	60,431			55,694
Other liabilities	4,812			4,335
Total non-interest bearing liabilities	65,243			60,029
Stockholders’ equity	56,615			53,505
Total Liabilities and Stockholders’ Equity	$487,423			$466,393

Net interest income (tax equivalent basis)		4,737	3.50%		4,450	3.31%
Tax-equivalent basis adjustment		(163)			(164)
Net interest income		$4,574			$4,286
Net interest margin (tax equivalent basis)			4.06%			4.00%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)
Three Months Ended June 30, 2008 Compared to
Three Months Ended June 30, 2007
Variance due to

	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(41)	$(31)	$(72)
Interest bearing deposits with banks	(9)	(2)	(11)
Securities held to maturity	(7)	2	(5)
Securities available for sale:
Taxable	149	74	223
Tax-exempt securities	143	(112)	31
Total securities	292	(38)	254
Loans receivable	1,161	(1,621)	(460)
Total interest earning assets	1,396	(1,690)	(294)

Interest bearing liabilities:
Interest-bearing demand and money market	349	(441)	(92)
Savings	(6)	2	(4)
Time	(108)	(307)	(415)
Total interest bearing deposits	235	(746)	(511)
Short-term borrowings	465	(492)	(27)
Other borrowings	(25)	(18)	(43)
Total interest bearing liabilities	675	(1,256)	(581)
Net interest income (tax-equivalent basis)	$721	$(434)	$287

Comparison of Operating Results for Three Months Ended June 30, 2008 and June 30, 2007

General

For the three months ended June 30, 2008, net income totaled $1,721,000, an increase of $151,000, or 9.6% over the $1,570,000 earned in the similar period of 2007. Earnings per share for the current period were $.63 basic and $.62 on a diluted basis compared to $.56 basic and $.55 on a diluted basis for the three months ended June 30, 2007. The resulting annualized return on average assets and return on average equity for the three months ended June 30, 2008 were 1.42% and 12.19%, respectively, compared to 1.35% and 11.77% respectively, for the similar period in 2007.

The following table sets forth changes in net income:

Three Months Ended
June 30, 2008 to June 30, 2007

Net income three months ended June 30, 2007	$1,570

Change due to:
Net interest income	288
Provision for loan losses	(55)
Net realized gains on sales of securities	(6)
Gains on sale of mortgage loans	7
All other income	104
Salaries and employee benefits	(60)
All other expenses	(65)
Income tax effect	(62)

Net income three months ended June 30, 2008	$1,721

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2008 totaled $4,737,000, an increase of $287,000 or 6.5%, over the similar period in 2007. The fte net interest spread and net interest margin were 3.50% and 4.06%, respectively for the three months ended June 30, 2008 compared to 3.31% and 4.00% respectively, for the similar period in 2007.

Interest income (fte) totaled $7,116,000 with a yield on average earning assets of 6.10% compared to $7,410,000 and 6.67% for the 2007 period. The decrease in yield was principally due to lower prime interest rate which was 5.00% as of June 30, 2008 compared to 8.25% as of June 30, 2007. The Company has $65 million of floating rate loans tied to prime. As a result, the fte yield on loans declined to 6.59% for the current period from 7.40% for the similar period in 2007. The yield on the securities available for sale portfolio increased to 4.92% for the three months ended June 30, 2008 from 4.74% for the three months ended June 30, 2007. The increase in yield was the result of lower yielding securities, originally purchased in the lower interest rate environment of 2003 and 2004, maturing with the proceeds invested in securities with higher yields. Also, an increase of $21.9 million in average earning assets partially offset the lower yield on loans.

Interest expense for the three months ended June 30, 2008 totaled $2,379,000 at an average cost of 2.60% compared to $2,960,000 at an average cost of 3.36% for the similar period in 2007. With the decline in short-term interest rates, the Company reduced rates paid on its money market accounts and cash management product, which is included in short-term borrowings. The cost of time deposits decreased to 3.82% in the current period from 4.57% for the similar period in 2007. As time deposits matured in 2008, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $962,000 for the three months ended June 30, 2008 an increase of $105,000 from $857,000 in the similar period in 2007. Service charges and fees increased $35,000 principally due to a higher volume of non-sufficient fees. Revenues from the sale of title insurance included in other, increased $18,000. Commissions on annuities and mutual funds increased $29,000 on a higher volume of fixed annuity sales.

Other Expense

Other expense totaled $2,972,000 for the three months ended June 30, 2008, an increase of $125,000 or 4.4% over $2,847,000 for the similar period in 2007. Salaries and employee benefits costs increased $60,000, or 4.2%. Expenses related to a property acquired with a Deed in Lieu of Foreclosure totaled $52,000 which included delinquent real estate taxes and engineering costs included in Other.

Income Tax Expense

Income tax expense totaled $733,000 for an effective tax rate of 29.9% for the current period compared to $671,000 and an effective tax rate of 29.9% for the similar period in 2007.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Federal funds sold	$1,774	$24	2.71%	$3,734	$97	5.20%
Interest bearing deposits with banks	90	1	2.22	533	14	5.25
Securities held-to-maturity(1)	706	30	8.50	955	42	8.80
Securities available for sale:
Taxable	107,920	2,595	4.81	97,717	2,140	4.38
Tax-exempt (1)	22,329	624	5.59	18,333	528	5.76
Total securities available for sale (1)	130,249	3,219	4.94	116,050	2,668	4.60
Loans receivable (4) (5)	329,927	11,147	6.76	320,013	11,797	7.37
Total interest earning assets	462,746	14,421	6.23	441,285	14,618	6.63
Non-interest earning assets:
Cash and due from banks	7,576			8,273
Allowance for loan losses	(4,152)			(3,873)
Other assets	17,020			17,216
Total non-interest earning assets	20,444			21,616
Total Assets	$483,190			$462,901
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$100,738	803	1.59	$88,766	893	2.01
Savings	43,135	101	0.47	46,030	107	0.46
Time	168,230	3,430	4.08	173,315	3,960	4.57
Total interest bearing deposits	312,103	4,334	2.78	308,111	4,960	3.22
Short-term borrowings	29,770	365	2.45	21,093	461	4.37
Other borrowings	21,956	505	4.60	21,619	527	4.88
Total interest bearing liabilities	363,829	5,204	2.86	350,823	5,948	3.38
Non-interest bearing liabilities:
Demand deposits	58,055			54,542
Other liabilities	4,862			4,432
Total non-interest bearing liabilities	62,917			58,974
Stockholders’ equity	56,444			53,104
Total Liabilities and Stockholders’ Equity	$483,190			$462,901

Net interest income (tax equivalent basis)		9,217	3.37%		8,670	3.23%
Tax-equivalent basis adjustment		(319)			(293)
Net interest income		$8,898			$8,377
Net interest margin (tax equivalent basis)			3.98%			3.93%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)
Six Months Ended June 30, 2008 Compared to
Six Months Ended June 30, 2007
Variance due to

	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(38)	$(35)	$(73)
Interest bearing deposits with banks	(8)	(5)	(13)
Securities held to maturity	(11)	(1)	(12)
Securities available for sale:
Taxable	235	220	455
Tax-exempt securities	140	(44)	96
Total securities	374	176	551
Loans receivable	890	(1,540)	(650)
Total interest earning assets	1,208	(1,405)	(197)

Interest bearing liabilities:
Interest-bearing demand and money market	257	(347)	(90)
Savings	(8)	2	(6)
Time	(114)	(416)	(530)
Total interest bearing deposits	135	(761)	(626)
Short-term borrowings	345	(441)	(96)
Other borrowings	21	(43)	(22)
Total interest bearing liabilities	501	(1,245)	(744)
Net interest income (tax-equivalent basis)	$707	$(160)	$547

Comparison of Operating Results for Six Months Ended June 30, 2008 and June 30, 2007

General

Net income for the six months ended June 30, 2008 totaled $3,500,000, increasing $467,000, or 15.4% over the $3,033,000 earned in the similar period in 2007. Basic and diluted earnings per share were $1.28 and $1.26, respectively, in the 2008 period compared to $1.09 and $1.07, respectively, for the similar period in 2007. The resulting annualized return on average assets for the six months ended June 30, 2008 was 1.45%, with an annualized return on average equity of 12.44% as compared to 1.32% and 11.52% for the 2007 period.

The following table sets forth changes in net income:

Six Months Ended
June 30, 2008 to June 30, 2007

Net income three months ended June 30, 2007	$3,033

Change due to:
Net interest income	521
Provision for loan losses	(80)
Net realized gains on sales of securities	(6)
Gains on sale of mortgage loans and servicing rights	388
All other income	91
Salaries and employee benefits	(109)
All other expenses	(116)
Income tax effect	(222)

Net income three months ended June 30, 2008	$3,500

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2008 totaled $9,217,000, an increase of $547,000, or 6.3% over the similar period in 2007. The fte net interest spread and net interest margin were 3.37% and 3.98% respectively, for the six months ended June 30, 2008 compared to 3.23% and 3.93%, respectively, for the similar period in 2007.

Interest income (fte) totaled $14,421,000 with a yield on average earning assets of 6.23% compared to $14,618,000 with a yield of 6.63% for the 2007 period. The decrease in yield was principally due to the lower prime interest rate which was 5.00% as of June 30, 2008 decreasing from 8.25% as of June 30, 2007. The Company has $65 million of floating rate loans tied to the prime rate. As a result, the fte yield on loans fell to 6.76% in the current period from 7.37% in the 2007 period. The yield on securities available for sale increased to 4.94% from 4.60% as lower yielding securities matured with the proceeds invested at higher rates. An increase of $21.5 million of average earning assets also helped to partially offset the lower yield on loans.

Interest expense for the six months ended June 30, 2008 totaled $5,204,000 at an average cost of 2.86% compared to $5,948,000 and 3.38% for the similar period in 2007. As a result of the decrease in short-term interest rates which began in the third quarter of 2007, the Company reduced rates paid on its money market deposit accounts and cash management products which are included in short-term borrowings. Also, the cost of time deposits declined to 4.08% in the current period from 4.57% for the similar period in 2007. As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $2,224,000 for the six months ended June 30, 2008 compared to $1,751,000 for the similar period in 2007, an increase of $473,000. The increase was principally due to the gain of $396,000 on the sale of $14.4 million of 30 year fixed rate residential mortgages to FNMA compared to $8,000 of similar gains in 2007. The loans were sold for interest rate risk management purposes. Service charges and fees increased $67,000 due to $49,000 increase in non-sufficient fund and overdraft fees, due to higher volume of title insurance revenues, $17,000 and mortgage servicing income, $13,000.

Other Expense

Other expense totaled $5,933,000 for the six months ended June 30, 2008, an increase of $225,000 or 3.9% over $5,708,000 in the similar period of 2007. Salaries and employee benefit costs increased $109,000, or 3.7%. Data processing related expenses increased $26,000 or 7.6% principally due to costs associated with the Bank’s remote deposit capture product and branch image capture. The current period includes $52,000 of expense related to a property acquired by Deed in Lieu of Foreclosure with no such costs in 2007 period. The efficiency ratio, other expense as a percentage of net interest income (fte) plus other income, was 51.9% for the six months ended June 30, 2008 compared to 54.8% for the similar period in 2007.

Income Tax Expense

Income tax expense totaled $1,504,000 for an effective tax rate of 30.1% for the period ending June 30, 2008 compared to $1,282,000 and 29.7% for the similar period in 2007.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2008, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of June 30, 2008, the Bank had a positive 90 day interest sensitivity gap of $11.4 million or 2.3% of total assets, increasing from $6.0 million, 1.3% of total assets as of December 31, 2007. The change was principally due to a decrease in time deposits maturing in 90 days. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2008

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$51	$—	$—	$—	$51
Securities	12,964	32,290	40,924	38,339	131,517
Loans Receivable	89,568	49,886	86,484	106,816	332,754
Total RSA	102,583	89,176	127,408	145,155	464,322

Non-maturity interest-bearing deposits	24,486	27,553	72,415	30,380	154,834
Time deposits	35,976	78,250	21,876	14,839	150,941
Other	30,682	6,733	27,645	—	65,060
Total RSL	91,144	112,536	121,936	45,219	370,835

Interest Sensitivity Gap	$11,439	$(23,360)	$5,472	$99,936	$93,487
Cumulative gap	11,439	(11,921)	(6,449)	93,487
RSA/RSL-Cumulative	112.6%	94.1%	98.0%	125.2%

December 31, 2007
Interest Sensitivity Gap	$5,996	$(33,969)	$17,012	$107,374	$96,413
Cumulative gap	5,996	(27,973)	(10,961)	96,413

RSA/RSL-Cumulative	105.7%	86.9%	96.6%	126.8%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)

April 1 – April 30, 2008	6,488	$31.25	--	--
May 1 – May 31, 2008	--	--	--	--
June 1 – June 30, 2008	8,000	30.95	8,000	129,000
	14,338	$31.08	8,000	129,000

(1) Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchase of shares from terminated participants.

(2) On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 22, 2008. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2011.

	FOR	WITHHELD
Daniel J. O’Neill	2,120,615	25,553
Dr. Kenneth A. Phillips	2,122,280	23,888
Gary P. Rickard	2,109,177	36,991

There were no abstentions or broker non-votes.

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2008.

FOR	AGAINST	ABSTAIN
2,139,505	5,669	994

There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

(a)	3(i)	Articles of Incorporation of Norwood Financial Corp.*
	3(ii)	Bylaws of Norwood Financial Corp.**
	4.0	Specimen Stock Certificate of Norwood Financial Corp.*
	10.1	Amended Employment Agreement with William W. Davis, Jr.***
	10.2	Amended Employment Agreement with Lewis J. Critelli ***
	10.3	Form of Change-In-Control Severance Agreement with seven key employees of the Bank*
	10.4	Wayne Bank Stock Option Plan*
	10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr.*****
	10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli*****

10.7	Salary Continuation Agreement between the Bank and Edward C. Kasper*****
10.8	1999 Directors Stock Compensation Plan***
10.9	Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
10.10	Salary Continuation Agreement between the Bank and John H. Sanders*****
10.11	2006 Stock Option Plan******
10.12	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.*******
10.13	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli*******
10.14	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper*******
10.15	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller*******
10.16	First and Second Amendments to Salary Continuation Agreement with John H. Sanders*******
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

*	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.
**	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K Filed with the Commission on March 14, 2008.
***	Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Form 8-K filed with the Commission on March 6, 2006.
****	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 20, 2000.
*****	Incorporated herein by reference to the identically numbered exhibit to the Registrants Form 10-K filed with the Commission on March 22, 2004.
******	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Date: August 11, 2008	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2008	By:	/s/ Lewis J. Critelli
Lewis J. Critelli Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)