Form 10-Q
period 2008-09-30
NORWOOD FINANCIAL CORP
filed 2008-11-07
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes            ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2008
Common stock, par value $0.10 per share	2,735,861

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$9,277	$9,014
Interest bearing deposits with banks	74	50
Federal funds sold	450	—
Cash and cash equivalents	9,801	9,064

Securities available for sale	128,287	123,987
Securities held to maturity, fair value 2008: $724, 2007: $721	706	705
Loans receivable (net of unearned income)	341,217	331,296
Less: Allowance for loan losses	4,331	4,081
Net loans receivable	336,886	327,215
Investment in FHLB Stock, at cost	3,545	2,072
Bank premises and equipment, net	5,601	5,742
Bank owned life insurance	7,992	7,767
Foreclosed real estate owned	660	—
Accrued interest receivable	2,394	2,343
Other assets	2,763	1,715
TOTAL ASSETS	$498,635	$480,610

LIABILITIES
Deposits:
Non-interest bearing demand	$63,474	$60,061
Interest bearing	297,083	309,939
Total deposits	360,557	370,000
Short-term borrowings	33,575	26,686
Other borrowings	43,000	23,000
Accrued interest payable	2,319	3,198
Other liabilities	3,070	1,907
TOTAL LIABILITIES	442,521	424,791

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	9,953	10,159
Retained earnings	49,550	47,030
Treasury stock at cost: 2008: 105,616 shares, 2007: 87,256 shares	(3,272)	(2,708)
Accumulated other comprehensive income (loss)	(401)	1,054
TOTAL STOCKHOLDERS’ EQUITY	56,114	55,819
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$498,635	$480,610

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans receivable, including fees	$5,509	$6,054	$16,560	$17,772
Securities	1,549	1,370	4,575	3,866
Other	1	33	26	144
Total interest income	7,059	7,457	21,161	21,782

INTEREST EXPENSE
Deposits	1,780	2,489	6,114	7,449
Short-term borrowings	200	195	565	656
Other borrowings	303	281	808	808
Total interest expense	2,283	2,965	7,487	8,913
NET INTEREST INCOME	4,776	4,492	13,674	12,869
PROVISION FOR LOAN LOSSES	130	90	315	195
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,646	4,402	13,359	12,674

OTHER INCOME
Service charges and fees	656	635	1,964	1,876
Income from fiduciary activities	91	117	293	335
Net realized gains (losses) on sales of securities	(27)	—	(18)	15
Gain on sale of loans and servicing rights	90	8	486	16
Other	163	153	472	422
Total other income	973	913	3,197	2,664

OTHER EXPENSES
Salaries and employee benefits	1,477	1,432	4,521	4,367
Occupancy, furniture & equipment, net	403	400	1,247	1,231
Data processing related	183	173	551	515
Taxes, other than income	130	54	387	293
Professional fees	72	75	250	258
Foreclosed real estate owned	519	—	571	—
Other	577	653	1,767	1,831
Total other expenses	3,361	2,787	9,294	8,495

INCOME BEFORE INCOME TAXES	2,258	2,528	7,262	6,843
INCOME TAX EXPENSE	666	722	2,170	2,004
NET INCOME	$1,592	$1,806	$5,092	$4,839

BASIC EARNINGS PER SHARE	$0.58	$0.65	$1.86	$1.74

DILUTED EARNINGS PER SHARE	$0.58	$0.64	$1.84	$1.71

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(dollars in thousands, except per share data)

	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2006	2,840,872	$284	$10,149	$43,125	($1,283)	$(44)	$52,231
Comprehensive Income:
Net Income				4,839			4,839
Change in unrealized gains on securities available for sale, net of reclassification adjustment and tax effects						468	468
Total comprehensive income							5,307

Cash dividends declared, $.69 per share				(1,918)			(1,918)
Acquisition of treasury stock 43,675 shs					(1,385)		(1,385)
Stock options exercised, 14,483 shs			(243)		431		188
Tax benefit of stock options exercised			98				98
Compensation expense related to stock options			199				199
Balance, September 30, 2007	2,840,872	$284	$10,203	$46,046	($2,237)	$424	$54,720

	Number of shares issued	Common Stock	Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2007	2,840,872	$284	$10,159	$47,030	($2,708)	$1,054	$55,819
Comprehensive Income:
Net Income				5,092			5,092
Change in unrealized losses on securities available for sale, net of reclassification adjustment and tax effects						(1,455)	(1,455)
Total comprehensive income							3,637

Cash dividends declared, $.75 per share				(2,052)			(2,052)
Acquisition of treasury stock 46,338 shs					(1,439)		(1,439)
Stock options exercised, 27,978 shs			(455)		875		420
Tax benefit of stock options exercised			134				134
Compensation expense related to stock options			115				115
Cumulative effect of net periodic postretirement benefit				(520)			(520)
Balance, September 30, 2008	2,840,872	$284	$9,953	$49,550	($3,272)	$(401)	$56,114

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,092	$4,839
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	315	195
Depreciation	430	425
Amortization of intangible assets	39	39
Deferred income taxes	(268)	207
Net amortization of securities premiums and discounts	33	101
Net realized (gain) loss on sales of securities	18	(15)
Earnings on life insurance policy	(225)	(215)
Loss on foreclosed real estate owned	540	—
Net gain on sale of mortgage loans and servicing rights	(486)	(16)
Mortgage loans originated for sale	(866)	(801)
Proceeds from sale of mortgage loans and servicing rights originated for sale	881	817
Compensation expense related to stock options	115	199
Increase in accrued interest receivable and other assets	(68)	(651)
Decrease in accrued interest payable and other liabilities	(232)	(3,549)
Net cash provided by operating activities	5,318	1,575

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	68	74
Proceeds from maturities and principal reductions on mortgage-backed securities	31,475	37,761
Purchases	(38,102)	(43,046)
Securities held to maturity, proceeds from calls	—	250
Increase in investment in FHLB stock	(1,473)	(302)
Net increase in loans	(24,740)	(13,107)
Proceeds from sale of mortgage loans and servicing rights	13,975	—
Purchase of bank premises and equipment	(289)	(169)
Net cash used in investing activities	(19,086)	(18,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(9,443)	9,450
Net increase (decrease) in short-term borrowings	6,889	(108)
Repayments of other borrowing	(5,000)	—
Proceeds from other borrowings	25,000	10,000
Stock options exercised	420	188
Tax benefit of stock options exercised	134	98
Acquisition of treasury stock	(1,439)	(1,385)
Cash dividends paid	(2,056)	(1,922)
Net cash provided by financing activities	14,505	16,321
Increase (decrease) in cash and cash equivalents	737	(643)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,064	9,517
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,801	$8,874

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The consolidated financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future interim period.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Basic EPS weighted average shares outstanding	2,736	2,773	2,742	2,783
Dilutive effect of stock options	26	46	32	52
Diluted EPS weighted average shares outstanding	2,764	2,819	2,774	2,835

Stock options which had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 89,150 and 22,500 for the periods ended September 30, 2008 and 2007, respectively.

3. Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, and 22,000 options in 2007, all of which have a twelve month vesting period. As of September 30, 2008, there was approximately $38,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2008.

No stock options were granted for the nine months ended September 30, 2008. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	180,422	$24.04	5.5	Yrs.	$895
Exercised	(27,978)	14.98
Outstanding at September 30, 2008	152,444	$25.70	5.3		$503
Exerciseable at September 30, 2008	130,444	$24.14	5.5		$634

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the nine months ended September 30, 2008 was $436,000, cash received from such exercises was $420,000 and the tax benefit recognized was $134,000.

4. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold, all of which mature within 90 days.

Cash payments for interest for the nine months ended September 30, 2008 and 2007 were $8,366,000 and $9,218,000 respectively. Cash payments for income taxes in 2008 were $2,236,000 compared to $1,966,000 in 2007. Non-cash investing activities for 2008 and 2007 included foreclosed mortgage loans and repossession of other assets of $1,250,000 and $47,000, respectively.

5. Borrowings

In August 2008 the Company borrowed $10 million in the form of a convertible note from the Federal Home Loan Bank of Pittsburgh (FHLB). The note has a three year term with a fixed interest rate of 2.69% for six months. The convertible note contains an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month Libor plus 16 basis points. If the note is converted, the Company has the option to put the funds back to the FHLB without penalty. In September 2008, the Company borrowed $5 million in the form of a fixed rate note from the FHLB at a rate of 3.53% maturing September 2010 and $5 million at a fixed rate of 4.06% maturing in September 2011.

In April 2008, a $5 million fixed rate advance from the FHLB matured and was paid off by the Company. In May 2008, the Company borrowed $5 million in the form of a convertible note from the FHLB with a five year term with fixed interest rate of 3.015% for two years. The convertible note contains an option that allows the FHLB, at quarterly intervals, to change the note to an adjustable rate advance at three month Libor plus 19 basis points. If converted, the Company may put the funds back to the FHLB without penalty.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2008	2007	2008	2007
Unrealized holding gains (losses) on available for sale securities	$(953)	$1,123	$(2,225)	$715
Reclassification adjustment for (gains) losses realized in net income	27	—	18	(15)
Net unrealized gains (losses)	(926)	1,123	(2,207)	700
Income tax (benefit)	(313)	380	(752)	232
Other comprehensive income (loss)	$(613)	$743	$(1,455)	$468

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)

	September 30,
	2008	2007
Commitments to grant loans	$19,138	$15,687
Unfunded commitments under lines of credit	35,904	31,911
Standby letters of credit	2,065	2,751

	$57,107	$50,349

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risks involved in issuing letters of credit are essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

8. Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company adopted SFAS 157 effective for its fiscal year beginning January 1, 2008. In December 2007, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, “Effective date of FAS 157” for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The adoption of SFAS 157 and FSP No. FAS 157-2 and FSP No. FAS 157-3 had no impact on the amounts reported in the consolidated financial statements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows:

	Fair Value Measurement Reporting Date using
Description	September 30, 2008	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
		(In thousands)
Securities available for sale	$128,287	$1,338	$126,949	$—
Loans	1,662	—	—	1,662
Other Real Estate	660	—	—	660
Total	$130,609	$1,338	$126,949	$2,322

The following valuation techniques were used to measure fair value of assets in the table above on a recurring basis as of September 30, 2008:

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

Impaired Loans:

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

Foreclosed Real Estate Owned:

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

The following is a reconciliation of the beginning and ending balances of recurring value measurements of impaired loans and other real estate owned using significant unobservable (Level 3) inputs:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2008		September 30, 2008
	Impaired Loans	Other Real Estate Owned	Impaired Loans	Other Real Estate Owned
Balance at the beginning of the period	$1,785	$1,200	$3,208	$—
Transfer from impaired loans	—	—	—	1,200
Loan advances	—	—	22	—
Loan payments	(8)	—	(61)	—
Specific allowance	(115)	(540)	(307)	(540)
Transfer to Other Real Estate owned	—	—	(1,200)	—

Balance at the end of the period	$1,662	$660	$1,662	$660

9. New and Recently Adopted Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes that his new pronouncement will have an immaterial impact on the Company’s consolidated financial statements in future periods.

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

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as if they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03—6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP 133-1 and FIN 45-4). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its consolidated financial position and results of operations.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities. Please refer to the discussion of the allowance for loan losses calculation under “Non-performing Assets and Allowance for Loan Losses” in the “Changes in Financial Condition” section.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses at September 30, 2008 and December 31, 2007 represent temporary impairment of the securities, and the Company has the intent and ability to hold until recovery, excluding an other-than-temporary impairment charge of $27,000 taken for 1,000 shares of Wachovia Common Stock as of September 30, 2008 recorded in net realized gains (losses) on sale of securities in Other Income.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to

Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. This provision is effective October 3, 2008.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment form one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The Company has a filing deadline of November 14, 2008 to participate in the Capital Purchase Plan (CPP). The Company is currently evaluating the impact of participating or not participating in the CPP.

Changes in Financial Condition

General

Total assets as of September 30, 2008 were $498.6 million compared to $480.6 million as of December 31, 2007, an increase of $18.0 million. The increase reflects a $4.3 million increase in securities available for sale and a $9.9 million increase in loans receivable, funded by an increase in borrowings.

Securities

The fair value of securities available for sale as of September 30, 2008 was $128.3 million compared to $124 million as of December 31, 2007. The Company purchased $38.1 million of securities using the proceeds from $31.5 million of securities called, maturities and principal reductions and from borrowings.

The carrying value of the Company’s securities portfolio (Available-For-Sale and Held-to-Maturity) consisted of the following:

	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$37,036	28.7%	$41,508	33.4%
States and political subdivisions	22,968	17.8	22,622	18.1
Corporate securities	5,194	4.0	4,994	4.0
Mortgage-backed securities	62,457	48.5	54,082	43.3
Equity securities	1,338	1.0	1,486	1.2
Total	$128,993	100.0%	$124,692	100.0%

The Company has securities in an unrealized loss position. In Management’s opinion the unrealized losses in the debt portfolio reflect a widening of spreads due to liquidity and credit concerns in the financial sector. The unrealized losses are most evident in the municipal and corporate sector. The Company’s municipal bond portfolio consists of 51 issues of which 45 are General Obligation instruments, 24 are issues of PA school districts. A majority of the bonds are backed by insurance and carry an underlying rating of A or better. The Company’s corporate bond portfolio consists of six issues of which five were initial participants in the Treasury’s Capital Purchase Program which the Company believes adds strength to each. The Company has the intent and ability to hold its investments until maturity or until spreads and market price recover.

The Company recorded a $27,000 other than temporary impairment charge on 1,000 shares of Wachovia Common Stock. The Company has no common or preferred stock in Fannie Mae or Freddie Mac.

Loans Receivable

Loans receivable totaled $341.2 million compared to $331.3 million as of December 31, 2007. Residential real estate loans decreased $2.5 million due to the sale of $14.4 million of 30 year fixed rate residential mortgages. The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio. Commercial real estate loans increased $18.3 million during the period, reflecting new activity and the completion of $5.2 million of construction projects. The activity was principally centered in the Pike and Monroe County, Pennsylvania market area.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	September 30, 2008		December 31, 2007

Real Estate-Residential	$127,430	37.3%	$129,888	39.2%
Commercial	151,917	44.5	133,593	40.2
Construction	15,976	4.7	20,404	6.2
Commercial, financial and agricultural	29,120	8.5	29,159	8.8
Consumer loans to individuals	17,011	5.0	18,526	5.6
Total loans	341,454	100.0%	331,570	100.0%

Deferred fees (net)	(237)		(274)
	341,217		331,296
Allowance for loan losses	(4,331)		(4,081)
Net loans receivable	$336,886		$327,215

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007

Balance, beginning	$4,237	$3,900	$4,081	$3,828
Provision for loan losses	130	90	315	195
Charge-offs	(45)	(16)	(116)	(83)
Recoveries	9	5	51	39
Net charge-offs	(36)	(11)	(65)	(44)
Balance, ending	$4,331	$3,979	$4,331	$3,979

Allowance to total loans	1.27%	1.21%	1.27%	1.21%
Net charge-offs to average loans (annualized)	.04%	.01%	.03%	.02%

The allowance for loan losses totaled $4,331,000 as of September 30, 2008 and represented 1.27% of total loans compared to $4,081,000 at year end, and $3,979,000 as of September 30, 2007. The Company had net charge-offs for the nine months ended September 30, 2008 of $65,000 compared to $44,000 in the comparable period in 2007. The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2008 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any; that might be incurred in the future.

As of September 30, 2008, non-performing loans totaled $2,268,000, which is .66% of total loans compared to $163,000, or .05% of total loans at December 31, 2007. The increase was principally due to a commercial real estate loan in Monroe County with collateral consisting of several parcels of real estate. The loan, currently on non-accrual, was previously restructured with a reduced interest rate to improve the borrower’s cash flow. The recorded investment in this impaired loan is $1,969,000 with a specific allowance reserve of $307,000. The Company acquired a property with a deed in lieu of foreclosure with an initial carrying value of $1,200,000. During the third quarter, the Company had a write down on the property to “as is” value of $660,000. The property consists of undeveloped residential building lots in Monroe County, PA. The Company has retained an engineering firm to complete the permit process with the municipality and plans to market the property upon completion of the permitting.

            The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2008		December 31, 2007
Loans accounted for on a non accrual basis:
Commercial and all other	$—		$—
Real Estate	2,251		109
Consumer	—		2
Total	2,251		111

Accruing loans which are contractually
past due 90 days or more	17		52
Total non-performing loans	2,268		163
Foreclosed real estate	660		—
Total non-performing assets	$2,928		$163
Allowance for loan losses	$4,331		$4,081

Coverage of non-performing loans	1.9	x	25.0	x
Non-performing loans to total loans	.66%		.05%
Non-performing assets to total assets	.59%		.03%

Deposits

Total deposits as of September 30, 2008 were $360.6 million decreasing from $370.0 million as of December 31, 2007 primarily due to the decrease in time deposits greater than $100,000.

Time deposits greater than $100,000 decreased $28.5 million due to the scheduled maturities of school districts and various large commercial CDs. A portion of these funds remained on deposit in money market and interest-bearing demand accounts. The Company expects to bid on school district time deposits in the fourth quarter of 2008.

The following table sets forth deposit balances as of the dates indicated

(dollars in thousands)	September 30, 2008	December 31, 2007

Non-interest bearing demand	$63,474	$60,061
Interest bearing demand	39,172	32,426
Money Market Deposit Accounts	65,717	57,970
Savings	45,456	42,962
Time deposits <$100,000	113,000	114,318
Time deposits >$100,000	33,738	62,263

Total	$360,557	$370,000

Borrowings

Short-term borrowings as of September 30, 2008 totaled $33.6 million compared to $26.7 million as of December 31, 2007. The increase in short-term borrowings were principally used to offset the decrease in time deposits greater than $100,000.

Short-term borrowings consist of the following:

(dollars in thousands)

	September 30, 2008	December 31, 2007
Securities sold under agreements to repurchase	$17,454	$24,885
FHLB Short-term borrowings	16,000	—
Federal Funds Purchased	—	800
U.S. Treasury demand notes	121	1,001
	$33,575	$26,686

Other borrowings consisted of the following:

(dollars in thousands)

	September 30, 2008	December 31, 2007
Notes with the FHLB:
Fixed rate note due April 2008 at 4.17%	$—	$5,000
Fixed rate note due September 2010 at 3.53%	5,000	—
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	—
Fixed rate note due September 2011 at 4.06%	5,000	—
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	—
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$23,000

The convertible notes contain an option that allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three-month LIBOR plus 11 to 19 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.

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

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2008	December 31, 2007
Commitments to grant loans	$19,138	$10,835
Unfunded commitments under lines of credit	35,904	34,146
Standby letters of credit	2,065	2,348

	$57,107	$47,329

The increase in commitments to grant loans is principally due to a higher level of commercial real estate construction.

Stockholders’ Equity and Capital Ratios

At September 30, 2008, total stockholders’ equity totaled $56.1 million, compared to $55.8 million as of December 31, 2007. The net change in stockholders’ equity was primarily due to $5,092,000 in net income, that was partially offset by $2,052,000 of cash dividends declared. The Company also repurchased $1,439,000 of common stock in the nine months ended September 30, 2008. In addition, accumulated other comprehensive income declined due to a decrease in fair value of securities in the available for sale portfolio, net of tax. Because of volatility in the credit markets, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30, 2008	December 31, 2007
Tier 1 Capital
(To average assets)	11.39%	11.38%
Tier 1 Capital
(To risk-weighted assets)	16.01%	16.26%
Total Capital
(To risk-weighted assets)	17.36%	17.60%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of September 30, 2008 and December 31, 2007.

Liquidity

As of September 30, 2008, the Company had cash and cash equivalents of $9.8 million in the form of cash, due from banks, federal funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $128.3 million which could be used for liquidity needs. This totals $138.1 million and represents 27.7% of total assets compared to $133.1 million and 27.7% of total assets as of December 31, 2007. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2008 and December 31, 2007. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has an unsecured line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were $16,000,000 of borrowings under this line at September 30, 2008 and $-0- at December 31, 2007.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000, which expires in May 2009. There were no borrowings under this line as of September 30, 2008 and December 31, 2007. The Company has an unsecured line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $-0- as of September 30, 2008 and $800,000 as of December 31, 2007.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $236,000,000 of which $59,000,000 was outstanding at September 30, 2008 and $23,000,000 at December 31, 2007. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on page 24 and 28. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)

	Three Months Ended September 30,
	2008			2007
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$180	$1	2.22%	$1,907	$26	5.45%
Interest bearing deposits with banks	65	—	0.00	581	7	4.82
Securities held-to-maturity(1)	706	16	9.07	708	17	9.60
Securities available for sale:
Taxable	110,684	1,333	4.82	98,780	1,181	4.78
Tax-exempt (1)	21,550	312	5.79	19,761	239	4.84
Total securities available for sale (1)	132,234	1,645	4.98	118,541	1,420	4.79
Loans receivable (4) (5)	335,859	5,553	6.61	325,352	6,092	7.49
Total interest earning assets	469,044	7,215	6.15	447,089	7,562	6.77
Non-interest earning assets:
Cash and due from banks	8,358			7,753
Allowance for loan losses	(4,282)			(3,938)
Other assets	18,962			17,606
Total non-interest earning assets	23,038			21,421
Total Assets	$492,082			$468,510
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$107,663	355	1.32	$93,153	489	2.10
Savings	46,196	54	0.47	47,612	56	0.47
Time	149,204	1,371	3.68	169,363	1,944	4.59
Total interest bearing deposits	303,063	1,780	2.35	310,128	2,489	3.21
Short-term borrowings	36,803	200	2.17	18,477	195	4.22
Other borrowings	27,783	303	4.36	23,000	281	4.89
Total interest bearing liabilities	367,649	2,283	2.48	351,605	2,965	3.37
Non-interest bearing liabilities:
Demand deposits	62,667			58,531
Other liabilities	5,107			4,472
Total non-interest bearing liabilities	67,774			63,003
Stockholders’ equity	56,659			53,902
Total Liabilities and Stockholders’ Equity	$492,082			$468,510

Net interest income (tax equivalent basis)		4,932	3.67%		4,597	3.39%
Tax-equivalent basis adjustment		(156)			(105)
Net interest income		$4,776			$4,492
Net interest margin (tax equivalent basis)			4.21%			4.11%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase (Decrease)
Three Months Ended September 30, 2008 Compared to
Three Months Ended September 30, 2007
Variance due to

	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold	$(15)	$(10)	$(25)
Interest bearing deposits with banks	(3)	(4)	(7)
Securities held to maturity	—	(1)	(1)
Securities available for sale:
Taxable	143	9	152
Tax-exempt securities	23	50	73
Total securities	166	59	225
Loans receivable	1,117	(1,656)	(539)
Total interest earning assets	1,265	(1,612)	(347)

Interest bearing liabilities:
Interest-bearing demand and money market	390	(524)	(134)
Savings	(2)	—	(2)
Time	(214)	(359)	(573)
Total interest bearing deposits	174	(883)	(709)
Short-term borrowings	512	(507)	5
Other borrowings	174	(152)	22
Total interest bearing liabilities	860	(1,542)	(682)
Net interest income (tax-equivalent basis)	$405	($70)	$335

Comparison of Operating Results for Three Months Ended September 30, 2008 and September 30, 2007

General

For the three months ended September 30, 2008, net income totaled $1,592,000, a decrease of $214,000, from the $1,806,000 earned in the similar period of 2007. Earnings per share for the current period were $.58 basic and on a diluted basis compared to $.65 basic and $.64 on a diluted basis for the three months ended September 30, 2007. The resulting annualized return on average assets and return on average equity for the three months ended September 30, 2008 were 1.28% and 11.15%, respectively, compared to 1.53% and 13.29% respectively, for the similar period in 2007.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended September 30, 2008 to September 30, 2007
Net income three months ended September 30, 2007	$1,806

Change due to:
Net interest income	284
Provision for loan losses	(40)
Net realized gains (losses) on sales of securities	(27)
Gains on sale of mortgage loans and servicing rights	82
All other income	5
Salaries and employee benefits	(45)
Foreclosed real estate owned	(519)
All other expenses	(10)
Income tax effect	56

Net income three months ended September 30, 2008	$1,592

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2008 totaled $4,932,000, an increase of $335,000, or 7.3% over the similar period in 2007. The fte net interest spread and net interest margin were 3.67% and 4.21%, respectively for the three months ended September 30, 2008 compared to 3.39% and 4.11%, respectively, for the similar period in 2007.

Interest income (fte) totaled $7,215,000 with a yield on average earning assets of 6.15% compared to $7,562,000 and 6.77% for the 2007 period. The decrease was principally due to a decrease in the yield on loans, 6.61% compared to 7.49%, for the 2007 period. The drop in the loan yield was primarily caused by the decrease in the prime interest rate which was 5.00% on September 30, 2008 compared to 7.75% on September 30, 2007. The prime rate decreased to 4.00% as of October 30, 2008 which will put additional pressure on loan yields. The Company has $70 million of floating rate loans tied to prime. The yield on the securities available for sale portfolio increased to 4.98% for the three months ended September 30, 2008 from 4.79% for the same period in 2007. Also, an increase of $22.0 million in average earnings assets partially offset the lower yield on loans.

Interest expense for the three months ended September 30, 2008 totaled $2,283,000 at an average cost of 2.48% compared to $2,965,000 and 3.37% for the 2007 period. With the decline in short term interest rates the Company reduced rates paid on its money market and cash management product, which is included in short-term borrowings. The cost of time deposits decreased to 3.68% for the current period from 4.59% in 2007 period. As time deposits matured in 2008, they repriced at the current lower rates resulting in the decrease. In addition, the liabilities mix shifted from higher costing time deposits, 3.68% to lower costing money market accounts, 1.32%, and short-term borrowings 2.17%.

Other Income

Other income totaled $973,000 for the three months ended September 30, 2008 an increase of $60,000 from $913,000 in the similar period in 2007. Service charges and fees increased $21,000 principally due to a higher volume of fees on checks presented with non-sufficient funds. Revenues from the sale of title insurance included in other, increased $23,000 due to additional commercial real estate transactions. The Company had a gain of $90,000 on the sale of its mortgage servicing rights portfolio in the 2008 period compared to $8,000 in loan sale gains in the 2007 period. The Company recorded a $27,000 other-than-temporary-impairment charge on 1,000 shares of Wachovia common stock in the 2008 period.

Other Expense

Other expense totaled $3,361,000 for the three months ended September 30, 2008, an increase of $574,000 over $2,787,000 for the similar period in 2007. Salaries and employee benefits costs increased $45,000, or 3.1%. A write down related to a property acquired with a deed in lieu of foreclosure totaled $540,000 for the 2008 period. Excluding expenses related to foreclosed real estate, the Company’s efficiency ratio was 48.1% for the current period compared to 50.6% in the prior year.

The Company anticipates a significant increase in the cost of federal deposit insurance from current levels of five to seven basis points. The FDIC has recently proposed to increase the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 and to between 10 and 14 basis points thereafter. Assessment rates could be further increased if an institution’s FHLB advances exceed 15% of deposits. The FDIC has also established a program under which it fully guarantees all non-interest bearing transaction accounts and senior unsecured debt of a bank or its holding company. Institutions that do not opt out of the program by November 14, 2008 will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000 and 75 basis points of the amount of debt issued.

Income Tax Expense

Income tax expense totaled $666,000 for an effective tax rate of 29.50% for the current period compared to $722,000 and an effective tax rate of 28.6% for the similar period in 2007.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)

	Nine Months Ended September 30,
	2008			2007
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$1,239	$25	2.69%	$3,118	$123	5.26%
Interest bearing deposits with banks	81	1	1.65	549	21	5.10
Securities held-to-maturity(1)	706	46	8.69	871	59	9.03
Securities available for sale:
Taxable	108,849	3,928	4.81	98,076	3,321	4.51
Tax-exempt (1)	22,067	936	5.66	18,814	767	5.44
Total securities available for sale (1)	130,916	4,864	4.95	116,890	4,088	4.66
Loans receivable (4) (5)	331,920	16,700	6.71	321,812	17,889	7.41
Total interest earning assets	464,862	21,636	6.21	443,240	22,180	6.67
Non-interest earning assets:
Cash and due from banks	7,840			8,098
Allowance for loan losses	(4,196)			(3,895)
Other assets	17,671			17,348
Total non-interest earning assets	21,315			21,551
Total Assets	$486,177			$464,791
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$103,064	1,158	1.50	$90,244	1,382	2.04
Savings	44,163	155	0.47	46,563	163	0.47
Time	161,842	4,801	3.96	171,983	5,904	4.58
Total interest bearing deposits	309,069	6,114	2.64	308,790	7,449	3.22
Short-term borrowings	32,131	565	2.34	20,211	656	4.33
Other borrowings	23,913	808	4.51	22,084	808	4.88
Total interest bearing liabilities	365,113	7,487	2.73	351,085	8,913	3.38
Non-interest bearing liabilities:
Demand deposits	59,604			55,886
Other liabilities	4,944			4,447
Total non-interest bearing liabilities	64,548			60,333
Stockholders’ equity	56,516			53,373
Total Liabilities and Stockholders’ Equity	$486,177			$464,791

Net interest income (tax equivalent basis)		14,149	3.47%		13,267	3.29%
Tax-equivalent basis adjustment		(475)			(398)
Net interest income		$13,674			$12,869
Net interest margin (tax equivalent basis)			4.06%			3.99%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)
Nine Months Ended September 30, 2008 Compared to
Nine Months Ended September 30, 2007
Variance due to

	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(54)	$(44)	$(98)
Interest bearing deposits with banks	(11)	(9)	(20)
Securities held to maturity	(11)	(2)	(13)
Securities available for sale:
Taxable	380	227	607
Tax-exempt securities	137	32	169
Total securities	517	259	776
Loans receivable	830	(2,019)	(1,189)
Total interest earning assets	1,271	(1,815)	(544)

Interest bearing liabilities:
Interest-bearing demand and money market	263	(487)	(224)
Savings	(9)	1	(8)
Time	(334)	(769)	(1,103)
Total interest bearing deposits	(80)	(1,255)	(1,335)
Short-term borrowings	400	(491)	(91)
Other borrowings	86	(86)	—
Total interest bearing liabilities	406	(1,832)	(1,426)
Net interest income (tax-equivalent basis)	$865	$17	$882

Comparison of Operating Results for Nine Months Ended September 30, 2008 and September 30, 2007

General

Net income for the nine months ended September 30, 2008 totaled $5,092,000, increasing $253,000, or 5.2% over the $4,839,000 earned in the similar period in 2007. Basic and diluted earnings per share were $1.86 and $1.84, respectively, in the 2008 period compared to $1.74 and $1.71, respectively, for the similar period in 2007. The resulting annualized return on average assets for the nine months ended September 30, 2008 was 1.40%, with an annualized return on average equity of 12.00% as compared to 1.39% and 12.12% for the 2007 period.

The following table sets forth changes in net income:

Nine Months Ended September 30, 2008 to September 30, 2007
(dollars in thousands)
Net income nine months ended September 30, 2007	$4,839

Change due to:
Net interest income	805
Provision for loan losses	(120)
Net realized gains on sales of securities	(33)
Gains on sales of mortgage loans and servicing rights	470
All other income	96
Salaries and employee benefits	(154)
Foreclosed real estate owned	(571)
All other expenses	(74)
Income tax effect	(166)

Net income nine months ended September 30, 2008	$5,092

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2008 totaled $14,149,000, an increase of $882,000, or 6.7%, over the similar period in 2007. The fte net interest spread and net interest margin were 3.47% and 4.06%, respectively for the nine months ended September 30, 2008 compared to 3.29% and 3.99% respectively for the similar period in 2007.

Interest income totaled $21,636,000 with a yield on average earning assets of 6.21% compared to $22,180,000 with a yield of 6.67% for the 2007 period. The prime rate of interest declined to 5.00% as of September 30, 2008 from 7.75% as of September 30, 2007. As a result, the fte yield on loans declined 70 basis points to 6.71% for the nine months ended September 30, 2008. The Company has $70 million dollars of floating rate loans tied to prime rate. Lower yielding securities matured during the current period and were reinvested at higher rates. As a result, the fte yield on the available for sale portfolio increased 29 basis points to 4.95%. Interest income was also favorably impacted by a $21.6 million increase in average earning assets.

Interest expense for the nine months ended September 30, 2008 totaled $7,487,000 at an average cost of 2.73% compared to $8,913,000 at an average cost of 3.38% in the 2007 period. As short-term interest rates began declining in the third quarter of 2007, the Company steadily reduced the rates paid on money market accounts and cash management products, which are included in other borrowings. The cost of time deposits also declined to 3.96% in 2008 from 4.58% for the similar period in 2007. As time deposits matured in 2008, they repriced at the current lower rates resulting in the decrease. In addition, the liabilities mix shifted from higher costing time deposits, 3.96%, to lower costing money market accounts, 1.50%, and short-term borrowings, 2.34%.

Other Income

Other income totaled $3,197,000 for the nine months ended September 30, 2008 compared to $2,664,000 for the similar period in 2007, an increase of $533,000. The increase was principally due to the gain of $486,000 on the sale of $14.4 million of 30 year fixed rate residential mortgages to FNMA and the sale of servicing associated with the loans compared to $16,000 of similar gains in 2007. The loans were sold for interest rate risk management purposes. Service charges and fees increased $88,000 due to a $77,000 increase in fees related to checks presented with non-sufficient funds. Title insurance revenues increased $43,000 principally due to higher volume of commercial transactions.

Other Expense

Other expense totaled $9,294,000 for the nine months ended September 30, 2008, an increase of $799,000 over $8,495,000 in the similar period of 2007. Salaries and employee benefit costs increased $154,000, or 3.5%. Data processing related expenses increased $36,000 or 7.0% principally due to costs associated with the Bank’s remote deposit capture product and branch image capture. The current period includes $571,000 of expense and write down related to a property acquired by deed in lieu of foreclosure with no such costs in 2007 period. The efficiency ratio, other expense as a percentage of net interest income (fte) plus other income, excluding costs related to foreclosed real estate was 50.2% for the nine months ended September 30, 2008 compared to 53.3% for the similar period in 2007.

Income Tax Expense

Income tax expense totaled $2,170,000 for an effective tax rate of 29.9% for the period ending September 30, 2008 compared to $2,004,000 and 29.3% for the similar period in 2007.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2008, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of September 30, 2008, the Bank had a positive 90 day interest sensitivity gap of $7.1 million or 1.4% of total assets, compared to $6.0 million, 1.3% of total assets as of December 31, 2007. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on interest-earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2008

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$524	$—	$—	$—	$524
Securities	13,691	32,663	36,296	46,343	128,993
Loans Receivable	90,167	48,191	86,254	116,605	341,217
Total RSA	104,382	80,854	122,550	162,948	470,734

Non-maturity interest-bearing deposits	24,200	26,163	69,708	30,274	150,345
Time deposits	44,732	51,373	31,934	16,699	144,738
Other	28,340	15,789	32,446	—	76,575
Total RSL	97,272	93,325	134,088	46,973	371,658

Interest Sensitivity Gap	$7,110	($12,471)	$(11,538)	$115,975	$99,076
Cumulative gap	7,110	(5,361)	(16,899)	99,076
RSA/RSL-Cumulative	107.3%	97.2%	94.8%	126.7%
December 31, 2007
Interest Sensitivity Gap	$5,996	$(33,969)	$17,012	$107,374	$96,413
Cumulative gap	5,996	(27,973)	(10,961)	96,413
RSA/RSL-Cumulative	105.7%	86.9%	96.6%	126.8%

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

July 1 – July 31, 2008	--	$--	--	--
August 1 – August 31, 2008	--	--	--	--
September 1 – September 30, 2008	12,000	30.55	12,000	117,000
	12,000	$30.55	12,000	117,000

(1) On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

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

NORWOOD FINANCIAL CORP.
Date: November 6, 2008	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr. President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2008	By:	/s/ Lewis J. Critelli
Lewis J. Critelli Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)