Form 10-K
period 2008-12-31
NORWOOD FINANCIAL CORP
filed 2009-03-13
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008,

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File No. 0-28364

NORWOOD FINANCIAL CORP.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2828306
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (570) 253-1455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES	☒	NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES	☒	NO

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

As of March 12, 2009, there were 2,736,567 shares outstanding of the registrant’s Common Stock.

The Registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.” The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2008, $29.00 per share, was $68.5 million based on 2,363,456 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2008. (Parts I, II, and IV)
2.	Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.

FORM 10-K

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	risk of failure to stabilize the financial system
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2008, the Company had total assets of $504.3 million, deposits of $359.6 million, and stockholders’ equity of $58.7 million. The Company’s ratio of average equity to average assets was 11.57%, 11.48% and 11.23% for fiscal years 2008, 2007 and 2006, respectively.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2008 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 20.5%, second largest in Pike County with 17.3%, and 13th in Monroe County with 1.2%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2008, the Bank had 118 full-time and 6 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The products include fixed rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania, but is allowing this portfolio to run-off. At December 31, 2008, there were $10.0 million of indirect loans in the portfolio.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed. For commercial projects, the Bank typically also provides the permanent financing after the construction period, as a commercial mortgage.

The Bank also, from time to time originates loans secured by undeveloped land. Land loans granted to individuals have a term of up to 5 years. Land loans granted to developers may have an interest only period during development. The substantial majority of land loans have a loan-to-value ratio not exceeding 75%. The Bank may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land.

Loans involving construction financing and loans on raw land have a higher level of risk than loans for the purchase of existing homes since collateral values, land values, development costs and construction costs can only be estimated at the time the loan is approved. The Bank has sought to minimize its risk in construction lending and in lending for the purchase of raw land by offering such financing primarily to builders and developers to whom the Bank has loaned funds in the past and to persons who have previous experience in such projects. The Bank also limits construction lending and loans on raw land to its market area, with which management is familiar.

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

Types of Loans. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2008		2007		2006		2005		2004
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Type of Loans:
Commercial, Financial and Agricultural	$25,886	7.4	$29,159	8.8	$34,019	0.8	$26,755	9.2	$20,263	7.9
Real Estate-Construction	14,856	4.2	20,404	6.2	18,955	6.0	5,944	2.0	4,890	1.9
Real Estate-Mortgage
Residential. .	133,417	38.2	129,888	39.2	113,783	36.0	100,705	34.6	90,606	35.5
Commercial	159,476	45.6	133,593	40.3	127,640	40.4	133,495	45.8	111,164	43.6
Consumer Loans to Individuals.	16,087	4.6	18,526	5.5	21,520	6.8	24,353	8.4	28,193	11.1
	349,722	100.0	331,570	100.0	315,917	100.0	291,252	100.0	255,116	100.0
Unearned income and deferred fees	(318)		(274)		(350)		(362)		(359)
Allowance for loan losses	(4,233)		(4,081)		(3,828)		(3,669)		(3,448)
	$345,171		$327,215		$311,739		$287,221		$251,309

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2008. Scheduled repayments are reported in the maturity category in which payment is due.

	Less than One Year	One to Five Years	Over Five Years	Total
	(In thousands)
Commercial, Financial and Agricultural	$10,679	$6,903	$8,304	$25,886
Real Estate - Construction	14,856	—	—	14,856

Total	$25,535	$6,903	$8,304	$40,742

Loans with fixed rates	$10,384	$4,766	$4,399	$19,549
Loans with floating rates	15,151	2,137	3,905	21,193
Total	$25,535	$6,903	$8,304	$40,742

Non-performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. For the year ended December 31, 2008, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $31,000 of which $-0- was collected.

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Non-accrual loans:
Commercial and all other	$—	$—	$—	$—	$—
Real estate	2,087	109	392	330	32
Consumer	—	2	17	11	8
Total	2,087	111	409	341	40

Accruing loans which are contractually past-due 90 days or more:
Commercial and all other	—	—	—	—	—
Real estate	—	49	—	—	5
Consumer	—	3	—	12	22
Total	—	52	—	12	27

Total non-performing loans	2,087	163	409	353	67
Foreclosed real estate	660	—	—	—	—
Total non-performing assets	$2,747	$163	$409	$353	$67
Total non-performing loans to total loans....	.60%	.05%	.13%	.12%	.03%
Total non-performing loans to total assets	.41%	.03%	.09%	.08%	.02%
Total non-performing assets to total assets	.54%	.03%	.09%	.08%	.02%

The recorded investment in impaired loans, not requiring an allowance for loan losses was $2,976,000 (net of a charge-off against the allowance for loan losses of $380,000) and $3,208,000 at December 31, 2008 and 2007, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $-0- at December 31, 2008 and 2007. For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in these impaired loans was $3,311,000, $3,127,000 and $286,000 and the interest income recognized on these impaired loans was $143,000, $290,000 and $1,000, respectively.

Potential Problem Loans. As of December 31, 2008, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)

Total loans receivable net of unearned income	$349,404	$331,296	$315,567	$290,890	$254,757
Average loans receivable	335,137	323,444	301,533	274,053	245,783

Allowance balance at beginning of period	$4,081	$3,828	$3,669	$3,448	$3,267

Charge-offs:
Commercial and all other	(7)	—	—	(4)	(19)
Real Estate	(465)	(4)	—	(6)	(10)
Consumer	(171)	(117)	(150)	(200)	(342)
Leases	—	—	—	—	(11)

Total	(643)	(121)	(150)	(210)	(382)

Recoveries:
Commercial and all other	—	—	18	12	13
Real Estate	1	2	2	18	8
Consumer	59	54	65	46	78
Leases	—	3	4	5	9

Total	60	59	89	81	108

Net Charge-offs	(583)	(62)	(61)	(129)	(274)

Provision Expense	735	315	220	350	455
Allowance balance at end of period	$4,233	$4,081	$3,828	$3,669	$3,448

Allowance for loan losses as a percent of total loans outstanding.	1.21%	1.23%	1.21%	1.26%	1.35%

Net loans charged off as a percent of average loans outstanding	.17%	.02%	.02%	.05%	.11%

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

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Loans	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial, financial and agricultural	$491	7.4%	$413	8.8%	$505	10.8%	$427	9.2%	$337	7.9%
Real estate – construction	138	4.2	148	6.2	44	6.0	36	2.0	20	1.9
Real estate – mortgage	3,315	83.8	2,939	79.5	2,667	76.4	2,713	80.4	2,480	79.1
Consumer loans to individuals	289	4.6	362	5.5	388	6.8	442	8.4	483	11.1
General Risk Allocation	—	—	219	—	224	—	51	—	128	—
Total	$4,233	100.0%	$4,081	100.0%	$3,828	100.0%	$3,669	100.0%	$3,448	100.0%

Investment Activities

General. The Company maintains a portfolio of investment securities consisting principally of obligations of the U.S. Government and its agencies including mortgage-backed securities and obligations of states, counties and municipalities including school districts. To a lesser extent, the Company also has corporate debt obligations in the portfolio as well as a portfolio of equity instruments of other financial services companies. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2008	2007	2006
	(dollars in thousands)
Securities: (carrying value)
U.S. Government Agencies	$35,813	$41,508	$47,581
State and political Subdivisions	25,916	22,622	17,419
Corporate Obligations	5,625	4,994	8,439
Mortgage-backed securities	62,318	54,082	38,652
Equity Securities	1,155	1,486	1,775
Total Securities	$130,827	$124,692	$113,866
Fair value of Securities	$130,840	$124,708	$113,883

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2008. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “one year or less.”

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)

U.S. Government Agencies	$1,000	3.13%	$19,424	4.67%	$15,389	4.93%	$—	—	$35,813	4.94%
State and political subdivision	2,787	3.66%	3,259	5.25%	7,917	6.00%	11,953	6.01%	25,916	5.32%
Corporate Obligations	999	3.35%	3,720	4.06%	906	5.38%	—	—	5,625	3.32%
Mortgage-backed Securities	1,431	4.76%	6,079	4.29%	11,066	5.07%	43,472	5.09%	62,318	4.71%
Equity Securities	1,155	2.30%	—	—	—	—	—	—	1,155	3.14%

Total Investment Securities	$7,372	3.55%	$32,482	4.59%	$35,278	5.23%	$55,695	5.29%	$130,827	4.82%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank has no brokered deposits. The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit, Remote Deposit Capture and Automated Clearing House (ACH) activity. The Bank operates twelve automated teller machines and is affiliated with the STAR and MoneyPass ATM networks. Internet banking including bill-pay is offered through the website at www.waynebank.com.

The following table sets forth information regarding deposit categories of the Company.

	2008		2007		2006
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Non-interest bearing Demand	$59,759	—%	$56,523	—%	$54,798	—%
Interest-bearing demand	36,839.10		36,594.10		39,472.10
Money Market	65,519	2.15	53,798	3.37	57,410	2.87
Savings	44,510.47		45,858.47		49,937.46
Time	160,462	3.81	172,986	4.57	146,344	3.96

Total	$367,089		$365,759		$347,961

               Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2008.

(dollars in thousands)

Maturity Period

Within three months	$22,012
Over three through six months	4,814
Over six through twelve months	4,555
Over twelve months	13,714
$45,095

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term FHLB advances, federal funds purchased and U.S. Treasury demand notes that the Company had during the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$32,238	$22,443	$22,209
Maximum month-end balance during the year	42,061	33,024	29,677
Average interest rate during the year	2.14%	4.15%	4.39%
Total short-term borrowings at end of the year	$38,126	$26,686	$22,736
Weighted average interest rate at the end of the year	1.11%	3.60%	4.20%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2008, the Bank had $90.1 million of assets under management compared to $101.7 million as of December 31, 2007. The decrease is partially due to lower stock market conditions which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC had sales volume of $7.2 million in 2008, generating gross revenues for the Company of $105,000, compared to $120,000 in 2007 which is included in Other Income.

WCB Realty Corp., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2008 and 2007.

Norwood Settlement Services, LLC, a Pennsylvania Limited Liability Company, was established in 2004 to provide title and settlement service to bank customers and non-customers. The subsidiary is 70% owned by Wayne Bank and 30% owned by Title Strategies, LLC. Gross revenues, included in other income, for 2008 totaled $83,000 and $29,000 in 2007.

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

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. This provision was effective October 3, 2008.

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

In connection with the issuance of the senior preferred, participating publicly traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment form one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying a Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

The recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”) has imposed additional compensation restrictions on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive office and up to 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Due to its strong capital position the Company did not participate in the Treasury’s Capital Purchase Plan.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. All eligible institutions participated in the program without cost for the first 30 days of the program. After November 12, 2008, institutions are assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of between 50 and 100 basis points of the amount of debt issued. Institutions must have opted out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they did not wish to participate. The Bank is participating in both the Transaction Account Guarantee Program and the Debt Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively.

For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the assessment rate by more than 50%.

The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009. This special assessment would be payable on September 30, 2009.

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2008, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2008.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2008, loans-to-one-borrower limitation was $8.6 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2008, the Bank was in compliance with this requirement. In December 2008, the FHLB of Pittsburgh notified member banks that is was suspending dividend payments and the repurchase of capital stock. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of their costs rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2008.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2008, the Bank met its reserve requirements.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In a recent Supervisory Letter, the Federal Reserve staff has stated that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

As of December 31, 2008, our allowance for loan losses was $4,233,000 which represented 1.21% of outstanding loans. At such date, we had nine nonperforming loans totaling $2,087,000 and two impaired loans which are collateral dependent of $2,976,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

Most of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans are often larger and may involve greater risks than other types of lending. Because payments onsuch loans are often dependent on the successful operation of the property or business involved, repayment of such loans may be more sensitive than other types of loans due to adverse conditions in the real estate market or the economy. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired.

Most of our loans are secured, in whole or in part, with real estate collateral which is subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2008, approximately 86% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 43% of our securities portfolio consisted of mortgage-backed securities issued by either Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than–temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2008, we had approximately $130.8 million in investments, including mortgage-backed securities on which we had unrealized losses of $1.1 million. In addition, we had $3.5 million of restricted stock in the Federal Home Loan Bank of Pittsburgh, which has suspended the payment of dividends and repurchases of capital stock. We may be required to record impairment charges on our investments and Federal Home Loan Bank stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and investments and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

At December 31, 2008, our lending limit per borrower was approximately $9.1 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2008, our directors and executive officers beneficially owned approximately 262,259 shares, or approximately 9.2% of our common stock, including options to purchase 103,243 shares, in the aggregate, of our common stock at exercise prices ranging from $10.36 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,736,567 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 93,700 were issued as of December 31, 2008. As of December 31, 2008, options to purchase a total of 152,443 shares were exercisable and had exercise prices ranging from $10.36 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal control over financial reporting. In addition, the independent registered public accounting firm auditing the company’s financial statements must report on the effectiveness of the company’s internal control over financial reporting. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and eleven additional branch offices. The Bank’s total investment in office property and equipment is $13.9 million with a net book value of $5.5 million as of December 31, 2008. The Bank currently operates automated teller machines at all twelve of its facilities. The Bank leases five of its locations with minimum lease commitments of $3,535,000 through 2029. Four of the locations have various renewal options. The Bank’s lease for its location in Hamlin, PA expires in 2009 and has no renewal options. The Bank has filed notice with the Pennsylvania Department of Banking and the FDIC to discontinue operations at this office.

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

Item 4. Submission of Matters to a Vote of Security-Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2008 (“Annual Report”) and is incorporated herein by reference.

	Issuer Purchases of Equity Securities
	Total Number of Shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs

October 1 to 31, 2008	—	$—	—	—
November 1 to 30, 2008	—	—	—	—
December 1 to 31, 2008	5,000	28.75	5,000	112,000
Total	5,000	$28.75	5,000	112,000

* On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I-- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to Lewis J. Critelli Executive Vice President, Secretary and Chief Financial Officer, Norwood Financial Corp., 717 Main Street, Honesdale, PA 18431.

Item 11. Executive Compensation

The information contained under the section captioned “Director and Executive Compensation” in the Proxy Statement is incorporated herein by reference.

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

(d)	Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders
Stock Option Plan	79,415	$21.54	—
2006 Stock Option Plan	92,675	30.11	156,30

Equity compensation plans not approved by security holders
1999 Directors Stock Compensation Plan	4,353	17.88	—
TOTAL	176,443	$25.95	156,300

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal 2-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement, and Schedules

(a)	Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

1.

The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2008, together with the related notes and the independent registered public accounting firm reports of Beard Miller Company LLP, independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

3(i)	Articles of Incorporation of Norwood Financial Corp.*
3(ii)	Bylaws of Norwood Financial Corp.**
4.0	Specimen Stock Certificate of Norwood Financial Corp.*
10.1+	Amended Employment Agreement with William W. Davis, Jr.***
10.2+	Amended Employment Agreement with Lewis J. Critelli***
10.3+	Form of Change-in-Control Severance Agreement with seven key employees of the Bank****
10.4+	Norwood Financial Corp. Stock Option Plan******
10.5+	Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
10.6+	Salary Continuation Agreement between the Bank and Lewis J. Critelli****
10.7+	Salary Continuation Agreement between the Bank and Edward C. Kasper****
10.8+	1999 Directors Stock Compensation Plan****
10.9+	Salary Continuation Agreement between the Bank and Joseph A. Kneller*******
10.10+	Salary Continuation Agreement between the Bank and John H. Sanders*******
10.11+	2006 Stock Option Plan********
10.12+	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr.*********
10.13+	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli *********
10.14+	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper*********
10.15+	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller *********
10.16+	First and Second Amendments to Salary Continuation Agreement with John H. Sanders*********
13	Annual Report to Stockholders for the fiscal year ended December 31, 2008
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S. C. SS.1350, as adopted pursuant to SS.906 of Sarbanes Oxley Act of 2002

+	Management contract or compensatory plan arrangement.
*	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.0-28364.
**	Incorporated by reference to the identical numbered exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 14, 2008.

***	Incorporated by reference into this document from the identically numbered exhibits to the registrant’s Form 8-K filed with the Commission March 6, 2006.
****	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
*****	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
******	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
*******	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
********	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 13, 2009		/s/ William W. Davis, Jr.
	By:	William W. Davis, Jr. President, Chief Executive Officer and Director (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 13, 2009 on behalf of the Registrant and in the capacities indicated.

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