Form 10-Q
period 2009-03-31
NORWOOD FINANCIAL CORP
filed 2009-05-11
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):	☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2009
Common stock, par value $0.10 per share	2,739,446

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$5,682	$6,463
Interest bearing deposits with banks	9,329	17
Federal funds sold	3,000	—
Cash and cash equivalents	18,011	6,480

Securities available for sale	124,222	130,120
Securities held to maturity, fair value 2009:
$724, 2008: $720	707	707
Loans receivable (net of unearned income)	351,433	349,404
Less: Allowance for loan losses	4,413	4,233
Net loans receivable	347,020	345,171
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,413	5,490
Bank owned life insurance	8,149	8,068
Foreclosed real estate owned	768	660
Accrued interest receivable	2,314	2,179
Other assets	1,282	1,883
TOTAL ASSETS	$511,424	$504,296

LIABILITIES
Deposits:
Non-interest bearing demand	$57,270	$56,839
Interest-bearing	313,146	302,796
Total deposits	370,416	359,635
Short-term borrowings	29,412	38,126
Other borrowings	43,000	43,000
Payable on sale of deposits	3,607	—
Accrued interest payable	1,944	2,247
Other liabilities	2,895	2,598
TOTAL LIABILITIES	451,274	445,606

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized
10,000,000; shares issued 2,840,872	284	284
Surplus	9,993	9,972
Retained earnings	51,394	50,398
Treasury stock at cost: 2009: 106,041 shares,
2008: 104,310	(3,286)	(3,243)
Accumulated other comprehensive income	1,765	1,279
TOTAL STOCKHOLDERS’ EQUITY	60,150	58,690
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$511,424	$504,296

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP. Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	2009	2008
INTEREST INCOME
Loans receivable, including fees	$5,287	$5,641
Securities	1,397	1,489
Other	6	19
Total interest income	6,690	7,149

INTEREST EXPENSE
Deposits	1,501	2,371
Short-term borrowings	96	187
Long-term debt	412	267
Total interest expense	2,009	2,825
NET INTEREST INCOME	4,681	4,324
PROVISION FOR LOAN LOSSES	225	75
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,456	4,249

OTHER INCOME
Service charges and fees	598	638
Income from fiduciary activities	82	92
Net realized gains on sales of securities	161	—
Gains on sale of loans	133	388
Gains on sale of deposits	150	—
Other	157	144
Total other income	1,281	1,262

OTHER EXPENSES
Salaries and employee benefits	1,614	1,546
Occupancy, furniture & equipment, net	485	430
Data processing related	196	188
Taxes, other than income	136	126
Professional fees	98	90
FDIC Insurance assessment	126	12
Foreclosed real estate owned	12	—
Other	608	569
Total other expenses	3,275	2,961

INCOME BEFORE INCOME TAXES	2,462	2,550
INCOME TAX EXPENSE	725	771
NET INCOME	$1,737	$1,779

BASIC EARNINGS PER SHARE	$0.63	$0.65

DILUTED EARNINGS PER SHARE	$0.63	$0.64

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2009 and 2008

(dollars in thousands, except per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total

Balance December 31, 2007	2,840,872	$284	$10,159	$47,030	87,256	($2,708)	$1,054	$55,819
Comprehensive Income:
Net Income				1,779				1,779
Change in unrealized gains on
securities available for sale, net of
reclassification adjustment and tax
effects							666	666

Total comprehensive income								2,445

Cash dividends declared $.25 per
share				(686)				(686)
Acquisition of treasury stock					20,000	(630)		(630)
Stock options exercised			(95)		(5,928)	186		91
Tax benefit of stock options
exercised			17					17
Compensation expense related to
stock options			38					38
Cumulative effect of net
periodic postretirement benefit				(520)				(520)

Balance, March 31, 2008	2,840,872	$284	$10,119	$47,603	101,328	($3,152)	$1,720	$56,574

Balance December 31, 2008	2,840,872	$284	$9,972	$50,938	104,310	($3,243)	$1,279	$58,690
Comprehensive Income:
Net Income				1,737				1,737
Change in unrealized gains on
securities available for sale,
net of reclassification adjustments
and tax effects							486	486

Total comprehensive income								2,223

Cash dividends declared $.27 per
share				(741)				(741)
Acquisition of treasury stock					2,519	(68)		(68)
Stock options exercised			(16)		(788)	25		9
Tax benefit on stock options			5					5
exercised
Compensation expense related to
stock options			32					32

Balance, March 31, 2009	2,840,872	$284	$9,993	$51,394	106,041	($3,286)	$1,765	$60,150

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,737	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	225	75
Depreciation	148	138
Amortization of intangible assets	13	13
Deferred income taxes	94	(38)
Net amortization of securities premiums and discounts	19	16
Net realized gain on sales of securities	(161)	—
Gain on sale of deposits	(150)	—
Net increase in investment in life insurance	(81)	(74)
Net gain on sale of mortgage loans	(133)	(388)
Mortgage loans originated for sale	(9,795)	—
Proceeds from sale of mortgage loans originated for sale	9,928	—
Compensation expense related to stock options	32	38
Decrease in accrued interest receivable and other assets	127	314
Dncrease in accrued interest payable and other liabilities	(6)	(389)
Net cash provided by operating activities	1,997	1,484

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	4,973	—
Proceeds from maturities and principal reductions on mortgage-backed securities	16,950	15,286
Purchases	(15,143)	(20,942)
Increase in investment in FHLB stock	—	(52)
Net increase in loans	(2,206)	(11,705)
Proceeds from sale of mortgage loans	—	13,982
Purchase of bank premises and equipment	(71)	(64)
Net cash provided by (used in) investing activities	4,503	(3,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,538	1,153
Net increase (decrease) in short-term borrowings	(8,714)	1,320
Stock options exercised	9	91
Tax benefit of stock options exercised	5	17
Acquisition of treasury stock	(68)	(630)
Cash dividends paid	(739)	(688)
Net cash provided by financing activities	5,031	1,263
Increase (decrease) in cash and cash equivalents	11,531	(748)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,480	9,064
CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,011	$8,316

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company. The operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Basic EPS weighted average shares outstanding	2,737	2,753
Dilutive effect of stock options	18	37
Diluted EPS weighted average shares outstanding	2,755	2,790

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 113,150 and 40,000 as of March 31, 2009 and 2008, respectively.

3. Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007 and 24,000 options in 2008, all of which have a twelve month vesting period. As of March 31, 2009, there was $98,000 of total unrecognized compensation cost related to nonvested options granted in 2008 under the plan, which will be fully amortized by December 31, 2009.

No stock options were granted during the three months ended March 31, 2009. A summary of stock options from all plans is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	176,443	$25.95	6.5	Yrs.	$273
Exercised	(788)	10.36
Outstanding at March 31, 2009	175,655	$26.02	6.4	Yrs.	$-

Exercisable at March 31, 2009	151,655	$25.78	5.0	Yrs.	$-

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the three months ended March 31, 2009 was $14,000, cash received from such exercises was $9,000 and the tax benefit recognized was $5,000.

4.	Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the periods ended March 31, 2009 and 2008 were $2,312,000 and $3,401,000 respectively. Cash payments for income taxes for the periods ending March 31, 2009 and 2008 were $2,000 and $4,000 respectively. Non-cash investing activity for 2009 and 2008 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $132,000 and $11,000, respectively. Non-cash financing activity for 2009 includes $3,607,000 relating to the payable on the sale of deposits.

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

(in thousands)	Three Months Ended
	March 31,
	2009	2008
Unrealized holding gains
on available for sale securities	$901	$1,007
Reclassification adjustment for gains
realized in income	161	-
Net unrealized gains	740	1,007
Income tax expense	254	341
Other comprehensive income	$486	$666

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31
	2009	2008

Commitments to grant loans	$15,441	$10,311
Unfunded commitments under lines of credit	37,527	32,920
Standby letters of credit	1,695	2,214

	$54,663	$45,445

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not material.

7.	Fair Value Measurements

Financial Accounting Board Statement No. 157, Fair Value Measurements (“SFAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1.	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2.	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3.	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

Fair Value Measurement Reporting Date using
		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
(In Thousands)		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2009
Securities available for sale	$124,222	$781	$123,441	$ -

December 31, 2008
Securities available for sale	$130,120	$1,155	$128,965	$ -

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

	Fair Value Measurement Reporting Date using
		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
(In Thousands)		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2009
Impaired Loans	$3,078	$-	$-	$3,078
Foreclosed real estate owned	768	-	-	768
	$3,846	$-	$-	$3,846

December 31, 2008
Impaired Loans	$2,976	$-	$-	$2,976

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value investment in impaired loans was $3,078,000 as of March 31, 2009 and $2,976,000 as of December 31, 2008.

Foreclosed real estate owned

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. A property consisting of a residential one family residence was acquired through foreclosure in the period ending March 31, 2009 and is carried at its net realizable value of $108,000, based on a current appraisal.  At March 31, 2009 the Company was also carrying a property it acquired in the previous year with a net realizable value of $660,000, based on an appraisal at the time the property was acquired.

8.	New and Recently Adopted Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

9. Branch Closure

On December 26, 2008, the Company filed notifications with the Pennsylvania Department of Banking and the FDIC, requesting authorization to discontinue branch operations at its Hamlin Office, as the lease for the location expires in 2009, with no renewal options available. The Company entered into an agreement with NBT Bank to assume the deposits of the Hamlin location and the office was closed. The Company recorded a net payable to NBT Bank of $3,607,000, which was paid subsequent to March 31, 2009. The gain on the transaction was $150,000 with expense related to the closing, including final lease payments, of $46,000, included in other expense in the consolidated income statement.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2008 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential impairment of restricted stock, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities. Please refer to the discussion of the allowance for loan losses calculation under “Non-performing Assets and Allowance for Loan Losses” in the “Financial Condition” section.

The Company adopted SFAS No. 123(R), “Share-Based Payment” as of January 1, 2006, using the modified prospective transition method. Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of March 31, 2009 and December 31, 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the

FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2009 and December 31, 2008.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses in certain specific securities at March 31, 2009 and December 31, 2008 represent temporary impairment of the securities.

Changes in Financial Condition

General

Total assets as of March 31, 2009 were $511.4 million compared to $504.3 million as of December 31, 2008 an increase of $7.1 million. The increase reflects a $11.5 million increase in the cash and cash equivalents and a $2.0 million increase in loans receivable partially offset by a $5.9 million decrease in securities available for sale.

Securities

The fair value of securities available for sale as of March 31, 2009 was $124.2 million compared to $130.1 million as of December 31, 2008. The Company purchased $15.1 million of securities principally using the proceeds from $16.9 million of securities called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$30,886	24.8%	$35,813	27.5%
States and political subdivisions	26,831	21.4	25,916	19.8
Corporate securities	4,742	3.8	5,625	4.3
Mortgage-backed securities	61,689	49.4	62,318	47.5
Equity securities	781	0.6	1,155	0.9
Total	$124,929	100.0%	$130,827	100.0%

The Company has securities in an unrealized loss position. In management’s opinion, the unrealized losses in the mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized losses in the State and Political Subdivisions and Corporate Obligations also reflect a widening of spreads due to liquidity and credit concerns in the financial markets. The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets. Management believes that the unrealized losses represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable

Loans receivable totaled $351.4 million compared to $349.4 million as of December 31, 2008. Residential real estate loans decreased $4.2 million principally due to the sale of $9.7 million of residential mortgages. The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio. Commercial real estate loans increased $7.2 million during the period as a result of continued activity in the Monroe and Pike area.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	March 31, 2009		December 31, 2008

Real Estate-Residential	$129,235	36.7%	$133,417	38.1%
Commercial	166,668	47.4	159,476	45.7
Construction	13,230	3.8	14,856	4.2
Commercial, financial and agricultural	27,246	7.7	25,886	7.4
Consumer loans to individuals	15,438	4.4	16,087	4.6
Total loans	351,817	100.0%	349,722	100.0%

Deferred fees (net)	(384)		(318)
	351,433		349,404
Allowance for loan losses	(4,413)		(4,233)
Net loans receivable	$347,020		$345,171

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

(dollars in thousands)	Three Months Ended March 31,
	2009	2008
Balance, beginning	$4,233	$4,081
Provision for loan losses	225	75
Charge-offs	(62)	(35)
Recoveries	17	16
Net charge-offs	(45)	(19)
Balance, ending	$4,413	$4,137

Allowance to total loans	1.26%	1.26%
Net (charge-offs) recoveries to average loans
(annualized)	.05%	.02%

The allowance for loan losses totaled $4,413,000 as of March 31, 2009 and represented 1.26% of total loans, compared to $4,233,000 at year end, and $4,137,000 as of March 31, 2008. The Company had net charge-offs for the three months ended March 31, 2009 of $45,000 compared to $19,000 in the comparable period in 2008 The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at March 31, 2009 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2009, non-performing loans totaled $1,692,000, which is .48% of total loans compared to $2,087,000, or 0.60% of total loans at December 31, 2008. The decrease was principally due to a pay down as a result of a third party refinance on a portion of a land development loan. The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2009		December 31, 2008
Loans accounted for on a non-accrual basis:
Commercial and all other	$—		$—
Real Estate	1,641		2,087
Consumer	—		—
Total	1,641		2,087

Accruing loans which are contractually
past due 90 days or more	51		—
Total non-performing loans	1,692		2,087
Foreclosed real estate	768		660
Total non-performing assets	$2,460		$2,747
Allowance for loans losses	$4,413		$4,233
Coverage of non-performing loans	2.61	x	2.03	x
Non-performing loans to total loans	.48%		.60%
Non-performing assets to total assets	.48%		.54%

Deposits

Total deposits as of March 31, 2009 were $370.4 million compared to $359.6 million as of December 31, 2008, an increase of $10.8 million. This growth in deposits was after the sale of $3.6 million related to a branch closure as described in Note 9. Deposit growth was attributable to a $4.7 million increase in money market deposit accounts and $4.6 million increase in time deposits under $100,000. The increase in time deposits was due to a promotional 13 month product. The growth in deposits was used to reduce short-term borrowings with the remaining portion temporarily invested in Federal Funds sold.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2009	December 31, 2008

Non-interest bearing demand	$57,270	$56,839
Interest bearing demand	35,757	35,322
Money market deposit accounts	65,274	60,623
Savings	44,714	44,577
Time deposits <$100,000	121,753	117,179
Time deposits >$100,000	45,648	45,095

Total	$370,416	$359,635

Borrowings

Short-term borrowings as of March 31, 2009 totaled $29.4 million compared to $38.1 million as of December 31, 2008. Securities sold under agreements to repurchase declined $5.2 million principally due to the seasonality of municipal cash management accounts. Short-term borrowings consist of the following:

	March 31, 2009	December 31, 2008
(dollars in thousands)
Securities sold under agreements to repurchase	$18,214	$23,404
Federal Funds Purchased	—	3,600
Short-term FHLB advances	11,000	11,000
U.S. Treasury demand notes	198	122
	$29,412	$38,126

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2009	December 31, 2008
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$5,000	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$43,000

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points. If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.

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

              A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Commitments to grant loans	$15,441	$19,254
Unfunded commitments under lines of credit	37,527	36,980
Standby letters of credit	1,695	1,897

	$54,663	$58,131

Stockholders’ Equity and Capital Ratios

As of March 31, 2009, stockholders’ equity totaled $60.2 million, compared to $58.7 million as of December 31, 2008. The net change in stockholders’ equity included $1,737,000 in net income, that was partially offset by $741,000 of dividends declared. In addition, accumulated other comprehensive income increased $486,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2009	December 31, 2008

Tier 1 Capital
(To average assets)	11.51%	11.45%
Tier 1 Capital
(To average-weighted assets)	16.47%	16.22%
Total Capital
(To risk-weighted assets)	17.77%	17.50%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2009 and December 31, 2008.

Liquidity

As of March 31, 2009, the Company had cash and cash equivalents of $18.0 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $124.2 million which could be used for liquidity needs. This totals $142.2 million and represents 27.8% of total assets compared to $136.6 million and 27.1% of total assets as of December 31, 2008. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2009 and December 31, 2008. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at March 31, 2009 and December 31, 2008.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires in May 2009. There were no borrowings under these lines as of March 31, 2009 and December 31, 2008. The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $-0- as of March 31, 2009 and $3,600,000 as of December 31, 2008.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $235,056,000 of which $54,000,000 was outstanding at March 31, 2009 and at December 31, 2008. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

   (Tax-Equivalent Basis, dollars in thousands)

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Federal funds sold	$3,024	$2	0.26%	$2,403	$18	3.00%
Interest bearing deposits with banks	5,725	4	0.28	82	1	4.88
Securities held-to-maturity	707	15	8.49	706	15	8.50
Securities available for sale:
Taxable	102,422	1,142	4.46	105,489	1,277	4.84
Tax-exempt	25,471	372	5.84	22,087	306	5.54
Total securities available for sale (1)	127,893	1,514	4.74	127,576	1,583	4.96
Loans receivable (4) (5)	351,315	5,316	6.05	328,347	5,689	6.93
Total interest earning assets	488,664	6,851	5.61	459,114	7,306	6.37
Non-interest earning assets:
Cash and due from banks	6,599			7,103
Allowance for loan losses	(4,317)			(4,121)
Other assets	17,657			16,861
Total non-interest earning assets	19,939			19,843
Total Assets	$508,603			$478,957
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$97,883	200	0.82	$95,512	432	1.81
Savings	44,707	41	0.37	42,555	49	0.46
Time	167,461	1,260	3.01	175,250	1,890	4.31
Total interest bearing deposits	310,051	1,501	1.94	313,317	2,371	3.03
Short-term borrowings	35,299	96	1.09	25,776	187	2.90
Other borrowings	43,000	412	3.83	23,000	267	4.64
Total interest bearing liabilities	388,350	2,009	2.07	362,093	2,825	3.12
Non-interest bearing liabilities:
Demand deposits	56,290			55,679
Other liabilities	4,284			4,911
Total non-interest bearing liabilities	60,574			60,590
Stockholders’ equity	59,679			56,274
Total Liabilities and Stockholders’ Equity	$508,603			$478,957

Net interest income (tax equivalent basis)		4,842	3.54%		4,481	3.25%
Tax-equivalent basis adjustment		(161)			(157)
Net interest income		$4,681			$4,324
Net interest margin (tax equivalent basis)			3.96%			3.90%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2009 Compared to
	Three Months ended March 31, 2008
		Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Assets
Interest earning assets:
Federal funds sold......................................	$25	$(41)	$(16)
Interest bearing deposits with banks..............	10	(7)	3
Securities held to maturity............................	—	—	—
Securities available for sale:
Taxable...................................................	(36)	(99)	(135)
Tax-exempt securities..................................	49	17	66
Total securities..........................................	13	(82)	(69)
Loans receivable........................................	1,918	(2,291)	(373)
Total interest earning assets...........................	1,966	(2,421)	(455)

Interest bearing liabilities:
Interest-bearing demand and money market....	72	(304)	(232)
Savings................................................	14	(22)	(8)
Time...................................................	(81)	(549)	(630)
Total interest bearing deposits.......................	5	(875)	(870)
Short-term borrowings................................	314	(405)	(91)
Other borrowings......................................	431	(286)	145
Total interest bearing liabilities.....................	750	(1,566)	(816)
Net interest income (tax-equivalent basis).........	$1,217	$(856)	$361

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2009 to March 31, 2008

General

For the three months ended March 31, 2009, net income totaled $1,737,000 compared to $1,779,000 earned in the similar period in 2008. Earnings per share for the current period were $.63 for basic and fully diluted compared to $.65 per share basic and $.64 per share on a fully diluted basis for the three months ended March 31, 2008. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2009 was 1.39% and 11.80%, respectively, compared to 1.49% and 12.71%, respectively, for the similar period in 2008.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2009 to March 31, 2008
Net income three months ended March 31, 2008	$1,779
Change due to:
Net interest income	357
Provision for loan losses	(150)
Gain on sales of loans, securities & deposits	56
Other income	(37)
Salaries and employee benefits	(68)
FDIC insurance assessment	(114)
All other expenses	(132)
Income tax expense	46

Net income three months ended March 31, 2009	$1,737

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2009, totaled $4,842,000, an increase of $361,000 or 8.1% over the similar period in 2008. The fte net interest spread and net interest margin were 3.54% and 3.96%, respectively, for the three months ended March 31, 2009 compared to 3.25% and 3.90%, respectively for the similar period in 2008.

Interest income (fte) totaled $6,851,000 with a yield on average earning assets of 5.61% compared to $7,306,000 and 6.37% for the 2008 period. The decrease in yield was due in part to the lower prime interest rate which was 3.25% as of March 31, 2009 compared to 5.25% at March 31, 2008. The Company has $69 million of floating rate loans tied to prime rate. In addition, residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates. As a result, the fte yield on loans declined to 6.05% in the current period from 6.93% for the same period in the prior year. The yield on investment securities also declined 22 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rates. The yield on earning assets was also adversely impacted by a higher level of Fed Funds and interest-bearing deposits, $8.7 million on average at .27% for the current period compared to $2.5 million at 3.06% for the prior-year period. Average earning assets totaled $488.7 million for the three months ended March 31, 2009, an increase of $29.6 million over the average for the similar period in 2008. This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2009 totaled $2,009,000 at an average cost of 2.07% compared to $2,825,000 and 3.12% for the similar period in 2008. As a result of the decrease in short-term interest rates, the Company reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings. The cost of time deposits, which is the most significant component of funding, declined to 3.01% from 4.31% for the similar period in the prior year. As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,281,000 for the three months ended March 31, 2009 compared to $1,262,000 for the similar period in 2008. The current period includes $133,000 gain on the sale of $9.7 million of fixed residential mortgages compared to $388,000 in gains on the sale of $13.9 million of mortgages in the similar period of 2008. The current period includes a $161,000 gain on the sale of investment securities with no such gains in the 2008 period. The Company closed its branch office in Hamlin, PA and recorded a gain of $150,000 on the sale of deposits to another financial institution.

Other Expense

Other expense for the three months ended March 31, 2009 totaled $3,275,000, an increase of $314,000 from $2,961,000 for the similar period in 2008. FDIC insurance assessments increased $114,000 as a result of an increase in the assessment rates and utilization of credits in the prior period. Expense related to the Hamlin branch closing totaled $46,000.

The FDIC has additionally announced that it will impose a special assessment equal to 20 basis points on deposits as of June 30, 2009 to be paid on September 30, 2009.  The FDIC has indicated that it may decrease the special assessment to 10 basis points if its line of credit from the U.S. Treasury is increased to $100 million.

Income Tax Expense

Income tax expense totaled $725,000 for an effective tax rate of 29.5% for the period ending March 31, 2009 compared to $771,000 for an effective tax rate of 30.2% for the similar period in 2008.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2009, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

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

As of March 31, 2009, the Bank had a positive 90 day interest sensitivity gap of $44.2 million or 8.6% of total assets, increasing from $20.4 million or 4% of total assets as of December 31, 2008. The change was principally due to a lower level of time deposits maturing in the 90 day time frame $16.8 million and a higher level of overnight investments, $12.3 million as of March 31, 2009. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a declining rate environment, the yield on interest-earning assets could decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2009

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total

Federal funds sold and interest bearing deposits	$12,329	$—	$—	$—	$12,329
Securities	18,993	31,007	29,929	45,000	124,929
Loans Receivable	83,208	56,914	84,395	126,916	351,433
Total RSA	114,530	87,921	114,324	171,916	488,691

Non-maturity interest-bearing deposits	25,751	25,751	68,035	28,861	148,398
Time Deposits	29,509	85,157	33,689	19,046	167,401
Other	15,118	6,413	30,881	20,000	72,412
Total RSL	70,378	117,321	132,605	67,907	388,211

Interest Sensitivity Gap	$44,152	($29,400)	($18,281)	$104,009	$100,480
Cumulative Gap	44,152	14,752	(3,529)	100,480
RSA/RSL-cumulative	162.7%	107.9%	98.9%	125.9%

December 31, 2008

Interest Sensitivity Gap	$20,390	($10,272)	($16,051)	$102,259	$96,326
Cumulative Gap	20,390	10,118	(5,933)	96,326
RSA/RSL-cumulative	123.1%	105.5%	98.1%	125.1%

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

No material changes from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

On January 14, 2009, the Registrant issued 788 shares of common stock pursuant to the exercise of options by a director under the 1999 Directors Stock Option Plan in a transaction that was exempt from registration pursuant to section 4(2) of the Securities Act of 1933. Such shares were sold for cash at an exercise price equal to the fair market value of the common stock on the date that the option was granted.

Issuer Purchases of
Equity Securities
			Total number	Maximum number
			of shares	(or approximate
			purchased	dollar value
			as part of	that may yet
	Total number	Average	announced	be purchased
	of shares	price	plans or	under the plans
	purchased	per share	programs	or programs (2)

January 1–January 31, 2009	—	$—	—	—
February 1–February 28, 2009	—	—	—	—
March 1 – March 31, 2009(1)	2,519	27.50	—	112,000
	2,519	$27.50	—	112,000

(1) Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchases of shares from terminated employees and voluntary diversification.

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

**

Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 11, 2009.

***	Incorporated herein by reference to the identically numbered exhibits to the Registrant’s Form 8-K filed with the Commission on March 6, 2006.

****	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 20, 2000.

*****	Incorporated herein by reference to the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

******	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date	May 11, 2009	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date	May 11, 2009	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
Executive Vice President, Secretary and
Chief Financial Officer
(Principal Financial Officer)