Form 10-Q
period 2009-06-30
NORWOOD FINANCIAL CORP
filed 2009-08-10
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):	☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2009
Common stock, par value $0.10 per share	2,748,206

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$7,548	$6,463
Interest bearing deposits with banks	6	17
Cash and cash equivalents	7,554	6,480

Securities available for sale	122,601	130,120
Securities held to maturity, fair value 2009 $721, 2008: $720	708	707
Loans receivable (net of unearned income)	360,593	349,404
Less: Allowance for loan losses	4,574	4,233
Net loans receivable	356,019	345,171
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,297	5,490
Bank owned life insurance	8,234	8,068
Foreclosed real estate owned	798	660
Accrued interest receivable	2,117	2,179
Other assets	1,629	1,883
TOTAL ASSETS	$508,495	$504,296

LIABILITIES
Deposits:
Non-interest bearing demand	$60,444	$56,839
Interest bearing	313,709	302,796
Total deposits	374,153	359,635
Short-term borrowings	24,596	38,126
Other borrowings	43,000	43,000
Accrued interest payable	2,210	2,247
Other liabilities	3,435	2,598
TOTAL LIABILITIES	447,394	445,606

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	9,879	9,972
Retained earnings	52,402	50,398
Treasury stock at cost: 2009: 92,666 shares, 2008: 104,310 shares	(2,871)	(3,243)
Accumulated other comprehensive income	1,407	1,279
TOTAL STOCKHOLDERS’ EQUITY	61,101	58,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508,495	$504,296

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans receivable, including fees	$5,426	$5,410	$10,713	$11,051
Securities	1,316	1,537	2,713	3,026
Other	1	6	7	25
Total interest income	6,743	6,953	13,433	14,102

INTEREST EXPENSE
Deposits	1,420	1,963	2,921	4,334
Short-term borrowings	73	178	169	365
Other borrowings	415	238	827	505
Total interest expense	1,908	2,379	3,917	5,204
NET INTEREST INCOME	4,835	4,574	9,516	8,898
PROVISION FOR LOAN LOSSES	220	110	445	185
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,615	4,464	9,071	8,713

OTHER INCOME
Service charges and fees	642	670	1,240	1,308
Income from fiduciary activities	82	110	164	202
Net realized gains on sales of securities	172	9	333	9
Gain on sale of loans and servicing rights	121	8	254	396
Gain on sale of deposits	—	—	150	—
Other	151	165	308	309
Total other income	1,168	962	2,449	2,224

OTHER EXPENSES
Salaries and employee benefits	1,595	1,498	3,209	3,044
Occupancy, furniture & equipment, net	379	414	864	844
Data processing related	203	180	399	368
Taxes, other than income	139	131	275	257
Professional fees	104	88	202	178
FDIC Insurance assessment	358	12	484	13
Foreclosed real estate owned	6	52	18	52
Other	536	597	1,144	1,177
Total other expenses	3,320	2,972	6,595	5,933

INCOME BEFORE INCOME TAXES	2,463	2,454	4,925	5,004
INCOME TAX EXPENSE	714	733	1,439	1,504
NET INCOME	$1,749	$1,721	$3,486	$3,500

BASIC EARNINGS PER SHARE	$0.64	$0.63	$1.27	$1.28

DILUTED EARNINGS PER SHARE	$0.63	$0.62	$1.26	$1.26

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2009 and 2008

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Stock	Income (Loss)	Total

Balance December 31, 2007	2,840,872	$284	$10,159	$47,030	87,256	($2,708)	$1,054	$55,819
Comprehensive Income:
Net Income				3,500				3,500
Change in unrealized gains on
securities available for sale, net
of reclassification adjustment and tax effects							(842)	(842)

Total comprehensive income								2,658

Cash dividends declared $.50 per share				(1,368)				(1,368)
Acquisition of treasury stock					34,338	(1,072)		(1,072)
Stock options exercised			(276)		(16,953)	530		254
Tax benefit of stock options exercised			83					83
Compensation expense related to stock options			77					77
Cumulative effect of periodic
Net periodic postretirement
Benefit				(520)				(520)
Balance, June 30, 2008	2,840,872	$284	$10,043	$48,642	104,641	($3,250)	$212	$55,931

Balance December 31, 2008	2,840,872	$284	$9,972	$50,938	104,310	($3,243)	$1,279	$59,690
Comprehensive Income:
Net Income				3,486				3,486
Change in unrealized gains on securities available for sale,
Net of reclassification adjustments and tax effects							128	128

Total comprehensive income								3,614

Cash dividends declared $.54 per share				(1,482)				(1,482)
Acquisition of treasury stock					2,519	(68)		(68)
Stock options exercised			(225)		(14,163)	440		215
Tax benefit on stock options exercised			67					67
Compensation expense related to
stock options			65					65
Balance, June 30, 2009	2,840,872	$284	$9,879	$52,402	92,666	($3,871)	$1,407	$61,101

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Adjustments to reconcile net income to net cash provided by operating activities:	$3,486	$3,500
Provision for loan losses	445	185
Depreciation	290	283
Amortization of intangible assets	26	26
Deferred income taxes	144	(59)
Net amortization of securities premiums and discounts	60	26
Net realized gain on sales of securities	(333)	(9)
Gain on sale of deposits	(150)	—
Net increase in investment in life insurance	(166)	(149)
Net gain on sale of mortgage loans and servicing rights	(254)	(396)
Loss on sale of bank premises and equipment and foreclosed real estate	1	0
Mortgage loans originated for sale	(15,674)	(866)
Proceeds from sale of mortgage loans originated for sale	15,928	881
Compensation expense related to stock options	65	77
Decrease (increase) in accrued interest receivable and other assets	144	(130)
Increase in accrued interest payable and other liabilities	800	26
Net cash provided by operating activities	4,812	3,395

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	11,141	59
Proceeds from maturities and principal reductions on mortgage-backed securities	25,278	26,234
Purchases	(28,428)	(34,416)
Increase in investment in FHLB stock	0	(585)
Net increase in loans	(11,506)	(16,214)
Proceeds from sale of mortgage loans	0	13,885
Purchase of bank premises and equipment	(100)	(243)
Proceeds from sale of bank premises and equipment and foreclosed real estate	2	—
Net cash used in investing activities	(3,613)	(11,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	18,274	(4,729)
Deposits sold	(3,606)	—
Net increase (decrease) in short-term borrowings	(13,530)	15,374
Repayments of long- term debt	—	(5,000)
Proceeds from other borrowings	—	5,000
Tax benefit of stock options exercised	67	83
Stock options exercised	215	254
Acquisition of treasury stock	(68)	(1,072)
Cash dividends paid	(1,477)	(1,374)
Net cash provided by (used in) financing activities	(125)	8,536
Increase in cash and cash equivalents	1,074	651

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,480	9,064
CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,554	$9,715

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through August 10, 2009, the date these financial statements were issued.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic EPS weighted average shares outstanding	2,741	2,736	2,739	2,744
Dilutive effect of stock options	19	35	19	35
Diluted EPS weighted average shares outstanding	2,760	2,771	2,758	2,779

Stock options which had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 114,150 and 44,000 as of June 30, 2009 and 2008, respectively.

3. Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, and 22,000 options in 2007, 24,000 options in 2008 and 1,000 options in 2009, all of which have a twelve-month vesting period. As of June 30, 2009, there was approximately $65,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by December 31, 2009.

There were 1,000 stock options granted for the six months ended June 30, 2009. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2009	176,443	$25.95	6.5	Yrs.	$273
Exercised	(14,163)	15.09
Granted	1,000	28.90	9.7
Outstanding at June 30, 2009	163,280	$26.91	6.1		$727

Exercisable at June 30, 2009	138,280	$26.79	4.7		$632

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the six months ended June 30, 2009 was $199,000, cash received from such exercises was $215,000 and the tax benefit recognized was $67,000.

4. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

Cash payments for interest for the six months ended June 30, 2009 and 2008 were $3,954,000 and $5,717,000 respectively. Cash payments for income taxes in 2009 were $1,153,000 compared to $1,583,000 in 2008. Non-cash investing activity for 2009 and 2008 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $213,000 and $1,223,000, respectively.

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

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Unrealized holding gains (losses) on available for sale securities	$(368)	$(2,279)	$533	$(1,272)
Reclassification adjustment for gains realized in net income	(172)	(9)	(333)	(9)
Net unrealized gains (losses)	(540)	(2,288)	200	(1,281)
Income tax (benefit), expense	(182)	(780)	72	(439)
Other comprehensive income (loss)	$(358)	$(1,508)	$128	$(842)

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)

	June 30,
	2009	2008

Commitments to grant loans	$15,991	$12,507
Unfunded commitments under lines of credit	41,482	36,067
Standby letters of credit	2,079	2,677

	$59,522	$51,251

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

Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not material.

7. Securities

The amortized cost and fair value of securities were as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$25,126	$409	$(52)	$25,483
States and political subdivisions	30,185	176	(523)	29,838
Corporate obligations	5,054	44	(12)	5,086
Mortgage-backed securities	59,743	1,651	(23)	61,371
	120,108	2,280	(610)	121,778
Equity securities	361	507	(45)	823
	$120,469	$2,787	$(655)	$122,601
Held to Maturity:
States and political subdivisions	$708	$13	$—	$721

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$34,989	$836	$(12)	$35,813
States and political subdivisions	25,436	110	(337)	25,209
Corporate obligations	6,065	—	(440)	5,625
Mortgage-backed securities	61,198	1,340	(220)	62,318
	127,688	2,286	(1,009)	128,965
Equity securities	500	754	(99)	1,155
	$128,188	$3,040	$(1,108)	$130,120
Held to Maturity:
States and political subdivisions	$707	$13	$—	$720

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,958	$(52)	$—	$—	$4,958	$(52)
States and political subdivisions	15,853	(523)	—	—	15,853	(523)
Corporate obligations	—	—	2,998	(12)	2,998	(12)
Mortgage-backed securities	5,132	(23)	—	—	5,132	(23)
Equity securities	8	(16)	19	(29)	27	(45)
	$25,951	$(614)	$3,017	$(41)	$28,968	$(655)

The Company has 42 securities in the less than twelve month category and 5 securities in the twelve or more category. In Management’s opinion the unrealized losses principally reflect changes in interest rates subsequent to the acquisition of specific securities. The unrealized losses in the state and political subdivisions portfolio (municipals) also reflect a widening of spreads due to liquidity and credit concerns. The majority of the Company’s municipal portfolio consists of debt obligations of Pennsylvania school districts. The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the overall weakness in the financial sector. Management believes that the unrealized losses represent temporary impairment of the the securities as the Company has the intent and ability to hold these investments until maturity or market price recovery.

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$988	$(12)	$—	$—	$988	$(12)
States and political subdivisions	13,653	(337)	—	—	13,653	(337)
Corporate obligations	3,886	(180)	1,739	(260)	5,625	(440)
Mortgage-backed securities	13,610	(220)	—	—	13,610	(220)
Equity securities	20	(3)	69	(96)	89	(99)
	$32,157	$(752)	$1,808	$(356)	$33,965	$(1,108)

The amortized cost and fair value of debt securities as of June 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with our without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,431	$2,441	$—	$—
Due after one year through five years	25,310	25,661	—	—
Due after five years through ten years	18,241	18,335	708	721
Due after ten years	14,383	13,970	—	—
	60,365	60,407	708	721
Mortgage-backed securities	59,743	61,371	—	—
	$120,108	$121,778	$708	$721

            Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three months		Six Months
	Ended June 30		Ended June 30
	2009	2008	2009	2008
Gross realized gains	$172	$44	$436	$44
Gross realized losses	-	35	103	35
Net realized gains	$172	$9	$333	$9

8. Fair Value Measurements

Generally accepted accounting principles in the United States of America establishe a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1:     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.

Level 2:     Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3:      Prices or valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable (i.e. supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Fair Value Measurement Reporting Date Using
		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
(In thousands)
June 30, 2009
Securities available for sale	$122,601	$823	$121,778	$—

December 31, 2008
Securities available for sale	$130,120	$1,155	$128,965	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurement Reporting Date Using
		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
(In Thousands)		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2009
Impaired Loans	$2,602	$-	$-	$2,602
Foreclosed real estate owned	798	-	-	798
	$3,400	$-	$-	$3,400

December 31, 2008
Impaired Loans	$2,976	$-	$-	$2,976

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Loans receivable (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Bank has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the property or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value investment in impaired loans requiring an allowance for loan losses was $1,235,000 net of a valuation allowance of $50,000 and $1,367,000 not requiring an allowance for loan losses as of June 30, 2009. The fair value investment in impaired loans not requiring an allowance for loan losses was $2,976,000, net of a charge-off against the allowance for loan losses of $380,000 at December 31, 2008.

Foreclosed real estate owned:

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. For the six months ended June 30, 2009, a property consisting of a residential one family residence was acquired through foreclosure and is carried at its net realizable value of $108,000, based on a current appraisal and a residential building lot is carried at its net realizable value of $30,000 based on an appraisal. At June 30, 2009 the Company was also carrying a property it acquired in the previous year with a net realizable value of $660,000 based on an appraisal at the time the property was acquired.

Restricted investment in Federal Home Loan Bank stock (carried at cost):

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of June 30, 2009 and December 31, 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2009.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings (carried at cost):

The carrying amounts of short-term borrowings approximate their fair values.

Other borrowings (carried at cost):

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance sheet financial instruments (disclosed at cost):

Fair values for the Company’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009			December31,2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$7,554	$7,554	$6,480	$6,480
Securities	123,309	123,322	130,827	130,840
Loans receivable, net	356,019	374,050	345,171	363,219
Investment in FHLB stock	3,538	3,538	3,538	3,538
Accrued interest receivable	2,117	2,117	2,179	2,179

Financial liabilities:
Deposits	374,153	375,657	359,635	361,223
Short-term borrowings	24,596	24,596	38,126	38,126
Other borrowings	43,000	45,479	43,000	46,281
Accrued interest payable	2,210	2,210	2,247	2,247

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—

9.	New Accounting Pronouncements

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of this pronouncement did not have a material impact on the Company’s Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

10. Branch Closure

On December 26, 2008, the Company filed notifications with the Pennsylvania Department of Banking and the FDIC, requesting authorization to discontinue branch operations at its Hamlin Office, as the lease for the location expires in 2009, with no renewal options available. The Company entered into an agreement with NBT Bank to assume the deposits of the Hamlin location and the office was closed on March 31, 2009. The gain on the transaction was $150,000 with expense related to the closing, including final lease payments, of $46,000, included in other expense in the consolidated income statement.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential impairment of restricted stock, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on investments in securities. Please refer to the discussion of the allowance for loan losses calculation under “Non-performing Assets and Allowance for Loan Losses” in the “Financial Condition” section.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of June 30, 2009 and December 31, 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009 and December 31, 2008.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses in certain specific securities at June 30, 2009 and December 31, 2008 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of June 30, 2009 were $508.5 million compared to $504.3 million as of December 31, 2008, an increase of $4.2 million. The increase reflects a $11.2 million increase in loans funded by a $14.5 million increase in deposits.

Securities

The fair value of securities available for sale as of June 30, 2009 was $122.6 million compared to $130.1 million as of December 31, 2008. The Company purchased $28.4 million of securities using the proceeds from $25.3 million of securities called, maturities and principal reductions and from short-term borrowings.

Securities with a carrying value of $49,720,000 and $51,444,000 at June 30, 2009 and at December 31, 2008 respectively, were pledged to secure public deposits, U.S. Treasury demand notes, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Loans Receivable

Loans receivable totaled $360.6 million compared to $349.7 million as of December 31, 2008.  Commercial real estate loans increased $8.5 million during the period, reflecting new activity principally centered in the Monroe County, Pennsylvania market area. Commercial loans increased $4.4 million principally due to tax-exempt financing of a municipal sewer authority.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans	June 30, 2009		December 31, 2008
(dollars in thousands)

Real Estate-Residential	$133,237	36.9%	$133,417	38.1%
Commercial	167,947	46.5	159,476	45.6
Construction	14,291	4.0	14,856	4.2
Commercial, financial and agricultural	30,242	8.4	25,886	7.4
Consumer loans to individuals	15,258	4.2	16,087	4.6
Total loans	360,975	100.0%	349,722	100.0%

Deferred fees (net)	(382)		(318)
	360,593		349,404
Allowance for loan losses	(4,574)		(4,233)
Net loans receivable	$356,019		$345,171

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months		Six Months
	Ended June 30		Ended June 30
(dollars in thousands)	2009	2008	2009	2008
Balance, beginning	$4,413	$4,137	$4,233	$4,081
Provision for loan losses	220	110	445	185
Charge-offs	(80)	(36)	(142)	(71)
Recoveries	21	26	38	42
Net charge-offs	(59)	(10)	(104)	(29)
Balance, ending	$4,574	$4,237	$4,574	$4,237

Allowance to total loans	1.27%	1.27%	1.27%	1.27%
Net charge-offs to average loans (annualized)	.07%	.01%	.06%	.02%

The allowance for loan losses totaled $4,574,000 as of June 30, 2009 and represented 1.27% of total loans compared to $4,233,000 at the prior year end, and $4,237,000 as of June 30, 2008. The Company had net charge-offs for the six months of $104,000 compared to $29,000 in the comparable period in 2008. The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at June 30, 2009 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2009, non-performing loans totaled $1,800,000, which is .50% of total loans compared to $2,087,000, or 0.60% of total loans at December 31, 2008. The decrease was principally due to a pay down as a result of a third party refinance on a portion of a land development loan. The recorded investment for impaired loans requiring a specific allowance for loan losses was $1,235,000 of which $50,000 was specifically reserved due to a shortfall in the collateral. Foreclosed real estate totals $798,000 as of June 30, 2009 compared to $660,000 as of year-end. The balance principally consists of undeveloped residential building lots in Monroe County, PA.

              The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2009		December 31, 2008
Loans accounted for on a non-accrual basis:
Commercial and all other	$—		$—
Real Estate	1,781		2,087
Consumer	—		—
Total	1,781		2,087

Accruing loans which are contractually
past due 90 days or more	19		—
Total non-performing loans	1,800		2,087
Foreclosed real estate	798		660
Total non-performing assets	$2,598		$2,747

Allowance for loan losses	$4,574		$4,233

Coverage of non-performing loans	2.54	x	2.03	x
Non-performing loans to total loans	.50%		.60%
Non-performing assets to total assets	.51%		.54%

Deposits

Total deposits as of June 30, 2009 were $374.2 million increasing from $359.6 million as of December 31, 2008, an increase of $14.6 million. The growth in deposits is net of the sale of $3.6 million in deposits related to a branch closure as described in Note 9. Non-interest bearing demand deposits increased $3.6 million to $60.4 million reflecting seasonal growth in certain commercial and municipal accounts. Time deposits less than $100,000 totaled $123.2 million as of June 30, 2009, an increase of $6.0 million. The increase was principally due to the results of a 13 month CD product. The growth in deposits was used to fund loan growth and pay down short-term borrowings.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)	June 30, 2009	December 31, 2008

Non-interest bearing demand	$60,444	$56,839
Interest bearing demand	36,999	35,322
Money Market Deposit Accounts	62,699	60,623
Savings	44,565	44,577
Time deposits <$100,000	123,212	117,179
Time deposits >$100,000	46,234	45,095

Total	$374,153	$359,635

Borrowings

Short-term borrowings as of June 30, 2009 totaled $24.6 million compared to $38.1 million as of December 31, 2008. Securities sold under agreements to repurchase declined $4.8 million principally due to the seasonality of school district cash management accounts. Short-term borrowings consist of the following:

(dollars in thousands)

	June 30, 2009	December 31, 2008
Securities sold under agreements to repurchase	$18,599	$23,404
Federal Funds Purchased	—	3,600
Federal Reserve Discount Window	5,800	—
Short-term FHLB advances	—	11,000
U.S. Treasury demand notes	197	122
	$24,596	$38,126

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2009	December 31, 2008
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$5,000	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$43,000

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

              A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Commitments to grant loans	$15,991	$19,254
Unfunded commitments under lines of credit	41,482	36,980
Standby letters of credit	2,079	1,897

	$59,522	$58,131

Stockholders’ Equity and Capital Ratios

At June 30, 2009, total stockholders’ equity totaled $61.1 million, compared to $58.7 million as of December 31, 2008. The net change in stockholders’ equity included $3,486,000 in net income, that was partially offset by $1,482,000 of dividends declared. In addition, accumulated other comprehensive income increased $128,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2009	December 31, 2008
Tier 1 Capital
(To average assets)	11.89%	11.45%
Tier 1 Capital
(To risk-weighted assets)	16.41%	16.22%
Tier 1 Capital
(To risk-weighted assets)	17.72%	17.50%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of June 30, 2009 and December 31, 2008.

Liquidity

As of June 30, 2009, the Company had cash and cash equivalents of $7.6 million in the form of cash and due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $122.6 million which could be used for liquidity needs. This totals $130.2 million and represents 25.6% of total assets compared to $136.6 million and 27.1% of total assets as of December 31, 2008. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2009 and December 31, 2008. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at June 30, 2009 and December 31, 2008.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires in May 2010. There were no borrowings under these lines as of June 30, 2009 and December 31, 2008. The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $-0- as of June 30, 2009 and $3,600,000 as of December 31, 2008. The Bank has access to the Federal Reserve Discount Window with total availability of $8,000,000 based upon qualifying collateral held by the Federal Reserve Bank. There was $5,800,000 outstanding as of June 30, 2009 and -0- as of December 31, 2008.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $235,056,000 of which $43,000,000 was outstanding at June 30, 2009 and $54,000,000 at December 31, 2008. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on page 26 and page 30. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$1,082	$1	0.37%	$1,146	$6	2.09%
Interest bearing deposits with banks	512	—	—	97	1	4.12
Securities held-to-maturity(1)	707	16	9.05	706	15	8.50
Securities available for sale:
Taxable	99,290	1,032	4.16	110,352	1,318	4.78
Tax-exempt	28,589	398	5.57	22,570	318	5.64
Total securities available for sale (1)	127,879	1,430	4.47	132,922	1,636	4.92
Loans receivable (4) (5)	354,284	5,466	6.17	331,509	5,458	6.59
Total interest earning assets	484,464	6,913	5.71	466,380	7,116	6.10
Non-interest earning assets:
Cash and due from banks	6,932			8,051
Allowance for loan losses	(4,483)			(4,184)
Other assets	17,263			17,176
Total non-interest earning assets	19,712			21,043
Total Assets	$504,176			$487,423
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$100,663	183	0.73	$105,965	371	1.40
Savings	45,053	42	0.37	43,715	52	0.48
Time	167,474	1,195	2.85	161,209	1,540	3.82
Total interest bearing deposits	313,190	1,420	1.81	310,889	1,963	2.53
Short-term borrowings	23,558	73	1.24	33,764	178	2.11
Other borrowings	43,000	415	3.86	20,912	238	4.55
Total interest bearing liabilities	379,748	1,908	2.01	365,565	2,379	2.60
Non-interest bearing liabilities:
Demand deposits	58,710			60,431
Other liabilities	4,631			4,812
Total non-interest bearing liabilities	63,341			65,243
Stockholders’ equity	61,087			56,615
Total Liabilities and Stockholders’ Equity	$504,176			$487,423

Net interest income (tax equivalent basis)		5,005	3.70%		4,737	3.50%
Tax-equivalent basis adjustment		(170)			(163)
Net interest income		$4,835			$4,574
Net interest margin (tax equivalent basis)			4.13%			4.06%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(5)	Loan balances include non-accrual loans and are net of unearned income.
(6)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)

Three Months Ended June 30, 2009 Compared to

Three Months Ended June 30, 2008

Variance due to

	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold	$—	$(5)	$(5)
Interest bearing deposits with banks	6	(7)	(1)
Securities held to maturity	—	1	1
Securities available for sale:
Taxable	(125)	(161)	(286)
Tax-exempt securities	106	(26)	80
Total securities	(19)	(187)	(206)
Loans receivable	1,438	(1,430)	8
Total interest earning assets	1,424	(1,627)	(203)

Interest bearing liabilities:
Interest-bearing demand and money market	(18)	(170)	(188)
Savings	10	(20)	(10)
Time	369	(714)	(345)
Total interest bearing deposits	361	(904)	(543)
Short-term borrowings	(44)	(61)	(105)
Other borrowings	408	(231)	177
Total interest bearing liabilities	725	(1,196)	(471)
Net interest income (tax-equivalent basis)	$700	$(432)	$268

Comparison of Operating Results for Three Months Ended June 30, 2009 and June 30, 2008

General

For the three months ended June 30, 2009, net income totaled $1,749,000, compared to $1,721,000 earned in the similar period in 2008. Earnings per share for the current period were $.64 for basic and $.63 fully diluted compared to $.63 per share basic and $.62 per share on a fully diluted basis for the three months ended June 30, 2008. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2009 were 1.39% and 11.49%, respectively, compared to 1.42% and 12.19%, respectively, for the similar period in 2008.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended
June 30, 2009 to June 30, 2008
Net income three months ended June 30, 2008	$1,721
Change due to:
Net interest income	261
Provision for loan losses	(110)
Gain on sales of loans, securities & deposits	276
Other income	(70)
Salaries and employee benefits	(97)
FDIC insurance assessment	(346)
All other expenses	95
Income tax expense	19

Net income three months ended June 30, 2009	$1,749

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2009 totaled $5,005,000, an increase of $268,000 or 5.7%, over the similar period in 2008. The fte net interest spread and net interest margin were 3.70% and 4.13%, respectively for the three months ended June 30, 2009 compared to 3.50% and 4.06% respectively, for the similar period in 2008.

Interest income (fte) totaled $6,913,000 with a yield on average earning assets of 5.71% compared to $7,116,000 and 6.10% for the 2008 period. The decrease in yield was due in part to lower prime interest rate which was 3.25% as of June 30, 2009 compared to 5.00% as of June 30, 2008. The Company has $69 million of floating rate loans tied to prime rate. In addition, residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates. As a result, the fte yield on loans declined to 6.17% in the current period from 6.59% for the same period in the prior year. The yield on investment securities also declined 45 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rates. Average earning assets totaled $484.5 million for the three months ended June 30, 2009, an increase of $18.1 million over the average for the similar period in 2008. This increase in average earning assets helped offset the decline in asset yields. In addition, the mix of earning assets improved, with loans receivable reflecting 73.1% of average earning assets compared to 71.1% for the similar period in 2008.

Interest expense for the three months ended June 30, 2009 totaled $1,908,000 at an average cost of 2.01% compared to $2,379,000 at an average cost of 2.60% for the similar period in 2008. As a result of the decrease in short-term interest rates, the Company reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings. The cost of time deposits, which is the most significant component of funding, declined to 2.85% from 3.82% for the similar period in the prior year. As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,168,000 for the three months ended June 30, 2009 compared to $962,000 for the similar period in 2008. The increase was principally due to a $172,000 gain on the sales of investment securities and $121,000 in gains on the sales of mortgage loans compared to $9,000 and $8,000, respectively, in similar gains for the same period in 2008.

Other Expenses

Other expense for the three months ended June 30, 2009 totaled $3,320,000, an increase of $348,000 from $2,972,000 for the similar period in 2008. FDIC insurance assessments increased $346,000 which includes a special assessment of $225,000. The FDIC has doubled the assessment rate for the majority of banks in the current year. The efficiency ratio, which is other expense as a percentage of net interest income (fte) plus other income was 53.8% for the three months ended June 30, 2009, compared to 52.2% for the similar period in 2008.

Income Tax Expense

Income tax expense totaled $714,000 for an effective tax rate of 29.0% for the period ending June 30, 2009 compared to $733,000 for an effective tax rate of 29.9% for the similar period in 2008. The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations in the available-for-sale investment portfolio.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)

	Six Months Ended June 30,
	2009			2008
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$2,048	$3	0.29%	$1,774	$24	2.71%
Interest bearing deposits with banks	3,067	4	0.26	90	1	2.22
Securities held-to-maturity(1)	707	31	8.77	706	30	8.50
Securities available for sale:
Taxable	100,847	2,174	4.31	107,920	2,595	4.81
Tax-exempt	27,039	770	5.70	22,329	624	5.59
Total securities available for sale (1)	127,886	2,944	4.60	130,249	3,219	4.94
Loans receivable (4) (5)	352,807	10,782	6.11	329,927	11,147	6.76
Total interest earning assets	486,515	13,764	5.66	462,746	14,421	6.23
Non-interest earning assets:
Cash and due from banks	6,804			7,576
Allowance for loan losses	(4,400)			(4,152)
Other assets	17,458			17,020
Total non-interest earning assets	19,862			20,444
Total Assets	$506,377			$483,190
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$99,281	383	0.77	$100,738	803	1.59
Savings	44,880	83	0.37	43,135	101	0.47
Time	167,467	2,455	2.93	168,230	3,430	4.08
Total interest bearing deposits	311,628	2,921	1.87	312,103	4,334	2.78
Short-term borrowings	29,396	169	1.15	29,770	365	2.45
Other borrowings	43,000	827	3.85	21,956	505	4.60
Total interest bearing liabilities	384,024	3,917	2.04	363,829	5,204	2.86
Non-interest bearing liabilities:
Demand deposits	57,507			58,055
Other liabilities	4,459			4,862
Total non-interest bearing liabilities	61,966			62,917
Stockholders’ equity	60,387			56,444
Total Liabilities and Stockholders’ Equity	$506,377			$483,190

Net interest income (tax equivalent basis)		9,847	3.62%		9,217	3.37%
Tax-equivalent basis adjustment		(331)			(319)
Net interest income		$9,516			$8,898
Net interest margin (tax equivalent basis)			4.05%			3.98%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)

Six Months Ended June 30, 2009 Compared to

Six Months Ended June 30, 2008

Variance due to

	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold	$10	$(31)	$(21)
Interest bearing deposits with banks	6	(3)	3
Securities held to maturity	—	1	1
Securities available for sale:
Taxable	(163)	(258)	(421)
Tax-exempt securities	134	12	146
Total securities	(29)	(246)	(275)
Loans receivable	1,638	(2,003)	(365)
Total interest earning assets	1,624	(2,281)	(657)

Interest bearing liabilities:
Interest-bearing demand and money market	(11)	(409)	(420)
Savings	11	(29)	(18)
Time	(15)	(960)	(975)
Total interest bearing deposits	(16)	(1,397)	(1,413)
Short-term borrowings	(5)	(191)	(196)
Other borrowings	558	(236)	322
Total interest bearing liabilities	538	(1,825)	(1,288)
Net interest income (tax-equivalent basis)	$1,087	$(457)	$630

Comparison of Operating Results for Six Months Ended June 30, 2009 and June 30, 2008

General

For the six months ended June 30, 2009, net-income totaled $3,486,000 compared to $3,500,000 earned in the similar period of 2008. Earnings per share for the current period were $1.27 per share basic and a $1.26 per share fully diluted compared to $1.28 per share basic and $1.26 per share diluted for the six months ended June 30, 2008. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2009 was 1.39% and 11.64% and 1.45% and 12.44%, respectively, for the similar period in 2008.

The following table sets forth changes in net income:

Six Months Ended
June 30, 2009 to
June 30, 2008
(dollars in thousands)
Net income six months ended June 30, 2008	$3,500

Change due to:
Net interest income	618
Provision for loan losses	(250)
Gain on sales of loans, securities & deposits	332
Other income	(107)
Salaries and employee benefits	(165)
FDIC insurance assessment	(471)
All other expenses	(26)
Income tax expense	65

Net income six months ended June 30, 2009	$3,486

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2009 totaled $9,847,000, an increase of $630,000, or 6.8% over the similar period in 2008. The fte net interest spread and net interest margin were 3.62% and 4.05% respectively, increasing from 3.37% and 3.98% respectively for the similar period in 2008.

Interest income (fte) totaled $13,764,000 with a yield on average earning assets of 5.66% compared to $14,421,000 and 6.23% for the similar period in 2008. The decrease in yield was due in part to the lower prime interest rate which was 3.25% as of June 30, 2009 declining from 5.00% as of June 30, 2008. The Company has $69 million of floating rate loans tied to prime rate. In addition, residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates. As a result, the fte yield on average loans in the current period was 6.11% down from 6.76% in the 2008 period. The yield on investment securities also declined 34 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate. Average earning assets totaled $486.5 million for the six months ended June 30, 2009 an increase of $23.8 million over the similar period in 2008. The growth in average earning assets helped offset the decline in asset yields. The mix in earning assets also improved as higher yielding loans receivable represented 72.5% of average earning assets compared to 71.3% for the similar period in 2008.

Interest expense for the six months ended June 30, 2009 totaled $3,917,000 with an average cost of 2.04% compared to $5,204,000 and 2.86% for the 2008 period, with the decrease in short-term interest rates the Company reduced rates paid on its money-market accounts by 82 basis points and short-term borrowings by 130 basis points. The cost of time deposits which is the largest component of interest expense was 2.93% for the 2009 period decreasing from 4.08% in 2008. This reflects time deposits maturing and repricing at the current lower rates.

Other Income

Other income totaled $2,449,000 for the six months ended June 30, 2009 compared to $2,224,000 for the similar period in 2008. The current period includes $254,000 in gains on the sale of $15.7 million of residential mortgage loans compared to $396,000 in similar gains on the sales of $14.4 million of mortgage loans in the 2008 period. Gains on the sale investment securities totaled $333,000 on sales of $11.1 million for the 2009 period compared to $9,000 in gains in the similar 2008 period. The proceeds from investment securities sales were used to fund loan growth. The Company also had a gain of $150,000 on the sale of deposits related to a branch closure in 2009 period.

Other Expenses

Other expense totaled $6,595,000 for the six months ended June 30, 2009 an increase of $662,000 compared to $5,933,000 for the similar period in 2008. Higher FDIC insurance assessments, including a $225,000 special assessment accounted for $471,000 of the increase. The FDIC has doubled the assessment rate for the majority of banks in the current year. Salaries and employee benefits increased $165,000 or 5.4% reflecting staff increases and higher health insurance expense. The efficiency ratio for the 2009 period was 53.6% compared to 51.9% in the 2008 period.

Income Tax Expense

Income tax expense totaled $1,439,000 for an effective tax rate of 29.2% in the 2009 period compared to $1,504,000 and 30.1% in 2008. The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2009, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets (RSA) and rate-sensitive liabilities (RSL). These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of June 30, 2009, the Bank had a positive 90 day interest sensitivity gap of $35.1 million or 6.9% of total assets, increasing from $20.4 million, 4.0% of total assets as of December 31, 2008. The change was principally due to a decrease in time deposits maturing in 90 days. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a falling rate environment, the yield on interest-earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2009

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$6	$—	$—	$—	$6
Securities	16,027	33,055	27,864	46,363	123,309
Loans Receivable	81,723	57,188	89,788	131,894	360,593
Total RSA	97,756	90,243	117,652	178,257	483,908

Non-maturity interest-bearing deposits	22,734	25,452	66,850	29,227	144,263
Time deposits	29,721	88,455	32,346	18,924	169,446
Other	10,214	6,733	30,649	20,000	67,596
Total RSL	62,669	120,640	129,845	68,151	381,305
Interest Sensitivity Gap	$35,087	($30,397)	$(12,193)	$110,106	$102,603
Cumulative gap	35,087	4,690	(7,503)	102,603
RSA/RSL-Cumulative	156.0%	102.6%	97.6%	126.9%
December 31, 2008
Interest Sensitivity Gap	$20,390	$(10,272)	$(16,051)	$102,259	$96,326
Cumulative gap	20,390	10,118	(5,933)	96,326
RSA/RSL-Cumulative	123.1%	105.5%	98.1%	125.1%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part I of the Company’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 28, 2009. The following incumbent directors were nominated and duly elected to the Board of Directors for a three-year term expiring in 2012.

	FOR	WITHHELD
William W. Davis, Jr.	2,227,801	69,876
John E. Marshall	2,236,970	60,707
Susan Gumble-Cottell	2,281,446	16,231

There were no abstentions or broker non-votes.

Ratify the appointment of Beard Miller Company LLP as independent accountant of the Company for the fiscal year ending December 31, 2009.

FOR	AGAINST	ASTAIN
2,282,078	3,499	12,100

There were no broker non-votes.

Item 5. Other Information

None

Item 6. Exhibits

(a)	3(i)	Articles of Incorporation of Norwood Financial Corp.*
3(ii)	Bylaws of Norwood Financial Corp.**
4.0	Specimen Stock Certificate of Norwood Financial Corp.*
10.1	Amended Employment Agreement with William W. Davis, Jr.***
10.2	Amended Employment Agreement with Lewis J. Critelli ***
10.3	Form of Change-In-Control Severance Agreement with seven key employees of the Bank****
10.4	Wayne Bank Stock Option Plan*
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli****
10.7	Salary Continuation Agreement between the Bank and Edward C. Kasper****
10.8	1999 Directors Stock Compensation Plan****
10.9	Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
10.10	Salary Continuation Agreement between the Bank and John H. Sanders*****
10.11	2006 Stock Option Plan******
10.12	First and Second Amendments to Salary Continuation Agreement with William W.
Davis, Jr.*******
10.13	First and Second Amendments to Salary Continuation Agreement with Lewis J.
Critelli*******
10.14	First and Second Amendments to Salary Continuation Agreement with Edward C.
Kasper*******
10.15	First and Second Amendments to Salary Continuation Agreement with Joseph A.
Kneller*******
10.16	First and Second Amendments to Salary Continuation Agreement with John H.
Sanders*******
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

___________________________

*	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 14, 2008.

***	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 8-K filed with the Commission on March 6, 2006.

****	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

*****	Incorporated herein by reference to the identically numbered exhibits of Registrant’s Form 10-K filed with the Commission on March 22, 2004.

******	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 10, 2009	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2009	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)