Form 10-Q
period 2009-09-30
NORWOOD FINANCIAL CORP
filed 2009-11-09
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________________ to ____________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the	Exchange Act):
☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2009
Common stock, par value $0.10 per share	2,762,783

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$8,769	$6,463
Interest bearing deposits with banks	280	17
Federal funds sold	3,000	—
Cash and cash equivalents	12,049	6,480

Securities available for sale	126,349	130,120
Securities held to maturity, fair value 2009:$725, 2008: $720	708	707
Loans receivable (net of unearned income)	359,482	349,404
Less: Allowance for loan losses	4,663	4,233
Net loans receivable	354,819	345,171
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,258	5,490
Bank owned life insurance	8,329	8,068
Other real estate owned	562	660
Accrued interest receivable	2,315	2,179
Other assets	940	1,883
TOTAL ASSETS	$514,867	$504,296

LIABILITIES
Deposits:
Non-interest bearing demand	$63,600	$56,839
Interest bearing	319,263	302,796
Total deposits	382,863	359,635
Short-term borrowings	19,553	38,126
Other borrowings	43,000	43,000
Accrued interest payable	2,365	2,247
Other liabilities	3,350	2,598
TOTAL LIABILITIES	451,131	445,606

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value, authorized 10,000,000 shares, issued: 2,840,872	284	284
Surplus	9,782	9,972
Retained earnings	53,430	50,398
Treasury stock at cost: 2009: 78,089 shares, 2008: 104,310 shares	(2,420)	(3,243)
Accumulated other comprehensive income	2,660	1,279
TOTAL STOCKHOLDERS’ EQUITY	63,736	58,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,867	$504,296

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans receivable, including fees	$5,382	$5,509	$16,095	$16,560
Securities	1,297	1,549	4,010	4,575
Other	1	1	8	26
Total interest income	6,680	7,059	20,113	21,161

INTEREST EXPENSE
Deposits	1,433	1,780	4,354	6,114
Short-term borrowings	60	200	229	565
Other borrowings	421	303	1,248	808
Total interest expense	1,914	2,283	5,831	7,487
NET INTEREST INCOME	4,766	4,776	14,282	13,674
PROVISION FOR LOAN LOSSES	140	130	585	315
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,626	4,646	13,697	13,359

OTHER INCOME
Service charges and fees	614	656	1,854	1,964
Income from fiduciary activities	99	91	263	293
Net realized gains (losses) on sales of securities	90	(27)	423	(18)
Gain on sale of loans and servicing rights	42	90	296	486
Gain on sale of deposits	—	—	150	—
Other	173	163	481	472
Total other income	1,018	973	3,467	3,197

OTHER EXPENSES
Salaries and employee benefits	1,611	1,477	4,820	4,521
Occupancy, furniture & equipment, net	367	403	1,231	1,247
Data processing related	194	183	593	551
PA shares tax	139	130	414	387
Professional fees	100	72	302	250
FDIC Insurance assessment	133	25	617	38
Other real estate owned	130	519	148	571
Other	500	552	1,644	1,729
Total other expenses	3,174	3,361	9,769	9,294

INCOME BEFORE INCOME TAXES	2,470	2,258	7,395	7,262
INCOME TAX EXPENSE	695	666	2,134	2,170
NET INCOME	$1,775	$1,592	$5,261	$5,092

BASIC EARNINGS PER SHARE	$0.64	$0.58	$1.92	$1.86

DILUTED EARNINGS PER SHARE	$0.64	$0.58	$1.90	$1.84

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2009

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Stock	Income	Total

Balance December 31, 2008	2,840,872	$284	$9,972	$50,938	104,310	($3,243)	$1,279	$59,690
Comprehensive Income:
Net Income				5,261				5,261
Change in unrealized gains on
securities available for sale,
net of reclassification
adjustments and tax effects							1,381	1,381

Total comprehensive income								6,642

Cash dividends declared $.81 per share				(2,229)				(2,229)
Acquisition of treasury stock					2,519	(68)		(68)
Stock options exercised			(434)		(14,163)	440		215
Tax benefit on stock options exercised			146					67
Compensation expense related
to stock options			98					65
Balance, June 30, 2009	2,840,872	$284	$9,782	$53,430	78,089	($2,420)	$2,660	$63,736

See accompanying notes to the unaudited consolidated financial statements

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income Adjustments to reconcile net income to net cash provided by operating activities:	$5,261	$5,092
Provision for loan losses	585	315
Depreciation	422	430
Amortization of intangible assets	39	39
Deferred income taxes	779	(268)
Net amortization of securities premiums and discounts	102	33
Net realized gain (loss) on sales of securities	(423)	18
Gain on sale of deposits	(150)	—
Net increase in investment in life insurance	(261)	(225)
Net gain on sale of mortgage loans and servicing rights	(296)	(486)
Loss on sale of bank premises and equipment and other real estate	118	540
Mortgage loans originated for sale	(21,565)	(866)
Proceeds from sale of mortgage loans originated for sale	21,861	881
Compensation expense related to stock options	98	115
Increase in accrued interest receivable and other assets	(653)	(68)
Increase in accrued interest payable and other liabilities	862	(232)
Net cash provided by operating activities	6,779	5,318

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	13,586	68
Proceeds from maturities and principal reductions on mortgage-backed securities	34,456	31,475
Purchases	(41,854)	(38,102)
Securities held to maturity, proceeds from maturities	—	—
Increase in investment in FHLB stock	—	(1,473)
Net increase in loans	(10,446)	(24,740)
Proceeds from sale of mortgage loans	—	13,975
Purchase of bank premises and equipment	(193)	(289)
Proceeds from sale of bank premises and equipment and other real estate	121	—
Net cash used in investing activities	(4,330)	(19,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	26,984	(9,443)
Deposits sold	(3,606)	—
Net increase (decrease) in short-term borrowings	(18,573)	6,889
Repayments of long- term debt	—	(5,000)
Proceeds from other borrowings	—	25,000
Tax benefit of stock options exercised	146	134
Stock options exercised	457	420
Acquisition of treasury stock	(68)	(1,439)
Cash dividends paid	(2,220)	(2,056)
Net cash provided by financing activities	3,120	14,505
Increase in cash and cash equivalents	5,569	737

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,480	9,064
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,049	$9,801

See accompanying notes to the unaudited consolidated financial statements

Notes to the Unaudited Consolidated Financial Statements

1. Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management all normal, recurring adjustments necessary to present fairly the financial position of the Company. The operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements. The evaluation was conducted through November 9, 2009, the date these financial statements were issued.

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

The following table sets forth the weighted average number of common shares used in the computations of basic and diluted earnings per share:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic EPS weighted average shares outstanding	2,757	2,738	2,745	2,742
Dilutive effect of stock options	20	26	18	32
Diluted EPS weighted average shares outstanding	2,777	2,764	2,763	2,774

Stock options which had no intrinsic value because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 103,000 and 89,150 as of September 30, 2009 and 2008, respectively.

3. Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008 and 1,000 options in 2009, all of which have a twelve-month vesting period.  As of

September 30, 2009, there was approximately $33,000 of total unrecognized compensation cost related to nonvested options under the plan, which will be fully amortized by April 2010.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($00)
Outstanding at January 1, 2009	176,443	$25.95	6.5 Yrs.	$273
Exercised	(28,740)	15.87
Granted	1,000	28.90	9.5
Outstanding at September 30, 2009	148,703	$27.92	5.8	$592

Exercisable at September 30, 2009	123,703	$27.99	4.4	$385

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The stock price was $31.10 and $27.50 as of September 30, 2009 and December 31, 2008, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2009 was $311,000, cash received from such exercises was $457,000 and the tax benefit recognized was $146,000.

4. Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

Cash payments for interest for the nine months ended September 30, 2009 and 2008 were $5,713,000 and $8,366,000 respectively. Cash payments for income taxes in 2009 were $1,838,000 compared to $2,236,000 in 2008. Non-cash investing activity for 2009 and 2008 included foreclosed mortgage loans transferred to real estate owned and repossession of other assets of $213,000 and $1,250,000, respectively.

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

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities	$1,989	$(953)	$2,522	$(2,225)
Reclassification adjustment for gains (losses) realized in net income	(90)	27	(423)	18
Net unrealized gains (losses)	1,899	(926)	2,099	(2,207)
Income tax (benefit), expense	646	(313)	718	(752)
Other comprehensive income (loss)	$1,253	$(613)	$1,381	$(1,455)

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)

	September 30,
	2009	2008
Commitments to grant loans	$11,686	$19,138
Unfunded commitments under lines of credit	35,117	35,904
Standby letters of credit	2,060	2,065

	$48,863	$57,107

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

7. Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$30,117	$469	$(8)	$30,578
States and political subdivisions	31,661	1,033	(17)	32,677
Corporate obligations	5,048	178	—	5,226
Mortgage-backed securities	55,131	1,933	(7)	57,057
	121,957	3,613	(32)	125,538
Equity securities	361	486	(36)	811
	$122,318	$4,099	$(68)	$126,349
Held to Maturity:
States and political subdivisions	$708	$17	$—	$725

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$34,989	$836	$(12)	$35,813
States and political subdivisions	25,436	110	(337)	25,209
Corporate obligations	6,065	—	(440)	5,625
Mortgage-backed securities	61,198	1,340	(220)	62,318
	127,688	2,286	(1,009)	128,965
Equity securities	500	754	(99)	1,155
	$128,188	$3,040	$(1,108)	$130,120
Held to Maturity:
States and political subdivisions	$707	$13	$—	$720

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,990	$(8)	$—	$—	$1,990	$(8)
States and political subdivisions	986	(17)	—	—	986	(17)
Corporate obligations	—	—	—	—	—	—
Mortgage-backed securities	1,734	(7)	—	—	1,734	(7)
Equity securities	27	(14)	58	(22)	85	(36)
	$4,737	$(46)	$58	$(22)	$4,795	$(68)

The Company has nine securities in an unrealized loss position in the less than twelve months category and three securities in the twelve months or more category. In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities. The Company holds a small amount of equity securities in other financial institutions. The value of these equity securities has been impacted by the overall weakness in the financial sector, three of which have been in a loss position for greater than one year. Management believes that the unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

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

The amortized cost and fair value of debt securities as of September 30, 2009 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,566	$2,573	$—	$—
Due after one year through five years	28,050	28,605	168	—
Due after five years through ten years	21,476	22,047	540	725
Due after ten years	14,734	15,256	—	—
	66,826	68,481	708	725
Mortgage-backed securities	55,131	57,057	—	—
	$121,957	$125,538	$708	$725

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three months		Nine Months
	Ended September 30		Ended September 30
	2009	2008	2009	2008
Gross realized gains	$90	$—	$526	$44
Gross realized losses	—	27	103	62
Net realized gain/(loss)	$90	$(27)	$423	$(18)
Proceeds from sales of securities	$2,445	$9	$13,586	$68

8. Fair Value Measurements

Generally accepted accounting principles in the United States of America established a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

September 30, 2009
US Government agencies	$30,578	$—	$30,578	$—
States and political subdivisions	32,677	—	32,677	—
Corporate securities	5,226	—	5,226	—
Mortgage-backed securities	57,057	—	57,057	—
Equity securities	811	811	—	—
Total	$126,349	$811	$125,538	$—

December 31, 2008
Available for Sale:
US Government agencies	$35,813	$—	$35,813	$—
States and political subdivisions	25,209	—	25,209	—
Corporate securities	5,625	—	5,625	—
Mortgage-backed securities	62,318	—	62,318	—
Equity securities	1,155	1,155	—	—
Total	$130,120	$1,155	$128,965	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

	Fair Value Measurement Reporting Date Using
(In thousands) Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2009
Impaired Loans	$4,326	$—	$—	$4,326
Other real estate owned	562	—	—	562
	$4,888	$—	$—	$4,888
December 31, 2008
Impaired Loans	$2,976	$—	$—	$2,976

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008.

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

Impaired loans (generally carried at fair value):

The Bank measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the property or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value investment in impaired loans requiring an allowance for loan losses was $1,185,000, which is net of a valuation allowance of $50,000 and $3,141,000 not requiring an allowance for loan losses as of September 30, 2009. The fair value investment in impaired loans not requiring an allowance for loan losses was $2,976,000, net of a charge-off against the allowance for loan losses of $380,000 at December 31, 2008.

Other real estate owned:

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement. For the nine months ended September 30, 2009, a property consisting of a single residential building lot was acquired through foreclosure and is carried at its net realizable value of $30,000, based on a current appraisal. At September 30, 2009 the Company was also carrying a property it acquired in the previous year with a net realizable value of $532,000 based on a current listing agreement.

Restricted investment in Federal Home Loan Bank stock (carried at cost):

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of September 30, 2009 and December 31, 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2009.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$12,049	$12,049	$6,480	$6,480
Securities	127,057	127,074	130,827	130,840
Loans receivable, net	354,819	370,189	345,171	363,219
Investment in FHLB stock	3,538	3,538	3,538	3,538
Accrued interest receivable	2,315	2,315	2,179	2,179

Financial liabilities:
Deposits	382,863	384,096	359,635	361,223
Short-term borrowings	19,553	19,553	38,126	38,126
Other borrowings	43,000	45,791	43,000	46,281
Accrued interest payable	2,365	2,365	2,247	2,247

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	—	—	—	—

9. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued an accounting standard related to business combinations which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This accounting standard was subsequently codified into Accounting Standards Codification (ASC) Topic 805, Business Combinations. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008. This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements. On January 1, 2008, the Company adopted this accounting standard related to fair value measurements for the Company’s financial assets and financial liabilities. The Company deferred adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of this accounting standard related to fair value measurements for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s statements of income and condition. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This accounting standard was subsequently codified into ASC 810-10, Consolidation. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued an accounting standard related to disclosures about derivatives and hedging activities, which is effective for fiscal years and interim periods beginning after November 15, 2008. This standard requires enhanced disclosures about derivative instruments and hedging activities and therefore should improve the transparency of financial reporting. This accounting standard was subsequently codified into ASC 815-10, Derivatives and Hedging. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This accounting standard was subsequently codified into ASC Topic 860. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable InterestEntities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification. This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures. This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 8 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company has presented the necessary disclosures in Note 8 herein.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance. This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

The Company uses the modified prospective transition method. Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of September 30, 2009 and December 31, 2008, consists of the common stock of Federal Home Loan Bank of Pittsburgh. In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2009 and December 31, 2008.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value. The Company believes that the unrealized losses in certain specific securities at September 30, 2009 and December 31, 2008 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of September 30, 2009 were $514.9 million compared to $504.3 million as of December 31, 2008, an increase of $10.6 million. The increase reflects a $14.5 million increase in deposits used to fund $10.1 million growth in loans and pay down short-term borrowings.

Securities

The fair value of securities available for sale as of September 30, 2009 was $126.3 million compared to $130.1 million as of December 31, 2008. The Company purchased $41.9 million of securities using the proceeds from $34.5 million of securities called, maturities and principal reductions. The Company sold $13.6 million in securities from the available for sale portfolio.

Loans Receivable

Loans receivable totaled $359.5 million compared to $349.4 million as of December 31, 2008. Commercial real estate loans increased $14.0 million during the period, reflecting new activity principally centered in the Monroe County, Pennsylvania market area. Residential real estate loans decreased $5.9 million principally due to pay offs of home equity loans.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	September 30, 2009		December 31, 2008

Real Estate-Residential	$127,546	35.5%	$133,417	38.1%
Commercial	173,449	48.2	159,476	45.7
Construction and land development	16,100	4.5	14,856	4.2
Commercial, financial and agricultural	27,125	7.5	25,886	7.4
Consumer loans to individuals	15,641	4.3	16,087	4.6
Total loans	359,861	100.0%	349,722	100.0%

Deferred fees (net)	(379)		(318)
	359,482		349,404
Allowance for loan losses	(4,663)		(4,233)
Net loans receivable	$354,819		$345,171

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands)	2009	2008	2009	2008
Balance, beginning	$4,574	$4,237	$4,233	$4,081
Provision for loan losses	140	130	585	315
Charge-offs	(58)	(45)	(190)	(116)
Recoveries	7	9	35	51
Net charge-offs	(51)	(36)	(155)	(65)
Balance, ending	$4,663	$4,331	$4,663	$4,331

Allowance to total loans	1.30%	1.27%	1.30%	1.27%
Net charge-offs to average loans (annualized)	.06%	.04%	.06%	.03%

The allowance for loan losses totaled $4,663,000 as of September 30, 2009 and represented 1.30% of total loans compared to $4,233,000 at the prior year end, and $4,331,000 as of September 30, 2008. The Company had net charge-offs for the nine months of $155,000 compared to $65,000 in the comparable period in 2008. The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include: concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth. Management considers the allowance adequate at September 30, 2009 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2009, non-performing loans totaled $3,177,000, which is .88% of total loans compared to $2,087,000, or 0.60% of total loans at December 31, 2008. The increase was principally related to one home equity loan in which the Company is in first lien position and two loans to a land developer. The recorded investment for impaired loans requiring a specific allowance for loan losses was $1,235,000 of which $50,000 was specifically reserved due to a shortfall in the collateral based upon a sales agreement for the property. Impaired loans not requiring a specific allowance for loan losses totaled $3,141,000 as of September 30, 2009 and $2,976,000 as of December 31, 2008. Other real estate totals $562,000 as of September 30, 2009 compared to $660,000 as of year-end. The balance principally consists of undeveloped residential building lots in Monroe County, PA.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	September 30, 2009		December 31, 2008
(dollars in thousands)
Loans accounted for on a non-accrual basis:
Commercial and all other	$—		$—
Real Estate	2,646		2,087
Consumer	—		—
Total	2,646		2,087

Accruing loans which are contractually
past due 90 days or more	531		—
Total non-performing loans	3,177		2,087
Other real estate	562		660
Total non-performing assets	$3,739		$2,747

Allowance for loan losses	$4,663		$4,233

Coverage of non-performing loans	1.47	x	2.03	x
Non-performing loans to total loans	.88%		.60%
Non-performing assets to total assets	.73%		.54%

Deposits

Total deposits as of September 30, 2009 were $382.9 million increasing from $359.6 million as of December 31, 2008, an increase of $23.3 million. The growth in deposits is net of the sale of $3.6 million in deposits related to a branch closure as described in Note 10. Non-interest bearing demand deposits increased $6.8 million to $63.6 million reflecting seasonal growth in certain commercial and municipal accounts. Time deposits less than $100,000 totaled $126.1 million as of September 30, 2009, an increase of $8.9 million. The increase was principally due to the results of a 13 month CD product. The growth in deposits was used to fund loan growth and pay down short-term borrowings.

The following table sets forth deposit balances as of the dates indicated.

(dollars in thousands)	September 30, 2009	December 31, 2008

Non-interest bearing demand	$63,600	$56,839
Interest bearing demand	37,107	35,322
Money Market Deposit Accounts	62,921	60,623
Savings	43,564	44,577
Time deposits <$100,000	126,120	117,179
Time deposits >$100,000	49,551	45,095

Total	$382,863	$359,635

Borrowings

Short-term borrowings as of September 30, 2009 totaled $19.6 million compared to $38.1 million as of December 31, 2008. Securities sold under agreements to repurchase declined $4.0 million principally due to the seasonality of school district cash management accounts. The Company utilized short-term deposits to replace the short term FHLB advances which declined by $11 million. Short-term borrowings consist of the following:

(dollars in thousands)

	September 30, 2009	December 31, 2008
Securities sold under agreements to repurchase	$19,387	$23,404
Federal funds purchased	—	3,600
Short-term FHLB advances	—	11,000
U.S. Treasury demand notes	166	122
	$19,553	$38,126

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2009	December 31, 2008
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$5,000	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$43,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to grant loans totaled $11.7 million as of September 30, 2009 compared to $19.3 million as of December 31, 2008. The decrease is related to a slow down in new commercial and residential construction financing.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Commitments to grant loans	$11,686	$19,254
Unfunded commitments under lines of credit	35,117	36,980
Standby letters of credit	2,060	1,897

	$48,863	$58,131

In order to increase the funds available to the Deposit Insurance Fund, the Federal Deposit Insurance Corporation has proposed that all insured depository institutions prepay their federal deposit insurance assessments through 2012. If the proposal is made final in its current form, the prepayment would be due December 31, 2009 and would be based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming a three basis point increase in the assessment rate and 5% annual growth in deposits during years 2011 and 2012. Based on our deposits and assessment rate at September 30, 2009, we estimate that our prepayment amount will be approximately $1,651,000. We expect that we will be able to make the prepayment from available cash on hand.

Stockholders’ Equity and Capital Ratios

At September 30, 2009, total stockholders’ equity totaled $63.7 million, compared to $58.7 million as of December 31, 2008. The net change in stockholders’ equity included $5,261,000 in net income, that was partially offset by $2,229,000 of dividends declared. In addition, accumulated other comprehensive income increased $1,381,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Tier 1 Capital
(To average assets)	12.05%	11.45%
Tier 1 Capital
(To risk-weighted assets)	16.90%	16.22%
Total Capital
(To risk-weighted assets)	18.20%	17.50%

              The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively. The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines. The Bank’s capital ratios do not differ significantly from the Company’s ratios. Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital. The Company and the Bank were in compliance with the FRB, FDIC and PDB capital requirements as of September 30, 2009 and December 31, 2008.

Liquidity

As of September 30, 2009, the Company had cash and cash equivalents of $12.0 million in the form of cash, federal funds sold and due from banks, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $126.3 million which could be used for liquidity needs. This totals $138.3 million and represents 26.9% of total assets compared to $136.6 million and 27.1% of total assets as of December 31, 2008. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2009 and December 31, 2008. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011. There were no borrowings under this line at September 30, 2009 and December 31, 2008.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires in May 2010. There were no borrowings under these lines as of September 30, 2009 and December 31, 2008. The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000. Borrowings under this line were $-0- as of September 30, 2009 and $3,600,000 as of December 31, 2008. The Bank has access to the Federal Reserve Discount Window with total availability of $8,000,000 based upon qualifying collateral held by the Federal Reserve Bank. Borrowings from the discount window were $-0- as of September 30, 2009 and December 31, 2008.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $168,000,000 of which $43,000,000 was outstanding at September 30, 2009 and $54,000,000 at December 31, 2008. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Federal funds sold	$1,052	$1	0.38%	$180	$1	2.22%
Interest bearing deposits with banks	185	—	—	65	—	—
Securities held-to-maturity(1)	708	15	8.47	706	16	9.07
Securities available for sale:
Taxable	97,696	990	4.05	110,684	1,333	4.82
Tax-exempt (1)	30,775	450	5.85	21,550	312	5.79
Total securities available for sale (1)	128,471	1,440	4.48	132,234	1,645	4.98
Loans receivable (4) (5) (1)	358,644	5,431	6.06	335,859	5,553	6.61
Total interest earning assets	489,060	6,887	5.63	469,044	7,215	6.15
Non-interest earning assets:
Cash and due from banks	7,664			8,358
Allowance for loan losses	(4,626)			(4,282)
Other assets	17,352			18,962
Total non-interest earning assets	20,390			23,038
Total Assets	$509,450			$492,082
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$99,990	188	0.75	$107,663	355	1.32
Savings	44,709	42	0.38	46,196	54	0.47
Time	172,787	1,203	2.78	149,204	1,371	3.68
Total interest bearing deposits	317,486	1,433	1.81	303,063	1,780	2.35
Short-term borrowings	19,437	60	1.23	36,803	200	2.17
Other borrowings	43,000	421	3.92	27,783	303	4.36
Total interest bearing liabilities	379,923	1,914	2.02	367,649	2,283	2.48
Non-interest bearing liabilities:
Demand deposits	61,551			62,667
Other liabilities	5,382			5,107
Total non-interest bearing liabilities	66,933			67,774
Stockholders’ equity	62,594			56,659
Total Liabilities and Stockholders’ Equity	$509,450			$492,082

Net interest income (tax equivalent basis)		4,973	3.62%		4,932	3.67%
Tax-equivalent basis adjustment		(207)			(156)
Net interest income(GAAP basis)		$4,766			$4,776
Net interest margin (tax equivalent basis)			4.07%			4.21%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)

Three Months Ended September 30, 2009 Compared to

Three Months Ended September 30, 2008

Variance due to

	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$6	$(6)	$—
Securities held to maturity	—	(1)	(1)
Securities available for sale:
Taxable	(146)	(197)	(343)
Tax-exempt securities	135	3	138
Total securities	(11)	(194)	(205)
Loans receivable	1,614	(1,736)	(122)
Total interest earning assets	1,609	(1,937)	(328)

Interest bearing liabilities:
Interest-bearing demand and money market	(24)	(143)	(167)
Savings	(2)	(10)	(12)
Time	983	(1,151)	(168)
Total interest bearing deposits	957	(1,304)	(347)
Short-term borrowings	(73)	(67)	(140)
Other borrowings	308	(190	118
Total interest bearing liabilities	1,192	(1,561)	(369)

Net interest income (tax-equivalent basis)	$417	($376)	$41

Comparison of Operating Results for Three Months Ended September 30, 2009 and September 30, 2008

General

For the three months ended September 30, 2009, net income totaled $1,775,000 which represents an increase of $183,000 or 11.5% over the $1,592,000 earned in the similar period of 2008. The increase was principally due to a lower level of foreclosed real estate costs which totaled $130,000 in the 2009 period and $519,000 for the 2008 period. Earnings per share for the current period were $.64 per share compared to $.58 per share for the similar period in 2008, for both a basic and fully diluted basis. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2009 were 1.40% and 11.25%, respectively, compared to 1.28% and 11.15%, respectively, for the similar period in 2008.

The following table sets forth changes in net income:

(dollars in thousands)	Three Months Ended
September 30, 2009 to September 30, 2008
Net income three months ended September 30, 2008	$1,592

Change due to:
Net interest income	(10)
Provision for loan losses	(10)
Gain on sales of loans and securities	69
Other income	(24)
Salaries and employee benefits	(134)
FDIC insurance assessment	(108)
Foreclosed real estate	389
All other expenses	40
Income tax expense	(29)

Net income three months ended September 30, 2009	$1,775

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2009 totaled $4,973,000 compared to $4,932,000 in the similar period in 2008. The fte net interest spread and net interest margin were 3.62% and 4.07%, respectively for the three months ended September 30, 2009 compared to 3.67% and 4.21% respectively for the similar period in 2008.

Interest income (fte) totaled $6,887,000 with a yield on average earning assets of 5.63% compared to $7,215,000 and 6.15% for the 2008 period. The decrease in yield was partially due to a lower prime interest rate which was 3.25% as of September 30, 2009 compared to 5.00% as of September 30, 2008. The Company has $69 million of floating rate loans tied to prime rate which were impacted by this decrease in prime rate. To offset this decline, the Company has established minimum rates or interest rate floors on floating rate lines of credit as they are reviewed. Residential mortgage rates have also declined resulting in a portion of the portfolio refinancing at lower rates. The level of non-accrual loans has also increased which has a negative impact on the yield of the loan portfolio. As a result of these factors, the fte yield on loans declined to 6.06% from 6.61% for the similar period in the prior year.

The yield on the available-for-sale securities taxable portfolio also declined 77 basis points to 4.05% reflecting current lower rates. This was partially offset by a $9.2 million increase in the tax-exempt sector of the portfolio with an average fte yield in that portfolio of 5.85%. Average earning assets totaled $489.1 million for the three months ended September 30, 2009, an increase of $20.0 million over the average for the similar period in 2008. This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended September 30, 2009 totaled $1,914,000 at an average cost of 2.02% compared to $2,283,000 at an average cost of 2.48% for the similar period in 2008. With the decrease in short-term interest rates, the Company reduced rates on its money market deposit accounts and cash management products which are included in short-term borrowings. The cost of time deposits, which is the most significant component of funding representing 45.4% of average interest-bearing liabilities declined to 2.78% from 3.68%. As time deposits matured, they repriced downward at the current lower rates.

Other Income

Other income totaled $1,018,000 for the three months ended September 30, 2009 compared to $973,000 for the similar period in 2008. The increase was principally related to a $90,000 gain on the sale of investment securities compared to a $27,000 loss in the 2008 period. Service charges and fees decreased $42,000 to $614,000. The decline was principally due to a lower level of non-sufficient fund fees which was impacted by the closing of the Hamlin branch in March 2009.

Other Expenses

Other expenses totaled $3,174,000 for the three months ended September 30, 2009 a decrease of $187,000 from $3,361,000 in the similar period of 2008. The decrease was principally due to a lower level of costs associated with other real estate owned which totaled $130,000 in 2009 compared to $519,000 in 2008. The costs were principally related to write-downs of property to net realizable value. The FDIC insurance assessments increased to $133,000 from $25,000 in 2008 due to the general increases in the assessment rates.

Income Tax Expense

Income tax expense totaled $695,000 for an effective tax rate of 28.1% for the period ending September 30, 2009 compared to $666,000 for an effective tax rate of 29.5% for the similar period in 2008. The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to the purchase of municipal obligations in the available-for-sale portfolio.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)

Assets
Interest-earning assets:
Federal funds sold	$1,712	$8	0.62%	$1,239	$25	2.69%
Interest bearing deposits with banks	165	—	—	81	1	1.65
Securities held-to-maturity (1)	707	46	8.68	706	46	8.69
Securities available for sale:
Taxable	99,786	3,164	4.23	108,849	3,928	4.81
Tax-exempt (1)	28,298	1,237	5.83	22,067	936	5.66
Total securities available for sale (1)	128,084	4,401	4.58	130,916	4,864	4.95
Loans receivable (4) (5) (1)	354,775	16,213	6.09	331,920	16,700	6.71
Total interest earning assets	485,443	20,668	5.68	464,862	21,636	6.21
Non-interest earning assets:
Cash and due from banks	9,024			7,840
Allowance for loan losses	(4,477)			(4,196)
Other assets	17,422			17,671
Total non-interest earning assets	21,969			21,315
Total Assets	$507,412			$486,177
Liabilities and Stockholders’ Equity
Interest bearing liabilities:
Interest bearing demand and money market	$99,520	571	0.77	$103,064	1,158	1.50
Savings	44,822	125	0.37	44,163	155	0.47
Time	169,260	3,658	2.88	161,842	4,801	3.96
Total interest bearing deposits	313,602	4,354	1.85	309,069	6,114	2.64
Short-term borrowings	26,039	229	1.17	32,131	565	2.34
Other borrowings	43,000	1,248	3.87	23,913	808	4.51
Total interest bearing liabilities	382,641	5,831	2.03	365,113	7,487	2.73
Non-interest bearing liabilities:
Demand deposits	58,870			59,604
Other liabilities	4,770			4,944
Total non-interest bearing liabilities	63,640			64,548
Stockholders’ equity	61,131			56,516
Total Liabilities and Stockholders’ Equity	$507,412			$486,177

Net interest income (tax equivalent basis)		14,837	3.64%		14,149	3.47%
Tax-equivalent basis adjustment		(555)			(475)
Net interest income(GAAP basis)		$14,282			$13,674
Net interest margin (tax equivalent basis)			4.08%			4.06%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Increase/(Decrease)

Nine Months Ended September 30, 2009 Compared to

Nine Months Ended September 30, 2008

Variance due to

	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold	$11	$(28)	$(17)
Interest bearing deposits with banks	1	(2)	(1)
Securities available for sale:
Taxable	(311)	(453)	(764)
Tax-exempt securities	272	29	301
Total securities	(39)	(424)	(463)
Loans receivable	1,543	(2,030)	(487)
Total interest earning assets	1,516	(2,484)	(968)

Interest bearing liabilities:
Interest-bearing demand and money market	(39)	(548)	(587)
Savings	4	(34)	(30)
Time	337	(1,480)	(1,143)
Total interest bearing deposits	302	(2,062)	(1,760)
Short-term borrowings	(92)	(244)	(336)
Other borrowings	632	(192)	440
Total interest bearing liabilities	842	(2,498)	(1,656)

Net interest income (tax-equivalent basis)	$674	$14	$688

Comparison of Operating Results for Nine Months Ended September 30, 2009 and September 30, 2008

General

For the nine months ended September 30, 2009, net-income totaled $5,261,000 compared to $5,092,000 earned in the similar period of 2008, an increase of $169,000 or 3.3%. Earnings per share for the current period were $1.92 per share basic and $1.90 per share fully diluted compared to $1.86 per share basic and $1.84 per share diluted for the nine months ended September 30, 2008. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2009 were 1.39% and 11.51% and 1.40% and 12.00%, respectively, for the similar period in 2008.

The following table sets forth changes in net income:

Nine Months Ended

September 30, 2009 to September 30, 2008

(dollars in thousands)
Net income nine months ended September 30, 2008	$5,092

Change due to:
Net interest income	608
Provision for loan losses	(270)
Gain on sales of loans, securities & deposits	401
Other income	(131)
Salaries and employee benefits	(299)
FDIC insurance assessment	(579)
Foreclosed real estate owned	423
All other expenses	(20)
Income tax expense	36

Net income nine months ended September 30, 2009	$5,261

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2009 totaled $14,837,000, an increase of $688,000, or 4.9% over the similar period in 2008. The fte net interest spread and net interest margin were 3.64% and 4.08%, respectively compared to 3.47% and 4.06%, respectively in 2008.

Interest income (fte) totaled $20,668,000 with a yield on average earning assets of 5.68% compared to $21,636,000 and 6.21% for the similar period in 2008. The decrease in yield was due in part to the lower prime interest rate which was 3.25% as of September 30, 2009 declining from 5.00% as of September 30, 2008. The Company has $69 million of floating rate loans which were impacted by the lower prime rate. The Company has offset a portion of the decrease by establishing interest minimums, or floors, on commercial lines of credit, as they are renewed. Residential mortgage rates have also declined with a portion of the portfolio refinancing at the current lower rates. The yield on the available for sale taxable securities portfolio declined 58 basis points to 4.23% as the reinvestment of cash flows, calls, maturities and proceeds from sales were reinvested at current lower rates. The average balance of the taxable sector of the portfolio declined $9.1 million and the tax-exempt sector increased $6.2 million. Average earning assets totaled $485.4 million for the nine months ended September 30, 2009, an increase of $20.6 million over the similar period in 2008. The growth in average earning asset partially offset the decline in asset yields.

Interest expense for the nine months ended September 30, 2009 totaled $5,831,000 with an average cost of 2.03% compared to $7,487,000 and 2.73% for the similar period in 2008. As short-term rates declined, the Company reduced rates paid on its money market accounts, 83 basis points and short-term borrowings by 79 basis points. The cost of time deposits, which represent 44.2% of average interest bearing liabilities was 2.88% for the 2009 period declining 108 basis points from 3.96% for the 2008 period. This reflects time deposits maturing and repricing at the current lower rates.

Other Income

Other income totaled $3,467,000 for the nine months ended September 30, 2009 compared to $3,197,000 for the similar period in 2008, an increase of $270,000. Gains on the sales of investment securities totaled $423,000 on the sales of $13.6 million compared to $18,000 loss for the similar period in 2008. The Company also had a $150,000 gain on the sale of deposits related to a branch closure in 2009 (see footnote 10). The 2009 period includes $296,000 in gains on the sales of $21.6 million on mortgage loans and servicing rights compared to $486,000 in similar gains on the sales of $14.4 million of mortgage loans and servicing rights in the 2008 period. Service charges and fees declined $110,000 to a $1,854,000 in 2009 principally due to a lower volume of non-sufficient fees related in part to the branch closure.

Other Expenses

Other expense totals $9,769,000 for the nine months ended September 30, 2009 compared to $9,294,000 in the similar period of 2008, an increase of $475,000. The increase was partially due to a higher level of FDIC insurance assessments, which totaled $617,000 in 2009 compared to $38,000 in the similar period of 2008. The 2009 period includes $225,000 related to an FDIC special assessment. This was partially offset by a lower level of foreclosed real estate costs which totaled $148,000 in the 2009 period and $571,000 in 2008, as a result of a lower level of write-downs on properties.

Income Tax Expense

Income tax expense totaled $2,134,000 for an effective tax rate of 28.9% for the 2009 period compared to $2,170,000 and 29.9% in 2008. The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale securities portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2009, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 8% of net interest income.

Imbalance in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets (RSA) and rate-sensitive liabilities (RSL). These are static gap measurements that do not take into account any future activity, and as such are principally used as early indications of potential interest rate exposures over specific intervals.

As of September 30, 2009, the Bank had a positive 90 day interest sensitivity gap of $54.5 million or 10.6% of total assets, increasing from $20.4 million, 4.0% of total assets as of December 31, 2008. The change was principally due to a decrease in time deposits maturing in 90 days. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a falling rate environment, the yield on interest-earning assets would decrease faster than the cost of interest-bearing liabilities in the 90 day time frame. The one year gap is neutral as a large amount of time deposits mature in the three to twelve bucket. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer or shorter term time deposits, loan pricing to encourage variable, implementing interest rate floors on loans or fixed rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2009

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	3 Years	Total
Federal funds sold and interest bearing deposits	$3,030	$—	$250	$—	$3,280
Securities	20,253	26,722	23,091	56,991	127,057
Loans Receivable	89.308	51,279	85,483	133,412	359,482
Total RSA	112,591	78,001	108,824	190,403	489,819

Non-maturity interest-bearing deposits	23,129	25,003	66,609	28,851	143,592
Time deposits	30,342	96,664	31,131	17,534	175,671
Other	4,669	11,610	26,274	20,000	62,553
Total RSL	58,140	133,277	124,014	66,385	381,816

Interest Sensitivity Gap	$54,451	($55,276)	$(15,190)	$124,018	$108,003
Cumulative gap	54,451	(825)	(16,015)	108,003
RSA/RSL-Cumulative	193.7%	99.6%	94.9%	128.3%

December 31, 2008
Interest Sensitivity Gap	$20,390	$(10,272)	$(16,051)	$102,259	$96,326
Cumulative gap	20,390	10,118	(5,933)	96,326
RSA/RSL-Cumulative	123.1%	105.5%	98.1%	125.1%

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)	3(i)	Articles of Incorporation of Norwood Financial Corp.*
3(ii)	Bylaws of Norwood Financial Corp.**
4.0	Specimen Stock Certificate of Norwood Financial Corp.*
10.1	Amended Employment Agreement with William W. Davis, Jr.***
10.2	Amended Employment Agreement with Lewis J. Critelli ***
10.3	Form of Change-In-Control Severance Agreement with seven key employees of the Bank****
10.4	Wayne Bank Stock Option Plan*
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr.****
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli****
10.7	Salary Continuation Agreement between the Bank and Edward C. Kasper****
10.8	1999 Directors Stock Compensation Plan****
10.9	Salary Continuation Agreement between the Bank and Joseph A. Kneller*****
10.10	Salary Continuation Agreement between the Bank and John H. Sanders*****
10.11	2006 Stock Option Plan******
10.12	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. *******
10.13	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli*******

10.14	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper*******
10.15	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller*******
10.16	First and Second Amendments to Salary Continuation Agreement with John H. Sanders*******
31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)
31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

___________________________

*	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

**	Incorporated by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Commission on March 14, 2008.

***	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 8-K filed with the Commission on March 6, 2006.

****	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

*****	Incorporated herein by reference to the identically numbered exhibits to Registrant’s Form 10-K filed with the Commission on March 22, 2004.

******	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

*******	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	November 9, 2009	By:	/s/ William W. Davis, Jr.
William W. Davis, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2009	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)