Form 10-K
period 2009-12-31
NORWOOD FINANCIAL CORP
filed 2010-03-15
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

As of March 9, 2010, there were 2,773,436 shares outstanding of the registrant’s Common Stock.

The Registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2009, $31.36 per share, was $74.3 million based on 2,368,633 shares of Common Stock outstanding.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.            Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2009. (Parts I, II, and IV)
2.   Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	higher deposit insurance premiums
•	soundness of other financial institutions
•	risk of failure to stabilize the financial system
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2009, the Company had total assets of $529.7 million, deposits of $391.5 million, and stockholders’ equity of $64.5 million. The Company’s ratio of average equity to average assets was 12.09%, 11.57% and 11.48% for fiscal years 2009, 2008 and 2007, respectively.

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

The Bank is an independent community bank with five offices in Wayne County, three offices in Pike County and three offices in Monroe County. The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike and Monroe, and to a much lesser extent, the counties of Lackawanna and Susquehanna. In addition, the Bank operates eleven automated teller machines, one in each of its branch locations.

The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its telephone number is (570) 253-1455. The Company maintains a website at www.waynebank.com.  Information on our website should not be treated as part of this Annual Report on Form 10-K.  The Company makes copies of its SEC filings available free of charge as soon as reasonably practicable after they are filed, through a link on its website to the SEC’s website.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2009 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.6%, third largest in Pike County with 16.5%, and 11th in Monroe County with 1.5%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2009, the Bank had 115 full-time and 5 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The products include fixed rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania, but is allowing this portfolio to run-off. At December 31, 2009, there were $8.4 million of indirect loans in the portfolio.

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

The Bank also, from time to time originates loans secured by undeveloped land. Land loans granted to individuals have a term of up to 5 years. Land loans granted to developers may have an interest only period during development. The substantial majority of land loans have a loan-to-value ratio not exceeding 75%. The Bank has limited its exposure to land loans but may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2009		2008		2007		2006		2005
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)

Commercial, Financial and Agricultural	$24,116	6.6	$25,886	7.4	$29,159	8.8	$34,019	10.8	$26,755	9.2
Real Estate-Construction	14,405	4.0	14,856	4.2	20,404	6.2	18,955	6.0	5,944	2.0
Real Estate-Mortgage	310,584	85.3	292,893	83.8	263,481	79.5	241,423	76.4	234,200	80.4
Consumer Loans to Individuals	14,850	4.1	16,087	4.6	18,526	5.5	21,520	6.8	24,353	8.4
	363,955	100.0	349,722	100.0	331,570	100.0	315,917	100.0	291,252	100.0
Unearned income and deferred fees	(481)		(318)		(274)		(350)		(362)
Allowance for loan losses	(5,453)		(4,233)		(4,081)		(3,828)		(3,669)
	$358,021		$345,171		$327,215		$311,739		$287,221

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2009. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(In thousands)
Commercial, Financial and Agricultural	$6,524	$9,748	$7,844	$24,116
Real Estate - Construction	14,405	-	-	14,405

Total	$20,929	$9,748	$7,844	$38,521

Loans with fixed rates	$9,982	$7,789	$4,225	$21,996
Loans with floating rates	10,947	1,959	3,619	16,525
Total	$20,929	$9,748	$7,844	$38,521

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. For the year ended December 31, 2009, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $188,000 of which $4,000 was collected.

	As of December 31,
	2009		2008	2007	2006	2005
	(dollars in thousands)
Non-accrual loans:
Commercial and all other	$	---	$—	$—	$—	$—
Real estate		4,916	2,087	109	392	330
Consumer		--	—	2	17	11
Total		4,916	2,087	111	409	341

Accruing loans which are contractually past-due 90 days or more:
Commercial and all other		9	—	—	—	—
Real estate		90	—	49	—	—
Consumer		--	—	3	—	12
Total		99	—	52	—	12

Total non-performing loans		5,015	2,087	163	409	353
Foreclosed real estate		392	660	—	—	—
Total non-performing assets		$5,407	$2,747	$163	$409	$353
Total non-performing loans to total loans		1.38%	0.60%	0.05%	0.13%	0.12%
Total non-performing loans to total assets		0.95%	0.41%	0.03%	0.09%	0.08%
Total non-performing assets to total assets		1.02%	0.54%	0.03%	0.09%	0.08%

The recorded investment in impaired loans, not requiring an allowance for loan losses was $6,962,000  (net of a charge-off against the allowance for loan losses of $154,000) and $2,976,000 at December 31, 2009 and 2008, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $1,065,000 (net of charge-off against the allowance for loan losses of $480,000) and $-0- at December 31, 2009 and 2008. For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in these impaired loans was $3,585,000, $3,311,000 and $3,127,000 and the interest income recognized on these impaired loans was $139,000, $143,000 and $290,000, respectively.

Potential Problem Loans. As of December 31, 2009, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)

Total loans receivable net of unearned income	$363,474	$349,404	$331,296	$315,567	$290,890
Average loans receivable	356,345	335,137	323,444	301,533	274,053

Allowance balance at beginning of period	$4,233	$4,081	$3,828	$3,669	$3,448

Charge-offs:
Commercial and all other	(17)	(7)	—	—	(4)
Real Estate	(358)	(465)	(4)	—	(6)
Consumer	(139)	(171)	(117)	(150)	(200)

Total	(514)	(643)	(121)	(150)	(210)

Recoveries:
Commercial and all other	11	—	—	18	12
Real Estate	4	1	2	2	18
Consumer	34	59	54	65	46
Leases	--	—	3	4	5

Total	49	60	59	89	81

Net Charge-offs	(465)	(583)	(62)	(61)	(129)

Provision Expense	1,685	735	315	220	350
Allowance balance at end of period	$5,453	$4,233	$4,081	$3,828	$3,669

Allowance for loan losses as a percent of total loans outstanding.	1.50%	1.21%	1.23%	1.21%	1.26%

Net loans charged off as a percent of average loans outstanding	0.13%	0.17%	0.02%	0.02%	0.05%

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

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Loans	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial, financial and agricultural	$333	6.6%	$491	7.4%	$413	8.8%	$505	10.8%	$427	9.2%
Real estate – construction	136	4.0	138	4.2	148	6.2	44	6.0	36	2.0
Real estate – mortgage	4,748	85.3	3,315	83.8	2,939	79.5	2,667	76.4	2,713	80.4
Consumer loans to individuals	236	4.1	289	4.6	362	5.5	388	6.8	442	8.4
General Risk Allocation	—	—	—	—	219	—	224	—	51	—
Total	$5,453	100.0%	$4,233	100.0%	$4,081	100.0%	$3,828	100.0%	$3,669	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2009	2008	2007
	(dollars in thousands)
Securities: (carrying value)
U.S. Government agencies	$39,772	$35,813	$41,508
State and political subdivisions	32,343	25,916	22,622
Corporate obligations	5,240	5,625	4,994
Mortgage-backed securities	53,154	62,318	54,082
Equity securities	776	1,155	1,486
Total Securities	$131,285	$130,827	$124,692
Fair Value of Securities	$131,299	$130,840	$124,708

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2009. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “one year or less.”

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)

U.S. Government agencies	$-	-%	$27,139	3.56%	$12,633	3.80%	$-	-%	$39,772	3.63%
State and political subdivision	286	6.44%	4,875	5.09%	13,866	5.79%	13,316	6.13%	32,343	5.83%
Corporate obligations	997	0.99%	4,243	5.05%	-	-%	-	-%	5,240	4.23%
Mortgage-backed securities	1,928	4.02%	1,012	4.80%	9,997	4.78%	40,217	4.43%	53,154	4.48%
Equity securities	776	3.74%	-	-%	-	-%	-	-%	776	3.14%

Total Investment Securities	$3,987	3.38%	$37,269	3.96%	$36,496	4.82%	$53,533	4.85%	$131,285	4.54%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank has no brokered deposits. The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit, Remote Deposit Capture and Automated Clearing House (ACH) activity. The Bank operates eleven automated teller machines and is affiliated with the STAR and MoneyPass ATM networks. Internet banking including bill-pay is offered through the website at www.waynebank.com.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2009		2008		2007
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$59,224	—%	$59,759	—%	$56,523	—%
Interest-bearing demand	35,808	0.10	36,839	0.10	36,594	0.10
Money Market	63,160	1.10	65,519	2.15	53,798	3.37
Savings	44,526	0.35	44,510	0.47	45,858	0.47
Time	174,201	2.80	160,462	3.81	172,986	4.57

Total	$376,919		$367,089		$365,759

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2009.

(dollars in thousands)

Maturity Period

Within three months	$26,480
Over three through six months	12,897
Over six through twelve months	13,315
Over twelve months	13,939
$66,631

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased and U.S. Treasury demand notes that the Company had during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$26,402	$32,238	$22,443
Maximum month-end balance during the year	35,323	42,061	33,024
Average interest rate during the year	1.11%	2.14%	4.15%
Total short-term borrowings at end of the year	$25,803	$38,126	$26,686
Weighted average interest rate at the end of the year	0.56%	1.11%	3.60%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2009, the Bank had $99.4 million of assets under management compared to $90.1 million as of December 31, 2008. The increase is partially due to improvement in stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $112,000, compared to $105,000 in 2008 which is included in Other Income.

WCB Realty Corp., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. WTRO did not hold title to any property as of December 31, 2009 and 2008.

Norwood Settlement Services, LLC, a Pennsylvania Limited Liability Company, was established in 2004 to provide title and settlement service to bank customers and non-customers.  Gross revenues, included in other income, for 2009 totaled $93,000 and $83,000 in 2008.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009.  The Company and the Bank did not opt out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.  The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits.  Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008.  In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For

purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2009, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2009.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2009, loans-to-one-borrower limitation was $9.9 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2009, the Bank was in compliance with this requirement. In December 2008, the FHLB of Pittsburgh notified member banks that is was suspending dividend payments and the repurchase of excess capital stock. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of their costs rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2009.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2009, the Bank met its reserve requirements.

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

As of December 31, 2009, our allowance for loan losses was $5,453,000 which represented 1.50% of outstanding loans. At such date, we had 18 nonperforming loans totaling $5,015,000 and seven impaired loans totaling $8,027,000. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2009, approximately 85.3% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 40% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae (FNMA), Freddie Mac (FHLMC) or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2009, we had approximately $131.3 million in investments, including mortgage-backed securities on which we had unrealized losses of $173,000. In addition, we had $3,538,000 of restricted stock in the FHLB of Pittsburgh, which has suspended the payment of dividends and repurchases of excess capital stock. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

Higher FDIC deposit insurance premiums and assessments could adversely affect our earnings and financial condition.

FDIC insurance premiums increased substantially in 2009 and we may be required to pay higher FDIC premiums in the future.  The large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits below the designated reserve ratio.  To restore the deposit insurance fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule, which significantly raised deposit insurance premiums on all insured banks.  The FDIC also imposed a five basis point special assessment payable September 30, 2009 on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.   In order to increase the funds available to the Deposit Insurance Fund, the FDIC required all insured depository institutions to prepay their federal deposit insurance assessments through 2012.  The prepayment was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.  The prepayment was recorded on the balance sheet as a non-earning prepaid expense asset against which future quarterly assessments will be charged.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program which provides federal deposit insurance coverage for noninterest-bearing transaction deposit accounts in excess of $250,000.  For this additional coverage, we paid the FDIC an annual assessment of 10 basis points on the amounts in excess of $250,000 during 2009.  To the extent that these assessments are insufficient to cover any loss or expenses arising from the program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  After December 31, 2009, the fee for participation in transaction account guarantee program of the Temporary Liquidity Guarantee Program was increased to between 15 and 25 basis points, depending on the institution’s risk category.  These changes will cause our deposit insurance expense to increase. These actions could significantly increase our noninterest expense in and for the foreseeable future.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

Additionally, legislation has been introduced into each house of Congress proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers.  If enacted, the legislation would significantly alter not only how financial firms are regulated but also how they conduct their business.

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

Our success depends, to a great extent, upon the services of Lewis J. Critelli, our President and Chief Executive Officer.  Although we have an employment agreement with non-compete provisions with Mr.  Critelli, the existence of such agreement does not assure that we will retain his services. The unexpected loss of Mr. Critelli could have a material adverse effect on our operations. From time to time, we also need to recruit personnel to fill vacant positions for experienced lending officers and branch managers. Competition for qualified personnel in the banking industry is intense, and there can be no assurance that we will continue to be successful in attracting, recruiting and retaining the necessary skilled managerial, marketing and technical personnel for the successful operation of our existing lending, operations, accounting and administrative functions or to support the expansion of the functions necessary for our future growth. Our inability to hire or retain key personnel could have a material adverse effect on our results of operations.

Our legal lending limits are relatively low and restrict our ability to compete for larger customers.

At December 31, 2009, our lending limit per borrower was approximately $9.9 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2009, our directors and executive officers beneficially owned approximately 250,465 shares, or approximately 8.8% of our common stock, including options to purchase 87,593 shares, in the aggregate, of our common stock at exercise prices ranging from $10.36 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,772,436 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 116,645 were issued as of December 31, 2009. As of December 31, 2009, options to purchase a total of 146,915 shares were exercisable and had exercise prices ranging from $10.36 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the “FRB”), “FDIC” and the Pennsylvania Department of Banking. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

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

Item 1B. Unresolved Staff Comments

None

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and ten additional branch offices. The Bank’s total investment in office property and equipment is $14.0 million with a net book value of $5.2 million as of December 31, 2009. The Bank currently operates automated teller machines at all eleven of its facilities. The Bank leases four of its locations with minimum lease commitments of $3,347,000 through 2029. Three of the locations have various renewal options.

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  [Reserved]
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2009 (“Annual Report”) and is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements listed in Item 15 and the Summary of Quarterly Results (unaudited) are incorporated herein by reference from the Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The above-captioned information appears under “Change in Auditors” in the Annual Report and is incorporated herein by reference.

Item 9A. Controls and Procedures

The above-captioned information appears under “Change in Auditors” in the Annual Report and is incorporated herein by references.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to Joseph A. Kneller, Senior Vice President, Norwood Financial Corp., 717 Main Street, Honesdale, PA  18431.

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

(b)           Security Ownership of Management

Information required by this item is incorporated herein by reference to the sections captioned  “Proposal 1 -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Option Plan	50,262	$24.73	--
2006 Stock Option Plan	116,675	29.81	132,300

Equity compensation plans not approved by security holders
1999 Directors Stock Compensation Plan	3,978	19.25	--
TOTAL	170,915	$28.07	132,300

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal 2 -- Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement, and Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2009, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, A.C. and ParenteBeard LLC, independent registered public accounting firms.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp.
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli
10.2†	Change in Control Severance Agreement with William S. Lance
10.3†	Norwood Financial Corp. Stock Option Plan (3)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (2)
10.5†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (2)
10.6†	Salary Continuation Agreement between the Bank and Edward C. Kasper (2)
10.7†	1999 Directors Stock Compensation Plan (2)
10.8†	Salary Continuation Agreement between the Bank and Joseph A. Kneller (4)
10.9†	Salary Continuation Agreement between the Bank and John H. Sanders (4)
10.10†	2006 Stock Option Plan (5)
10.11†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (6)
10.12†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (6)
10.13†	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (6)
10.14†	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (6)
10.15†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (6)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2009
16.1	Letter re Change in Certifying Accountant (7)
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23.1	Consent of S.R. Snodgrass, A.C.
23.2	Consent of ParenteBeard, LLC
31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

†	Management contract or compensatory plan arrangement.
(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.0-28364.
(2)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(3)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(4)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(5)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(6)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(7)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 15, 2010	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 15, 2010 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli		/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director
/s/ Dr. Andrew A. Forte		/s/ Susan Gumble-Cottell
Dr. Andrew A. Forte Director		Susan Gumble-Cottell Director
/s/ Daniel J. O’Neill		/s/ John E. Marshall
Daniel J. O’Neill Director		John E. Marshall Director
/s/ Gary P. Rickard		/s/ Dr. Kenneth A. Phillips
Gary P. Rickard Director		Dr. Kenneth A. Phillips Director
/s/ Ralph A. Matergia		/s/ Richard L. Snyder
Ralph A. Matergia Director		Richard L. Snyder Director
/s/ William S. Lance
William S. Lance Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)