Form 10-Q
period 2010-03-31
NORWOOD FINANCIAL CORP
filed 2010-05-10
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 3, 2010
Common stock, par value $0.10 per share	2,755,499

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$7,945	$6,498
Interest bearing deposits with banks	14,672	7,857
Federal funds sold	3,000	3,000
Cash and cash equivalents	25,617	17,355

Securities available for sale	125,653	130,577
Securities held to maturity, fair value 2010: $177, 2009: $722	168	708
Loans receivable (net of unearned income)	357,587	363,474
Less: Allowance for loan losses	5,362	5,453
Net loans receivable	352,225	358,021
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,126	5,189
Bank owned life insurance	7,987	7,889
Accrued interest receivable	2,414	2,200
Foreclosed real estate owned	392	392
Other assets	3,397	3,827
TOTAL ASSETS	$526,517	$529,696

LIABILITIES
Deposits:
Non-interest bearing demand	$60,144	$59,820
Interest-bearing	331,512	331,653
Total deposits	391,656	391,473
Short-term borrowings	21,781	25,803
Other borrowings	43,000	43,000
Accrued interest payable	1,580	2,057
Other liabilities	3,397	2,892
TOTAL LIABILITIES	461,414	465,225

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2,840,872	284	284
Surplus	9,787	9,764
Retained earnings	55,481	54,455
Treasury stock at cost: 2010: 86,007 shares, 2009: 68,436	(2,620)	(2,122)
Accumulated other comprehensive income	2,171	2,090
TOTAL STOCKHOLDERS’ EQUITY	65,103	64,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,517	$529,696
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Loans receivable, including fees	$5,410	$5,287
Securities	1,221	1,397
Other	11	6
Total interest income	6,642	6,690

INTEREST EXPENSE
Deposits	1,199	1,501
Short-term borrowings	34	96
Other borrowings	412	412
Total interest expense	1,645	2,009
NET INTEREST INCOME	4,997	4,681
PROVISION FOR LOAN LOSSES	330	225
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,667	4,456

OTHER INCOME
Service charges and fees	523	598
Income from fiduciary activities	86	82
Net realized gains on sales of securities	155	161
Gains on sale of loans and servicing rights	75	133
Gains on sale of deposits	-	150
Other	163	157
Total other income	1,002	1,281

OTHER EXPENSES
Salaries and employee benefits	1,615	1,614
Occupancy, furniture & equipment, net	394	485
Data processing related	196	196
Taxes, other than income	147	136
Professional fees	139	98
FDIC Insurance assessment	118	126
Foreclosed real estate owned	16	12
Other	535	608
Total other expenses	3,160	3,275

INCOME BEFORE INCOME TAXES	2,509	2,462
INCOME TAX EXPENSE	712	725
NET INCOME	$1,797	$1,737

BASIC EARNINGS PER SHARE	$0.65	$0.63

DILUTED EARNINGS PER SHARE	$0.65	$0.63

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three months ended March 31, 2010
(dollars in thousands, except share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income(Loss)	Total
Balance December 31, 2009	2,840,872	$284	$9,764	$54,455	68,436	$(2,122)	$2,090	$64,471
Comprehensive Income:
Net Income				1,797				1,797
Change in unrealized gains on securities available for sale, net of reclassification adjustments and tax effects							81	81
Total comprehensive income								$1,878

Cash dividends declared $.28 per share				(771)				(771)
Acquisition of treasury stock					18,571	(529)		(529)
Stock options exercised			(21)		(1,000)	31		10
Tax benefit on stock options exercised			5					5
Compensation expense related to stock options			39					39

Balance, March 31, 2010	2,840,872	$284	$9,787	$55,481	86,007	$(2,620)	$2,171	$65,103

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Thee Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,797	$1,737
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	330	225
Depreciation	117	148
Amortization of intangible assets	13	13
Deferred income taxes	28	94
Net amortization of securities premiums and discounts	59	19
Net realized gain on sales of securities	(155)	(161)
Gain on sale of deposits	-	(150)
Net increase in investment in life insurance	(95)	(81)
Net gain on sale of mortgage loans and servicing rights	(75)	(133)
Mortgage loans originated for sale	(4,300)	(9,795)
Proceeds from sale of mortgage loans originated for sale	4,375	9,928
Compensation expense related to stock options	39	32
Decrease in accrued interest receivable and other assets	199	127
Increase (decrease) in accrued interest payable and other liabilities	33	(6)
Net cash provided by operating activities	2,365	1,997

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	8,837	4,973
Proceeds from maturities and principal reductions on mortgage-backed securities	15,055	16,950
Purchases	(18,748)	(15,143)
Securities held to maturity, proceeds from maturities	540	-
Net (increase) decrease in loans	5,396	(2,206)
Purchase of bank premises and equipment	(54)	(71)
Net cash provided by investing activities	11,026	4,503

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	183	14,538
Net decrease in short-term borrowings	(4,022)	(8,714)
Stock options exercised	10	9
Tax benefit of stock options exercised	5	5
Acquisition of treasury stock	(529)	(68)
Cash dividends paid	(776)	(739)
Net cash provided by (used in) financing activities	(5,129)	5,031
Increase in cash and cash equivalents	8,262	11,531

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,355	6,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$25,617	$18,011

See accompanying notes to the unaudited consolidated financial statements.

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2009.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended
	March 31,
	2010	2009
Basic EPS weighted average shares outstanding	2,768	2,737
Dilutive effect of stock options	7	18
Diluted EPS weighted average shares outstanding	2,775	2,755

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 137,150 and 113,150 as of March 31, 2010 and 2009, respectively.

3.           Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008 and 27,000 options in 2009 and 1,000 options in 2010, all of which have a twelve month vesting period. As of March 31, 2010, there was $117,000 of total unrecognized compensation cost related to non-vested options granted in 2009 under the plan, which will be fully amortized by December 31, 2010.

During the three months ended March 31, 2010, 1,000 stock options were granted. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Terms		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	170,915	$28.07	6.8	Yrs.	$286
Granted	1,000	26.88	9.9	Yrs.	-
Exercised	(1,000)	10.36	.7	Yrs
Outstanding at March 31, 2010	170,915	$28.17	6.5	Yrs.	$190

Exercisable at March 31, 2010	145,930	$28.09	5.1	Yrs.	$190

      Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $27.00 as of March 31, 2010 and $28.59 as of December 31, 2009.  The intrinsic value of options exercised during the three months ended March 31, 2010 was $15,000, cash received from such exercises was $10,000 and the tax benefit recognized was $5,000.

4.           Cash Flow Information
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the periods ended March 31, 2010 and 2009 were $2,121,000 and $2,312,000, respectively.  Cash payments for income taxes for the periods ending March 31, 2010 and 2009 were $3,000 and $2,000, respectively.  Non-cash investing activity for 2010 and 2009 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $70,000 and $132,000, respectively.  Non-cash financing activity for 2009 includes $3,607,000 relating to the payable on the sale of deposits.

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

(in thousands)	Three Months Ended March 31,
	2010	2009
Unrealized holding gains (losses) on available for sale securities	$279	$901
Reclassification adjustment for gains (losses) realized in net income	(155)	(161)
Net unrealized gains (losses)	124	740
Income tax (benefit), expense	43	254
Other comprehensive income (loss)	$81	$486

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2010	2009
Commitments to grant loans	$16,473	$15,441
Unfunded commitments under lines of credit	37,020	37,527
Standby letters of credit	3,438	1,695

	$56,931	$54,663

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not material.

7. Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$38,104	$299	$(29)	$38,374
States and political subdivisions	34,129	885	(62)	34,952
Corporate obligations	5,037	243	-	5,280
Mortgage-backed securities	44,758	1,493	(68)	46,183
	120,028	2,920	(159)	124,789
Equity securities	330	537	(3)	864
	$122,358	$3,457	$(162)	$125,653
Held to Maturity:
States and political subdivisions	$168	$9	$-	$177

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$39,607	$295	$(130)	$39,772
States and political subdivisions	30,872	780	(17)	31,635
Corporate obligations	5,043	200	(3)	5,240
Mortgage-backed securities	51,554	1,618	(18)	53,154
	127,076	2,893	(168)	129,801
Equity securities	330	451	(5)	776
	$127,406	$3,344	$(173)	$130,577
Held to Maturity:
States and political subdivisions	$708	$14	$-	$722

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$10,470	$(29)	$-	$-	$10,470	$(29)
States and political subdivisions	2,428	(53)	491	(9)	2,919	(62)
Corporate obligations	-	-	-	-	-	-
Mortgage-backed securities	9,629	(68)	-	-	9,629	(68)
Equity securities	52	(2)	7	(1)	59	(3)
	$22,579	$(152)	$498	$(10)	$23,077	$(162)

The Company has twenty-seven securities in an unrealized loss position in the less than twelve months category and two securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  Management believes that all other unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$15,366	$(130)	$-	$-	$15,366	$(130)
States and political subdivisions	1,413	(17)	-	-	1,413	(17)
Corporate obligations	997	(3)	-	-	997	(3)
Mortgage-backed securities	3,655	(18)	-	-	3,655	(18)
Equity securities	49	(3)	5	(2)	54	(5)
	$21,480	$(171)	$5	$(2)	$21,485	$(173)

The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Tnhousands)
Due in one year or less	$2,015	$2,049	$ -	$ -
Due after one year through five years	36,758	37,304	-	-
Due after five years through ten years	24,940	25,390	168	177
Due after ten years	13,557	13,863	-	-
	77,270	78,606	168	177
Mortgage-backed securities	44,758	46,183	-	-
	$122,028	$124,789	$168	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three months
	Ended March 31,
	2010	2009
Gross realized gains	$155	$161
Gross realized losses	-	-
Net realized gain/(loss)	$155	$161
Proceeds from sales of securities	$8,837	$4,973

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2010
Available for Sale:
US Government agencies	$38,374		$38,374
States and political subdivisions	34,952		34,952
Corporate securities	5,280		5,280
Mortgage-backed securities	46,183		46,183
Equity securities	864	$864
Total	$125,653	$864	$124,789	$-

December 31, 2009
Available for Sale:
US Government agencies	$39,772		$39,772
States and political subdivisions	31,635		31,635
Corporate securities	5,240		5,240
Mortgage-backed securities	53,154		53,154
Equity securities	776	$776
Total	$130,577	$776	$129,801	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date using
		(Level 1)	(Level 2)
(In thousands)		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2010
Impaired Loans	$7,087		$7,087
Foreclosed Real Estate Owned	392		392
	$7,479	$-	$7,479	$-

December 31, 2009
Impaired Loans	$7,991		$7,991	$-
Foreclosed Real Estate Owned	392	$-	392	$-
	$8,383	$-	$8,383	$-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 2).  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain (Level 3) investments, if applicable.

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

The Company measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as either Level 2 or Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value investment in impaired loans requiring an allowance for loans losses was $1,406,000, which is net of a valuation allowance of $155,000 and after a charge-off against the allowance for loan losses of $85,000 and $5,681,000, net of a charge-off against the allowance for loan losses of $690,000 not requiring an allowance for loan losses as of March 31, 2010.  The fair value investment in impaired loans requiring an allowance for loan losses was $1,029,000, which is net of a valuation allowance of $36,000 and after a charge-off against the allowance for loan losses of $480,000 and $6,962,000, net of a charge-off against the allowance for loan losses of $154,000 not requiring an allowance for loan losses as of December 31, 2009.

Foreclosed real estate owned

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less cost to sell.  Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral.  These assets are included in Level 2 fair value based upon the lowest level of input that is significant to the fair value measurement.

Restricted investment in Federal Home Loan Bank stock (carried at cost):

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of March 31, 2010 and December 31, 2009, consists of the common stock of the Federal

Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2010.

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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$25,617	$25,617	$17,355	$17,355
Securities	125,821	125,830	131,285	131,299
Loans receivable, net	357,587	367,216	358,021	368,180
Investment in FHLB stock	3,538	3,538	3,538	3,538
Accrued interest receivable	2,414	2,414	2,200	2,200

Financial liabilities:
Deposits	391,656	392,640	391,473	392,445
Short-term borrowings	21,781	21,781	25,803	25,803
Other borrowings	43,000	45,550	43,000	45,591
Accrued interest payable	1,580	1,580	2,057	2,057

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

9.           New and Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in Note 8 herein.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2009 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential impairment of restricted stock, accounting for stock options, the valuation of deferred tax assets and the determination of other-than-temporary impairment losses on securities.  Please refer to the discussion of the allowance for loan losses calculation under “Allowance for Loan Losses and Non-performing Assets” in the “Changes in Financial Condition” section.

The Company uses the modified prospective transition method to account for stock based compensation.  Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of March 31, 2010 and December 31, 2009, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2010 and December 31, 2009.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  The Company believes that the unrealized losses on all other securities at March 31, 2010 and December 31, 2009 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General
Total assets as of March 31, 2010 were $526.5 million compared to $529.7 million as of December 31, 2009 a decrease of $3.2 million.  The decrease was due to a $4.0 million reduction in borrowed funds, primarily repurchase agreements.

Securities
The fair value of securities available for sale as of March 31, 2010 was $125.8 million compared to $131.3 million as of December 31, 2009.  The Company purchased $18.7 million of securities principally using the proceeds from $23.9 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$38,374	30.5%	$39,772	30.3%
States and political subdivisions	35,120	27.9	32,343	24.6
Corporate securities	5,280	4.2	5,240	4.0
Mortgage-backed securities	46,183	36.7	53,154	40.5
Equity securities	864	0.7	776	0.6
Total	$125,821	100.0%	$131,285	100.0%

The Company has securities in an unrealized loss position.  In management’s opinion, the unrealized losses in the mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The unrealized losses in the State and Political Subdivisions also reflect a widening of spreads due to liquidity and credit concerns in the financial markets.  The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  Management believes that the unrealized losses on all other equity holdings represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans Receivable
Loans receivable totaled $357.6 million compared to $363.5 million as of December 31, 2009.  Residential real estate loans decreased $1.5 million principally due to the sale of $4.3 million of residential mortgages.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio.  Commercial loans including commercial real estate loans decreased $1.2 million during the period while all other commercial and retail loans decreased $3.2 million.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	March 31, 2010		December 31, 2009
Real Estate-Residential	$128,830	36.0%	$130,318	35.8%
Commercial	179,665	50.2	180,266	49.5
Construction	12,311	3.4	14,405	4.0
Commercial, financial and agricultural	23,468	6.6	24,116	6.6
Consumer loans to individuals	13,778	3.8	14,850	4.1
Total loans	358,052	100.0%	363,955	100.0%

Deferred fees (net)	(465)		(481)
	357,587		363,474
Allowance for loan losses	(5,362)		(5,453)
Net loans receivable	$352,225		$358,021

Allowance for Loan Losses and Non-performing Assets
Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months
(dollars in thousands)	Ended March 31
	2010	2009
Balance, beginning	$5,453	$4,233
Provision for loan losses	330	225
Charge-offs	(429)	(62)
Recoveries	8	17
Net charge-offs	(421)	(45)
Balance, ending	$5,362	$4,413

Allowance to total loans	1.50%	1.26%
Net (charge-offs) recoveries to average loans (annualized)	.47%	.05%

The allowance for loan losses totaled $5,362,000 as of March 31, 2010 and represented 1.50% of total loans, compared to $5,453,000 at year end, and $4,413,000 as of March 31, 2009.  The Company had net charge-offs for the three months ended March 31, 2010 of $421,000 compared to $45,000 in the comparable period in 2009.  The charge-offs during the three months ended March 31, 2010 included $412,000 of losses on loans that were previously carried in nonaccrual status.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2010 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

       As of March 31, 2010, non-performing loans totaled $3,996,000, which is 1.12% of total loans compared to $5,015,000, or 1.38% of total loans at December 31, 2009.  The decrease was principally due to the resolution and payoff of two commercial credits.  The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2010		December 31, 2009
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$-
Real Estate	3,906		4,916
Consumer	-		-
Total	3,906		4,916

Accruing loans which are contractually
past due 90 days or more	90		99
Total non-performing loans	3,996		5,015
Foreclosed real estate	392		392
Total non-performing assets	$4,388		$5,407
Allowance for loans losses	$5,362		$5,453
Coverage of non-performing loans	1.34	x	1.09	x
Non-performing loans to total loans	1.12%		1.38%
Non-performing loans to total assets	.76%		.95%
Non-performing assets to total assets	.83%		1.02%

Deposits
Total deposits as of March 31, 2010 were $391.7 million compared to $391.5 million as of December 31, 2009, an increase of $200,000.  During the period, interest bearing demand deposits increased $7.2 million and savings deposits increased $3.4 million to offset a $10.8 million reduction in certificates of deposit.  The decrease in certificates is due to the maturity of retail certificates which were generated through promotions and jumbo certificate withdrawals due to seasonal fluctuations in public funds balances.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2010	December 31, 2009

Non-interest bearing demand	$60,144	$59,820
Interest bearing demand	36,005	34,410
Money market deposit accounts	65,635	60,035
Savings	47,863	44,423
Time deposits <$100,000	121,732	126,154
Time deposits >$100,000	60,277	66,631

Total	$391,656	$391,473

Borrowings
Short-term borrowings as of March 31, 2010 totaled $21.8 million compared to $25.8 million as of December 31, 2009.  Securities sold under agreements to repurchase declined $4.0 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	March 31, 2010	December 31, 2009
(dollars in thousands)
Securities sold under agreements to repurchase	$21,585	$25,606
U.S. Treasury demand notes	196	197
	$21,781	$25,803

Other borrowings consisted of the following:

(dollars in thousands)
	March 31, 2010	December 31, 2009
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$5,000	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$43,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $16.5 million as of March 31, 2010 compared to $17.7 million as of December 31, 2009.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Commitments to grant loans	$16,473	$17,713
Unfunded commitments under lines of credit	37,020	36,809
Standby letters of credit	3,438	3,679

	$56,931	$58,201

Stockholders’ Equity and Capital Ratios
As of March 31, 2010, stockholders’ equity totaled $65.1 million, compared to $64.5 million as of December 31, 2009.   The net change in stockholders’ equity included $1,797,000 in net income, that was partially offset by $771,000 of dividends declared and a $529,000 reduction due to an increase in Treasury Stock.  In addition, accumulated other comprehensive income increased $81,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2010	December 31, 2009
Tier 1 Capital
(To average assets)	12.02%	11.53%
Tier 1 Capital
(To risk-weighted assets)	17.39%	16.55%
Total Capital
(To risk-weighted assets)	18.71%	17.85%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2010 and December 31, 2009.

Liquidity
As of March 31, 2010, the Company had cash and cash equivalents of $25.6 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $125.6 million which could be used for liquidity needs.  This totals $151.2 million and represents 28.7% of total assets compared to $147.9 million and 27.9% of total assets as of December 31, 2009.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2010 and December 31, 2009.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at March 31, 2010 and December 31, 2009.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires in May 2010.  There were no borrowings under these lines as of March 31, 2010 and December 31, 2009.  The Company has a line of credit commitment available which has no stated expiration date from PNC for $12,000,000.  Borrowings under this line were $-0- as of March 31, 2010 and December 31, 2009.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $186,000,000 as of March 31, 2010, of which $43,000,000 was outstanding at March 31, 2010 and at December 31, 2009.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 26.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2010			2009
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,000	$2	0.27%	$3,024	$2	0.26%
Interest bearing deposits with banks	11,128	9	0.32	5,725	4	0.28
Securities held-to-maturity	618	13	8.41	707	15	8.49
Securities available for sale:
Taxable	97,496	903	3.70	102,422	1,142	4.46
Tax-exempt	31,946	468	5.86	25,471	372	5.84
Total securities available for sale (1)	129,442	1,371	4.24	127,893	1,514	4.74
Loans receivable (4) (5)	358,737	5,453	6.08	351,315	5,316	6.05
Total interest earning assets	502,925	6,848	5.45	488,664	6,851	5.61
Non-interest earning assets:
Cash and due from banks	6,915			6,599
Allowance for loan losses	(5,439)			(4,317)
Other assets	22,223			17,657
Total non-interest earning assets	23,699			19,939
Total Assets	$526,624			$508,603
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$97,214	145	0.60	$97,883	200	0.82
Savings	46,069	28	0.24	44,707	41	0.37
Time	186,963	1,026	2.20	167,461	1,260	3.01
Total interest bearing deposits	330,246	1,199	1.45	310,051	1,501	1.94
Short-term borrowings	25,010	34	0.54	35,299	96	1.09
Other borrowings	43,000	412	3.83	43,000	412	3.83
Total interest bearing liabilities	398,256	1,645	1.65	388,350	2,009	2.07
Non-interest bearing liabilities:
Demand deposits	58,570			56,290
Other liabilities	4,105			4,284
Total non-interest bearing liabilities	62,675			60,574
Stockholders' equity	65,693			59,679
Total Liabilities and Stockholders' Equity	$526,624			$508,603

Net interest income (tax equivalent basis)		5,203	3.79%		4,842	3.54%
Tax-equivalent basis adjustment		(206)			(161)
Net interest income		$4,997			$4,681
Net interest margin (tax equivalent basis)			4.14%			3.96%
(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2010 Compared to Three months ended March 31, 2009 Variance due to
	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold......................................	$-	$-	$-
Interest bearing deposits with banks…………..	4	1	5
Securities held to maturity............................	(2)	-	(2)
Securities available for sale:
Taxable...................................................	(53)	(186)	(239)
Tax-exempt securities..................................	95	1	96
Total securities..........................................	42	(185)	(143)
Loans receivable........................................	113	24	137
Total interest earning assets...........................	157	(160)	(3)

Interest bearing liabilities:
Interest-bearing demand and money market….	(1)	(54)	(55)
Savings................................................	8	(21)	(13)
Time...................................................	750	(983)	(233)
Total interest bearing deposits.......................	757	(1,058)	(301)
Short-term borrowings................................	(23)	(39)	(62)
Other borrowings......................................	-	(1)	(1)
Total interest bearing liabilities.....................	734	(1,098)	(364)
Net interest income (tax-equivalent basis).........	$(577)	$938	$361

  Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2010 to March 31, 2009

General
For the three months ended March 31, 2010, net income totaled $1,797,000 compared to $1,737,000 earned in the similar period in 2009.  Earnings per share for the current period were $.65 for basic and fully diluted compared to $.63 per share for both basic and a fully diluted basis for the three months ended March 31, 2009.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2010 was 1.38% and 11.10%, respectively, compared to 1.39% and 11.80%, respectively, for the similar period in 2009.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended March 31, 2010 to March 31, 2009
Net income three months ended March 31, 2009	$1,737
Change due to:
Net interest income	316
Provision for loan losses	(105)
Gain on sales of loans, securities & deposits	(214)
Other income	(65)
Occupancy, furniture and equipment	91
FDIC insurance assessment	8
Professional fees	(41)
All other expenses	57
Income tax expense	13

Net income three months ended March 31, 2010	$1,797

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2010, totaled $5,203,000, an increase of $361,000 or 7.5% over the similar period in 2009.  The fte net interest spread and net interest margin were 3.79% and 4.14%, respectively, for the three months ended March 31, 2010 compared to 3.54% and 3.96%, respectively, for the similar period in 2009.

Interest income (fte) totaled $6,848,000 with a yield on average earning assets of 5.45% compared to $6,851,000 and 5.61% for the 2009 period.  The decrease in yield was due to the reinvestment of securities cash flow and new purchases of securities at lower than historical rates, resulting in a 76 basis point decrease in the yield earned on taxable securities.  The yields earned on money market investments, tax-free securities and loans were comparable to the first three months of 2009.  The total yield earned was also impacted by a $5.4 million increase in interest bearing deposits with banks at an average return of .32%.  Average earning assets totaled $502.9 million for the three months ended March 31, 2010, an increase of $14.3 million over the average for the similar period in 2009.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2010 totaled $1,645,000 at an average cost of 1.65% compared to $2,009,000 and 2.07% for the similar period in 2009.  As a result of the decrease in short-term interest rates, the Company reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 2.20% from 3.01% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,002,000 for the three months ended March 31, 2010 compared to $1,281,000 for the similar period in 2009.  The current period includes a $75,000 gain on the sale of $4.3 million of fixed residential mortgages compared to $133,000 in gains on the sale of $9.7 million of mortgages in the similar period of 2009.  The current period also includes a $155,000 gain on the sale of investment securities compared to a $161,000 gain in the first quarter of 2009.  Service charges and fees decreased $75,000 compared to the first quarter of last year due primarily to a reduction in overdraft fees.  In the first quarter of 2009 the Company closed its branch office in Hamlin, PA and recorded a gain of $150,000 on the sale of deposits to another financial institution.

Other Expense

Other expense for the three months ended March 31, 2010 totaled $3,160,000, a decrease of $115,000 from $3,275,000 for the similar period in 2009.  In 2010, the decrease in costs includes a $91,000 reduction in occupancy and equipment costs due primarily to the closing of a branch office in the first quarter of 2009.  The decrease in other expenses also reflects a $73,000 reduction in miscellaneous other expenses due mainly to the prior-year recognition of $46,000 in expenses related to the closing of the Hamlin branch.  Also contributing to the decrease in other expenses was a $8,000 reduction in FDIC premium expense due to a lower deposit base.  These expense reductions offset a $41,000 increase in professional fees.

Income Tax Expense

Income tax expense totaled $712,000 for an effective tax rate of 28.4% for the period ending March 31, 2010 compared to $725,000 for an effective tax rate of 29.5% for the similar period in 2009.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2010, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income.

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

As of March 31, 2010, the Bank had a positive 90 day interest sensitivity gap of $58.3 million or 11.1% of total assets, increasing from $26.3 million or 5.0% of total assets as of December 31, 2009. The change was principally due to a lower level of time deposits maturing in the 90 day time frame in the amount of $23 million and a higher level of overnight investments of $7 million as of March 31, 2010. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2010
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$17,422	$--	$250	$--	$17,672
Securities	25,989	29,510	29,746	43,745	128,990
Loans Receivable	83,345	54,806	96,456	122,980	357,587
Total RSA	126,756	84,316	126,452	166,725	504,249

Non-maturity interest-bearing deposits	23,653	26,292	69,475	30,088	149,508
Time Deposits	39,786	74,190	53,792	14,239	182,007
Other	4,992	15,484	29,308	15,000	64,784
Total RSL	68,431	115,966	152,575	59,327	396,299

Interest Sensitivity Gap	$58,325	$(31,650)	$(26,123)	$107,398	$107,950
Cumulative Gap	58,325	26,675	552	107,950
RSA/RSL-cumulative	185.2%	114.5%	100.2%	127.2%

December 31, 2009

Interest Sensitivity Gap	$26,256	$(35,423)	$(20,986)	$135,313	$105,160
Cumulative Gap	26,256	(9,167)	(30,153)	105,160
RSA/RSL-cumulative	128.9%	95.5%	91.2%	126.3%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

In March, 2010, the Registrant issued 1,000 shares of common stock pursuant to the exercise of options by a director under the 1999 Directors Stock Option Plan in a transaction that was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.  Such shares were sold for cash at an exercise price equal to the fair market value of the common stock on the date that the option was granted.

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)

January 1–January 31, 2010	-	$-	-	-
February 1–February 28, 2010	-	-	-	-
March 1 – March 31, 2010(1)	18,571	28.53	-	112,000
	18,571	$28.53	-	112,000

(1)	Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchases of shares from terminated employees and voluntary diversification.

(2)	On March 19, 2008 the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (2)
10.2†	Change in Control Severance Agreement with William S. Lance (2)
10.3†	Norwood Financial Corp. Stock Option Plan (1)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.6†	Salary Continuation Agreement between the Bank and Edward C. Kasper (3)
10.7†	1999 Directors Stock Compensation Plan (3)
10.8†	Salary Continuation Agreement between the Bank and Joseph A. Kneller (4)
10.9†	Salary Continuation Agreement between the Bank and John H. Sanders (4)
10.10†	2006 Stock Option Plan (5)
10.11†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (6)
10.12†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (6)
10.13†	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (6)
10.14†	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (6)
10.15†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (6)
31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

___________________________

(1)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

(2)
Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(5)                  Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission  on April 25, 2006.

(6)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:May 10, 2010
	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:May 10, 2010	By:	/ /s/ William S. Lance
William S. Lance
Senior Vice President, and
Chief Financial Officer
(Principal Financial Officer)