Form 10-Q
period 2010-06-30
NORWOOD FINANCIAL CORP
filed 2010-08-06
CIK 1013272

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ___________ to ___________

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [ ]  No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 2, 2010
Common stock, par value $0.10 per share	2,760,166

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except per share data)
	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$6,168	$6,498
Interest bearing deposits with banks	25,374	7,857
Federal funds sold	3,000	3,000
Cash and cash equivalents	34,542	17,355

Securities available for sale	141,245	130,577
Securities held to maturity, fair value 2010: $179, 2009: $722	169	708
Loans receivable (net of unearned income)	353,933	363,474
Less: Allowance for loan losses	5,421	5,453
Net loans receivable	348,512	358,021
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,061	5,189
Bank owned life insurance	8,074	7,889
Accrued interest receivable	2,113	2,200
Foreclosed real estate owned	382	392
Other assets	2,944	3,827
TOTAL ASSETS	$546,580	$529,696

LIABILITIES
Deposits:
Non-interest bearing demand	$63,408	$59,820
Interest-bearing	344,355	331,653
Total deposits	407,763	391,473
Short-term borrowings	24,378	25,803
Other borrowings	43,000	43,000
Accrued interest payable	1,617	2,057
Other liabilities	3,056	2,892
TOTAL LIABILITIES	479,814	465,225

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2,840,872	284	284
Surplus	9,777	9,764
Retained earnings	56,526	54,455
Treasury stock at cost: 2010: 80,977 shares, 2009: 68,436	(2,467)	(2,122)
Accumulated other comprehensive income	2,646	2,090
TOTAL STOCKHOLDERS’ EQUITY	66,766	64,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$546,580	$529,696

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable, including fees	$5,218	$5,426	$10,628	$10,713
Securities	1,141	1,316	2,362	2,713
Other	18	1	29	7
Total interest income	6,377	6,743	13,019	13,433

INTEREST EXPENSE
Deposits	1,102	1,420	2,301	2,921
Short-term borrowings	27	73	61	169
Other borrowings	416	415	828	827
Total interest expense	1,545	1,908	3,190	3,917
NET INTEREST INCOME	4,832	4,835	9,829	9,516
PROVISION FOR LOAN LOSSES	150	220	480	445
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,682	4,615	9,349	9,071

OTHER INCOME
Service charges and fees	570	642	1,093	1,240
Income from fiduciary activities	93	82	179	164
Net realized gains on sales of securities	64	172	219	333
Gains on sale of loans and servicing rights	130	121	205	254
Gains on sale of deposits	-	-	-	150
Other	159	151	322	308
Total other income	1,016	1,168	2,018	2,449

OTHER EXPENSES
Salaries and employee benefits	1,572	1,595	3,187	3,209
Occupancy, furniture & equipment, net	408	379	802	864
Data processing related	216	203	412	399
Taxes, other than income	150	139	297	275
Professional fees	138	104	277	202
FDIC Insurance assessment	118	358	236	484
Other	574	542	1,125	1,162
Total other expenses	3,176	3,320	6,336	6,595

INCOME BEFORE INCOME TAXES	2,522	2,463	5,031	4,925
INCOME TAX EXPENSE	704	714	1,416	1,439
NET INCOME	$1,818	$1,749	$3,615	$3,486

BASIC EARNINGS PER SHARE	$0.66	$0.64	$1.31	$1.27

DILUTED EARNINGS PER SHARE	$0.66	$0.63	$1.31	$1.26

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six months ended June 30, 2010
(dollars in thousands, except share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2009	2,840,872	$284	$9,764	$54,455	68,436	$(2,122)	$2,090	$64,471
Comprehensive Income:
Net Income				3,615				3,615
Change in unrealized gains on securities available or sale, net of reclassification adjustments and tax effects							556	556
Total comprehensive income								$4,171

Cash dividends declared $.56 per share				(1,544)				(1,544)
Acquisition of treasury stock					18,571	(529)		(529)
Stock options exercised			(95)		(6,030)	184		89
Tax benefit on stock options exercised			30					30
Compensation expense related to stock options			78					78

Balance, June 30, 2010	2,840,872	$284	$9,777	$56,526	80,977	$(2,467)	$2,646	$66,766
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,615	$3,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	480	445
Depreciation	233	290
Amortization of intangible assets	26	26
Deferred income taxes	10	144
Net amortization of securities premiums and discounts	141	60
Net realized gain on sales of securities	(219)	(333)
Gain on sale of deposits	-	(150)
Earnings on life insurance	(182)	(166)
Net gain on sale of mortgage loans and servicing rights	(205)	(254)
Mortgage loans originated for sale	(10,451)	(15,674)
Proceeds from sale of mortgage loans originated for sale	10,656	15,928
Compensation expense related to stock options	78	65
Decrease in accrued interest receivable and other assets	755	145
Increase (decrease) in accrued interest payable and other liabilities	(273)	800
Net cash provided by operating activities	4,664	4,812

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	12,611	11,141
Proceeds from maturities and principal reductions on mortgage-backed securities	32,567	25,278
Purchases	(54,926)	(28,428)
Securities held to maturity, proceeds from maturities	540	-
Net (increase) decrease in loans	8,928	(11,506)
Purchase of bank premises and equipment	(105)	(100)
Proceeds from sale of bank premises and equipment and foreclosed real estate	-	2
Net cash used in investing activities	(385)	(3,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,290	18,274
Deposits sold	-	(3,606)
Net decrease in short-term borrowings	(1,425)	(13,530)
Stock options exercised	89	215
Tax benefit of stock options exercised	30	67
Acquisition of treasury stock	(529)	(68)
Cash dividends paid	(1,547)	(1,477)
Net cash provided by (used in) financing activities	12,908	(125)
Increase in cash and cash equivalents	17,187	1,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,355	6,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,542	$7,554

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future interim period.

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

             The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic EPS weighted average shares outstanding	2,758	2,741	2,763	2,739
Dilutive effect of stock options	4	19	4	19
Diluted EPS weighted average shares outstanding	2,762	2,760	2,767	2,758

     Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 138,150 and 114,150 as of June 30, 2010 and 2009, respectively.

3.  Stock-Based Compensation

  The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008, 27,000 options in 2009 and 1,000 options in 2010, all of which have a twelve month vesting period. As of June 30, 2010, there was $78,000 of total unrecognized compensation cost related to non-vested options granted in 2009 and 2010 under the plan, which will be fully amortized by December 31, 2010.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	170,915	$28.07	6.8	Yrs.	$286
Granted	1,000	26.88	9.7	Yrs.	-
Exercised	(6,030)	14.83	1.3	Yrs	74
Outstanding at June 30, 2010	165,885	$28.55	6.4	Yrs.	$85

Exercisable at June 30, 2010	141,900	$28.33	5.0	Yrs.	$85

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $25.25 as of June 30, 2010 and $28.59 as of December 31, 2009.  The intrinsic value of options exercised during the six months ended June 30, 2010 was $74,000, cash received from such exercises was $89,000 and the tax benefit recognized was $25,000.

4.            Cash Flow Information
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the six months ended June 30, 2010 and 2009 were $3,629,000 and $3,954,000, respectively.  Cash payments for income taxes for the periods ending June 30, 2010 and 2009 were $1,307,000 and $1,153,000, respectively.  Non-cash investing activity for 2010 and 2009 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $101,000 and $213,000, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrealized holding gains on available for sale securities	$783	$(368)	$1,062	$533
Reclassification adjustment for gains realized in income	64	(172)	219	(333)
Net unrealized gains	719	(540)	843	200
Income tax expense	244	(182)	287	72
Other comprehensive income	$475	$(358)	$556	$128

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

A summary of the Bank’s financial instrument commitments is as follows:

	June 30,
	2010	2009
Commitments to grant loans	$15,908	$15,991
Unfunded commitments under lines of credit	33,915	41,482
Standby letters of credit	3,269	2,079

	$53,092	$59,522

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not material.

7. Securities

The amortized cost and fair value of securities were as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$46,602	$615	$(1)	$47,216
States and political subdivisions	40,203	1,015	(83)	41,135
Corporate obligations	5,031	215	-	5,246
Mortgage-backed securities	45,065	1,760	(2)	46,823
	136,901	3,605	(86)	140,420
Equity securities	330	498	(3)	825
	$137,231	$4,103	$(89)	$141,245
Held to Maturity:
States and political subdivisions	$169	$10	$-	$179

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$39,607	$295	$(130)	$39,772
States and political subdivisions	30,872	780	(17)	31,635
Corporate obligations	5,043	200	(3)	5,240
Mortgage-backed securities	51,554	1,618	(18)	53,154
	127,076	2,893	(168)	129,801
Equity securities	330	451	(5)	776
	$127,406	$3,344	$(173)	$130,577
Held to Maturity:
States and political subdivisions	$708	$14	$-	$722

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$999	$(1)	$-	$-	$999	$(1)
States and political subdivisions	7,420	(83)	-	-	7,420	(83)
Mortgage-backed securities	758	(2)	-	-	758	(2)
Equity securities	15	(1)	5	(2)	20	(3)
	$9,192	$(87)	$5	$(2)	$9,197	$(89)

The Company has twenty securities in an unrealized loss position in the less than twelve months category and one security in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  Management believes that all other unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

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

The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,010	$2,032	$-	$-
Due after one year through five years	42,756	43,532	169	179
Due after five years through ten years	26,659	27,268	-	-
Due after ten years	20,411	20,765	_ _-	__-
	91,836	93,597	169	179
Mortgage-backed securities	45,065	46,823	___-	___-
	$136,901	$140,420	$169	$179

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross realized gains	$64	$172	$219	$436
Gross realized losses	-	-	-	(103)
Net realized gain/(loss)	$64	$172	$219	$333
Proceeds from sales of securities	$3,774	$6,168	$12,611	$11,141

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2010
Available for Sale:
US Government agencies	$47,216		$47,216	$-
States and political subdivisions	41,135		41,135	-
Corporate securities	5,246		5,246	-
Mortgage-backed securities	46,823		46,823	-
Equity securities	825	$825		-
Total	$141,245	$825	$140,420	$-

December 31, 2009
Available for Sale:
US Government agencies	$39,772		$39,772	$-
States and political subdivisions	31,635		31,635	-
Corporate securities	5,240		5,240	-
Mortgage-backed securities	53,154		53,154	-
Equity securities	776	$776		-
Total	$130,577	$776	$129,801	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date using
(In thousands)		(Level 1) Quoted Prices in	(Level 2) Significant	(Level 3)
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2010
Impaired Loans	$7,115		$7,115
Foreclosed Real Estate Owned	382		382
	$7,497	$-	$7,497	$-

December 31, 2009
Impaired Loans	$7,991		$7,991	$-
Foreclosed Real Estate Owned	392	$-	392	$-
	$8,383	$-	$8,383	$-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, the fair value investment in impaired loans totaled $7,115,000 which includes three loans for $2.4 million for which a valuation allowance has been provided based on current collateral values and five loans for $4.7 million which do not require a valuation allowance since the current collateral value exceeds the loan value.  As of June 30, 2010, the Company has recognized charge-offs against the allowance for loan losses on impaired loans in the amount of $775,000 over the life of the loans.

As of December 31, 2009, the fair value investment in impaired loans was $7,991,000 which included two loans for $1.0 million for which a valuation allowance had been provided based on the estimated value of the collateral and five loans for $7.0 million which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2009, the Company had recognized a cumulative charge-off against the allowance for loans losses in the amount of $634,000 on impaired loans.

	June 30, 2010
	Carrying Value	Valuation Allowance	Cumulative Charge-offs Recognized
Impaired loans requiring a valuation allowance	$2,434,000	$313,000	$565,000
Impaired loans not requiring a valuation allowance	4,681,000	-	210,000

Total	$7,115,000	$313,000	$775,000

	December 31, 2009
	Carrying Value	Valuation Allowance	Cumulative Charge-offs Recognized
Impaired loans requiring a valuation allowance	$1,029,000	$36,000	$480,000
Impaired loans not requiring a valuation allowance	6,962,000	-	154,000

Total	$7,991,000	$36,000	$634,000

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

Restricted investment in Federal Home Loan Bank stock (carried at cost):

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of June 30, 2010 and December 31, 2009, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2010.

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

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$34,542	$34,542	$17,355	$17,355
Securities	141,414	141,424	131,285	131,299
Loans receivable, net	348,512	357,850	358,021	368,180
Investment in FHLB stock	3,538	3,538	3,538	3,538
Accrued interest receivable	2,113	2,113	2,200	2,200

Financial liabilities:
Deposits	407,763	409,145	391,473	392,445
Short-term borrowings	24,378	24,378	25,803	25,803
Other borrowings	43,000	45,781	43,000	45,591
Accrued interest payable	1,617	1,617	2,057	2,057

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging

Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

           The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words believes, anticipates, contemplates, expects, and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in federal and state laws, changes in interest rates, risks associated with the effect of opening a new branch, the ability to control costs and expenses, demand for real estate and general economic conditions.  The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of June 30, 2010 and December 31, 2009, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2010 and December 31, 2009

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  The Company believes that the unrealized losses on all other securities at June 30, 2010 and December 31, 2009 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General
Total assets as of June 30, 2010 were $546.6 million compared to $529.7 million as of December 31, 2009 an increase of $16.9 million.  The increase was due primarily to a $16.3 million increase in total deposits which contributed to an increase in cash and cash equivalents and securities available for sale.

Cash and Cash Equivalents
Cash and cash equivalents totaled $34.5 million compared to $17.4 million as of December 31, 2009, an increase of $17.2 million, or 99%.  The increase in cash and cash equivalents was driven by an increase in deposits and proceeds from the sale and maturity of loans.

Securities
The fair value of securities available for sale as of June 30, 2010 was $141.2 million compared to $130.6 million as of December 31, 2009.  The Company purchased $54.9 million of securities using the proceeds from $45.2 million of securities sold, called, maturities and principal reductions as well as cash received from an increase in total deposits and from the sale of residential mortgage loans.

U.S. Government Agency securities increased $7.4 million to $47.2 million and obligations of States and political subdivisions increased $9.0 million to $41.3 million which offset a $6.3 million decline in mortgage-backed securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$47,216	33.4%	$39,772	30.3%
States and political subdivisions	41,304	29.2	32,343	24.6
Corporate securities	5,246	3.7	5,240	4.0
Mortgage-backed securities	46,823	33.1	53,154	40.5
Equity securities	825	0.6	776	0.6
Total	$141,414	100.0%	$131,285	100.0%

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

Loans Receivable
Loans receivable totaled $353.9 million compared to $363.5 million as of December 31, 2009.  Residential real estate loans, including construction financing, decreased $7.5 million due to the sale of $10.5 million of residential mortgages and principal repayments.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio and to reduce the risk to rising interest rates.  Commercial loans including commercial real estate loans decreased $700,000 during the period while all other loans decreased $1.4 million.

         Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loansTypes of loans
(dollars in thousands)	June 30, 2010		December 31, 2009

Real Estate-Residential	$125,803	35.5%	$130,318	35.8%
Commercial	179,599	50.7	180,266	49.5
Construction	11,376	3.2	14,405	4.0
Commercial, financial and agricultural	24,087	6.8	24,116	6.6
Consumer loans to individuals	13,484	3.8	14,850	4.1
Total loans	354,349	100.0%	363,955	100.0%

Deferred fees (net)	(416)		(481)
	353,933		363,474
Allowance for loan losses	(5,421)		(5,453)
Net loans receivable	$348,512		$358,021

Allowance for Loan Losses and Non-performing Assets
Following is a summary of changes in the allowance for loan losses for the periods indicated:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning	$5,362	$4,413	$5,453	$4,233
Provision for loan losses	150	220	480	445
Charge-offs	(95)	(80)	(524)	(142)
Recoveries	4	21	12	38
Net charge-offs	(91)	(59)	(512)	(104)
Balance, ending	$5,421	$4,574	$5,421	$4,574

Allowance to total loans	1.53%	1.27%	1.53%	1.27%
Net (charge-offs) recoveries to average loans (annualized)	.10%	.07%	.29%	.06%

           The allowance for loan losses totaled $5,421,000 as of June 30, 2010 and represented 1.53% of total loans, compared to $5,453,000 and 1.50% of total loans at year end, and $4,574,000 or 1.27% of total loans, as of June 30, 2009.  The Company had net charge-offs for the six months ended June 30, 2010 of $512,000 compared to $104,000 in the comparable period in 2009.  The charge-offs during the six months ended June 30, 2010 included $472,000 of losses on loans that were previously carried in nonaccrual status.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2010 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of June 30, 2010, non-performing loans totaled $3,754,000, which is 1.06% of total loans.  Included in the total are four commercial real estate loans for $2.6 million; four consumer loans for $658,000; two commercial loans for $413,000 and three residential mortgage loans for $76,000.  At December 31, 2009, non-performing loans totaled $5,015,000, or 1.38% of total loans.  Included in this total was five commercial real estate loans for $3.1 million; six consumer loans totaling $996,000; two commercial loans for $695,000 and three residential mortgage loans totaling $87,000.  The decrease was principally due to the resolution and payoff of two commercial credits.  The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2010	December 31, 2009
Loans accounted for on a non-accrual basis:
Commercial and all other	$-	$-
Real Estate-Commercial	3,019	3,833
Residential	735	1,083
Consumer	-	-
Total	3,754	4,916

Accruing loans which are contractually
past due 90 days or more	0	99
Total non-performing loans	3,754	5,015
Foreclosed real estate	382	392
Total non-performing assets	$4,136	$5,407
Allowance for loans losses	$5,421	$5,453
Coverage of non-performing loans	1.44x	1.09x
Non-performing loans to total loans	1.06%	1.38%
Non-performing loans to total assets	.69%	.95%
Non-performing assets to total assets	.76%	1.02%

Deposits
Total deposits as of June 30, 2010 were $407.8 million compared to $391.5 million as of December 31, 2009, an increase of $16.3 million.  During the period, interest bearing demand deposits, including money market deposits, increased $20.4 million, savings deposits increased $4.8 million and non-interest bearing demand balances increased $3.6 million to offset a $12.5 million reduction in certificates of deposit.  The decrease in certificates includes $4.2 million of certificates of deposit over $100,000 due to the seasonality of municipal deposits and $8.3 million of retail certificates due to the maturity of certificates which were generated through deposit promotions.

      The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2010	December 31, 2009

Non-interest bearing demand	$63,408	$59,820
Interest bearing demand	41,314	34,410
Money market deposit accounts	73,510	60,035
Savings	49,274	44,423
Time deposits <$100,000	117,864	126,154
Time deposits >$100,000	62,393	66,631

Total	$407,763	$391,473

Borrowings
Short-term borrowings as of June 30, 2010 totaled $24.4 million compared to $25.8 million as of December 31, 2009.  Securities sold under agreements to repurchase declined $1.3 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	June 30, 2010	December 31, 2009
(dollars in thousands)
Securities sold under agreements to repurchase	$24,291	$25,606
U.S. Treasury demand notes	87	197
	$24,378	$25,803

Other borrowings consisted of the following:

(dollars in thousands)
	June 30, 2010	December 31, 2009
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$5,000	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$43,000	$43,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $15.9 million as of June 30, 2010 compared to $17.7 million as of December 31, 2009.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Commitments to grant loans	$15,908	$17,713
Unfunded commitments under lines of credit	33,915	36,809
Standby letters of credit	3,269	3,679

	$53,092	$58,201

Stockholders’ Equity and Capital Ratios
As of June 30, 2010, stockholders’ equity totaled $66.8 million, compared to $64.5 million as of December 31, 2009.   The net change in stockholders’ equity included $3,615,000 in net income, that was partially offset by $1,544,000 of dividends declared and a $529,000 reduction due to an increase in Treasury Stock.  In addition, accumulated other comprehensive income increased $556,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2010	December 31, 2009
Tier 1 Capital
(To average assets)	12.05%	11.53%
Tier 1 Capital
(To risk-weighted assets)	17.86%	16.55%
Total Capital
(To risk-weighted assets)	19.18%	17.85%

       The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of June 30, 2010 and December 31, 2009.

Liquidity
As of June 30, 2010, the Company had cash and cash equivalents of $34.5 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $141.2 million which could be used for liquidity needs.  This totals $175.7 million and represents 32.1% of total assets compared to $147.9 million and 27.9% of total assets as of December 31, 2009.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2010 and December 31, 2009.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at June 30, 2010 and December 31, 2009.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires on June 30, 2011.  There were no borrowings under this line as of June 30, 2010 and December 31, 2009.

The Company has a line of credit commitment available which has no stated expiration date from PNC for $16,000,000.  Borrowings under this line were $-0- as of June 30, 2010 and December 31, 2009.

The Bank’s maximum borrowing capacity with the FHLB was approximately $186,000,000 as of June 30, 2010, of which $43,000,000 was outstanding at June 30, 2010 and at December 31, 2009.  Advances from the FHLB are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 26 and 30.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2010			2009
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,000	$2	0.33%	$1,082	$1	0.37%
Interest bearing deposits with banks	22,263	15	0.27	512	-	-
Securities held-to-maturity	169	3	8.12	707	16	9.05
Securities available for sale:
Taxable	95,367	782	3.28	99,290	1,032	4.16
Tax-exempt(1)	36,795	541	5.88	28,589	398	5.57
Total securities available for sale (1)	132,162	1,323	4.00	127,879	1,430	4.47
Loans receivable (4) (5)	353,468	5,267	5.96	354,284	5,466	6.17
Total interest earning assets	511,062	6,610	5.17	484,464	6,913	5.71
Non-interest earning assets:
Cash and due from banks	7,295			6,932
Allowance for loan losses	(5,414)			(4,483)
Other assets	22,129			17,263
Total non-interest earning assets	24,010			19,712
Total Assets	$535,072			$504,176
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$108,011	97	0.36	$100,663	183	0.73
Savings	48,355	29	0.24	45,053	42	0.37
Time	181,163	921	2.03	167,474	1,195	2.85
Total interest bearing deposits	337,529	1,047	1.24	313,190	1,420	1.81
Short-term borrowings	22,605	81	1.43	23,558	73	1.24
Other borrowings	43,000	416	3.87	43,000	415	3.86
Total interest bearing liabilities	403,134	1,544	1.53	379,748	1,908	2.01
Non-interest bearing liabilities:
Demand deposits	61,528			58,710
Other liabilities	4,306			4,631
Total non-interest bearing liabilities	65,834			63,341
Stockholders' equity	66,104			61,087
Total Liabilities and Stockholders' Equity	$535,072			$504,176

Net interest income (tax equivalent basis)		5,066	3.64%		5,005	3.70%
Tax-equivalent basis adjustment		(234)			(170)
Net interest income		$4,832			$4,835
Net interest margin (tax equivalent basis)			3.96%			4.13%
(1)   Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended June 30, 2010 Compared to Three months ended June 30, 2009 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold......................................	$2	$(1)	$1
Interest bearing deposits with banks…………..	14	1	15
Securities held to maturity............................	(11)	(2)	(13)
Securities available for sale:
Taxable...................................................	(39)	(211)	(250)
Tax-exempt securities..................................	120	23	143
Total securities..........................................	81	(188)	(107)
Loans receivable........................................	(13)	(186)	(199)
Total interest earning assets...........................	73	(376)	(303)

Interest bearing liabilities:
Interest-bearing demand and money market….	83	(169)	(86)
Savings................................................	18	(31)	(13)
Time...................................................	548	(822)	(274)
Total interest bearing deposits.......................	649	(1,022)	(373)
Short-term borrowings................................	(17)	25	8
Other borrowings......................................	-	1	1
Total interest bearing liabilities.....................	632	(996)	(364)
Net interest income (tax-equivalent basis).........	$(559)	$620	$61

  Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2010 to June 30, 2009

General
For the three months ended June 30, 2010, net income totaled $1,818,000 compared to $1,749,000 earned in the similar period in 2009.  Earnings per share for the current period were $.66 for basic and fully diluted compared to $.64 per share for basic and $.63 on a fully diluted basis for the three months ended June 30, 2009.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2010 was 1.36% and 11.03%, respectively, compared to 1.39% and 11.49%, respectively, for the similar period in 2009.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended June 30, 2010 to June 30, 2009
Net income three months ended June 30, 2009	$1,749
Change due to:
Net interest income	(3)
Provision for loan losses	70
Gain on sales of loans, securities & deposits	(99)
Other income	(53)
Salaries and employee benefits	23
Occupancy, furniture and equipment	(29)
FDIC insurance assessment	240
Professional fees	(34)
All other expenses	(56)
Income tax expense	10

Net income three months ended June 30, 2010	$1,818

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2010, totaled $5,066,000, an increase of $61,000 or 1.2% over the similar period in 2009.  The fte net interest spread and net interest margin were 3.64% and 3.96%, respectively, for the three months ended June 30, 2010 compared to 3.70% and 4.13%, respectively, for the similar period in 2009.

Interest income (fte) totaled $6,610,000 with a yield on average earning assets of 5.17% compared to $6,913,000 and 5.71% for the 2009 period.  The decrease in yield was due to the reinvestment of securities cash flow and new purchases of securities at lower than historical rates, resulting in an 88 basis point decrease in the yield earned on taxable securities.  The yields earned on money market investments, tax-free securities and loans were comparable to the second three months of 2009.  The total yield earned was also impacted by a $21.7 million increase in interest bearing deposits with banks at an average return of .27%.  Average earning assets totaled $511.1 million for the three months ended June 30, 2010, an increase of $26.6 million over the average for the similar period in 2009.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended June 30, 2010 totaled $1,544,000 at an average cost of 1.53% compared to $1,908,000 and 2.01% for the similar period in 2009.  As a result of the continued low rate environment, the Company further reduced rates paid on most deposit products.  The cost of time deposits, which is the most significant component of funding, declined to 2.03% from 2.85% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,016,000 for the three months ended June 30, 2010 compared to $1,168,000 for the similar period in 2009.  The current period includes $130,000 of gains and servicing rights on the sale of $6.2 million of fixed residential mortgages compared to $121,000 in gains on the sale of $4.3 million of mortgages in the similar period of 2009.  The current period also includes a $64,000 gain on the sale of investment securities compared to a $172,000 gain in the second quarter of 2009.  Service charges and fees decreased $72,000 compared to the same quarter of last year due primarily to a reduction in overdraft fees.

Other Expense

Other expense for the three months ended June 30, 2010 totaled $3,176,000, a decrease of $144,000 from $3,320,000 for the similar period in 2009.  In 2010, the decrease in costs is due primarily to a $240,000 reduction in FDIC insurance assessments related to the special assessment of $225,000 recognized in the second quarter of 2009.

Income Tax Expense

Income tax expense totaled $704,000 for an effective tax rate of 27.9% for the three month period ending June 30, 2010 compared to $714,000 for an effective tax rate of 29.0% for the similar period in 2009.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2010			2009
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,000	$5	0.33%	$2,048	$3	0.29%
Interest bearing deposits with banks	16,805	24	0.28	3,067	4	0.26
Securities held-to-maturity (1)	392	17	8.61	707	31	8.77
Securities available for sale:
Taxable	96,425	1,685	3.49	100,847	2,174	4.31
Tax-exempt(1)	34,384	1,009	5.87	27,039	770	5.70
Total securities available for sale (1)	130,809	2,694	4.12	127,886	2,944	4.60
Loans receivable (4) (5)	356,088	10,718	6.02	352,807	10,782	6.11
Total interest earning assets	507,094	13,458	5.31	486,515	13,764	5.66
Non-interest earning assets:
Cash and due from banks	7,027			6,804
Allowance for loan losses	(5,426)			(4,400)
Other assets	22,176			17,458
Total non-interest earning assets	23,777			19,862
Total Assets	$530,871			$506,377
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$102,643	297	0.58	$99,281	383	0.77
Savings	47,218	57	0.24	44,880	83	0.37
Time	184,047	1,947	2.12	167,467	2,455	2.93
Total interest bearing deposits	333,908	2,301	1.38	311,628	2,921	1.87
Short-term borrowings	23,717	61	.51	29,396	169	1.15
Other borrowings	43,000	827	3.85	43,000	827	3.85
Total interest bearing liabilities	400,625	3,189	1.59	384,024	3,917	2.04
Non-interest bearing liabilities:
Demand deposits	60,057			57,507
Other liabilities	4,289			4,459
Total non-interest bearing liabilities	64,346			61,966
Stockholders' equity	65,900			60,387
Total Liabilities and Stockholders' Equity	$530,871			$506,377

Net interest income (tax equivalent basis)		10,269	3.72%		9,847	3.62%
Tax-equivalent basis adjustment		(440)			(331)
Net interest income		$9,829			$9,516
Net interest margin (tax equivalent basis)			4.05%			4.05%
(1)   Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
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

	Increase/(Decrease) Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$2	$0	$2
Interest bearing deposits with banks	19	1	20
Securities held to maturity	(14)	0	(14)
Securities available for sale:
Taxable	(92)	(397)	(489)
Tax-exempt securities	215	24	239
Total securities	123	(373)	(250)
Loans receivable	224	(288)	(64)
Total interest earning assets	354	(660)	(306)

Interest bearing liabilities:
Interest-bearing demand and money market	35	(122)	(87)
Savings	12	(38)	(26)
Time	584	(1,091)	(507)
Total interest bearing deposits	631	(1,251)	(620)
Short-term borrowings	(28)	(80)	(108)
Other borrowings	0	0	0
Total interest bearing liabilities	603	(1,331)	(728)
Net interest income (tax-equivalent basis)	$(249)	$671	$422

Comparison of Operating Results for Six Months Ended June 30, 2010 and June 30, 2009

General
For the six months ended June 30, 2010, net income totaled $3,615,000 compared to $3,486,000 earned in the similar period of 2009.  Earnings per share for the current period were $1.31 per share for both basic and diluted compared to $1.27 per share basic and $1.26 per share diluted for the six months ended June 30, 2009.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2010 was 1.37% and 11.06% and 1.39% and 11.64%, respectively, for the similar period in 2009.

The following table sets forth changes in net income:

Six Months Ended June 30, 2010 to June 30, 2009
(dollars in thousands)
Net income six months ended June 30, 2009	$3,486

Change due to:
Net interest income	313
Provision for loan losses	(35)
Gain on sales of loans, securities & deposits	(313)
Other income	(118)
Salaries and employee benefits	22
Occupancy, furniture and equipment expense, net	62
FDIC insurance assessment	248
All other expenses	(73)
Income tax expense	23

Net income six months ended June 30, 2010	$3,615

Net Interest Income
Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2010 totaled $10,269,000, an increase of $422,000, or 4.3% over the similar period in 2009.  The fte net interest spread and net interest margin were 3.72% and 4.05% respectively, compared to 3.62% and 4.05% respectively for the similar period in 2009.

Interest income (fte) totaled $13,458,000 with a yield on average earning assets of 5.31% compared to $13,764,000 and 5.66% for the similar period in 2009.  The decrease in yield was due to a $13.7 million increase in interest bearing deposits with banks at an average yield of .28%.  In addition, residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 6.02% down from 6.11% in the 2009 period.  The yield on investment securities also declined 48 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $507.1 million for the six months ended June 30, 2010 an increase of $20.6 million over the similar period in 2009.  The growth in average earning assets helped offset the decline in asset yields.

Interest expense for the six months ended June 30, 2010 totaled $3,189,000 with an average cost of 1.59% compared to $3,917,000 and 2.04% for the 2009 period. The Company reduced rates paid on its deposits by 49 basis points and short-term borrowings by 64 basis points.  The cost of time deposits which is the largest component of interest expense was 2.12% for the 2010 period decreasing from 2.93% in 2009.  This reflects time deposits maturing and repricing at the current lower rates.

Other Income
Other income totaled $2,018,000 for the six months ended June 30, 2010 compared to $2,449,000 for the similar period in 2009.  The current period includes $205,000 in gains and servicing rights on the sale of $10.5 million of residential mortgage loans compared to $254,000 in similar gains on the sales of $15.7 million of mortgage loans in the 2009 period.  Gains on the sale investment securities totaled $219,000 on sales of $12.6 million for the 2010 period compared to $333,000 of gains on sales of $11.1 million in the similar 2009 period.  The proceeds from investment securities sales were reinvested.  The Company also had a gain of $150,000 on the sale of deposits related to a branch closure in 2009 period.

Other Expenses
Other expense totaled $6,336,000 for the six months ended June 30, 2010 a decrease of $259,000 compared to $6,595,000 for the similar period in 2009.  Higher FDIC insurance assessments, including a $225,000 special assessment was included in the 2009 costs.  The efficiency ratio for the 2010 period was 53.4% compared to 53.6% in the 2009 period.

Income Tax Expense
Income tax expense totaled $1,416,000 for an effective tax rate of 28.1% in the 2010 period compared to $1,439,000 and 29.2% in 2009.  The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2010, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income.

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

As of June 30, 2010, the Bank had a positive 90 day interest sensitivity gap of $44.0 million or 8.0% of total assets, increasing from $26.3 million or 5.0% of total assets as of December 31, 2009. The change was principally due to a lower level of time deposits maturing in the 90 day time frame in the amount of $20 million and a higher level of overnight investments of $17 million as of June 30, 2010. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2010
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$28,113	$--	$250	$--	$28,363
Securities	16,382	33,922	41,445	49,189	140,938
Loans Receivable	79,187	61,406	94,000	119,340	353,933
Total RSA	123,682	95,328	135,695	168,529	523,234

Non-maturity interest-bearing deposits	25,938	29,089	76,591	32,479	164,097
Time Deposits	43,093	73,718	47,849	15,598	180,258
Other	10,660	11,193	35,525	10,000	67,378
Total RSL	79,691	114,000	159,965	58,077	411,733

Interest Sensitivity Gap	$43,991	$(18,672)	$(24,270)	$110,452	$111,501
Cumulative Gap	43,991	25,319	1,049	111,501
RSA/RSL-cumulative	155.2%	113.1%	100.3%	127.1%

December 31, 2009

Interest Sensitivity Gap	$26,256	$(35,423)	$(20,986)	$135,313	$105,160
Cumulative Gap	26,256	(9,167)	(30,153)	105,160
RSA/RSL-cumulative	128.9%	95.5%	91.2%	126.3%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (2)
10.2†	Change in Control Severance Agreement with William S. Lance (2)
10.3†	Norwood Financial Corp. Stock Option Plan (4)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.6†	Salary Continuation Agreement between the Bank and Edward C. Kasper (3)
10.7†	1999 Directors Stock Compensation Plan (3)
10.8†	Salary Continuation Agreement between the Bank and Joseph A. Kneller (4)
10.9†	Salary Continuation Agreement between the Bank and John H. Sanders (4)
10.10†	2006 Stock Option Plan (5)
10.11†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (6)
10.12†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (6)
10.13†	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (6)
10.14†	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (6)

10.15†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (6)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes-Oxley Act of 2002

___________________________

(1)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10 Registration Statement initially filed with the Commission on April 29, 1996.

(2)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated herein by reference to the identically numbered exhibit to the Registrants Form 10-K filed with the Commission on March 22, 2004.

(5)	Incorporated herein by reference to the Registrant’s Form 8-K filed with the Commission on April 25, 2006.

(6)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:August 6, 2010
	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:August 6, 2010	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and
Chief Financial Officer
(Principal Financial Officer)