Form 10-Q
period 2010-09-30
NORWOOD FINANCIAL CORP
filed 2010-11-05
CIK 1013272

                 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  ________ to ________

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [ ]  No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Class	Outstanding as of November 1, 2010
Common stock, par value $0.10 per share	2,760,895

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except per share data)
	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$9,057	$6,498
Interest bearing deposits with banks	7,696	7,857
Federal funds sold	3,000	3,000
Cash and cash equivalents	19,753	17,355

Securities available for sale	139,308	130,577
Securities held to maturity, fair value 2010: $177, 2009: $722	169	708
Loans receivable (net of unearned income)	358,354	363,474
Less: Allowance for loan losses	5,513	5,453
Net loans receivable	352,841	358,021
Investment in FHLB Stock, at cost	3,538	3,538
Bank premises and equipment, net	5,012	5,189
Bank owned life insurance	8,161	7,889
Accrued interest receivable	2,342	2,200
Foreclosed real estate owned	748	392
Other assets	2,685	3,827
TOTAL ASSETS	$534,557	$529,696

LIABILITIES
Deposits:
Non-interest bearing demand	$66,331	$59,820
Interest-bearing	332,321	331,653
Total deposits	398,652	391,473
Short-term borrowings	24,530	25,803
Other borrowings	38,000	43,000
Accrued interest payable	1,652	2,057
Other liabilities	3,280	2,892
TOTAL LIABILITIES	466,114	465,225

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2,840,872	284	284
Surplus	9,815	9,764
Retained earnings	57,642	54,455
Treasury stock at cost: 2010: 79,977 shares, 2009: 68,436	(2,437)	(2,122)
Accumulated other comprehensive income	3,139	2,090
TOTAL STOCKHOLDERS’ EQUITY	68,443	64,471
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$534,557	$529,696
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans receivable, including fees	$5,266	$5,382	$15,894	$16,095
Securities	1,115	1,297	3,477	4,010
Other	14	1	43	8
Total interest income	6,395	6,680	19,414	20,113

INTEREST EXPENSE
Deposits	1,031	1,433	3,332	4,354
Short-term borrowings	26	60	87	229
Other borrowings	419	421	1,247	1,248
Total interest expense	1,476	1,914	4,666	5,831
NET INTEREST INCOME	4,919	4,766	14,748	14,282
PROVISION FOR LOAN LOSSES	250	140	730	585
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,669	4,626	14,018	13,697

OTHER INCOME
Service charges and fees	587	614	1,680	1,854
Income from fiduciary activities	121	99	300	263
Net realized gains on sales of securities	161	90	380	423
Gains on sale of loans and servicing rights	3	42	208	296
Gains on sale of deposits	-	-	-	150
Other	163	173	485	481
Total other income	1,035	1,018	3,053	3,467

OTHER EXPENSES
Salaries and employee benefits	1,657	1,611	4,844	4,820
Occupancy, furniture & equipment, net	388	367	1,190	1,231
Data processing related	195	194	607	593
Taxes, other than income	77	139	374	414
Professional fees	81	100	358	302
FDIC Insurance assessment	121	133	357	617
Other real estate owned	3	130	32	148
Other	590	500	1,686	1,644
Total other expenses	3,112	3,174	9,448	9,769

INCOME BEFORE INCOME TAXES	2,592	2,470	7,623	7,395
INCOME TAX EXPENSE	702	695	2,118	2,134
NET INCOME	$1,890	$1,775	$5,505	$5,261

BASIC EARNINGS PER SHARE	$0.68	$0.64	$1.99	$1.92

DILUTED EARNINGS PER SHARE	$0.68	$0.64	$1.99	$1.90

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine months ended September 30, 2010
(dollars in thousands, except share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2009	2,840,872	$284	$9,764	$54,455	68,436	$(2,122)	$2,090	$64,471
Comprehensive Income:
Net Income				5,505				5,505
Change in unrealized gains on securities available for sale, net of reclassification adjustments and tax effects							1,049	1,049
Total comprehensive income								$6,554

Cash dividends declared $.84 per share				(2,318)				(2,318)
Acquisition of treasury stock					18,571	(529)		(529)
Stock options exercised			(103)		(7,030)	214		111
Tax benefit on stock options exercised			32					32
Compensation expense related to stock options			122					122

Balance, September 30, 2010	2,840,872	$284	$9,815	$57,642	79,977	$(2,437)	$3,139	$68,443

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,505	$5,261
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	730	585
Depreciation	347	422
Amortization of intangible assets	39	39
Deferred income taxes	(36)	779
Net amortization of securities premiums and discounts	273	102
Net realized gain on sales of securities	(380)	(423)
Gain on sale of deposits	-	(150)
Earnings on life insurance	(270)	(261)
Loss (gain) on sale of bank premises and equipment and foreclosed real estate	(3)	118
Net gain on sale of mortgage loans and servicing rights	(208)	(296)
Mortgage loans originated for sale	(10,537)	(21,565)
Proceeds from sale of mortgage loans originated for sale	10,745	21,861
Compensation expense related to stock options	122	98
Decrease (increase) in accrued interest receivable and other assets	569	(653)
Increase (decrease) in accrued interest payable and other liabilities	(14)	862
Net cash provided by operating activities	6,882	6,779

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	23,778	13,586
Proceeds from maturities and principal reductions on mortgage-backed securities	51,704	34,456
Purchases	(82,518)	(41,854)
Securities held to maturity, proceeds from maturities	540	-
Net (increase) decrease in loans	3,886	(10,446)
Purchase of bank premises and equipment	(175)	(193)
Proceeds from sale of bank premises and equipment and foreclosed real estate	100	121
Net cash used in investing activities	(2,685)	(4,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,179	26,984
Deposits sold	-	(3,606)
Net decrease in short-term borrowings	(1,274)	(18,573)
Repayment of long-term debt	(5,000)	-
Stock options exercised	111	457
Tax benefit of stock options exercised	32	146
Acquisition of treasury stock	(529)	(68)
Cash dividends paid	(2,318)	(2,220)
Net cash provided by (used in) financing activities	(1,799)	3,120
Increase in cash and cash equivalents	2,398	5,569

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,355	6,480
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,753	$12,049
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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic EPS weighted average shares outstanding	2,760	2,757	2,762	2,745
Dilutive effect of stock options	4	20	5	18
Diluted EPS weighted average shares outstanding	2,764	2,777	2,767	2,763

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 113,150 and 103,000 as of September 30, 2010 and 2009, respectively based upon the closing price of Norwood stock on September 30, 2010 of $28.00 per share.

3.  Stock-Based Compensation

  The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008, 27,000 options in 2009 and 1,000 options in 2010, all of which have a twelve month vesting period. As of September 30, 2010, there was $41,000 of total unrecognized compensation cost related to non-vested options granted in 2009 and 2010 under the plan, which will be fully amortized by December 31, 2010.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2010	170,915	$28.07	6.8 Yrs.	.	$286
Granted	1,000	26.88	9.7 Yrs.	.	1
Exercised	(7,030)	15.94	1.3 Yrs.		80
Outstanding at September 30, 2010	164,885	$28.57	6.2 Yrs.		$169

Exercisable at September 30, 2010	140,885	$28.37	4.8 Yrs.		$168

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.00 as of September 30, 2010 and $28.59 as of December 31, 2009.  The intrinsic value of options exercised during the nine months ended September 30, 2010 was $80,000, cash received from such exercises was $111,000 and the tax benefit recognized was $32,000.

4.           Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the nine months ended September 30, 2010 and 2009 were $5,071,000 and $5,713,000, respectively.  Cash payments for income taxes for the periods ending September 30, 2010 and 2009 were $1,990,000 and $1,838,000, respectively.  Non-cash investing activity for 2010 and 2009 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $564,000 and $213,000, respectively.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Unrealized holding gains on available for sale securities	$908	$1,989	$1,970	$2,522
Reclassification adjustment for gains Realized in income	(161)	(90)	(380)	(423)
Net unrealized gains	747	1,899	1,590	2,099
Income tax expense	254	646	541	718
Other comprehensive income	$493	$1,253	$1,049	$1,381

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2010	2009
Commitments to grant loans	$19,867	$11,686
Unfunded commitments under lines of credit	30,992	35,117
Standby letters of credit	3,195	2,060

	$54,054	$48,863

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

7. Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$30,196	$526	$-	$30,722
States and political subdivisions	46,802	1,944	-	48,746
Corporate obligations	4,025	281	-	4,306
Mortgage-backed securities	53,200	1,663	(74)	54,789
	134,223	4,414	(74)	138,563
Equity securities	324	425	(4)	745
	$134,547	$4,839	$(78)	$139,308
Held to Maturity:
States and political subdivisions	$169	$8	$-	$177

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$39,607	$295	$(130)	$39,772
States and political subdivisions	30,872	780	(17)	31,635
Corporate obligations	5,043	200	(3)	5,240
Mortgage-backed securities	51,554	1,618	(18)	53,154
	127,076	2,893	(168)	129,801
Equity securities	330	451	(5)	776
	$127,406	$3,344	$(173)	$130,577
Held to Maturity:
States and political subdivisions	$708	$14	$-	$722

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities	11,751	(74)	-	-	11,751	(74)
Equity securities	50	(2)	5	(2)	55	(4)
	$11,801	$(76)	$5	$(2)	$11,806	$(78)

The Company has five securities in an unrealized loss position in the less than twelve months category and no securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months on mortgage-backed securities principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year and two which has been in a loss position for less than twelve months.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  Management believes that all other unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

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

The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,006	$1,020	$-	$-
Due after one year through five years	33,279	34,159	169	177
Due after five years through ten years	19,225	19,992	-	-
Due after ten years	27,513	28,603	-	-
	81,023	83,774	169	177
Mortgage-backed securities	53,200	54,789	-	-
	$134,223	$138,563	$169	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross realized gains	$161	$90	$380	$526
Gross realized losses	-	-	-	(103)
Net realized gain/(loss)	$161	$90	$380	$423
Proceeds from sales of securities	$11,091	$2,445	$23,778	$13,586

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2010
Available for Sale:
US Government agencies	$30,722	$-	$30,722	$-
States and political subdivisions	48,746	-	48,746	-
Corporate securities	4,306	-	4,306	-
Mortgage-backed securities	54,789	-	54,789	-
Equity securities	745	745	-	-
Total available for sale	139,308	745	138,563	-
Mortgage servicing rights	247	-	-	247
Total	$139,555	$745	$138,563	$247

December 31, 2009
Available for Sale:
US Government agencies	$39,772	$-	$39,772	$-
States and political subdivisions	31,635	-	31,635	-
Corporate securities	5,240	-	5,240	-
Mortgage-backed securities	53,154	-	53,154	-
Equity securities	776	776	-	-
Total available for sale	130,577	776	129,801	-
Mortgage servicing rights	179	-	-	179
Total	$130,756	$776	$129,801	$179

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Price in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
September 30, 2010
Impaired Loans	$13,343	$-	$13,343	$-
Foreclosed Real Estate Owned	748	-	748	-
	$14,091	$-	$14,091	$-

December 31, 2009
Impaired Loans	$7,991	$-	$7,991	$-
Foreclosed Real Estate Owned	392	-	392	-
	$8,383	$-	$8,383	$-

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009.

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

As of September 30, 2010, the fair value investment in impaired loans totaled $13,343,000 which includes four loans for $8.8 million for which a valuation allowance has been provided based on current collateral values and four loans for $4.5 million which do not require a valuation allowance since the current collateral value exceeds the loan value.  As of September 30, 2010, the Company has recognized charge-offs against the allowance for loan losses on impaired loans in the amount of $690,000 over the life of the loans.

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

	September 30, 2010
(in thousands)	Carrying Value	Valuation Allowance	Cumulative Charge-offs Recognized
Impaired loans requiring a valuation allowance	$8,827	$1,268	$480
Impaired loans not requiring a valuation allowance	4,516	-	210

Total	$13,343	$1,268	$690

	December 31, 2009
	Carrying Value	Valuation Allowance	Cumulative Charge-offs Recognized
Impaired loans requiring a valuation allowance	$1,029	$36	$480
Impaired loans not requiring a valuation allowance	6,962	-	154

Total	$7,991	$36	$634

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

Restricted investment in Federal Home Loan Bank stock (carried at cost):

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of September 30, 2010 and December 31, 2009, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2010.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$19,753	$19,753	$17,355	$17,355
Securities	139,477	139,485	131,285	131,299
Loans receivable, net	352,841	366,940	358,021	368,180
Investment in FHLB stock	3,538	3,538	3,538	3,538
Accrued interest receivable	2,342	2,342	2,200	2,200

Financial liabilities:
Deposits	398,652	400,109	391,473	392,445
Short-term borrowings	24,530	24,530	25,803	25,803
Other borrowings	38,000	40,998	43,000	45,591
Accrued interest payable	1,652	1,652	2,057	2,057

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

9.           New and Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

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

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact

10.           Branch Closure

On December 26, 2008, the Company filed notifications with the Pennsylvania Department of Banking and the FDIC, requesting authorization to discontinue branch operations at its Hamlin Office, as the lease for the location expired in 2009, with no renewal options available. The Company entered into an agreement with NBT Bank to assume the deposits of the Hamlin location and the office was closed.  The Company recorded a net payable to NBT Bank of $3,607,000, which was paid subsequent to March 31, 2009.  The gain on the transaction was $150,000 with expense related to the closing, including final lease payments, of $46,000, included in other expense in the consolidated income statement.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of September 30, 2010 and December 31, 2009, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2010 and December 31, 2009

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  During the fourth quarter of 2009, the Company recorded an other-than-temporary impairment charge on two equity holdings totaling $31,000.  The Company believes that the unrealized losses on all other securities at September 30, 2010 and December 31, 2009 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General

Total assets as of September 30, 2010 were $534.6 million compared to $529.7 million as of December 31, 2009 an increase of $4.9 million.  The increase was due primarily to a $7.2 million increase in total deposits which was utilized to fund security purchases and also contributed to an increase in cash and cash equivalents.

Cash and Cash Equivalents

Cash and cash equivalents totaled $19.8 million compared to $17.4 million as of December 31, 2009, an increase of $2.4 million.  The increase in cash and cash equivalents was driven by an increase in deposits and proceeds from the sale and maturity of loans.

Securities

The fair value of securities available for sale as of September 30, 2010 was $139.3 million compared to $130.6 million as of December 31, 2009.  The Company purchased $82.5 million of securities using the proceeds from $76.0 million of securities sold, called, maturities and principal reductions as well as cash received from an increase in total deposits and from the sale of residential mortgage loans.

U.S. Government Agency securities decreased $9.1 million to $30.7 million due to sales and calls while obligations of States and political subdivisions increased $16.6 million to $48.9 million.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$30,722	22.0%	$39,772	30.3%
States and political subdivisions	48,915	35.1	32,343	24.6
Corporate securities	4,306	3.1	5,240	4.0
Mortgage-backed securities	54,789	39.3	53,154	40.5
Equity securities	745	0.5	776	0.6
Total	$139,477	100.0%	$131,285	100.0%

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

Loans Receivable

Loans receivable totaled $358.4 million at September 30, 2010 compared to $363.5 million as of December 31, 2009.  Residential real estate loans, including construction financing, decreased $6.3 million due to the sale of $10.5 million of residential mortgages and principal repayments.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio and to reduce the risk to rising interest rates.  Commercial loans including commercial real estate loans increased $1.9 million during the period while all other loans decreased $700,000.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)	September 30, 2010		December 31, 2009

Real Estate-Residential	$126,745	35.3%	$130,318	35.8%
Commercial	181,635	50.6	180,266	49.5
Construction	11,633	3.2	14,405	4.0
Commercial, financial and agricultural	24,645	6.9	24,116	6.6
Consumer loans to individuals	14,171	4.0	14,850	4.1
Total loans	358,829	100.0%	363,955	100.0%

Deferred fees (net)	(475)		(481)
	358,354		363,474
Allowance for loan losses	(5,513)		(5,453)
Net loans receivable	$352,841		$358,021

Allowance for Loan Losses and Non-performing Assets

Following is a summary of changes in the allowance for loan losses for the periods indicated:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning	$5,421	$4,574	$5,453	$4,233
Provision for loan losses	250	140	730	585
Charge-offs	(166)	(58)	(690)	(190)
Recoveries	8	7	20	35
Net charge-offs	(158)	(51)	(670)	(155)
Balance, ending	$5,513	$4,663	$5,513	$4,663

Allowance to total loans	1.54%	1.30%	1.54%	1.30%
Net (charge-offs) recoveries to average loans (annualized)	.18%	.06%	.25%	.06%

The allowance for loan losses totaled $5,513,000 as of September 30, 2010 and represented 1.54% of total loans, compared to $5,453,000 and 1.50% of total loans at year end, and $4,663,000 or 1.30% of total loans, as of September 30, 2009.  The Company had net charge-offs for the nine months ended September 30, 2010 of $670,000 compared to $155,000 in the comparable period in 2009.  The charge-offs during the nine months ended September 30, 2010 included $607,000 of losses on loans that were previously carried in nonaccrual status.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2010 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2010, non-performing loans totaled $3,651,000, which is 1.02% of total loans.  Included in the total are five commercial real estate loans for $2.6 million; six consumer loans for $762,000; one commercial loan for $18,000 and three residential mortgage loans for $281,000.  At December 31, 2009, non-performing loans totaled $5,015,000, or 1.38% of total loans.  Included in this total were five commercial real estate loans for $3.1 million; six consumer loans totaling $996,000; two commercial loans for $695,000 and three residential mortgage loans totaling $87,000.  The decrease was principally due to the resolution and payoff of two commercial credits.

    Included in total non-performing loans as of September 30, 2010 were six loans in the amount of $2.7 million which have been determined to be impaired in accordance with generally accepted accounting principles.  A loan is considered impaired when, based upon current information and events, it is more probable than not that all amounts due according to the contractual terms of the loan will not be collected.  As of December 31, 2009, there were six loans totaling $3.9 million in this category. Additionally, the company has determined that three other loan relationships totaling $10.6 million were impaired as of September 30, 2010. These loans have not been transferred to nonaccrual status and therefore are not classified as non-performing.  The three loans in question have been restructured and have made all payments under their modified terms.  The subject loans have not been transferred to nonaccrual status since they have not been delinquent and do not meet the definition of nonaccrual loan as per the Company’s loan policy.  As of December 31, 2009, there were two loans in this category totaling $4.2 million Details regarding the $10.6 million of performing impaired loans as of September 30, 2010 are as follows:

•
Two loans with a combined current balance of $1,051,000 were granted to a food service corporation in December, 2003.  We have addressed an issue with the customer which we believe to be a temporary cash flow deficiency and the terms of the loans were modified.  Our modification was made before the loan was past due based on ongoing discussions with the customer.  There was no interest rate concession made in the modification. As of September 30, 2010, the borrower is current with all payments under the modified terms of the loan. Based on the current circumstances, management believes that the company will collect all principal and interest due.

•
A loan with a current balance of $3,047,000 was granted to a limited liability company in August, 2006 for the purpose of operating a hotel. We have addressed an issue with the customer which we believe to be a temporary cash flow deficiency and the terms of the loan were modified.  Our modification was made before the loan was past due based on ongoing discussions with the customer.  There was no interest rate concession made in the modification. As of September 30, 2010, the borrower is current with all payments under the modified terms of the loan. Based on the current circumstances, management believes that the company will collect all principal and interest due.

•
A loan with a current balance of $6,500,000 was granted to a limited liability company in December, 2009 for the purpose of refinancing two prior commercial real estate loans. We have addressed an issue with the customer which we believe to be a temporary cash flow deficiency and the terms of the loan were modified.  Our modification was made before the loan was past due based on ongoing discussions with the customer.  Since the modification included an interest rate concession, the loan is considered a troubled debt restructuring. As of September 30, 2010, the borrower is current with all payments under the modified terms of the loan.  Based on the current circumstances, management believes that the company will collect all principal and interest due.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Loans accounted for on a non-accrual basis:
Commercial and all other	$18	$-
Real Estate-Commercial	2,590	3,833
Residential	281	1,083
Consumer	762	-
Total	3,651	4,916

Accruing loans which are contractually
past due 90 days or more	0	99
Total non-performing loans	3,651	5,015
Foreclosed real estate	748	392
Total non-performing assets	$4,399	$5,407
Allowance for loans losses	$5,513	$5,453
Coverage of non-performing loans	1.51x	1.09x
Non-performing loans to total loans	1.02%	1.38%
Non-performing loans to total assets	.68%	.95%
Non-performing assets to total assets	.82%	1.02%

Deposits

Total deposits as of September 30, 2010 were $398.7 million compared to $391.5 million as of December 31, 2009, an increase of $7.2 million.  During the period, interest bearing demand deposits, including money market deposits, increased $23.3 million, savings deposits increased $4.9 million and non-interest bearing demand balances increased $6.5 million to offset a $27.5 million reduction in certificates of deposit.  The decrease in certificates includes $15.5 million of certificates of deposit over $100,000 due to the seasonality of municipal deposits and $12.0 million of retail certificates due to the maturity of certificates which were generated through deposit promotions.

The following table sets forth deposit balances as of the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2010	2009

Non-interest bearing demand	$66,331	$59,820
Interest bearing demand	39,438	34,410
Money market deposit accounts	78,336	60,035
Savings	49,283	44,423
Time deposits <$100,000	114,127	126,154
Time deposits >$100,000	51,137	66,631

Total	$398,652	$391,473

Borrowings

Short-term borrowings as of September 30, 2010 totaled $24.5 million compared to $25.8 million as of December 31, 2009.  Securities sold under agreements to repurchase declined $1.3 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	September 30,	December 31,
	2010	2009
(dollars in thousands)
Securities sold under agreements to repurchase	$24,339	$25,606
U.S. Treasury demand notes	191	197
	$24,530	$25,803

Other borrowings consisted of the following:

(dollars in thousands)
	September 30,	December 31,
	2010	2009
Notes with the FHLB:
Fixed rate note due September 2010 at 3.53%	$-	$5,000
Convertible note due January 2011 at 5.24%	3,000	3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$38,000	$43,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $19.9 million as of September 30, 2010 compared to $17.7 million as of December 31, 2009.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Commitments to grant loans	$19,867	$17,713
Unfunded commitments under lines of credit	30,992	36,809
Standby letters of credit	3,195	3,679

	$54,054	$58,201

Stockholders’ Equity and Capital Ratios

As of September 30, 2010, stockholders’ equity totaled $68.4 million, compared to $64.5 million as of December 31, 2009.   The net change in stockholders’ equity included $5,505,000 in net income, that was partially offset by $2,317,000 of dividends declared and a $529,000 reduction due to an increase in Treasury Stock.  In addition, accumulated other comprehensive income increased $1,049,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30, 2010	December 31, 2009
Tier 1 Capital
(To average assets)	12.18%	11.87%
Tier 1 Capital
(To risk-weighted assets)	18.14%	16.97%
Total Capital
(To risk-weighted assets)	19.45%	18.27%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of September 30, 2010 and December 31, 2009.

Liquidity

As of September 30, 2010, the Company had cash and cash equivalents of $19.8 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $139.3 million which could be used for liquidity needs.  This totals $159.1 million and represents 29.8% of total assets compared to $147.9 million and 27.9% of total assets as of December 31, 2009.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2010 and December 31, 2009.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at September 30, 2010 and December 31, 2009.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires on June 30, 2011.  There were no borrowings under this line as of September 30, 2010 and December 31, 2009.

The Company has a line of credit commitment available which has no stated expiration date from PNC for $16,000,000.  Borrowings under this line were $-0- as of September 30, 2010 and December 31, 2009.

The Bank’s maximum borrowing capacity with the FHLB was approximately $183,000,000 as of September 30, 2010, of which $38,000,000 was outstanding at September 30, 2010 and $43,000,000 was outstanding at December 31, 2009.  Advances from the FHLB are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 27 and 31.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2010			2009
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,000	$2	0.27%	$1,052	$1	0.38%
Interest bearing deposits with banks	16,529	12	0.29	185	-	-
Securities held-to-maturity	169	3	7.10	708	15	8.47
Securities available for sale:
Taxable	96,562	687	2.85	97,696	990	4.05
Tax-exempt(1)	44,583	646	5.80	30,775	450	5.85
Total securities available for sale (1)	141,145	1,333	3.78	128,471	1,440	4.48
Loans receivable (4) (5)	353,953	5,318	6.01	358,644	5,431	6.06
Total interest earning assets	514,796	6,668	5.18	489,060	6,887	5.63
Non-interest earning assets:
Cash and due from banks	7,642			7,664
Allowance for loan losses	(5,481)			(4,626)
Other assets	23,261			17,352
Total non-interest earning assets	25,422			20,390
Total Assets	$540,218			$509,450
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$115,553	152	0.53	$99,990	188	0.75
Savings	49,759	27	0.22	44,709	42	0.38
Time	171,240	852	1.99	172,787	1,203	2.78
Total interest bearing deposits	336,552	1,031	1.23	317,486	1,433	1.81
Short-term borrowings	23,933	26	0.43	19,437	60	1.23
Other borrowings	42,891	419	3.92	43,000	421	3.92
Total interest bearing liabilities	403,376	1,476	1.46	379,923	1,914	2.02
Non-interest bearing liabilities:
Demand deposits	64,512			61,551
Other liabilities	5,508			5,382
Total non-interest bearing liabilities	70,020			66,933
Stockholders' equity	66,822			62,594
Total Liabilities and Stockholders' Equity	$540,218			$509,450

Net interest income (tax equivalent basis)		5,192	3.72%		4,973	3.62%
Tax-equivalent basis adjustment		(273)			(207)
Net interest income		$4,919			$4,766
Net interest margin (tax equivalent basis)			4.03%			4.07%
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

	Increase/(Decrease)
	Three months ended September 30, 2010 Compared to Three months ended September 30, 2009 Variance due to
	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold......................................	$3	$(2)	$1
Interest bearing deposits with banks…………..	12	-	12
Securities held to maturity............................	(10)	(2)	(12)
Securities available for sale:
Taxable...................................................	(11)	(292)	(303)
Tax-exempt securities..................................	224	(28)	196
Total securities..........................................	213	(320)	(107)
Loans receivable........................................	(71)	(42)	(113)
Total interest earning assets...........................	147	(366)	(219)

Interest bearing liabilities:
Interest-bearing demand and money market….	142	(178)	(36)
Savings................................................	27	(42)	(15)
Time...................................................	(11)	(340)	(351)
Total interest bearing deposits.......................	158	(560)	(402)
Short-term borrowings................................	73	(107)	(34)
Other borrowings......................................	(2)	-	(2)
Total interest bearing liabilities.....................	229	(667)	(438)
Net interest income (tax-equivalent basis).........	$(82)	$301	$219

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2010 to September 30, 2009

General

For the three months ended September 30, 2010, net income totaled $1,890,000 compared to $1,775,000 earned in the similar period in 2009.  Earnings per share for the current period were $.68 for basic and fully diluted compared to $.64 per share basic and diluted for the three months ended September 30, 2009.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2010 was 1.39% and 10.98%, respectively, compared to 1.40% and 11.25%, respectively, for the similar period in 2009.

The following table sets forth changes in net income:

Three months ended
September 30, 2010 to
(dollars in thousands)	September 30, 2009
Net income three months ended September 30, 2009	$1,775
Change due to:
Net interest income	153
Provision for loan losses	(110)
Gain on sales of loans, securities & deposits	32
Other income	(15)
Salaries and employee benefits	(46)
Occupancy, furniture and equipment	(21)
FDIC insurance assessment	12
Other real estate owned	127
All other expenses	(10)
Income tax expense	(7)

Net income three months ended September 30, 2010	$1,890

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2010, totaled $5,192,000, an increase of $219,000 or 4.4% over the similar period in 2009.  The fte net interest spread and net interest margin were 3.72% and 4.03%, respectively, for the three months ended September 30, 2010 compared to 3.62% and 4.07%, respectively, for the similar period in 2009.

Interest income (fte) totaled $6,669,000 with a yield on average earning assets of 5.18% compared to $6,887,000 and 5.63% for the 2009 period.  The decrease in yield was due to the reinvestment of securities cash flow and new purchases of securities at lower than historical rates, resulting in a 120 basis point decrease in the yield earned on taxable securities.  The yields earned on money market investments, tax-exempt securities and loans were comparable to the third quarter of 2009.  The total yield earned was also impacted by a $16.3 million increase in average interest bearing deposits with banks at an average return of .29%.  Average earning assets totaled $514.8 million for the three months ended September 30, 2010, an increase of $25.7 million over the average for the similar period in 2009.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended September 30, 2010 totaled $1,477,000 at an average cost of 1.46% compared to $1,914,000 and 2.02% for the similar period in 2009.  As a result of the continued low rate environment, the Company further reduced rates paid on most deposit products.  The cost of time deposits, which is the most significant component of funding, declined to 1.99% from 2.78% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,035,000 for the three months ended September 30, 2010 compared to $1,018,000 for the similar period in 2009.  The current period includes $3,000 of servicing rights compared to $42,000 in gains on the sale of $5.9 million of mortgages in the similar period of 2009.  The current period also includes a $161,000 gain on the sale of investment securities compared to a $90,000 gain in the third quarter of 2009.  Service charges and fees decreased $27,000 compared to the same quarter of last year due primarily to a reduction in overdraft fees.

Provision for Loan Losses

The company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes a review of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and an historical review of losses.  Other factors considered in the analysis include; concentrations of credit in specific industries in the commercial portfolio; the local and regional economic condition; trends in delinquencies, internal risk rating classification, large dollar loans of over $2 million and growth in the portfolio.  For the three month period ending September 30, 2010, a provision of $250,000 was added to the allowance for loan losses.  Management has determined that the allowance was adequate as of the reporting date.  During the three months ended September 30, 2009, a provision of $140,000 was added to the allowance.

Other Expense

Other expense for the three months ended September 30, 2010 totaled $3,112,000, a decrease of $62,000 from $3,174,000 for the similar period in 2009.  In 2010, the decrease in costs is due primarily to a $127,000 reduction in costs related to Other Real Estate Owned.

Income Tax Expense

Income tax expense totaled $702,000 for an effective tax rate of 27.0% for the three month period ending September 30, 2010 compared to $695,000 for an effective tax rate of 28.1% for the similar period in 2009.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2010			2009
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$3,000	$7	0.31%	$1,712	$8	0.62%
Interest bearing deposits with banks	16,712	36	0.29	165	-	-
Securities held-to-maturity(1)	317	20	8.41	707	46	8.68
Securities available for sale:
Taxable	96,307	2,372	3.28	99,786	3,164	4.23
Tax-exempt(1)	37,821	1,655	5.83	28,298	1,237	5.83
Total securities available for sale (1)	134,128	4,027	4.00	128,084	4,401	4.58
Loans receivable (4) (5)	355,368	16,037	6.02	354,775	16,213	6.09
Total interest earning assets	509,525	20,127	5.27	485,443	20,668	5.68
Non-interest earning assets:
Cash and due from banks	7,235			9,024
Allowance for loan losses	(5,445)			(4,477)
Other assets	22,190			17,422
Total non-interest earning assets	23,980			21,969
Total Assets	$533,505			$507,412
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$106,993	449	0.56	$99,520	571	0.77
Savings	48,260	84	0.23	44,822	125	0.37
Time	179,546	2,799	2.08	169,260	3,658	2.88
Total interest bearing deposits	334,799	3,332	1.33	313,602	4,354	1.85
Short-term borrowings	23,790	87	0.49	26,039	229	1.17
Other borrowings	42,963	1,247	3.87	43,000	1,248	3.87
Total interest bearing liabilities	401,552	4,666	1.55	382,641	5,831	2.03
Non-interest bearing liabilities:
Demand deposits	61,819			58,870
Other liabilities	5,012			4,770
Total non-interest bearing liabilities	66,831			63,640
Stockholders' equity	65,122			61,131
Total Liabilities and Stockholders' Equity	$533,505			$507,412

Net interest income (tax equivalent basis)		15,461	3.72%		14,837	3.64%
Tax-equivalent basis adjustment		(713)			(555)
Net interest income		$14,748			$14,282
Net interest margin (tax equivalent basis)			4.05%			4.08%
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

	Increase/(Decrease)
	Nine Months Ended September 30, 2010 Compared to
	Nine Months Ended September 30, 2009
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$6	$(7)	$(1)
Interest bearing deposits with banks	36	-	36
Securities held to maturity	(25)	(1)	(26)
Securities available for sale:
Taxable	(107)	(685)	(792)
Tax-exempt securities	417	1	418
Total securities	310	(684)	(374)
Loans receivable	43	(219)	(176)
Total interest earning assets	370	(911)	(541)

Interest bearing liabilities:
Interest-bearing demand and money market	63	(185)	(122)
Savings	14	(55)	(41)
Time	333	(1,192)	(859)
Total interest bearing deposits	410	(1,432)	(1,022)
Short-term borrowings	(18)	(124)	(142)
Other borrowings	(1)	0	(1)
Total interest bearing liabilities	391	(1,556)	(1,165)
Net interest income (tax-equivalent basis)	$(21)	$645	$624

Comparison of Operating Results for Nine Months Ended September 30, 2010 and September 30, 2009

General

For the nine months ended September 30, 2010, net income totaled $5,505,000 compared to $5,261,000 earned in the similar period of 2009.  Earnings per share for the current period were $1.99 per share for both basic and diluted compared to $1.92 per share basic and $1.90 per share diluted for the nine months ended September 30, 2009.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2010 was 1.38% and 11.04% compared to 1.39% and 11.51%, respectively, for the similar period in 2009.

The following table sets forth changes in net income:

Nine Months Ended
September 30, 2010 to
September 30, 2009
(dollars in thousands)
Net income nine months ended September 30, 2009	$5,261

Change due to:
Net interest income	466
Provision for loan losses	(145)
Gain on sales of loans, securities & deposits	(281)
Other income	(133)
Salaries and employee benefits	(24)
Occupancy, furniture and equipment expense, net	41
FDIC insurance assessment	260
Other real estate owned	116
All other expenses	(72)
Income tax expense	16

Net income nine months ended September 30, 2010	$5,505

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2010 totaled $15,461,000, an increase of $624,000, or 4.2% over the similar period in 2009.  The fte net interest spread and net interest margin were 3.72% and 4.05% respectively, compared to 3.64% and 4.08% respectively for the similar period in 2009.

Interest income (fte) totaled $20,127,000 with a yield on average earning assets of 5.27% compared to $20,668,000 and 5.68% for the similar period in 2009.  The decrease in yield was due to a $16.5 million increase in average interest bearing deposits with banks at an average yield of .29%.  In addition, residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 6.02% down from 6.09% in the 2009 period.  The yield on investment securities also declined 58 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $509.5 million for the nine months ended September 30, 2010 an increase of $24.1 million over the similar period in 2009.  The growth in average earning assets helped offset the decline in asset yields.

Interest expense for the nine months ended September 30, 2010 totaled $4,666,000 with an average cost of 1.55% compared to $5,831,000 and 2.03% for the 2009 period. The Company reduced rates paid on its deposits by 52 basis points and short-term borrowings by 68 basis points.  The cost of time deposits which is the largest component of interest expense was 2.08% for the 2010 period decreasing from 2.88% in 2009.  This reflects time deposits maturing and repricing at the current lower rates.

Other Income

Other income totaled $3,053,000 for the nine months ended September 30, 2010 compared to $3,467,000 for the similar period in 2009.  The current period includes $208,000 in gains on sales of loans and servicing rights on the sale of $10.5 million of residential mortgage loans compared to $296,000 in similar gains on the sales of $21.6 million of mortgage loans in the 2009 period.  Gains on the sale investment securities totaled $380,000 on sales of $23.7 million for the 2010 period compared to $423,000 of gains on sales of $13.6 million in the similar 2009 period.  The proceeds from investment securities sales were reinvested to maintain a fully invested position.  The Company also had a gain of $150,000 on the sale of deposits related to a branch closure in 2009 period.

Provision for Loan Losses

The company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes a review of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and an historical review of losses.  Other factors considered in the analysis include; concentrations of credit in specific industries in the commercial portfolio; the local and regional economic condition; trends in delinquencies, internal risk rating classification, large dollar loans of over $2 million and growth in the portfolio.  For the nine month period ending September 30, 2010, a provision of $730,000 was added to the allowance for loan losses.  Management has determined that the allowance was adequate as of the reporting date.  During the nine months ended September 30, 2009, a provision of $585,000 was added to the allowance.

Other Expenses

Other expense totaled $9,448,000 for the nine months ended September 30, 2010 a decrease of $321,000 compared to $9,769,000 for the similar period in 2009.  Higher FDIC insurance assessments, including a $225,000 special assessment was included in the 2009 costs.  The efficiency ratio for the 2010 period was 50.4% compared to 52.3% in the 2009 period.

Income Tax Expense

Income tax expense totaled $2,118,000 for an effective tax rate of 27.8% in the 2010 period compared to $2,134,000 and 28.9% in 2009.  The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2010, the level of net interest income at risk in a 200 basis points change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2010, the Bank had a positive 90 day interest sensitivity gap of $61.2 million or 11.5% of total assets, increasing from $26.3 million or 5.0% of total assets as of December 31, 2009. The change was principally due to a $12.1 million increase in loans repricing within 90 days combined with lower level of time deposits maturing in the 90 day time frame in the amount of $35.7 million.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2010
Rate Sensitivity Table
(dollars in thousands)	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$10,123	$--	$250	$--	$10,373
Securities	16,850	22,924	43,347	55,133	138,254
Loans Receivable	94,118	58,912	101,107	104,217	358,354
Total RSA	121,091	81,836	144,704	159,350	506,981

Non-maturity interest-bearing deposits	26,946	29,567	78,776	31,768	167,057
Time Deposits	27,317	71,032	49,955	16,960	165,264
Other	5,672	26,311	20,546	10,000	62,529
Total RSL	59,935	126,910	149,277	58,728	394,850

Interest Sensitivity Gap	$61,156	$(45,074)	$(4,573)	$100,622	$112,131
Cumulative Gap	61,156	16,082	11,509	112,131
RSA/RSL-cumulative	202.0%	108.6%	103.4%	128.4%

December 31, 2009

Interest Sensitivity Gap	$26,256	$(35,423)	$(20,986)	$135,313	$105,160
Cumulative Gap	26,256	(9,167)	(30,153)	105,160
RSA/RSL-cumulative	128.9%	95.5%	91.2%	126.3%

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

_________
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

NORWOOD FINANCIAL CORP.

Date:November 5, 2010
	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:November 5, 2010	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and
Chief Financial Officer
(Principal Financial Officer)