Form 10-K
period 2010-12-31
NORWOOD FINANCIAL CORP
filed 2011-03-10
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

As of March 4, 2011, there were 2,768,804 shares outstanding of the registrant’s Common Stock.

The Registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant’s Common Stock was sold as of June 30, 2010, $25.25 per share, was $66.8 million based on 2,644,740 shares of Common Stock outstanding.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2010. (Parts I, II, and IV)

2.	Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to realize the anticipated benefits from our acquisition of North Penn Bancorp, Inc.
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	higher deposit insurance premiums
•	soundness of other financial institutions
•	increased compliance burden under new financial reform legislation
•	risk of failure to stabilize the financial system
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2010, the Company had total assets of $537.0 million, deposits of $393.9 million, and stockholders’ equity of $67.7 million. The Company’s ratio of average equity to average assets was 12.56%, 12.09% and 11.57% for fiscal years 2010, 2009 and 2008, respectively.

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

Pending Acquisition of North Penn Bancorp, Inc.

On December 14, 2010, Norwood Financial Corp. (“Norwood Financial”) and its wholly owned subsidiary, Wayne Bank, and North Penn Bancorp, Inc. (“North Penn”), and its wholly owned subsidiary, North Penn Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which North Penn will merge with and into Norwood Financial, with Norwood Financial as the surviving corporation. Concurrent with the merger, it is expected that North Penn Bank will merge with and into Wayne Bank.

Under the terms of the Merger Agreement, each outstanding share of North Penn common stock will be converted into either the right to receive $19.12 in cash or 0.6829 shares of Norwood Financial common stock. In addition, the elections of North Penn stockholders will be subject to the requirement that $12,194,000 of the merger consideration (which includes amounts paid in cancellation of existing stock options, for the unallocated shares held by the ESOP and any shares as to which the holders have exercised dissenters’ rights) be paid in cash and that the remainder be paid in Norwood common stock. All North Penn stock options, whether or not vested, will be canceled at the effective time of the merger in exchange for a cash payment equal to the difference between $19.12 and the exercise price of the stock option.  In the event of a greater than 20% decline in market value of Norwood Financial common stock, North Penn may, in certain circumstances, be able to terminate the Merger Agreement unless Norwood Financial increases the number of shares into which North Penn common stock may be converted.

The senior management of Wayne Bank will remain the same following the merger. At the closing of the merger, Norwood Financial and Wayne Bank will each expand the size of its board by one member and appoint one member of the North Penn board of directors to their boards.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of North Penn.  The merger is currently expected to be completed in the second quarter of 2011.

Each of the directors and executive officers of North Penn have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders meeting to be held to vote on the proposed transaction. If the merger is not consummated under certain circumstances, North Penn has agreed to pay Norwood Financial a termination fee of $1,125,000.

The Merger Agreement also contains usual and customary representations and warranties that Norwood Financial and North Penn made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between Norwood Financial and North Penn, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been used to allocate risk between Norwood Financial and North Penn rather than establishing matters as facts.

The foregoing summary of the Agreement is not complete and is qualified in its entirety by reference to the complete text of such document, which is filed as Exhibit 2.1 to this Annual Report on Form 10-K and which is incorporated herein by reference in its entirety.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike and Monroe Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2010 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.2%, third largest in Pike County with 18.6%, and 10th in Monroe County with 2.0%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2010, the Bank had 113 full-time and 5 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The products include fixed rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Bank (FHLB) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania, but is allowing this portfolio to run-off. At December 31, 2010, there were $7.5 million of indirect loans in the portfolio.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  At December 31, 2010, the Bank had approximately $38.9 million in loans to the hospitality, lodging industry.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2010		2009		2008		2007		2006
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial, Financial and Agricultural	$22,386	6.3	$24,116	6.6	$25,886	7.4	$29,159	8.8	$34,019	10.8
Real Estate-Construction	12,638	3.5	14,405	4.0	14,856	4.2	20,404	6.2	18,955	6.0
Real Estate-Mortgage	308,656	86.4	310,584	85.3	292,893	83.8	263,481	79.5	241,423	76.4
Consumer Loans to Individuals	13,668	3.8	14,850	4.1	16,087	4.6	18,526	5.5	21,520	6.8
	357,348	100.0	363,955	100.0	349,722	100.0	331,570	100.0	315,917	100.0
Unearned income and deferred fees	(493)		(481)		(318)		(274)		(350)
Allowance for loan losses	(5,616)		(5,453)		(4,233)		(4,081)		(3,828)
	$351,239		$358,021		$345,171		$327,215		$311,739

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2010. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial, Financial and Agricultural	$9,722	$8,043	$4,621	$22,386
Real Estate - Construction	9,507	2,166	965	12,638

Total	$19,229	$2,166	$5,586	$35,024

Loans with fixed rates	$14,546	$7,706	$5,586	$27,838
Loans with floating rates	5,911	1,275	-	7,186
Total	$20,457	$8,981	$5,586	$35,024

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated. For the year ended December 31, 2010, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $390,000 of which $51,000 was collected.

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Non-accrual loans:
Commercial and all other	$513	$—	$—	$—	$—
Real estate	3,527	4,916	2,087	109	392
Consumer	—	—	—	2	17
Total	4,040	4,916	2,087	111	409

Accruing loans which are contractually past-due 90 days or more:
Commercial and all other	—	9	—	—	—
Real estate	39	90	—	49	—
Consumer	—	—	—	3	—
Total	39	99	—	52	—

Total non-performing loans	4,079	5,015	2,087	163	409
Foreclosed real estate	748	392	660	—	—
Total non-performing assets	$4,827	$5,407	$2,747	$163	$409
Total non-performing loans to total loans	1.14%	1.38%	0.60%	0.05%	0.13%
Total non-performing loans to total assets	0.76%	0.95%	0.41%	0.03%	0.09%
Total non-performing assets to total assets	0.90%	1.02%	0.54%	0.03%	0.09%

The recorded investment in impaired loans, not requiring an allowance for loan losses was $6,111,000 (net of a charge-off against the allowance for loan losses of $220,000) and $6,962,000 (net of charge-offs against the allowance of $154,000) at December 31, 2010 and 2009, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $8,641,000 (net of charge-off against the allowance for loan losses of $480,000) and $1,065,000 (net of a charge-off against the allowance of $480,000) at December 31, 2010 and 2009. For the years ended December 31, 2010, 2009 and 2008, the average recorded investment in these impaired loans was $10,090,000, $3,585,000 and $3,331,000 and the interest income recognized on these impaired loans was $385,000, $139,000 and $143,000, respectively.

Potential Problem Loans. As of December 31, 2010, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)

Total loans receivable net of unearned income	$356,855	$363,474	$349,404	$331,296	$315,567
Average loans receivable	$355,980	$356,345	$335,137	$323,444	$301,533

Allowance balance at beginning of period	$5,453	$4,233	$4,081	$3,828	$3,669

Charge-offs:
Commercial and all other	(85)	(17)	(7)	—	—
Real Estate	(699)	(358)	(465)	(4)	—
Consumer	(82)	(139)	(171)	(117)	(150)

Total	(866)	(514)	(643)	(121)	(150)

Recoveries:
Commercial and all other	—	11	—	—	18
Real Estate	2	4	1	2	2
Consumer	27	34	59	54	65
Leases	—	—	—	3	4

Total	29	49	60	59	89

Net Charge-offs	(837)	(465)	(583)	(62)	(61)

Provision Expense	1,000	1,685	735	315	220
Allowance balance at end of period	$5,616	$5,453	$4,233	$4,081	$3,828

Allowance for loan losses as a percent of total loans outstanding	1.57%	1.50%	1.21%	1.23%	1.21%

Net loans charged off as a percent of average loans outstanding	0.24%	0.13%	0.17%	0.02%	0.02%

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

	As of December 31,
	2010		2009		2008		2007		2006
	Amount		Amount	% of Loans to Total Loans	Loans	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial, financial and agricultural	$171	6.3%	$333	6.6%	$491	7.4%	$413	8.8%	$505	10.8%
Real estate – construction	110	3.5	136	4.0	138	4.2	148	6.2	44	6.0
Real estate – mortgage	5,143	86.4	4,748	85.3	3,315	83.8	2,939	79.5	2,667	76.4
Consumer loans to individuals	192	3.8	236	4.1	289	4.6	362	5.5	388	6.8
General Risk Allocation	—	—	—	—	—	—	219	—	224	—
Total	$5,616	100.0%	$5,453	100.0%	$4,233	100.0%	$4,081	100.0%	$3,828	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2010	2009	2008
	(dollars in thousands)
Securities: (carrying value)
U.S. Government agencies	$30,268	$39,772	$35,813
State and political subdivisions	49,936	32,343	25,916
Corporate obligations	4,249	5,240	5,625
Mortgage-backed securities – government sponsored entities	60,928	53,154	62,318
Equity securities-financial services	604	776	1,155
Total Securities	$145,985	$131,285	$130,827
Fair Value of Securities	$145,994	$131,299	$130,840

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2010. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “after ten years.”

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)

U.S. Government agencies	$—	—%	$25,487	2.27%	$4,781	2.08%	$—	—%	$30,268	2.24%
State and political subdivision	—	—%	3,864	4.79%	17,842	5.56%	28,230	5.76%	49,936	5.61%
Corporate obligations	1,005	4.91%	3,244	5.10%	—	—%	—	—%	4,249	5.05%
Mortgage-backed securities- government sponsored entities	311	3.72%	425	5.12%	21,247	3.08%	38,945	3.54%	60,928	3.39%
Equity securities-financial services	—	—%	—	—%	—	—%	604	—%	604	—%

Total Investment Securities	$1,316	4.63%	$33,020	2.88%	$43,870	3.98%	$67,779	4.43%	$145,985	3.95%

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

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2010		2009		2008
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$61,966	—%	$59,224	—%	$59,759	—%
Interest-bearing demand	38,150	0.11	35,808	0.10	36,839	0.10
Money Market	69,847	0.76	63,160	1.10	65,519	2.15
Savings	48,588	0.22	44,526	0.35	44,510	0.47
Time	177,761	2.03	174,201	2.80	160,462	3.81

Total	$396,312		$376,919		$367,089

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2010.

Amount
Maturity Period	(in thousands)

Within three months	$9,497
Over three through six months	21,792
Over six through twelve months	12,277
Over twelve months	16,449
$60,015

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased and U.S. Treasury demand notes that the Company had during the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$26,100	$26,402	$32,238
Maximum month-end balance during the year	$40,068	$35,323	$42,061
Average interest rate during the year	0.45%	1.11%	2.14%
Total short-term borrowings at end of the year	$33,309	$25,803	$38,126
Weighted average interest rate at the end of the year	0.37%	0.56%	1.11%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2010, the Bank had $113.7 million of assets under management compared to $99.4 million as of December 31, 2009. The increase is partially due to improvement in stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $116,000, compared to $112,000 in 2009 which is included in Other Income.

WCB Realty Corp., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania Corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2010 and 2009, the outstanding balance of foreclosed properties on which WTRO held title totaled $448,000 and $0 respectively.  The increase is due to the addition of a commercial property located in Pike County.

Norwood Settlement Services, LLC, a Pennsylvania Limited Liability Company, was established in 2004 to provide title and settlement service to Bank customers and non-customers.  Gross revenues, included in other income, for 2010 totaled $33,000 and $93,000 in 2009.

Regulation

Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that may affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance. The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Derivatives.  Effective 18 months after enactment, the Dodd-Frank Act prohibits state-chartered banks from engaging in derivatives transactions unless the loans to one borrower limits of the state in which the bank is chartered takes into consideration credit exposure to derivatives transactions.  For this purpose, derivative transaction includes any contract, agreement, swap, warrant, note or option that is based in whole or in part on the value of, any interest in, or any quantitative measure or the occurrence of any event  relating to, one or more commodities securities, currencies, interest or other rates, indices or other assets.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  The restrictions on interchange fees, however, do not apply to banks that, together with their affiliates, have assets of less than $10 billion.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until June 30, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  Neither the Company and the Bank opted out of the Debt Guarantee Program but neither issued any debt thereunder.  The Bank did not opt out of the Transaction Account Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of issued deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15% For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio against insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC will forgo the 3 basis point increase in assessments scheduled to take effect on January 1, 2011.

  The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a weekly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

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

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2010, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2010.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2010, loans-to-one-borrower limitation was $10.6 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2010, the Bank was in compliance with this requirement. In December 2008, the FHLB of Pittsburgh notified member banks that is was suspending dividend payments and the repurchase of excess capital stock. Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of their costs rather than by recognizing temporary declines in value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2010.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2010, the Bank met its reserve requirements.

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

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

We may not realize the anticipated benefits from our proposed acquisition of North Penn Bancorp, Inc.

On December 14, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with North Penn Bancorp, Inc. (“North Penn”) and its wholly owned subsidiary, North Penn Bank, pursuant to which North Penn will merge with and into the Company and immediately thereafter, North Penn Bank will merge with and into the Bank.  The acquisition of North Penn is anticipated to strengthen our market position in Monroe County and allow us to better serve our customers in Luzerne County  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and North Penn Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of North Penn Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Norwood Financial Corp. and North Penn have operated and, until the completion of the transactions, will continue to operate, independently. Certain North Penn employees may not be employed by us after the transaction.  In addition, North Penn employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of North Penn’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

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

As of December 31, 2010, our allowance for loan losses was $5,616,000 which represented 1.57% of outstanding loans. At such date, we had seventeen nonperforming loans totaling $4.1 million and ten impaired loans totaling $14.7 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2010, approximately 86% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 42% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae (FNMA), Freddie Mac (FHLMC) or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2010, we had approximately $50.7 million in investments, including mortgage-backed securities on which we had unrealized losses of $1.2 million. In addition, we had $3.4 million of restricted stock in the FHLB of Pittsburgh, which has suspended the payment of dividends and repurchases of excess capital stock. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

Higher FDIC deposit insurance premiums and assessments could adversely affect our earnings and financial condition.

FDIC insurance premiums increased substantially in 2009 and we may be required to pay higher FDIC premiums in the future.  The large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits below the designated reserve ratio.  To restore the deposit insurance fund, the FDIC adopted a revised risk-based deposit insurance assessment schedule, which significantly raised deposit insurance premiums on all insured banks.  The FDIC also imposed a five basis point special assessment payable September 30, 2009 on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.   In order to increase the funds available to the Deposit Insurance Fund, the FDIC required all insured depository institutions to prepay their federal deposit insurance assessments through 2012.  The prepayment was based on the institution’s assessment base and assessment rate as of September 30, 2009 assuming 5% annual growth in deposits and a three basis point increase in the assessment rate during years 2011 and 2012.  The prepayment was recorded on the balance sheet as a non-earning prepaid expense asset against which future quarterly assessments will be charged.  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act requires the FDIC to achieve a higher reserve ratio for the Deposit Insurance Fund and significantly changes the methodology for calculating assessments.

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

Recently enacted financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

•	The imposition of capital requirements on Norwood Financial Corp. that are no less stringent than those applicable to Wayne Bank, which may reduce our flexibility in raising capital;

•	Changes in methodologies for calculating deposit insurance premiums and increases in required deposit insurance fund reserve levels, which could increase our deposit insurance expense;

•	Elimination of restrictions on interstate branching, which could allow more competitors to enter our market area; and

•	Imposition of comprehensive, new consumer protection requirements, which could substantially increase our compliance burden and potentially expose us to new liabilities.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (the “EESA”) authorized Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program, or “TARP.” The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion towards the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, Treasury is purchasing equity securities from participating institutions. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

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

Recent levels of market volatility are unprecedented.

The capital and credit markets have recently experienced volatility and disruption which has reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility return, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

At December 31, 2010, our lending limit per borrower was approximately $10.6 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2010, our directors and executive officers beneficially owned approximately 212,374 shares, or approximately 7.4% of our common stock, including options to purchase 98,578 shares, in the aggregate, of our common stock at exercise prices ranging from $16.98 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 2,768,804 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 144,645 were issued as of December 31, 2010. As of December 31, 2010, options to purchase a total of 161,639 shares were exercisable and had exercise prices ranging from $16.98 to $31.50. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and ten additional branch offices. The Bank’s total investment in office property and equipment is $14.2 million with a net book value of $4.9 million as of December 31, 2010. The Bank currently operates automated teller machines at all eleven of its facilities. The Bank leases four of its locations with minimum lease commitments of $3.1 million through 2029. Three of the locations have various renewal options.

Item 3. Legal Proceedings

Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4.  [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2010 (“Annual Report”) and is incorporated herein by reference.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal 1 -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Option Plan	41,986	$26.35	—
2006 Stock Option Plan	143,675	29.42	104,300

Equity compensation plans not approved by security holders
1999 Directors Stock Compensation Plan	3,978	19.25	—
TOTAL	189,639	$28.52	104,300

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal 4 -- Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2010, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, A.C. and ParenteBeard LLC, independent registered public accounting firms.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated December 14, 2010, by and among Norwood Financial Corp., Wayne Bank, North Penn Bancorp, Inc. and North Penn Bank. (1)
3(i)	Articles of Incorporation of Norwood Financial Corp.(2)
3(ii)	Bylaws of Norwood Financial Corp. (3)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Norwood Financial Corp. Stock Option Plan (5)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (4)
10.5†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (4)
10.6†	Salary Continuation Agreement between the Bank and Edward C. Kasper (4)
10.7†	1999 Directors Stock Compensation Plan (4)
10.8†	Salary Continuation Agreement between the Bank and Joseph A. Kneller (6)
10.9†	Salary Continuation Agreement between the Bank and John H. Sanders (6)
10.10†	2006 Stock Option Plan (7)
10.11†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.12†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.13†	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (8)
10.14†	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (8)
10.15†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2010
16.1	Letter re Change in Certifying Accountant (9)
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23.1	Consent of S.R. Snodgrass, A.C.
23.2	Consent of ParenteBeard, LLC
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

†	Management contract or compensatory plan arrangement.
(1)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010.
(2)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No.0-28364.
(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(5)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(6)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(7)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(8)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(9)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 10, 2011	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 10, 2011 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli		/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director

/s/ Dr. Andrew A. Forte		/s/ Susan Gumble-Cottell
Dr. Andrew A. Forte Director		Susan Gumble-Cottell Director

/s/ John E. Marshall
Daniel J. O’Neill Director		John E. Marshall Director

/s/ Ralph A. Matergia		/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director		Dr. Kenneth A. Phillips Director

/s/ William S. Lance		/s/ Richard L. Snyder
William S. Lance Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Richard L. Snyder Director