Form 10-Q
period 2011-03-31
NORWOOD FINANCIAL CORP
filed 2011-05-09
CIK 1013272

                 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Class	Outstanding as of May 3, 2011
Common stock, par value $0.10 per share	2,761,444

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$5,670	$5,782
Interest bearing deposits with banks	13,864	7,843
Federal funds sold	0	3,000
Cash and cash equivalents	19,534	16,625

Securities available for sale	143,104	145,815
Securities held to maturity, fair value 2011: $177, 2010: $179	170	170
Loans receivable (net of unearned income)	350,128	356,855
Less: Allowance for loan losses	5,780	5,616
Net loans receivable	344,348	351,239
Investment in Federal Home Loan Bank Stock, at cost	3,193	3,361
Bank premises and equipment, net	4,798	4,904
Bank owned life insurance	8,333	8,249
Accrued interest receivable	2,191	2,166
Foreclosed real estate owned	948	748
Other assets	4,307	3,728
TOTAL ASSETS	$530,926	$537,005

LIABILITIES
Deposits:
Non-interest bearing demand	$62,736	$62,238
Interest-bearing	334,384	331,627
Total deposits	397,120	393,865
Short-term borrowings	25,465	33,309
Other borrowings	35,000	38,000
Accrued interest payable	1,342	1,536
Other liabilities	3,424	2,597
TOTAL LIABILITIES	462,351	469,307

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2,840,872	284	284
Surplus	9,867	9,826
Retained earnings	59,507	58,648
Treasury stock at cost: 2011: 78,960 shares, 2010: 72,068	(2,388)	(2,197)
Accumulated other comprehensive income	1,305	1,137
TOTAL STOCKHOLDERS’ EQUITY	68,575	67,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$530,926	$537,005
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Loans receivable, including fees	$4,928	$5,410
Securities	1,090	1,221
Other	8	11
Total interest income	6,026	6,642

INTEREST EXPENSE
Deposits	885	1,199
Short-term borrowings	24	34
Other borrowings	336	412
Total interest expense	1,245	1,645
NET INTEREST INCOME	4,781	4,997
PROVISION FOR LOAN LOSSES	220	330
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,561	4,667

OTHER INCOME
Service charges and fees	549	523
Income from fiduciary activities	113	86
Net realized gains on sales of securities	212	155
Gains on sale of loans and servicing rights	143	75
Other	191	163
Total other income	1,208	1,002

OTHER EXPENSES
Salaries and employee benefits	1,701	1,615
Occupancy, furniture & equipment, net	398	394
Data processing related	215	196
Taxes, other than income	129	147
Professional fees	134	139
Merger related expenses	267	-
Federal Deposit Insurance Corporation Insurance assessment	120	118
Foreclosed real estate owned	19	16
Other	551	535
Total other expenses	3,534	3,160

INCOME BEFORE INCOME TAXES	2,235	2,509
INCOME TAX EXPENSE	575	712
NET INCOME	$1,660	$1,797

BASIC EARNINGS PER SHARE	$0.60	$0.65

DILUTED EARNINGS PER SHARE	$0.60	$0.65

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months ended March 31, 2011
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2010	2,840,872	$284	$9,826	$58,648	72,068	$(2,197)	$1,137	$67,698
Comprehensive Income:
Net Income				1,660				1,660
Change in unrealized gains on securities available for sale, net of reclassification adjustments and tax effects							168	168
Total comprehensive income								$1,828

Cash dividends declared $.29 per share				(801)				(801)
Acquisition of treasury stock					6,892	(191)		(191)
Compensation expense related to stock options			41					41

Balance, March 31, 2011	2,840,872	$284	$9,867	$59,507	78,960	$(2,388)	$1,305	$68,575

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,660	$1,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	220	330
Depreciation	110	117
Amortization of intangible assets	13	13
Deferred income taxes	(84)	28
Net amortization of securities premiums and discounts	179	59
Net realized gain on sales of securities	(212)	(155)
Net increase in investment in life insurance	(84)	(95)
Net gain on sale of mortgage loans and servicing rights	(143)	(75)
Mortgage loans originated for sale	(4,692)	(4,300)
Proceeds from sale of mortgage loans originated for sale	4,835	4,375
Compensation expense related to stock options	41	39
Decrease (increase) in accrued interest receivable and other assets	(615)	199
Increase in accrued interest payable and other liabilities	635	33
Net cash provided by operating activities	1,863	2,365

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	6,187	8,837
Proceeds from maturities and principal reductions on mortgage-backed securities	7,113	15,055
Purchases	(10,302)	(18,748)
Securities held to maturity, proceeds from maturities	-	540
Redemption of FHLB stock	168	-
Net decrease in loans	6,467	5,396
Purchase of bank premises and equipment	(4)	(54)
Net cash provided by investing activities	9,629	11,026

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,255	183
Net decrease in short-term borrowings	(7,844)	(4,022)
Repayments of other borrowings	(3,000)	-
Stock options exercised	-	10
Tax benefit of stock options exercised	-	5
Acquisition of treasury stock	(191)	(529)
Cash dividends paid	(803)	(776)
Net cash used in financing activities	(8,583)	(5,129)
Increase in cash and cash equivalents	2,909	8,262

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,625	17,355
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,534	$25,617

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.           Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC and WTRO Properties.   All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2010.

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

           The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended
	March 31,
	2011	2010
Basic EPS weighted average shares outstanding	2,767	2,768
Dilutive effect of stock options	3	7
Diluted EPS weighted average shares outstanding	2,770	2,775

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 163,150 and 137,150 as of March 31, 2011 and 2010, respectively based upon the closing price of Norwood stock of $27.25 and $27.00 per share on March 31, 2011 and 2010.

3.           Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008, 27,000 options in 2009 and 28,000 options in 2010, all of which have a twelve month vesting period. As of March 31, 2011, there was $123,000 of total unrecognized compensation cost related to non-vested options granted in 2010 under the plan, which will be fully amortized by December 31, 2011.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	189,639	$28.52	6.6	Yrs.	$146
Granted	-	-	-		-
Exercised	-	-	-		-
Outstanding at March 31, 2011	189,639	$28.52	6.3	Yrs.	$126

Exercisable at March 31, 2011	162,639	$28.65	4.9	Yrs.	$126

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $27.25 as of March 31, 2011 and $27.77 as of December 31, 2010.  During the three months ended March 31, 2011, no stock options were exercised.

4.           Cash Flow Information
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the periods ended March 31, 2011 and 2010 were $1,440,000 and $2,121,000, respectively.  Cash payments for income taxes for the periods ending March 31, 2011 and 2010 were $3,000 and $3,000, respectively.  Non-cash investing activity for 2011 and 2010 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $204,000 and $70,000, respectively.

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

(in thousands)	Three Months Ended March 31,
	2011	2010
Unrealized holding gains on available for sale securities	$466	$279
Reclassification adjustment for gains Realized in income	(212)	(155)
Net unrealized gains	254	124
Income tax expense	86	43
Other comprehensive income	$168	$81

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2011	2010
Commitments to grant loans	$23,466	$16,473
Unfunded commitments under lines of credit	29,809	37,020
Standby letters of credit	3,636	3,438

	$56,911	$56,931

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$32,278	$281	$(369)	$32,190
States and political subdivisions	45,423	751	(159)	46,015
Corporate obligations	3,016	221	-	3,237
Mortgage-backed securities- government sponsored entities	60,189	1,276	(301)	61,164
	140,906	2,529	(829)	142,606
Equity securities-financial services	215	284	(1)	498
	$141,121	$2,813	$(830)	$143,104
Held to Maturity:
States and political subdivisions	$170	$7	-	$177

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$30,194	$392	$(318)	$30,268
States and political subdivisions	49,880	510	(624)	49,766
Corporate obligations	4,018	231	-	4,249
Mortgage-backed securities-government sponsored entities	59,770	1,398	(240)	60,928
	143,862	2,531	(1,182)	145,211
Equity securities-financial services	224	381	(1)	604
	$144,086	$2,912	$(1,183)	$145,815
Held to Maturity:
States and political subdivisions	$170	$9	$-	$179

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$12,730	$(369)	$-	$-	$12,730	$(369)
States and political subdivisions	10,051	(159)	-	-	10,051	(159)
Mortgage-backed securities-government sponsored agencies	21,874	(301)	-	-	21,874	(301)
Equity securities-financial services	-	-	16	(1)	16	(1)

	$44,655	$(829)	$16	$(1)	$44,671	$(830)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$8,696	$(318)	$-	$-	$8,696	$(318)
States and political subdivisions	21,829	(624)	-	-	21,829	(624)
Mortgage-backed securities-government sponsored agencies	20,113	(240)	-	-	20,113	(240)
Equity securities-financial services	15	(1)	-	-	15	(1)
	$50,653	$(1,183)	$-	$-	$50,653	$(1,183)

At March 31, 2011, the Company has 42 securities in an unrealized loss position in the less than twelve months category and one security in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  Management believes that the other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Due after one year through five years	$30,859	$31,346	$170	$177
Due after five years through ten years	23,089	23,213	-	-
Due after ten years	26,769	26,883	-	-

Mortgage-backed securities-government sponsored agencies	60,189	61,164	-	-
	$140,906	$142,606	$170	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2011	2010
Gross realized gains	$212	$155
Gross realized losses	-	___-
Net realized gain	$212	$155
Proceeds from sales of securities	$6,187	$8,837

8.           Loans Receivable and Allowance for Loan Losses
Loans receivable totaled $350.1 million at March 31, 2011 compared to $356.9 million as of December 31, 2010.  Residential real estate loans decreased $6.2 million principally due to the sale of $4.7 million of residential mortgages.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio.  Commercial loans including commercial real estate loans increased $900,000 during the period while all other commercial and retail loans decreased $1.4 million due primarily to a reduction in home equity loans as borrowers took advantage of a continued low interest rate environment to convert balances to permanent financing.

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans (dollars in thousands)
	March 31, 2011		December 31, 2010

Real Estate-Residential	$118,382	33.8%	$124,562	34.9%
Commercial	186,195	53.1	184,094	51.5
Construction	11,894	3.4	12,638	3.5
Commercial, financial and agricultural	21,194	6.0	22,386	6.3
Consumer loans to individuals	12,963	3.7	13,668	3.8
Total loans	350,628	100.0%	357,348	100.0%

Deferred fees (net)	(500)		(493)
	350,128		356,855
Allowance for loan losses	(5,780)		(5,616)
Net loans receivable	$344,348		$351,239

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probably that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

A loan is considered to be a troubled debt restructuring (“TDR”) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider.  Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.  TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2011			(In thousands)
Total Loans	$118,382	$186,195	$11,894	$21,194	$12,963	$350,628

Individually evaluated for impairment	$—	$16,498	$—	$511	$—	$17,009
Collectively evaluated for impairment	$118,382	$169,697	$11,894	$20,683	$12,963	$336,619

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
December 31, 2010			(In thousands)
Total Loans	$124,562	$184,094	$12,638	$22,386	$13,668	$357,348

Individually evaluated for impairment	$—	$14,239	$—	$513	$—	$14,752
Collectively evaluated for impairment	$124,562	$169,855	$12,638	$21,873	$13,668	$342,596

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011 With no related allowance recorded:			(In thousands)
Real Estate Loans
Residential	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial	4,875	4,875	—	3,714	15
Commercial Loans	511	511	—	512	—
Consumer Loans	—	—	—	—	—
Total	5,386	5,386	—	4,226	15
With an allowance recorded:
Real Estate Loans
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	11,623	11,531	2,153	11,654	103
Commercial Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Total	11,623	11,531	2,153	11,654	103
Total:
Real Estate loans
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	16,498	16,406	2,153	15,368	118
Commercial Loans	511	511	—	512	—
Consumer Loans	—	—	—	—	—
Total Impaired Loans	$17,009	$16,917	$2,153	$15,880	$118

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010 With no related allowance recorded:		(In thousands)
Real Estate Loans
Residential	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial	5,598	5,598	—	5,088	266
Commercial Loans	513	513	—	115	—
Consumer Loans	—	—	—	—	—
Total	6,111	6,111	—	5,203	266
With an allowance recorded:
Real Estate Loans
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	8,641	8,548	1,648	4,734	119
Commercial Loans	—	—	—	159	—
Consumer Loans	—	—	—	—	—
Total	8,641	8,548	1,648	4,893	119
Total:
Real Estate loans
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	14,239	14,146	1,648	9,822	385
Commercial Loans	513	513	—	274	—
Consumer Loans	—	—	—	—	—
Total Impaired Loans	$14,752	$14,659	$1,648	$10,096	$385

Management uses a seven point internal risk rating system to monitor the credit quality of the overall loan portfolio.  The first three categories are considered not criticized, and are aggregated as “Pass” rated.  The criticized rating categories utilized by management generally follow bank regulatory definitions.  The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $500,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2011 and December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2011
Commercial real estate loans	$167,696	$1,601	$16,898	$—	$—	$186,195
Commercial loans	20,586	75	533	—	—	21,194
Total	$188,282	$1,676	$17,431	$—	$—	$207,389

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2010
Commercial real estate loans	$165,226	$1,780	$17,088	$—	$—	$184,094
Commercial loans	21,759	75	552	—	—	22,386
Total	$186,985	$1,855	$17,640	$—	$—	$206,480

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Performing	Nonperforming	Total
Residential real estate loans	$117,490	$892	$118,382
Construction	11,894	—	11,894
Consumer loans	12,963	—	12,963
Total	$142,347	$892	$143,239

December 31, 2010	Performing	Nonperforming	Total
Residential real estate loans	$123,623	$939	$124,562
Construction	12,638	—	12,638
Consumer loans	13,668	—	13,668
Total	$149,929	$939	$150,868

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2011 and December 31, 2010 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2011
Real Estate loans
Residential	$117,227	$263	$—	$—	$892	$1,155	$118,382
Construction	11,783	111	—	—	—	111	11,894
Commercial	180,035	176	—	—	5,984	6,160	186,195
Commercial loans	20,683	—	—	—	511	511	21,194
Consumer loans	12,948	7	8	—	—	15	12,963
Total	$342,676	$557	$8	$—	$7,387	$7,952	$350,628

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2010
Real Estate loans
Residential	$123,177	$407	$—	$39	$939	$1,385	$124,562
Construction	12,622	16	—	—	—	16	12,638
Commercial	176,981	3,047	1,478	—	2,588	7,113	184,094
Commercial loans	21,858	15	—	—	513	528	22,386
Consumer loans	13,642	24	2	—	—	26	13,668
Total	$348,280	$3,509	$1,480	$39	$4,040	$9,068	$357,348

The following table presents changes in the allowance for loan losses:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Allowance balance at beginning of period	$5,616	$5,453
Charge-offs:	(75)	(429)
Recoveries:	19	8
Provision expense	220	330
Allowance balance at end of period	$5,780	$5,362

The following table presents the allowance for loan losses by the classes of the loan portfolio:
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total

Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(37)	(14)	—	(2)	(22)	(75)
Recoveries	2	—	—	5	12	19
Provision Expense	(14)	124	1	139	(30)	220
Ending balance	$1,118	$4,086	$111	$313	$152	$5,780
Ending balance individually evaluated for impairment	$—	$2,153	$—	$—	$—	$2,153
Ending balance collectively evaluated for impairment	$1,118	$1,933	$111	$313	$152	$3,627

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2011, the Company considered its concentration of credit risk to be acceptable.  The two highest concentrations are in the hospitality lodging industry and summer camps, with loans outstanding of $42.3 million, or 59.0% of capital, to the hospitality lodging industry and $21.7 million, or 31.0% of capital, to summer camps.  In 2011, there were no losses in either portfolio.  As of March 31, 2011, one motel loan with an outstanding balance of $3,028,000 was on nonaccrual status and considered impaired.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $96,000 and $0, respectively, in the first quarter of 2011 compared to $54,000 and $5,000, respectively, in the same period in 2010.  The proceeds from the sales of residential mortgage loans totaled $4.7 million and $4.3 million for the three months ended March 31, 2011 and 2010, respectively.

The allowance for loan losses totaled $5,780,000 as of March 31, 2011 and represented 1.65% of total loans, compared to $5,616,000 at December 31, 2010, and $5,362,000 as of March 31, 2010.  The Company had net charge-offs for the three months ended March 31, 2011 of $56,000 compared to $421,000 in the comparable period in 2010.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2011 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2011, non-performing loans totaled $7.4 million, which is 2.11% of total loans compared to $4,079,000, or 1.14% of total loans at December 31, 2010.  The increase was principally due to the transfer of one credit to nonaccrual status due to the borrower’s inability to make scheduled payments.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2011		December 31, 2010
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$513
Real Estate	6,786		3,527
Consumer	601		-
Total	7,387		4,040

Accruing loans which are contractually
past due 90 days or more	-		39
Total non-performing loans	7,387		4,079
Foreclosed real estate	948		748
Total non-performing assets	$8,335		$4,827
Allowance for loans losses	$5,780		$5,616
Coverage of non-performing loans	.78	x	1.38	x
Non-performing loans to total loans	2.11%		1.14%
Non-performing loans to total assets	1.39%		.76%
Non-performing assets to total assets	1.57%		.90%

9.           Fair Value Measurements

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2011
Available for Sale:
US Government agencies	$32,190	$-	$32,190	$-
States and political subdivisions	46,015	-	46,015	-
Corporate obligations	3,237	-	3,237	-
Mortgage-backed securities-government sponsored agencies	61,164	-	61,164	-
Equity securities-financial services	498	498	-	-
Total	$143,104	$498	$142,606	$-

December 31, 2010
Available for Sale:
US Government agencies	$30,268	$-	$30,268	$-
States and political subdivisions	49,766	-	49,766	-
Corporate obligations	4,249	-	4,249	-
Mortgage-backed securities-government sponsored agencies	60,928	-	60,928	-
Equity securities-financial services	604	604	_____-_	-
Total	$145,815	$604	$145,211	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Reporting Date using
		(Level 1)
		Quoted Prices	(Level 2)
(In thousands)		in Active	Significant	(Level 3)
		Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
March 31, 2011
Impaired Loans	$14,856	$-	$-	$14,856
Foreclosed Real Estate Owned	948	-	-	948
	$15,804	$-	$-	$15,804

December 31, 2010
Impaired Loans	$13,104	$-	$7,038	$6,066
Foreclosed Real Estate Owned	748	-	748	-
	$13,852	$-	$7,786	$6,066

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010.

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

Impaired loans (generally carried at fair value):

The Company measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as either Level 2 or Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of March 31, 2011, the fair value investment in impaired loans totaled $14,856,000 which includes four loans for $11.6 million for which a valuation allowance has been provided based on current collateral values and nine loans for $5.4 million which do not require a valuation allowance since the current collateral value exceeds the loan value.  As of March 31, 2011, the Company has recognized charge-offs against the allowance for loan losses on impaired loans in the amount of $700,000 over the life of the loans.

Mortgage servicing rights (generally carried at cost)

The Company utilizes a third party provider to estimate the fair value of certain loan servicing rights.  Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation.

Foreclosed real estate owned (carried at fair value):

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

Restricted investment in Federal Home Loan Bank stock (carried at cost):

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This restricted stock has no quoted market value and is carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member bank’s excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2011.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.
Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g. interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest- bearing deposits with banks and federal funds sold	$19,534	$19,534	$16,625	$16,625
Securities	143,274	143,281	145,985	145,994
Loans receivable, net	344,348	357,701	351,239	358,873
Mortgage servicing rights	298	298	250	274
Investment in FHLB stock	3,193	3,193	3,361	3,361
Accrued interest receivable	2,191	2,191	2,166	2,166

Financial liabilities:
Deposits	397,120	398,190	393,865	395,157
Short-term borrowings	25,465	25,465	33,309	33,309
Other borrowings	35,000	37,037	38,000	40,413
Accrued interest payable	1,342	1,342	1,536	1,536

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

10.           New and Recently Adopted Accounting Pronouncements
In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has presented the necessary disclosures in Note 8 herein.

In October, 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts.  This ASU addresses the diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral, The amendments are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011 and are not expected to have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011.  For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

11.           Proposed Acquisition of North Penn Bancorp, Inc.
On December 15, 2010, the Company announced the signing of a definitive merger agreement pursuant to which Norwood Financial Corp would acquire North Penn Bancorp, Inc. in a stock and cash transaction.  The proposed acquisition is an in-market transaction that will expand the Company’s existing footprint in Monroe County, Pennsylvania and extends its footprint into Lackawanna County, Pennsylvania.

North Penn Bancorp, Inc. is the holding company for North Penn Bank, a Pennsylvania savings bank that conducts its business from its main office in Scranton, Pennsylvania and four branch offices in the northeastern Pennsylvania counties of Lackawanna and Monroe.  As of December 31, 2010, North Penn Bancorp, Inc. had total assets of $164.0 million, total net loans of $121.9 million, total deposits of $136.3 million and total stockholders’ equity of $19.6 million.

Under the terms of the agreement, the Company will acquire all of the outstanding shares of North Penn Bancorp, Inc. for a total purchase price of approximately $27.1 million.  North Penn Bank will be merged into Wayne Bank, with Wayne as the surviving entity.  It is expected that the merger will be consummated in the second quarter of 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

           The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties are as follows:

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2010 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, potential impairment of restricted stock, accounting for stock options, the valuation of deferred tax assets, the fair value of financial instruments, valuation of impaired loans, and the determination of other-than-temporary impairment losses on securities.  Please refer to the discussion of the allowance for loan losses calculation under “Allowance for Loan Losses and Non-performing Assets” in the “Changes in Financial Condition” section.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of March 31, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member banks excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2011 and December 31, 2010.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost 2) the financial condition of the issuer and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at March 31, 2011 and December 31, 2010 represent temporary impairment of the securities, related to changes in interest rates.

Changes in Financial Condition

General
Total assets as of March 31, 2011 were $530.9 million compared to $537.0 million as of December 31, 2010, a decrease of $6.1 million.  The decrease was due to a $10.8 million reduction in short-term and other borrowings, including repurchase agreements and FHLB borrowings.

Securities
The fair value of securities available for sale as of March 31, 2011 was $143.1 million compared to $145.8 million as of December 31, 2010.  The Company purchased $10.3 million of securities principally using the proceeds from $13.3 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$32,190	22.5%	$30,268	20.7%
States and political subdivisions	46,185	32.2	49,936	34.2
Corporate obligations	3,237	2.3	4,249	2.9
Mortgage-backed securities- government sponsored entities	61,164	42.7	60,928	41.8
Equity securities-financial services	498	0 .3	604	0.4
Total	$143,274	100.0%	$145,985	100.0%

The Company has securities in an unrealized loss position.  In management’s opinion, the unrealized losses in U.S. Government agencies and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The unrealized losses in the State and Political Subdivisions also reflect a widening of spreads due to liquidity and credit concerns in the financial markets.  The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets.  Management believes that the unrealized losses on all other equity holdings represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Deposits
During the period, both savings deposits and certificates of deposit increased $1.9 million while interest-bearing demand deposits decreased $1.0 million.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2011	December 31, 2010

Non-interest bearing demand	$62,736	$62,238
Interest bearing demand	37,851	38,168
Money market deposit accounts	70,093	70,812
Savings	52,200	50,341
Time deposits <$100,000	112,436	112,291
Time deposits >$100,000	61,804	60,015

Total	$397,120	$393,865

Borrowings
Short-term borrowings as of March 31, 2011 totaled $25.5 million compared to $33.3 million as of December 31, 2010.  Securities sold under agreements to repurchase declined $7.8 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	March 31, 2011	December 31, 2010
(dollars in thousands)
Securities sold under agreements to repurchase	$25,267	$33,110
U.S. Treasury demand notes	198	199
	$25,465	$33,309

Other borrowings consisted of the following:

(dollars in thousands)
	March 31, 2011	December 31, 2010
Notes with the FHLB:
Convertible note due January 2011 at 5.24%	$-	$3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Convertible note due January 2017 at 4.71%	10,000	10,000
	$35,000	$38,000

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $23.5 million as of March 31, 2011 compared to $21.4 million as of December 31, 2010.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Commitments to grant loans	$23,466	$21,448
Unfunded commitments under lines of credit	29,809	30,311
Standby letters of credit	3,636	3,605

	$56,911	$55,364

Stockholders’ Equity and Capital Ratios
As of March 31, 2011, stockholders’ equity totaled $68.6 million, compared to $67.7 million as of December 31, 2010.   The net change in stockholders’ equity included $1.7 million of net income, that was partially offset by $801,000 of dividends declared and a $191,000 reduction due to an increase in Treasury Stock.  In addition, accumulated other comprehensive income increased $168,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2011	December 31, 2010
:Tier 1 Capital
(To average assets)	12.71%	12.41%
Tier 1 Capital
(To risk-weighted assets)	18.94%	18.44%
Total Capital
(To risk-weighted assets)	20.23%	19.74%

    The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2011 and December 31, 2010.

Liquidity
As of March 31, 2011, the Company had cash and cash equivalents of $19.5 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $143.1 million which could be used for liquidity needs.  This totals $162.6 million and represents 30.6% of total assets compared to $162.4 million and 30.2% of total assets as of December 31, 2010.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2011 and December 31, 2010.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at March 31, 2011 and December 31, 2010.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2011.  There were no borrowings under this line as of March 31, 2011 and December 31, 2010.

The Company has a line of credit commitment available which has no stated expiration date from PNC for $16,000,000.  Borrowings under this line were $-0- as of March 31, 2011 and December 31, 2010.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $183,000,000 as of March 31, 2011, of which $35,000,000 and $38,000,000 was outstanding at March 31, 2011 and December 31, 2010 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 35.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2011			2010
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$167	$-	0.24%	$3,000	$2	0.27%
Interest bearing deposits with banks	10,564	8	0.30	11,128	9	0.32
Securities held-to-maturity	170	3	7.06	618	13	8.41
Securities available for sale:
Taxable	97,489	650	2.67	97,496	903	3.70
Tax-exempt(1)	46,629	664	5.70	31,946	468	5.86
Total securities available for sale (1)	144,118	1,314	3.65	129,442	1,371	4.24
Loans receivable (1) (4) (5)	353,118	4,970	5.63	358,737	5,453	6.08
Total interest earning assets	508,137	6,295	4.96	502,925	6,848	5.45
Non-interest earning assets:
Cash and due from banks	6,798			6,915
Allowance for loan losses	(5,742)			(5,439)
Other assets	21,619			22,223
Total non-interest earning assets	22,675			23,699
Total Assets	$530,812			$526,624
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$108,944	108	0.40	$97,214	145	0.60
Savings	51,326	25	0.19	46,069	28	0.24
Time	172,924	752	1.74	186,963	1,026	2.20
Total interest bearing deposits	333,194	885	1.06	330,246	1,199	1.45
Short-term borrowings	27,819	24	0.35	25,010	34	0.54
Other borrowings	35,600	336	3.78	43,000	412	3.83
Total interest bearing liabilities	396,613	1,245	1.26	398,256	1,645	1.65
Non-interest bearing liabilities:
Demand deposits	61,858			58,570
Other liabilities	3,723			4,105
Total non-interest bearing liabilities	65,581			62,675
Stockholders' equity	68,618			65,693
Total Liabilities and Stockholders' Equity	$530,812			$526,624

Net interest income (tax equivalent basis)		5,050	3.70%		5,203	3.79%
Tax-equivalent basis adjustment		(269)			(206)
Net interest income		$4,781			$4,997
Net interest margin (tax equivalent basis)			3.98%			4.14%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

    Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2011 Compared to Three months ended March 31, 2010 Variance due to
	Volume	Rate	Net

Interest earning assets:
Federal funds sold......................................	$(2)	$-	$(2)
Interest bearing deposits with banks…………..	-	(1)	(1)
Securities held to maturity............................	(8)	(2)	(10)
Securities available for sale:
Taxable...................................................	-	(253)	(253)
Tax-exempt securities..................................	283	(87)	196
Total securities..........................................	275	(342)	(67)
Loans receivable........................................	(84)	(399)	(483)
Total interest earning assets...........................	189	(742)	(553)

Interest bearing liabilities:
Interest-bearing demand and money market….	93	(130)	(37)
Savings................................................	15	(18)	(3)
Time...................................................	(73)	(201)	(274)
Total interest bearing deposits.......................	35	(349)	(314)
Short-term borrowings................................	21	(31)	(10)
Other borrowings......................................	(70)	(6)	(76)
Total interest bearing liabilities.....................	(14)	(386)	(400)
Net interest income (tax-equivalent basis).........	$203	$(356)	$(153)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2011 to March 31, 2010

General
For the three months ended March 31, 2011, net income totaled $1,660,000 compared to $1,797,000 earned in the similar period in 2010.  Earnings per share for the current period were $.60 for basic and fully diluted compared to $.65 per share for both basic and a fully diluted basis for the three months ended March 31, 2010.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2011 was 1.27% and 9.76%, respectively, compared to 1.38% and 11.10%, respectively, for the similar period in 2010.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended March 31, 2011 to March 31, 2010
Net income three months ended March 31, 2010	$1,797
Change due to:
Net interest income	(216)
Provision for loan losses	110
Gain on sales of loans and securities	125
Other income	81
Salaries and employee benefits	(86)
Occupancy, furniture and equipment	(4)
Merger related expenses	(267)
All other expenses	(17)
Income tax expense	137

Net income three months ended March 31, 2011	$1,660

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2011, totaled $5,050,000, a decrease of $153,000 or 2.9% from the similar period in 2010.  The fte net interest spread and net interest margin were 3.70% and 3.98%, respectively, for the three months ended March 31, 2011 compared to 3.79% and 4.14%, respectively, for the similar period in 2010.

Interest income (fte) totaled $6,295,000 with a yield on average earning assets of 4.96% compared to $6,848,000 and 5.45% for the 2010 period.  The decrease in yield was due to the reinvestment of securities cash flow and new purchases of securities at lower than historical rates, resulting in a 103 basis point decrease in the yield earned on taxable securities.  The yields earned on money market investments and tax-free securities were comparable to the first three months of 2010, while the yield on loans receivable decreased 45 basis points due to a higher level of non-performing assets.  Average earning assets totaled $508.1 million for the three months ended March 31, 2011, an increase of $5.2 million over the average for the similar period in 2010.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2011 totaled $1,245,000 at an average cost of 1.26% compared to $1,645,000 and 1.65% for the similar period in 2010.  As a result of the continued low interest rate environment, the Company reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.74% from 2.20% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Other Income

Other income totaled $1,208,000 for the three months ended March 31, 2011 compared to $1,002,000 for the similar period in 2010.  The current period includes a $143,000 gain on the sale of $4.7 million of fixed residential mortgages compared to $75,000 in gains on the sale of $4.3 million of mortgages in the similar period of 2010.  The current period also includes a $212,000 gain on the sale of investment securities compared to a $155,000 gain in the first quarter of 2010.  All other service charges and fees increased $81,000 compared to the first quarter of last year including a $27,000 increase in earnings from fiduciary activities and a $26,000 improvement in service charges on deposits.

Other Expense

Other expense for the three months ended March 31, 2011 totaled $3,534,000, or an increase of $374,000 from $3,160,000 for the similar period in 2010.  Merger related expenses totaled $267,000 in the first quarter while salary and benefit costs increased $86,000 or 5.3%.

Income Tax Expense

Income tax expense totaled $575,000 for an effective tax rate of 25.7% for the period ending March 31, 2011 compared to $712,000 for an effective tax rate of 28.4% for the similar period in 2010 due to the $14.7 million increase in average tax-exempt securities.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2011, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2011, the Company had a positive 90 day interest sensitivity gap of $38.9 million or 7.8% of total assets, similar to the $41.3 million or 7.7% of total assets as of December 31, 2010.  Rate sensitive assets repricing within 90 days increased $6.5 million due primarily to loans.  Time deposits repricing within 90 days increased $13.6 million, but the increase was offset by a $4.8 million reduction in other borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2011
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$13,614	$250	$-	$-	$13,864
Securities	9,901	21,885	44,670	66,818	143,274
Loans Receivable	90,059	61,036	104,949	94,084	350,128
Total RSA	113,574	83,171	149,619	160,902	507,266

Non-maturity interest-bearing deposits	25,332	28,129	74,373	32,311	160,145
Time Deposits	43,628	65,989	47,829	16,793	174,239
Other	5,697	23,762	21,006	10,000	60,465
Total RSL	74,657	117,880	143,208	59,104	394,849

Interest Sensitivity Gap	38,917	(34,709)	6,411	101,798	$112,417
Cumulative Gap	38,917	4,208	10,619	112,417
RSA/RSL-cumulative	152.1%	102.2%	103.2%	128.5%

December 31, 2010

Interest Sensitivity Gap	$41,341	$(33,613)	$10,969	$92,050	$110,747
Cumulative Gap	41,341	7,728	18,697	110,747
RSA/RSL-cumulative	162.9%	103.9%	105.5%	127.5%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)

January 1–January 31, 2011	-	$-	-	-
February 1–February 28, 2011	-	-	-	-
March 1 – March 31, 2011(1)	6,892	27.77	-	86,000
	6,892	$27.77	-	86,000

 (1) Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchases of shares from terminated employees and voluntary diversification.

(2) On March 19, 2008 the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description
2.1	Agreement and Plan of Merger, dated December 14, 2010, by and among Norwood Financial Corp., Wayne Bank, North Penn Bancorp, Inc. and North Penn Bank. (1)
3(i)	Articles of Incorporation of Norwood Financial Corp.(2)
3(ii)	Bylaws of Norwood Financial Corp. (3)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (5)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (4)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (4)
10.6	Salary Continuation Agreement between the Bank and Edward C. Kasper (4)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (6)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (6)
10.10	2006 Stock Option Plan (7)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.13	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (8)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (8)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

___________________________

(1)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 17, 2010.

(2)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(7)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(8)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: May 9, 2011
	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and
Chief Financial Officer
(Principal Financial Officer)