Form 10-Q
period 2011-06-30
NORWOOD FINANCIAL CORP
filed 2011-08-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of August 5, 2011
Common stock, par value $0.10 per share	3,292,366

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$9,269	$5,782
Interest bearing deposits with banks	34,213	7,843
Federal funds sold	1,729	3,000
Cash and cash equivalents	45,211	16,625

Securities available for sale, at fair value	152,275	145,815
Securities held to maturity, fair value 2011: $178, 2010: $179	170	170
Loans receivable (net of unearned income)	464,646	356,855
Less: Allowance for loan losses	5,267	5,616
Net loans receivable	459,379	351,239
Investment in Federal Home Loan Bank Stock, at cost	3,981	3,361
Bank premises and equipment, net	7,672	4,904
Bank owned life insurance	11,648	8,249
Accrued interest receivable	2,539	2,166
Foreclosed real estate owned	1,755	748
Goodwill	9,483	13
Other intangibles	881	-
Other assets	8,801	3,715
TOTAL ASSETS	$703,795	$537,005

LIABILITIES
Deposits:
Non-interest bearing demand	$73,718	$62,238
Interest-bearing	464,571	331,627
Total deposits	538,289	393,865
Short-term borrowings	32,181	33,309
Other borrowings	42,761	38,000
Accrued interest payable	1,473	1,536
Other liabilities	4,456	2,597
TOTAL LIABILITIES	619,160	469,307

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2011: 3,371,866 shares, 2010: 2,840,872 shares	337	284
Surplus	24,603	9,826
Retained earnings	60,036	58,648
Treasury stock at cost: 2011: 79,500 shares, 2010: 72,068 shares	(2,404)	(2,197)
Accumulated other comprehensive income	2,063	1,137
TOTAL STOCKHOLDERS’ EQUITY	84,635	67,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,795	$537,005
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INTEREST INCOME
Loans receivable, including fees	$5,468	$5,218	$10,396	$10,628
Securities	1,135	1,141	2,225	2,362
Other	16	18	24	29
Total interest income	6,619	6,377	12,645	13,019

INTEREST EXPENSE
Deposits	932	1,102	1,817	2,301
Short-term borrowings	27	27	51	61
Other borrowings	342	416	678	828
Total interest expense	1,301	1,545	2,546	3,190
NET INTEREST INCOME	5,318	4,832	10,099	9,829
PROVISION FOR LOAN LOSSES	430	150	650	480
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,888	4,682	9,449	9,349

OTHER INCOME
Service charges and fees	592	570	1,141	1,093
Income from fiduciary activities	105	93	218	179
Net realized gains on sales of securities	12	64	224	219
Gains on sale of loans and servicing rights	98	130	241	205
Other	186	159	377	322
Total other income	993	1,016	2,201	2,018

OTHER EXPENSES
Salaries and employee benefits	1,832	1,572	3,533	3,187
Occupancy, furniture & equipment, net	408	408	806	802
Data processing related	187	216	402	412
Taxes, other than income	143	150	272	297
Professional fees	126	138	281	277
Merger related expenses	488	-	755	-
Federal Deposit Insurance Corporation Insurance assessment	95	118	215	236
Foreclosed real estate owned	17	13	36	29
Other	640	561	1,170	1,096
Total other expenses	3,936	3,176	7,470	6,336

INCOME BEFORE INCOME TAXES	1,945	2,522	4,180	5,031
INCOME TAX EXPENSE	461	704	1,036	1,416
NET INCOME	$1,484	$1,818	$3,144	$3,615

BASIC EARNINGS PER SHARE	$.50	$.66	$1.10	$1.31

DILUTED EARNINGS PER SHARE	$.50	$.66	$1.10	$1.31

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months ended June 30, 2011
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2010	2,840,872	$284	$9,826	$58,648	72,068	$(2,197)	$1,137	$67,698
Comprehensive Income:
Net Income				3,144				3,144
Change in unrealized gains on securities available for sale, net of reclassification adjustments and tax effects							926	926
Total comprehensive income								4,070

Cash dividends declared $.29 per share				(1,756)				(1,756)
Acquisition of treasury stock					7,432	(207)		(207)
Compensation expense related to stock options			82					82
Effect of North Penn acquisition	530,994	53	14,695					14,748
Balance, June 30, 2011	3,371,866	$337	$24,603	$60,036	79,500	$(2,404)	$2,063	$84,635

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,144	$3,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	480
Depreciation	226	233
Amortization of intangible assets	27	26
Deferred income taxes	(8)	10
Net amortization of securities premiums and discounts	345	141
Net realized gain on sales of securities	(224)	(219)
Net increase in investment in life insurance	(180)	(182)
Loss on sale of bank premises and equipment and foreclosed real estate	-	10
Net gain on sale of mortgage loans and servicing rights	(241)	(205)
Mortgage loans originated for sale	(6,530)	(10,451)
Proceeds from sale of mortgage loans originated for sale	6,771	10,656
Compensation expense related to stock options	82	78
Decrease (increase) in accrued interest receivable and other assets	(182)	745
Increase (decrease) in accrued interest payable and other liabilities	841	(273)
Net cash provided by operating activities	4,721	4,664

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	10,344	12,611
Proceeds from maturities and principal reductions on mortgage-backed securities	15,918	32,567
Purchases	(18,769)	(54,926)
Securities held to maturity, proceeds from maturities	-	540
Redemption of FHLB stock	328	-
Net decrease in loans	8,527	8,928
Purchase of bank premises and equipment	(63)	(105)
Acquisition, net of cash and cash equivalents acquired	4,544	-
Net cash provided by (used in) investing activities	20,829	(385)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,990	16,290
Net decrease in short-term borrowings	(1,128)	(1,425)
Repayments of other borrowings	(3,015)	-
Stock options exercised	-	89
Tax benefit of stock options exercised	-	30
Acquisition of treasury stock	(207)	(529)
Cash dividends paid	(1,604)	(1,547)
Net cash used in financing activities	3,036	12,908
Increase in cash and cash equivalents	28,586	17,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,625	17,355
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,211	$34,542
See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.             Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC, Norpenco, Inc. and WTRO Properties.   All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic EPS weighted average shares outstanding	2,937	2,758	2,852	2,763
Dilutive effect of stock options	2	4	3	4
Diluted EPS weighted average shares outstanding	2,939	2,762	2,855	2,767

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 165,150 and 138,150 as of June 30, 2011 and 2010, respectively, based upon the closing price of Norwood stock of $26.15 and $25.25 per share on June 30, 2011 and 2010, respectively.

3.               Stock-Based Compensation

  The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008, 27,000 options in 2009, 28,000 options in 2010 and 1,000 in 2011, all of which have a twelve month vesting period. As of June 30, 2011, there was $88,000 of total unrecognized compensation cost related to non-vested options granted in 2010 and 2011 under the plan, which will be fully amortized by December 31, 2011.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	189,639	$28.52	6.6	Yrs.	$146
Granted	1,000	26.27	10.0	Yrs.	-
Exercised	-	-	-		-
Outstanding at June 30, 2011	190,639	$28.51	6.0	Yrs.	$98

Exercisable at June 30, 2011	162,639	$28.65	4.6	Yrs.	$98

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $26.15 as of June 30, 2011 and $27.77 as of December 31, 2010.  During the six months ended June 30, 2011, no stock options were exercised.

4.             Cash Flow Information
For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the periods ended June 30, 2011 and 2010 were $2,610,000 and $3,629,000, respectively.  Cash payments for income taxes for the periods ending June 30, 2011 and 2010 were $1,407,000 and $1,307,000, respectively.  Non-cash investing activity for 2011 and 2010 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $1,036,000 and $101,000, respectively.

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

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Unrealized holding gains on available for sale securities	$1,161	$783	$1,627	$1,062
Reclassification adjustment for gains realized in income	(12)	(64)	(224)	(219)
Net unrealized gains	1,149	719	1,403	843
Income tax expense	391	244	477	287
Other comprehensive income	$758	$475	$926	$556

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30
	2011	2010
Commitments to grant loans	$43,395	$15,908
Unfunded commitments under lines of credit	28,910	33,915
Standby letters of credit	5,586	3,269

	$77,891	$53,092

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not material.

7.             Securities

                The amortized cost and fair value of securities were as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$31,254	$393	$(175)	$31,472
States and political subdivisions	50,590	970	(252)	51,308
Corporate obligations	7,747	251	-	7,998
Mortgage-backed securities- government sponsored entities	59,252	1,673	(15)	60,910
	$148,843	$3,287	$(442)	151,688
Equity securities-financial services	300	288	(1)	587
	$149,143	$3,575	$(443)	152,275
Held to Maturity:
States and political subdivisions	$170	$8	$-	$178

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$30,194	$392	$(318)	$30,268
States and political subdivisions	49,880	510	(624)	49,766
Corporate obligations	4,018	231	-	4,249
Mortgage-backed securities-government sponsored entities	59,770	1,398	(240)	60,928
	143,862	2,531	(1,182)	145,211
Equity securities-financial services	224	381	(1)	604
	$144,086	$2,912	$(1,183)	$145,815
Held to Maturity:
States and political subdivisions	$170	$9	$-	$179

             The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$8,835	$(175)	$-	$-	$8,835	$(175)
States and political subdivisions	13,294	(252)	-	-	13,294	(252)
Mortgage-backed securities-government sponsored agencies	5,181	(15)	-	-	5,181	(15)
Equity securities-financial services	$-	$0	16	(1)	16	(1)
	$27,310	$(442)	$16	$(1)	$27,326	$(443)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$8,696	$(318)	$-	$-	$8,696	$(318)
States and political subdivisions	21,829	(624)	-	-	21,829	(624)
Mortgage-backed securities-government sponsored agencies	20,113	(240)	-	-	20,113	(240)
Equity securities-financial services	15	(1)	-	-	15	(1)
	$50,653	$(1,183)	$-	$-	$50,653	$(1,183)

At June 30, 2011, the Company has 36 securities in an unrealized loss position in the less than twelve months category and no securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  Management believes that the other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$996	$1,001	$-	$-
Due after one year through five years	32,796	33,445	170	178
Due after five years through ten years	27,013	27,432	-	-
Due after ten years	28,786	28,900	-	-

Mortgage-backed securities-government sponsored agencies	59,252	60,910	-	-
	$148,843	$151,688	$170	$178

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Gross realized gains	$15	$64	$228	$219
Gross realized losses	(3)	___-	(4)	-
Net realized gain	$12	$64	$224	$219
Proceeds from sales of securities	$4,157	$3,774	$10,344	$12,611

8.             Loans Receivable and Allowance for Loan Losses

 Included in the 2011 growth are balances acquired from North Penn as follows (in thousands):

Real Estate –	Residential	$36,221
	Commercial	70,789
	Construction	358
Commercial, financial and agricultural		10,499
Consumer loans to individuals		1,831
Total loans		$119,698

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)
	June 30, 2011		December 31, 2010

Real Estate-Residential	$152,772	32.9%	$124,562	34.9%
Commercial	258,719	55.6	184,094	51.5
Construction	11,832	2.6	12,638	3.5
Commercial, financial and agricultural	27,215	5.8	22,386	6.3
Consumer loans to individuals	14,544	3.1	13,668	3.8
Total loans	465,082	100.0%	357,348	100.0%

Deferred fees (net)	(436)		(493)
	464,646		356,855
Allowance for loan losses	(5,267)		(5,616)
Net loans receivable	$459,379		$351,239

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  The carrying value of purchased loans acquired with deteriorated credit quality was $1.5 million at June 30, 2011.  There were no material increases or decreases in the expected cash flows of covered loans between May 31, 2011 (the “acquisition date”) and June 30, 2011.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

U.S. generally accepted accounting principles prohibits carrying over an allowance for loan losses for impaired loans purchased in the North Penn acquisition. On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the North Penn acquisition was $1.9 million and the estimated fair value of the loans was $1.5 million. Total contractually required payments on these loans, including interest, at the acquisition date was $3.6 million. However, the Company's preliminary estimate of expected cash flows was $1.9 million. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $1.7 million relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $329,000 on the acquisition date relating to these impaired loans.

The carrying value of covered loans acquired and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the North Penn acquisition:

2011
(In thousands)
Unpaid principal balance	$1,936
Interest	1,669
Contractual cash flows	3,605
Non-accretable discount	(1,724)
Expected cash flows	1,881
Accretable discount	(329)
Estimated fair value	$1,552

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
June 30, 2011			(In thousands)
Total Loans	$152,772	$258,719	$11,832	$27,215	$14,544	$465,082

Individually evaluated for impairment	$-	$15,782	$-	$508	$-	$16,290
Collectively evaluated for impairment	$152,772	$242,937	$11,832	$26,707	$14,544	$448,792

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
December 31, 2010			(In thousands)
Total Loans	$124,562	$184,094	$12,638	$22,386	$13,668	$357,348

Individually evaluated for impairment	$-	$14,239	$-	$513	$-	$14,752
Collectively evaluated for impairment	$124,562	$169,855	$12,638	$21,873	$13,668	$342,596

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	4,981	4,981	-	4,135	135
Commercial Loans	508	508	-	511	-
Consumer Loans	-	-	-	-	-
Total	5,489	5,489	-	4,646	135
With an allowance recorded:
Real Estate Loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	10,801	10,801	1,678	11,370	92
Commercial Loans	-	-	-	-	-
Consumer Loans	-	-	-	-	-
Total	10,801	10,801	1,678	11,370	92
Total:
Real Estate loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	15,782	15,782	1,678	15,505	227
Commercial Loans	508	508	-	511	-
Consumer Loans	-	-	-	-	-
Total Impaired Loans	$16,290	$16,290	$1,678	$16,016	$227

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	5,598	5,598	-	5,088	266
Commercial Loans	513	513	-	115	-
Consumer Loans	-	-	-	-	-
Total	6,111	6,111	-	5,203	266
With an allowance recorded:
Real Estate Loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	8,641	8,548	1,648	4,734	119
Commercial Loans	-	-	-	159	-
Consumer Loans	-	-	-	-	-
Total	8,641	8,548	1,648	4,893	119
Total:
Real Estate loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	14,239	14,146	1,648	9,822	385
Commercial Loans	513	513	-	274	-
Consumer Loans	-	-	-	-	-
Total Impaired Loans	$14,752	$14,659	$1,648	$10,096	$385

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2011 and December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
June 30, 2011
Commercial real estate loans	$233,564	$3,859	$21,296	$-	$-	$258,719
Commercial loans	27,207	-	8	-	-	27,215
Total	$260,771	$3,859	$21,304	$-	$-	$285,934

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2010
Commercial real estate loans	$165,226	$1,780	$17,088	$-	$-	$184,094
Commercial loans	21,759	75	552	-	-	22,386
Total	$186,985	$1,855	$17,640	$-	$-	$206,480

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Performing	Nonperforming	Total
Residential real estate loans	$150,907	$1,865	$152,772
Construction	11,832	-	$11,832
Consumer loans	14,511	33	$14,544
Total	$177,250	$1,898	$179,148

December 31, 2010	Performing	Nonperforming	Total
Residential real estate loans	$123,623	$939	$124,562
Construction	12,638	-	$12,638
Consumer loans	13,668	-	$13,668
Total	$149,929	$939	$150,868

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2011 and December 31, 2010 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2011
Real Estate loans
Residential	$150,300	$461	$146	$-	$1,865	$2,472	$152,772
Construction	11,566	266	-	-	-	266	11,832
Commercial	251,068	1,224	-	-	6,427	7,651	258,719
Commercial loans	26,536	171	-	-	508	679	27,215
Consumer loans	14,402	80	29	-	33	142	14,544
Total	$453,872	$2,202	$175	$-	$8,833	$11,210	$465,082

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2010
Real Estate loans
Residential	$123,177	$407	$-	$39	$939	$1,385	$124,562
Construction	12,622	16	-	-	-	16	12,638
Commercial	176,981	3,047	1,478	-	2,588	7,113	184,094
Commercial loans	21,858	15	-	-	513	528	22,386
Consumer loans	13,642	24	2	-	-	26	13,668
Total	$348,280	$3,509	$1,480	$39	$4,040	$9,068	$357,348

The following table presents changes in the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Allowance balance at beginning of period	$5,780	$5,362	$5,616	$5,453
Charge-offs:	(958)	(95)	(1,033)	(524)
Recoveries:	15	4	34	12
Provision expense	430	150	650	480
Allowance balance at end of period	$5,267	$5,421	$5,267	$5,421

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total

Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(226)	(764)	-	(2)	(41)	(1,033)
Recoveries	7	-	-	5	22	34
Provision Expense	148	463	(19)	84	(26)	650
Ending balance, June 30, 2011	$1,096	$3,675	$91	$258	$147	$5,267
Ending balance individually evaluated for impairment	$-	$1,678	$-	$-	$-	$1,678
Ending balance collectively evaluated for impairment	$1,096	$1,997	$91	$258	$147	$3,589

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2011, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, builders/contractors and summer camps, with loans outstanding of $57.9 million, or 69.2% of capital, to the hospitality lodging industry; $18.2 million, or 21.8% of capital, to builders/contractors; and $14.6 million, or 17.5% of capital, to summer camps.  As of June 30, 2011, one motel loan with an outstanding balance of $2.2 million was on nonaccrual status and considered impaired.  During the second quarter, the Company recognized a write-down of $750,000 on the loan based on the receipt of a current appraisal.  There were no losses recognized on loans to builders/contractors or summer camps in 2011.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $94,000 and $0  respectively, in the first six months of 2011 compared to $150,000 and $11,000, respectively, in the same period in 2010.  The proceeds from the sales of residential mortgage loans totaled $6.7 million and $10.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2011
Available for Sale:
US Government agencies	$31,472	$-	$31,472	$-
States and political subdivisions	51,308	-	51,308	-
Corporate obligations	7,998	-	7,998	-
Mortgage-backed securities-government sponsored agencies	60,910	-	60,910	-
Equity securities-financial services	587	587	-	-
Total	$152,275	$587	$151,688	$-

December 31, 2010
Available for Sale:
US Government agencies	$30,268	$-	$30,268	$-
States and political subdivisions	49,766	-	49,766	-
Corporate obligations	4,249	-	4,249	-
Mortgage-backed securities-government sponsored agencies	60,928	-	60,928	-
Equity securities-financial services	604	604	-	-
Total	$145,815	$604	$145,211	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurement Reporting Date using
		(Level 1)	(Level 2)
(In thousands)		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
June 30, 2011
Impaired Loans	$14,612	$-	$-	$14,612
Foreclosed Real Estate Owned	1,755	-	-	1,755
	$16,367	$-	$-	$16,367

December 31, 2010
Impaired Loans	$13,104	$-	$7,038	$6,066
Foreclosed Real Estate Owned	748	-	748	-
	$13,852	$-	$7,786	$6,066

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010.

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

Impaired loans (generally carried at fair value):

The Company measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as either Level 2 or Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of June 30, 2011, the fair value investment in impaired loans totaled $14.6 million which includes four loans for $10.8 million for which a valuation allowance has been provided based on current collateral values and ten loans for $5.5 million which do not require a valuation allowance since the current collateral value exceeds the loan value.  As of June 30, 2011, the Company has recognized charge-offs against the allowance for loan losses on impaired loans in the amount of $1,450,000 over the life of the loans.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member bank’s excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.  Subsequent repurchases have been executed in the first and second quarters of 2011.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2011.

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

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and due from banks, interest- bearing deposits with banks and federal funds sold	$45,211	$45,211	$16,625	$16,625
Securities	152,445	152,453	145,985	145,994
Loans receivable, net	459,379	472,687	351,239	358,873
Mortgage servicing rights	301	314	250	274
Investment in FHLB stock	3,981	3,981	3,361	3,361
Accrued interest receivable	2,539	2,539	2,166	2,166

Financial liabilities:
Deposits	538,289	541,633	393,865	395,157
Short-term borrowings	32,181	32,181	33,309	33,309
Other borrowings	42,761	44,911	38,000	40,413
Accrued interest payable	1,473	1,473	1,536	1,536

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

11.  Acquisition of North Penn Bancorp, Inc.

       On May 31, 2011, the Company closed on a merger transaction pursuant to which Norwood Financial Corp acquired North Penn Bancorp, Inc. in a stock and cash transaction.  The acquisition is an in-market transaction that will expand the Company’s existing footprint in Monroe County, Pennsylvania and extends its footprint into Lackawanna County, Pennsylvania.

North Penn Bancorp, Inc. was the holding company for North Penn Bank, a Pennsylvania savings bank that conducted its business from a main office in Scranton, Pennsylvania and four branch offices in the northeastern Pennsylvania counties of Lackawanna and Monroe.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of North Penn Bancorp, Inc. for a total purchase price of approximately $25.4 million.  North Penn Bank has been merged into Wayne Bank, with Wayne as the surviving entity.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of North Penn Bank. Real estate acquired through foreclosure was primarily valued based on appraised collateral values. The Company also recorded an identifiable intangible asset representing the core deposit base of North Penn Bank based on management's evaluation of the cost of such deposits relative to alternative funding sources. Management used significant estimates including the average lives of depository accounts, future interest rate levels and the cost of servicing various depository products. Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. North Penn Bank's loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference. At the acquisition date, the Company recorded $1.9 million of purchased credit-impaired loans subject to a nonaccretable difference of $1.7 million. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

North Penn Bank's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management's best estimates of default rates and payment speeds. At acquisition, North Penn's loan portfolio without evidence of deterioration totaled $119.8 million and was recorded at a fair value of $116.7 million.

The following table summarizes the purchase of North Penn Bancorp, Inc. as of May 31, 2011:

($ In thousands except per share data)

Purchase Price Consideration in Common Stock (1)
North Penn common shares settled for stock	777,927
Exchange Ratio	0.6829
Norwood shares issued	531,246
Value assigned to Norwood common share	$27.76
Purchase price assigned to North Penn common shares exchanged for Norwood stock		$14,748

Purchase Price Consideration-Cash for Common Stock (1)
North Penn shares exchanged for cash	471,446
Purchase price paid to each North Penn common share exchanged for cash	$19.12
Purchase price assigned to North Penn common shares exchanged for cash		9,014

Purchase Price Consideration-Cash for Unallocated ESOP Shares (1)
North Penn Unallocated ESOP Shares Outstanding	85,471
Unallocated ESOP Shares settlement price per share	$19.12
Purchase price assigned to North Penn unallocated ESOP shares settled for cash		1,634

Total Purchase Price		25,396

Net Assets Acquired:

North Penn shareholders’ equity	$18,195
North Penn goodwill and intangibles	-

Adjustments to reflect assets acquired at fair value:
Investments	-
Loans	(3,525)
Allowance for loan losses	1,570
Core deposit intangible	895
Premises & equipment	(783)
Deferred tax assets	1,152

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(815)
Borrowings	(776)
		15,913
Goodwill resulting from merger		$9,483

The following condensed statement reflects the values assigned to North Penn Bancorp’s net assets as of the acquisition date:

Total purchase price		$25,396

Net Assets Acquired:
Cash	$15,192
Securities held to maturity	-
Securities available for sale	12,671
Restricted investments	985
Loans	118,336
Accrued interest receivable	566
Premises & equipment, net	2,931
Core deposit intangible	895
Deferred tax assets	2,947
Other assets	5,403
Time deposits	(51,936)
Deposits other than time deposits	(83,498)
Borrowings	(7,776)
Accrued interest payable	(203)
Other liabilities	(600)
		15,913
Goodwill resulting from North Penn Merger		$9,483

The Company recorded goodwill and other intangibles associated with the purchase of North Penn Bancorp, Inc. totaling $10.4 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the quarter ended June 30, 2011. The carrying amount of the goodwill at June 30, 2011 was $9.5 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended June 30, 2011, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2011 was $895,000 with $13,000 accumulated amortization as of that date.

As of June 30, 2011, the current year and estimated future amortization expense for the core deposit intangible was:

2011	$95,000
2012	153,000
2013	137,000
2014	121,000
2015	104,000
2016	88,000
2017	72,000
2018	56,000
2019	39,000
2020	23,000
2021	7,000
$895,000

     Results of operations for North Penn prior to the acquisition date are not included in the Consolidated Statement of Income for the three and six month periods ended June 30, 2011. Due to the significant amount of fair value adjustments historical results of North Penn are not relevant to the Company's results of operations. Therefore, no pro forma information is presented.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of June 30, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member bank’s excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.  Subsequent stock repurchases have been executed in each quarter since October 2010.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2011 and December 31, 2010.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition of the issuer, and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at June 30, 2011 and December 31, 2010 represent temporary impairment of the securities, related to changes in interest rates.

In connection with the acquisition of North Penn, we recorded goodwill in the amount of $9.5 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of June 30, 2011 were $703.8 million compared to $537.0 million as of December 31, 2010, an increase of $166.8 million.  The increase includes $168.3 million of assets acquired as a result of the North Penn transaction.

Securities

The fair value of securities available for sale as of June 30, 2011 was $152.3 million compared to $145.8 million as of December 31, 2010.  The Company purchased $31.4 million of securities principally using the proceeds from $26.2 million of securities sold, called, maturities and principal reductions.  Additionally, the Company acquired $12.6 million of securities from North Penn.

      The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$31,472	20.6%	$30,268	20.7%
States and political subdivisions	51,478	33.8	49,936	34.2
Corporate obligations	7,998	5.2	4,249	2.9
Mortgage-backed securities- government sponsored entities	60,910	40.0	60,928	41.8
Equity securities-financial services	587	0.4	604	0.4
Total	$152,445	100.0%	$145,985	100.0%

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

Loans

Loans receivable totaled $464.6 million at June 30, 2011 compared to $356.9 million as of December 31, 2010.  The majority of the growth recorded in 2011 is a result of the acquisition of North Penn Bancorp.  Residential real estate loans increased $28.2 million after the sale of $6.5 million of residential mortgages.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio.  Commercial loans including commercial real estate loans increased $79.5 million during the period.

The allowance for loan losses totaled $5,267,000 as of June 30, 2011 and represented 1.13% of total loans, compared to $5,616,000 at December 31, 2010, and $5,421,000 as of June 30, 2010.  The Company had net charge-offs for the six months ended June 30, 2011 of $999,000 compared to $512,000 in the comparable period in 2010.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2011 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2011, non-performing loans totaled $8.8 million, which is 1.90% of total loans compared to $4,079,000, or 1.14% of total loans at December 31, 2010.  The increase was principally due to the transfer of one credit to nonaccrual status due to the borrower’s inability to make scheduled payments and the acquisition of $2.0 million of non-performing loans from North Penn.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

	June 30,		December 31,
(dollars in thousands)	2011		2010
Loans accounted for on a non-accrual basis:
Commercial and all other	$508		$513
Real Estate	8,287		3,527
Consumer	38		-
Total	8,833		4,040

Accruing loans which are contractually
past due 90 days or more	-		39
Total non-performing loans	8,833		4,079
Foreclosed real estate	1,755		748
Total non-performing assets	$10,588		$4,827
Allowance for loans losses	$5,267		$5,616
Coverage of non-performing loans	.60	x	1.38	x
Non-performing loans to total loans	1.90%		1.14%
Non-performing loans to total assets	1.26%		.76%
Non-performing assets to total assets	1.50%		.90%

Deposits

During the period, total deposits increased $144.4 million which includes growth of $135.4 million due to the acquisition.  Other variances include a $2.9 million increase in non-interest bearing demand deposits, a $15.5 million increase in money market and NOW accounts, and a $2.8 million increase in savings deposits . Certificates of deposit declined $12.2 million due primarily to the seasonality of jumbo certificates.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2011	December 31, 2010

Non-interest bearing demand	$73,718	$62,238
Interest bearing demand	56,610	38,168
Money market deposit accounts	95,628	70,812
Savings	100,497	50,341
Time deposits <$100,000	143,474	112,291
Time deposits >$100,000	68,362	60,015

Total	$538,289	$393,865

Borrowings

Short-term borrowings as of June 30, 2011 totaled $32.2 million compared to $33.3 million as of December 31, 2010.  Securities sold under agreements to repurchase declined $1.1 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	June 30,	December 31,
	2011	2010
(dollars in thousands)
Securities sold under agreements to repurchase	$31,983	$33,110
U.S. Treasury demand notes	198	199
	$32,181	$33,309

Other borrowings consisted of the following:

(dollars in thousands)
		December 31,
	June 30, 2011	2010
Notes with the FHLB:
Convertible note due January 2011 at 5.24%	$-	$3,000
Convertible note due August 2011 at 2.69%	10,000	10,000
Fixed rate note due September 2011 at 4.06%	5,000	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Fixed rate note due July 2015 at 4.34%	7,761	-
Convertible note due January 2017 at 4.71%	10,000	10,000
	$42,761	$38,000

       The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $761,000 fair value adjustment recorded at the time of the acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $43.4 million as of June 30, 2011 compared to $21.4 million as of December 31, 2010.  The increase is due to commercial real estate transactions and the North Penn acquisition.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commitments to grant loans	$43,395	$21,448
Unfunded commitments under lines of credit	28,910	30,311
Standby letters of credit	5,586	3,605

	$77,891	$55,364

Stockholders’ Equity and Capital Ratios

As of June 30, 2011, stockholders’ equity totaled $84.6  million, compared to $67.7 million as of December 31, 2010.   The net change in stockholders’ equity included $3.1 million of net income, that was partially offset by $1.8 million of dividends declared and a $200,000 reduction due to an increase in Treasury Stock.  Total equity also increased $14.7 million due to the capital assumed from North Penn.  In addition, accumulated other comprehensive income increased $900,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30,	December 31,
	2011	2010

Tier 1 Capital
(To average assets)	12.37%	12.41%
Tier 1 Capital
(To risk-weighted assets)	15.18%	18.44%
Total Capital
(To risk-weighted assets)	16.31%	19.74%

       The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of June 30, 2011 and December 31, 2010.

Liquidity

As of June 30, 2011, the Company had cash and cash equivalents of $45.2 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $152.3 million which could be used for liquidity needs.  This totals $197.5 million and represents 28.1% of total assets compared to $162.4 million and 30.2% of total assets as of December 31, 2010.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2011 and December 31, 2010.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at June 30, 2011 and December 31, 2010.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2012.  There were no borrowings under this line as of June 30, 2011 and December 31, 2010.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  Borrowings under this line were $-0- as of June 30, 2011 and December 31, 2010.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $174,000,000 as of June 30, 2011, of which $35,000,000 and $38,000,000 was outstanding at June 30, 2011 and December 31, 2010 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 37 and 41.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2011			2010
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$615	$-	0.07%	$3,000	$2	0.33%
Interest bearing deposits with banks	25,136	16	0.25	22,263	15	0.27
Securities held-to-maturity	170	4	9.41	169	3	8.12
Securities available for sale:
Taxable	101,963	695	2.73	95,367	782	3.28
Tax-exempt(1)	46,847	662	5.65	36,795	541	5.88
Total securities available for sale (1)	148,810	1,357	3.65	132,162	1,323	4.00
Loans receivable (1) (4) (5)	387,203	5,517	5.70	353,468	5,267	5.96
Total interest earning assets	561,934	6,894	4.91	511,062	6,610	5.17
Non-interest earning assets:
Cash and due from banks	7,443			7,295
Allowance for loan losses	(5,753)			(5,414)
Other assets	33,047			22,129
Total non-interest earning assets	34,737			24,010
Total Assets	$596,671			$535,072
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$126,053	132	0.42	$108,011	97	0.36
Savings	68,622	53	0.31	48,355	29	0.24
Time	185,475	747	1.61	181,163	921	2.03
Total interest bearing deposits	380,150	932	0.98	337,529	1,047	1.24
Short-term borrowings	30,634	27	0.35	22,605	81	1.43
Other borrowings	37,563	342	3.64	43,000	416	3.87
Total interest bearing liabilities	448,347	1,301	1.16	403,134	1,544	1.53
Non-interest bearing liabilities:
Demand deposits	67,922			61,528
Other liabilities	4,881			4,306
Total non-interest bearing liabilities	72,803			65,834
Stockholders' equity	75,521			66,104
Total Liabilities and Stockholders' Equity	$596,671			$535,072

Net interest income (tax equivalent basis)		5,593	3.75%		5,066	3.64%
Tax-equivalent basis adjustment		(275)			(234)
Net interest income		$5,318			$4,832
Net interest margin (tax equivalent basis)			3.98%			3.96%
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

	Increase/(Decrease)
	Three months ended June 30, 2011 Compared to Three months ended June 30, 2010 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(1)	$(1)	$(2)
Interest bearing deposits with banks	6	(5)	1
Securities held to maturity	-	1	1
Securities available for sale:
Taxable	282	(369)	(87)
Tax-exempt securities	254	(133)	121
Total securities	536	(502)	34
Loans receivable	1,432	(1,181)	251
Total interest earning assets	1,973	(1,688)	284

Interest bearing liabilities:
Interest-bearing demand and money market	18	17	35
Savings	14	10	24
Time	139	(314)	(174)
Total interest bearing deposits	171	(287)	(115)
Short-term borrowings	138	(192)	(54)
Other borrowings	(50)	(24)	(74)
Total interest bearing liabilities	259	(503)	(243)
Net interest income (tax-equivalent basis)	$1,713	$(1,186)	$527

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2011 to June 30, 2010

General

For the three months ended June 30, 2011, net income totaled $1,484,000 compared to $1,818,000 earned in the similar period in 2010.  Earnings per share for the current period were $.50 for basic and fully diluted compared to $.66 per share for the three months ended June 30, 2010.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2011 was 1.00% and 7.88%, respectively, compared to 1.36% and 11.03%, respectively, for the similar period in 2010.

        The following table sets forth changes in net income:

(dollars in thousands)	Three months ended June 30, 2011 to June 30, 2010
Net income three months ended June 30, 2010	$1,818
Change due to:
Net interest income	486
Provision for loan losses	(280)
Gain on sales of loans and securities	(84)
Other income	61
Salaries and employee benefits	(260)
Occupancy, furniture and equipment	-
Merger related expenses	(488)
All other expenses	(12)
Income tax expense	243

Net income three months ended June 30, 2011	$1,484

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2011, totaled $5,593,000, an increase of $527,000 or 10.4% from the similar period in 2010.  The fte net interest spread and net interest margin were 3.75% and 3.98%, respectively, for the three months ended June 30, 2011 compared to 3.64% and 3.96%, respectively, for the similar period in 2010.

Interest income (fte) totaled $6,894,000 with a yield on average earning assets of 4.91% compared to $6,610,000 and 5.17% for the 2010 period.  The decrease in yield was due to the reinvestment of securities cash flow and new purchases of securities at lower than historical rates, resulting in a 55 basis point decrease in the yield earned on taxable securities.  The yields earned on money market investments and tax-free securities were comparable to the second three months of 2010, while the yield on loans receivable decreased 26 basis points due to a higher level of non-performing assets.  Average earning assets totaled $561.9 million for the three months ended June 30, 2011, an increase of $50.9 million over the average for the similar period in 2010.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended June 30, 2011 totaled $1,301,000 at an average cost of 1.16% compared to $1,544,000 and 1.53% for the similar period in 2010.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.61% from 2.03% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2011 was $430,000 compared to $150,000 for the three months ended June 30, 2010.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the quarter. Net charge-offs were $943,000 for the quarter ended June 30, 2011 compared to $91,000 for the similar period in 2010.  The increase in charge-offs during the second quarter is due primarily to one credit which has been carried in nonaccrual status.

Other Income

Other income totaled $993,000 for the three months ended June 30, 2011 compared to $1,016,000 for the similar period in 2010.  The current period includes a $98,000 gain on the sale of $1.8 million of fixed residential mortgages compared to $130,000 in gains on the sale of $6.1 million of mortgages in the similar period of 2010.  The current period also includes a $12,000 gain on the sale of investment securities compared to a $64,000 gain in the second quarter of 2010.  All other service charges and fees increased $61,000 compared to the second quarter of last year including a $12,000 increase in earnings from fiduciary activities and a $22,000 improvement in service charges on deposits.

Other Expense

Other expense for the three months ended June 30, 2011 totaled $3,936,000, or an increase of $760,000 from $3,176,000 for the similar period in 2010.  Merger related expenses totaled $488,000 in the second quarter while salary and benefit costs increased $260,000 or 16.5% due to staffing increases related to the acquisition.

Income Tax Expense

Income tax expense totaled $461,000 for an effective tax rate of 23.7% for the period ending June 30, 2011 compared to $704,000 for an effective tax rate of 27.9% for the similar period in 2010 due primarily to the $10 million increase in average tax-exempt securities.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2011			2010
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$392	$-	0.12%	$3,000	$5	0.33%
Interest bearing deposits with banks	17,890	24	0.27	16,805	24	0.28
Securities held-to-maturity (1)	170	7	8.24	392	17	8.61
Securities available for sale:
Taxable	99,738	1,345	2.70	96,425	1,685	3.49
Tax-exempt (1)	46,739	1,326	5.67	34,384	1,009	5.87
Total securities available for sale (1)	146,477	2,671	3.65	130,809	2,694	4.12
Loans receivable (4) (5)	370,255	10,487	5.66	356,088	10,718	6.02
Total interest earning assets	535,184	13,189	4.93	507,094	13,458	5.31
Non-interest earning assets:
Cash and due from banks	7,122			7,027
Allowance for loan losses	(5,747)			(5,426)
Other assets	27,365			22,176
Total non-interest earning assets	28,740			23,777
Total Assets	$563,924			$530,871
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$117,545	240	0.41	$102,643	297	0.58
Savings	60,022	78	0.26	47,218	57	0.24
Time	179,234	1,499	1.67	184,047	1,947	2.12
Total interest bearing deposits	356,801	1,817	1.02	333,908	2,301	1.38
Short-term borrowings	29,234	51	0.35	23,717	61	0.51
Other borrowings	36,588	678	3.71	43,000	827	3.85
Total interest bearing liabilities	422,623	2,546	1.20	400,625	3,189	1.59
Non-interest bearing liabilities:
Demand deposits	64,907			60,057
Other liabilities	4,750			4,289
Total non-interest bearing liabilities	69,657			64,346
Stockholders' equity	71,644			65,900
Total Liabilities and Stockholders' Equity	$563,924			$530,871

Net interest income (tax equivalent basis)		10,643	3.72%		10,269	3.72%
Tax-equivalent basis adjustment		(544)			(440)
Net interest income		$10,099			$9,829
Net interest margin (tax equivalent basis)			3.98%			4.05%
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

	Increase/(Decrease) Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(3)	$(2)	$(5)
Interest bearing deposits with banks	3	(3)	-
Securities held to maturity	(9)	(1)	(10)
Securities available for sale:
Taxable	157	(497)	(340)
Tax-exempt securities	413	(96)	317
Total securities	570	(593)	(23)
Loans receivable	926	(1,157)	(231)
Total interest earning assets	1,487	(1,756)	(269)

Interest bearing liabilities:
Interest-bearing demand and money market	97	(154)	(57)
Savings	16	5	21
Time	(50)	(398)	(448)
Total interest bearing deposits	63	(547)	(484)
Short-term borrowings	28	(38)	(10)
Other borrowings	(120)	(29)	(149)
Total interest bearing liabilities	(29)	(614)	(643)
Net interest income (tax-equivalent basis)	$1,516	$(1,142)	$374

Comparison of Operating Results for Six Months Ended June 30, 2011 and June 30, 2010

General

For the six months ended June 30, 2011, net income totaled $3,144,000 compared to $3,615,000 earned in the similar period of 2010.  Earnings per share for the current period were $1.10 per share for both basic and diluted per share compared to $1.31 per share for the six months ended June 30, 2010.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2011 was 1.12% and 8.85% and 1.37% and 11.06%, respectively, for the similar period in 2010.

        The following table sets forth changes in net income:

Six Months Ended
June 30, 2011 to June 30, 2010
(dollars in thousands)
Net income six months ended June 30, 2010	$3,615

Change due to:
Net interest income	270
Provision for loan losses	(170)
Gain on sales of loans and securities	41
Other income	142
Salaries and employee benefits	(346)
Occupancy, furniture and equipment expense, net	(4)
Merger related expenses	(755)
All other expenses	(29)
Income tax expense	380

Net income six months ended June 30, 2011	$3,144

Net Interest Income

       Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2011 totaled $10,643,000, an increase of $374,000, or 3.6% over the similar period in 2010.  The fte net interest spread and net interest margin were 3.72% and 3.98% respectively, compared to 3.72% and 4.05% respectively for the similar period in 2010.

       Interest income (fte) totaled $13,189,000 with a yield on average earning assets of 4.93% compared to $13,458,000 and 5.31% for the similar period in 2010.  Residential mortgage rates have declined causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 5.66% down from 6.02% in the 2010 period.  The yield on investment securities also declined 47 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $535.2 million for the six months ended June 30, 2011 an increase of $28.1 million over the similar period in 2010.  The growth in average earning assets helped offset the decline in asset yields.

       Interest expense for the six months ended June 30, 2011 totaled $2,546,000 with an average cost of 1.20% compared to $3,189,000 and 1.59% for the 2010 period. The Company reduced rates paid on its deposits by 36 basis points and short-term borrowings by 16 basis points.  The cost of time deposits which is the largest component of interest expense was 1.67% for the 2011 period decreasing from 2.12% in 2010.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2011 was $650,000 compared to $480,000 for the six months ended June 30, 2010.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the six months ended June 30, 2011. Net charge-offs were $1.0 million for the six months ended June 30, 2011 compared to $512,000 for the similar period in 2010.  The increase in charge-offs during the 2011 period is due primarily to one credit which has been carried in nonaccrual status.

Other Income
Other income totaled $2,201,000 for the six months ended June 30, 2011 compared to $2,018,000 for the similar period in 2010.  The current period includes $241,000 in gains on the sale of $6.5 million of residential mortgage loans compared to $205,000 in similar gains on the sales of $10.5 million of mortgage loans in the 2010 period.  Gains on the sale investment securities totaled $224,000 on sales of $10.3 million for the 2011 period compared to $219,000 of gains on sales of $12.6 million in the similar 2010 period.  The proceeds from investment securities sales were reinvested to improve credit quality in the Company’s municipal bond portfolio.

Other Expenses
Other expense totaled $7,470,000 for the six months ended June 30, 2011 an increase of $1,134,000 compared to $6,336,000 for the similar period in 2010.  The majority of the increase was related to the $755,000 of merger related costs incurred in 2011.  Salary and benefit costs also increased due to new hires and merit increases.  The efficiency ratio for the 2011 period was 60.7% compared to 53.4% in the 2010 period due to the acquisition costs recorded in 2011.

Income Tax Expense
Income tax expense totaled $1,036,000 for an effective tax rate of 24.8% in the 2011 period compared to $1,416,000 and 28.1% in 2010.  The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2011, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2011, the Company had a positive 90 day interest sensitivity gap of $67.5 million or 9.6% of total assets, an increase from the $41.3 million or 7.7% of total assets as of December 31, 2010.  Rate sensitive assets repricing within 90 days increased $57.9 million due to loans acquired and a higher level of  overnight liquidity.  Time deposits repricing within 90 days increased $5.6 million, while non-maturity interest bearing balances increased $14.2 million and other borrowings increased $11.9 million due primarily to the acquisition.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2011
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$35,692	$250	$-	$-	$35,942
Securities	9,171	24,849	46,739	71,686	152,445
Loans Receivable	120,098	87,355	142,539	114,654	464,646
Total RSA	164,961	112,454	189,278	186,340	653,033

Non-maturity interest-bearing deposits	39,435	43,139	113,772	56,389	252,735
Time Deposits	35,581	80,619	66,986	26,650	211,836
Other	22,403	10,793	23,986	17,760	74,942
Total RSL	97,419	134,551	206,744	100,799	539,513

Interest Sensitivity Gap	$67,542	$(22,097)	$(17,466)	$85,541	$113,520
Cumulative Gap	67,542	45,445	27,979	113,520
RSA/RSL-cumulative	169.3%	119.6%	106.4%	121.0%

December 31, 2010

Interest Sensitivity Gap	$41,341	$(33,613)	$10,969	$92,050	$110,747
Cumulative Gap	41,341	7,728	18,697	110,747
RSA/RSL-cumulative	162.9%	103.9%	105.5%	127.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (2)

April 1–April 30, 2011(1)	468	$27.77	0	85,532
May 1–May 31, 2011	0	0	0	0
June 1 – June 30, 2011(1)	72	27.77	0	85,460
	540	$27.77	0	85,460

(1) Purchases related to the Company’s Employee Stock Ownership Plan (ESOP) related to purchases of shares from terminated employees and voluntary diversification.

(2) On March 19, 2008 the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.6	Salary Continuation Agreement between the Bank and Edward C. Kasper (3)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.13	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files (to be filed by Amendment)
___________________________

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(5)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(6)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(7)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(6)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(7)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 9, 2011	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2011	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and Chief Financial Officer
(Principal Financial Officer)