Form 10-Q/A
period 2011-06-30
NORWOOD FINANCIAL CORP
filed 2011-08-31
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number   0-28364

Norwood Financial Corp.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2828306
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of principal executive offices)	(Zip Code)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended June, 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filled for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance (2)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.6	Salary Continuation Agreement between the Bank and Edward C. Kasper (3)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.13	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO *
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
______________________
*	Previously filed with Norwood Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (filed on August 9, 2011).

**
Attached as Exhibits 101 to this Form 10-Q/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

NORWOOD FINANCIAL CORP.

Date:	August 31, 2011	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 31, 2011	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and Chief Financial Officer
(Principal Financial Officer)

4