Form 10-Q
period 2011-09-30
NORWOOD FINANCIAL CORP
filed 2011-11-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of November 1, 2011
Common stock, par value $0.10 per share	3,292,366

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$12,472	$5,782
Interest bearing deposits with banks	25,577	7,843
Federal funds sold	-	3,000
Cash and cash equivalents	38,049	16,625

Securities available for sale, at fair value	145,734	145,815
Securities held to maturity, fair value 2011: $177, 2010: $179	171	170
Loans receivable (net of unearned income)	454,832	356,855
Less: Allowance for loan losses	5,345	5,616
Net loans receivable	449,487	351,239
Investment in Federal Home Loan Bank Stock, at cost	3,782	3,361
Bank premises and equipment, net	7,601	4,904
Bank owned life insurance	11,767	8,249
Accrued interest receivable	2,758	2,166
Foreclosed real estate owned	3,355	748
Goodwill	9,483	13
Other intangibles	840	-
Other assets	5,854	3,715
TOTAL ASSETS	$678,881	$537,005

LIABILITIES
Deposits:
Non-interest bearing demand	$78,500	$62,238
Interest-bearing	448,013	331,627
Total deposits	526,513	393,865
Short-term borrowings	31,976	33,309
Other borrowings	27,716	38,000
Accrued interest payable	1,489	1,536
Other liabilities	4,274	2,597
TOTAL LIABILITIES	591,968	469,307

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2011:3,371,866 shares, 2010: 2,840,872 shares	337	284
Surplus	24,647	9,826
Retained earnings	61,296	58,648
Treasury stock at cost: 2011: 79,500 shares, 2010: 72,068 shares	(2,404)	(2,197)
Accumulated other comprehensive income	3,037	1,137
TOTAL STOCKHOLDERS’ EQUITY	86,913	67,698
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,881	$537,005
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans receivable, including fees	$6,521	$5,266	$16,917	$15,894
Securities	1,116	1,115	3,341	3,477
Other	18	14	42	43
Total interest income	7,655	6,395	20,300	19,414

INTEREST EXPENSE
Deposits	1,054	1,031	2,871	3,332
Short-term borrowings	24	26	75	87
Other borrowings	314	419	992	1,247
Total interest expense	1,392	1,476	3,938	4,666
NET INTEREST INCOME	6,263	4,919	16,362	14,748
PROVISION FOR LOAN LOSSES	425	250	1,075	730
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,838	4,669	15,287	14,018

OTHER INCOME
Service charges and fees	581	587	1,722	1,680
Income from fiduciary activities	106	121	324	300
Net realized gains on sales of securities	544	161	768	380
Gains on sale of loans and servicing rights	41	3	282	208
Other	234	163	611	485
Total other income	1,506	1,035	3,707	3,053

OTHER EXPENSES
Salaries and employee benefits	2,129	1,657	5,662	4,844
Occupancy, furniture & equipment, net	489	388	1,295	1,190
Data processing related	233	195	635	607
Taxes, other than income	142	77	414	374
Professional fees	171	81	296	358
Merger related expenses	16	-	771	-
Federal Deposit Insurance Corporation insurance assessment	102	121	317	357
Foreclosed real estate owned	372	3	408	32
Other	700	590	2,026	1,686
Total other expenses	4,354	3,112	11,824	9,448

INCOME BEFORE INCOME TAXES	2,990	2,592	7,170	7,623
INCOME TAX EXPENSE	775	702	1,811	2,118
NET INCOME	$2,215	$1,890	$5,359	$5,505

BASIC EARNINGS PER SHARE	$.67	$.68	$1.79	$1.99

DILUTED EARNINGS PER SHARE	$.67	$.68	$1.79	$1.99

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2011
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2010	2,840,872	$284	$9,826	$58,648	72,068	$(2,197)	$1,137	$67,698
Comprehensive Income:
Net Income				5,359				5,359
Change in unrealized gains on securities available for sale, net of reclassification adjustments and tax effects							1,900	1,900
Total comprehensive income								7,259

Cash dividends declared $.87 per share				(2,711)				(2,711)
Acquisition of treasury stock					7,432	(207)		(207)
Compensation expense related to stock options			126					126
Effect of North Penn acquisition	530,994	53	14,695					14,748
Balance, September 30, 2011	3,371,866	$337	$24,647	$61,296	79,500	$(2,404)	$3,037	$86,913

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,359	$5,505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	730
Depreciation	369	347
Amortization of intangible assets	68	39
Deferred income taxes	(31)	(36)
Net amortization of securities premiums and discounts	564	273
Net realized gain on sales of securities	(768)	(380)
Net increase in value of life insurance	(299)	(270)
Loss (gain) on sale of bank premises and equipment and foreclosed real estate	54	(3)
Net gain on sale of mortgage loans and servicing rights	(282)	(208)
Mortgage loans originated for sale	(8,677)	(10,537)
Proceeds from sale of mortgage loans originated for sale	8,959	10,745
Compensation expense related to stock options	126	122
Decrease in accrued interest receivable and other assets	2,049	569
Increase (decrease) in accrued interest payable and other liabilities	675	(14)
Net cash provided by operating activities	9,241	6,882

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	27,734	23,778
Proceeds from maturities and principal reductions on mortgage-backed securities	23,180	51,704
Purchases	(35,043)	(82,518)
Securities held to maturity, proceeds from maturities	-	540
Redemption of FHLB stock	527	-
Net decrease in loans	15,975	3,886
Purchase of bank premises and equipment	(135)	(175)
Proceeds from sale of bank premises and equipment and foreclosed real estate	346	100
Acquisition, net of cash and cash equivalents acquired	4,544	-
Net cash provided by (used in) investing activities	37,128	(2,685)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(2,786)	7,179
Net decrease in short-term borrowings	(1,333)	(1,274)
Repayments of other borrowings	(18,060)	(5,000)
Stock options exercised	-	111
Tax benefit of stock options exercised	-	32
Acquisition of treasury stock	(207)	(529)
Cash dividends paid	(2,559)	(2,318)
Net cash used in financing activities	(24,945)	(1,799)
Increase in cash and cash equivalents	21,424	2,398

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,625	17,355
CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,049	$19,753

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future interim period.

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

           The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Basic EPS weighted average shares outstanding	3,292	2,760	3,001	2,762
Dilutive effect of stock options	1	4	1	5
Diluted EPS weighted average shares outstanding	3,293	2,764	3,002	2,767

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 165,150 and 113,150 as of September 30, 2011 and 2010, respectively, based upon the closing price of Norwood common stock of $24.02 and $28.00 per share on September 30, 2011 and 2010, respectively.

3.   Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007, 24,000 options in 2008, 27,000 options in 2009, 28,000 options in 2010 and 1,000 in 2011, all of which have a twelve month vesting period. As of September 30, 2011, there was $44,000 of total unrecognized compensation cost related to non-vested options granted in 2010 and 2011 under the plan, which will be fully amortized by December 31, 2011.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2011	189,639	$28.52	6.6	Yrs.	$146
Granted	1,000	26.27	9.75	Yrs.	-
Exercised	-	-	-		-
Outstanding at September 30, 2011	190,639	$28.51	5.8	Yrs.	$44

Exercisable at September 30, 2011	162,639	$28.65	4.4	Yrs.	$44

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $24.02 as of September 30, 2011 and $27.77 as of December 31, 2010.  During the nine months ended September 30, 2011, no stock options were exercised.

4.   Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks all of which mature within 90 days and federal funds sold.

Cash payments for interest for the nine months ended September 30, 2011 and 2010 were $3,985,000 and $5,071,000, respectively.  Cash payments for income taxes for the periods ending September 30, 2011 and 2010 were $1,409,000 and $1,990,000, respectively.  Non-cash investing activity for 2011 and 2010 included repossession of other assets and foreclosed mortgage loans transferred to real estate owned of $3,051,000 and $564,000, respectively.

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2011	2010	2011	2010
Unrealized holding gains on available for sale securities	$2,020	$908	$3,647	$1,970
Reclassification adjustment for gains realized in income	(544)	(161)	(768)	(380)
Net unrealized gains	1,476	747	2,879	1,590
Income tax expense	502	254	979	541
Other comprehensive income	$974	$493	$1,900	$1,049

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2011	2010
Commitments to grant loans	$37,649	$19,867
Unfunded commitments under lines of credit	31,183	30,992
Standby letters of credit	11,960	3,195

	$80,792	$54,054

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

7.   Securities

       The amortized cost and fair value of securities were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
U.S. Government agencies	$16,335	$277	$-	$16,612
States and political subdivisions	55,512	1,923	(72)	57,363
Corporate obligations	7,732	168	(16)	7,884
Mortgage-backed securities- government sponsored entities	61,290	2,251	(10)	63,531
	$140,869	$4,619	$(98)	145,390
Equity securities-financial services	257	90	(3)	344
	$141,126	$4,709	$(101)	145,734
Held to Maturity:
States and political subdivisions	$171	$6	$-	$177

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
U.S. Government agencies	$30,194	$392	$(318)	$30,268
States and political subdivisions	49,880	510	(624)	49,766
Corporate obligations	4,018	231	-	4,249
Mortgage-backed securities-government sponsored entities	59,770	1,398	(240)	60,928
	143,862	2,531	(1,182)	145,211
Equity securities-financial services	224	381	(1)	604
	$144,086	$2,912	$(1,183)	$145,815
Held to Maturity:
States and political subdivisions	$170	$9	$-	$179

    The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$4,270	$(72)	$-	$-	$4,270	$(72)
Corporate obligations	1,016	(16)	-	-	1,016	(16)
Mortgage-backed securities-government sponsored agencies	2,588	(10)	-	-	2,588	(10)
Equity securities-financial services	$34	$(2)	15	(1)	49	(3)
	$7,908	$(100)	$15	$(1)	$7,923	$(101)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$8,696	$(318)	$-	$-	$8,696	$(318)
States and political subdivisions	21,829	(624)	-	-	21,829	(624)
Mortgage-backed securities-government sponsored agencies	20,113	(240)	-	-	20,113	(240)
Equity securities-financial services	15	(1)	-	-	15	(1)
	$50,653	$(1,183)	$-	$-	$50,653	$(1,183)

At September 30, 2011, the Company has 11 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  Management believes that the other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2011 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,118	$1,121	$-	$-
Due after one year through five years	21,715	22,167	171	177
Due after five years through ten years	23,995	24,830	-	-
Due after ten years	32,751	33,741	-	-

Mortgage-backed securities-government sponsored agencies	61,290	63,531	-	-
	$140,869	$145,390	$171	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Gross realized gains	$548	$161	$776	$380
Gross realized losses	(4)	-	(8)	-
Net realized gain	$544	$161	$768	$380
Proceeds from sales of securities	$17,390	$11,091	$27,734	$23,778

8. Loans Receivable and Allowance for Loan Losses

Included in the 2011 growth are balances acquired from North Penn, as of the acquisition date, as follows (in thousands):

Real Estate – Residential	$36,221
Commercial	70,789
Construction	358
Commercial, financial and agricultural	10,499
Consumer loans to individuals	1,831
Total loans	$119,698

     Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)
	September 30, 2011		December 31, 2010

Real Estate- Residential	$148,925	32.7%	$124,562	34.9%
Commercial	256,964	56.5	184,094	51.5
Construction	11,486	2.5	12,638	3.5
Commercial, financial and agricultural	23,343	5.1	22,386	6.3
Consumer loans to individuals	14,524	3.2	13,668	3.8
Total loans	455,242	100.0%	357,348	100.0%

Deferred fees (net)	(410)		(493)
	454,832		356,855
Less: Allowance for loan losses	5,345		5,616
Net loans receivable	$449,487		$351,239

    Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.

    Upon acquisition, the Company evaluated whether each acquired loan (regardless of size) was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  The carrying value of purchased loans acquired with deteriorated credit quality was $1.5 million at June 30, 2011.  There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and September 30, 2011.  The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral.

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

    The carrying value of the loans acquired and accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, was determined by projecting discounted contractual cash flows. The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the North Penn acquisition:

(In thousands)	2011

Unpaid principal balance	$1,936
Interest	1,669
Contractual cash flows	3,605
Non-accretable discount	(1,724)
Expected cash flows	1,881
Accretable discount	(329)
Estimated fair value	$1,552

    Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30, 2011:

Balance at beginning of period	$329
Accretion	(40)
Reclassification and other	-
Balance at end of period	$289

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

    The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2011			(In thousands)
Total Loans	$148,925	$256,964	$11,486	$23,343	$14,524	$455,242

Individually evaluated for impairment	$-	$14,174	$-	$391	$-	$14,565
Loans acquired with deteriorated credit quality	-	780	-	-	-	780
Collectively evaluated for impairment	$148,925	$242,010	$11,486	$22,952	$14,524	$439,897

	Real Estate Loans
				Commercial	Consumer
	Residentail	Commercial	Construction	Loans	Loans	Total
December 31, 2010			(In thousands)
Total Loans	$124,562	$184,094	$12,638	$22,386	$13,668	$357,348

Individually evaluated for impairment	$-	$14,239	$-	$513	$-	$14,752
Collectively evaluated for impairment	$124,562	$169,855	$12,638	$21,873	$13,668	$342,596

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	7,539	7,539	-	5,072	238
Commercial Loans	391	391	-	395	-
Consumer Loans	-	-	-	-	-
Total	7,930	7,930	-	5,467	238
With an allowance recorded:
Real Estate Loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	7,415	7,415	1,322	10,382	142
Commercial Loans	-	-	-	-	-
Consumer Loans	-	-	-	-	-
Total	7,415	7,415	1,322	10,382	142
Total:
Real Estate loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	14,954	14,954	1,322	15,454	380
Commercial Loans	391	391	-	395	-
Consumer Loans	-	-	-	-	-
Total Impaired Loans	$15,345	$15,345	$1,322	$15,849	$380

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$-	$-	$-	$-	$-
Construction	-	-	-	-	-
Commercial	5,598	5,598	-	5,088	266
Commercial Loans	513	513	-	115	-
Consumer Loans	-	-	-	-	-
Total	6,111	6,111	-	5,203	266
With an allowance recorded:
Real Estate Loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	8,641	8,548	1,648	4,734	119
Commercial Loans	-	-	-	159	-
Consumer Loans	-	-	-	-	-
Total	8,641	8,548	1,648	4,893	119
Total:
Real Estate loans
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	14,239	14,146	1,648	9,822	385
Commercial Loans	513	513	-	274	-
Consumer Loans	-	-	-	-	-
Total Impaired Loans	$14,752	$14,659	$1,648	$10,096	$385

    Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2011, troubled debt restructured loans totaled $7.4 million and resulted in specific reserves of $1.3 million.  During 2011, there were no new loans identified as troubled debt restructurings.  As of December 31, 2010, troubled debt restructured loans totaled $7.6 million and resulted in specific reserves of $1.5 million.  During the first nine months of 2010, there were no loan modifications classified as troubled debt restructurings.  The following table provides detail related to loans identified as troubled debt restructurings as of September 30, 2011:

	Modifications As of September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
	(In thousands)
Troubled Debt Restructuring
Commercial	2	$8,534	$7,406

	Number of Contracts	Recorded Investment
Troubled Debt Restructuring
That Subsequently Defaulted
Commercial	1	$480

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2011 and December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
September 30, 2011
Commercial real estate loans	$230,028	$8,209	$18,727	$-	$-	$256,964
Commercial loans	22,393	86	864	-	-	23,343
Total	$252,421	$8,295	$19,591	$-	$-	$280,307

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2010
Commercial real estate loans	$165,226	$1,780	$17,088	$-	$-	$184,094
Commercial loans	21,759	75	552	-	-	22,386
Total	$186,985	$1,855	$17,640	$-	$-	$206,480

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Performing	Nonperforming	Total

Residential real estate loans	$147,132	$1,793	$148,925
Construction	11,486	-	11,486
Consumer loans	14,524	-	14,524
Total	$173,142	$1,793	$174,935

December 31, 2010	Performing	Nonperforming	Total

Residential real estate loans	$123,623	$939	$124,562
Construction	12,638	-	12,638
Consumer loans	13,668	-	13,668
Total	$149,929	$939	$150,868

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2011 and December 31, 2010 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2011
Real Estate loans
Residential	$142,993	$2,334	$1,805	$-	$1,793	$5,932	$148,925
Construction	11,445	35	6	-	-	41	11,486
Commercial	250,979	1,302	593	-	4,090	5,985	256,964
Commercial loans	22,952	-	-	-	391	391	23,343
Consumer loans	14,467	52	5	-	-	57	14,524
Total	$442,836	$3,723	$2,409	$-	$6,274	$12,406	$455,242

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2010
Real Estate loans
Residential	$123,177	$407	$-	$39	$939	$1,385	$124,562
Construction	12,622	16	-	-	-	16	12,638
Commercial	176,981	3,047	1,478	-	2,588	7,113	184,094
Commercial loans	21,858	15	-	-	513	528	22,386
Consumer loans	13,642	24	2	-	-	26	13,668
Total	$348,280	$3,509	$1,480	$39	$4,040	$9,068	$357,348

The following table presents changes in the allowance for loan losses:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Allowance balance at beginning of period	$5,267	$5,421	$5,616	$5,453
Charge-offs:	(384)	(166)	(1,417)	(690)
Recoveries:	37	8	71	20
Provision expense	425	250	1,075	730
Allowance balance at end of period	$5,345	$5,513	$5,345	$5,513

    The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total

Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(372)	(963)	-	(2)	(80)	(1,417)
Recoveries	25	-	-	5	41	71
Provision Expense	333	782	(29)	(20)	9	1,075
Ending balance, September 30, 2011	$1,153	$3,795	$81	$154	$162	$5,345
Ending balance individually evaluated for impairment	$-	$1,322	$-	$-	$-	$1,322
Ending balance collectively evaluated for impairment	$1,153	$2,473	$81	$154	$162	$4,023

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2011, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, summer camps, and builders/contractors with loans outstanding of $44.6 million, or 52.4% of capital, to the hospitality lodging industry; $14.4 million, or 16.9% of capital, to summer camps; and $13.0 million, or 15.2% of capital, to builders/contractors.   During the third quarter, the Company recognized a write-down of $198,000 on one motel loan that was previously carried in nonaccrual status and transferred the property to Foreclosed Real Estate Owned.  There were no losses recognized on loans to builders/contractors or summer camps in 2011.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $240,000 and $21,000 respectively, in the first nine months of 2011 compared to $153,000 and $14,000, respectively, in the same period in 2010.  The proceeds from the sales of residential mortgage loans totaled $9.0 million and $10.7 million for the nine months ended September 30, 2011 and 2010, respectively.

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

    For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	Fair Value Measurement Reporting Date Using
Description	Total	(Level 1) Quoted Prices in Active Markets For Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2011
Available for Sale:
US Government agencies	$16,612	$-	$16,612	$-
States and political subdivisions	57,363	-	57,363	-
Corporate obligations	7,884	-	7,884	-
Mortgage-backed securities-government sponsored agencies	63,531	-	63,531	-
Equity securities-financial services	344	344	-	-
Total	$145,734	$344	$145,390	$-

December 31, 2010
Available for Sale:
US Government agencies	$30,268	$-	$30,268	$-
States and political subdivisions	49,766	-	49,766	-
Corporate obligations	4,249	-	4,249	-
Mortgage-backed securities-government sponsored agencies	60,928	-	60,928	-
Equity securities-financial services	604	604	-	-
Total	$145,815	$604	$145,211	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Reporting Date using
		(Level 1)	(Level 2)
(In thousands)		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		For Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
September 30, 2011
Impaired Loans	$14,023	$-	$-	$14,023
Foreclosed Real Estate Owned	3,355	-	-	3,355
	$17,378	$-	$-	$17,378

December 31, 2010
Impaired Loans	$13,104	$-	$7,038	$6,066
Foreclosed Real Estate Owned	748	-	748	-
	$13,852	$-	$7,786	$6,066

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010.

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

Impaired loans (generally carried at fair value):

The Company measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as either Level 2 or Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  As of September 30, 2011, the fair value investment in impaired loans totaled $15.3 million which includes 2 loans for $7.4 million for which a valuation allowance has been provided based on current collateral values and 17 loans for $7.9 million which do not require a valuation allowance since the current collateral value exceeds the loan value.  As of September 30, 2011, the Company has recognized charge-offs against the allowance for loan losses on currently impaired loans in the amount of $739,000 over the life of the loans.

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

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member bank’s excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.  Subsequent repurchases have been executed in each quarter of 2011.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2011.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$38,049	$38,049	$16,625	$16,625
Securities	145,905	145,911	145,985	145,994
Loans receivable, net	449,487	457,631	351,239	358,873
Mortgage servicing rights	314	314	250	274
Investment in FHLB stock	3,782	3,782	3,361	3,361
Accrued interest receivable	2,758	2,758	2,166	2,166

Financial liabilities:
Deposits	526,513	528,387	393,865	395,157
Short-term borrowings	31,976	31,976	33,309	33,309
Other borrowings	27,716	30,204	38,000	40,413
Accrued interest payable	1,489	1,489	1,536	1,536

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-

10.           New and Recently Adopted Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has provided the necessary disclosures in Note 8 herein.

In December, 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 8.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

11.   Acquisition of North Penn Bancorp, Inc.

On May 31, 2011, the Company closed on a merger transaction pursuant to which Norwood Financial Corp acquired North Penn Bancorp, Inc. in a stock and cash transaction.  The acquisition was an in-market transaction that expanded the Company’s existing footprint in Monroe County, Pennsylvania and extended its footprint into Lackawanna County, Pennsylvania.

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

    The Company recorded goodwill and other intangibles associated with the purchase of North Penn Bancorp, Inc. totaling $10.4 million. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the quarter ended September 30, 2011. The carrying amount of the goodwill at September 30, 2011 was $9.5 million.

    Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the quarter ended September 30, 2011, no such adjustments were recorded. The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2011 was $895,000 with $55,000 accumulated amortization as of that date.

    As of September 30, 2011, the current year and estimated future amortization expense for the core deposit intangible was:

2011	$95,000
2012	153,000
2013	137,000
2014	121,000
2015	104,000
2016	88,000
2017	72,000
2018	56,000
2019	39,000
2020	23,000
2021	7,000
$895,000

    Results of operations for North Penn prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2011. Due to the significant amount of fair value adjustments historical results of North Penn are not relevant to the Company's results of operations. Therefore, no pro forma information is presented.

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

Restricted stock which represents required investment in the common stock of correspondent banks is carried at cost and as of September 30, 2011 and December 31, 2010, consists of the common stock of the Federal Home Loan Bank of Pittsburgh.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of excess capital stock.  In October, 2010, the FHLB of Pittsburgh repurchased a portion of member bank’s excess stock, but notified member banks that decisions regarding future capital stock repurchases will be made on a quarterly basis.  Subsequent stock repurchases have been executed in each quarter since October 2010.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2011 and December 31, 2010.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition of the issuer, and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at September 30, 2011 and December 31, 2010 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of September 30, 2011 were $678.9 million compared to $537.0 million as of December 31, 2010, an increase of $141.9 million.  The increase includes $168.3 million of assets acquired as a result of the North Penn transaction.

Securities

The fair value of securities available for sale as of September 30, 2011 was $145.7 million compared to $145.8 million as of December 31, 2010.  The Company purchased $35.0 million of securities principally using the proceeds from $50.9 million of securities sold, called, maturities and principal reductions.  Additionally, the Company acquired $12.6 million of securities in the North Penn transaction.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$16,612	11.4%	$30,268	20.7%
States and political subdivisions	57,534	39.4	49,936	34.2
Corporate obligations	7,884	5.4	4,249	2.9
Mortgage-backed securities- government sponsored entities	63,531	43.6	60,928	41.8
Equity securities-financial services	344	0.2	604	0.4
Total	$145,905	100.0%	$145,985	100.0%

The Company has securities in an unrealized loss position.  In management’s opinion, the unrealized losses in state and political subdivisions, corporate obligations and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets.  Management believes that the unrealized losses on all other equity holdings represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans

Loans receivable totaled $454.8 million at September 30, 2011 compared to $356.9 million as of December 31, 2010.  The majority of the growth recorded in 2011 is a result of the acquisition of North Penn Bancorp.  Residential real estate loans increased $24.4 million after the sale of $8.7 million of residential mortgages.  The loans were sold for interest rate risk management to shorten the average life of the mortgage loan portfolio.  Commercial loans including commercial real estate loans increased $73.8 million during the period.

The allowance for loan losses totaled $5,345,000 as of September 30, 2011 and represented 1.18% of total loans, compared to $5,616,000 at December 31, 2010, and $5,513,000 as of September 30, 2010.  The Company had net charge-offs for the nine months ended September 30, 2011 of $1,346,000 compared to $670,000 in the comparable period in 2010.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions;

trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2011 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of September 30, 2011, non-performing loans totaled $6.3 million, which is 1.38% of total loans compared to $4,079,000, or 1.14% of total loans at December 31, 2010.  The increase was principally due to the acquisition of $2.0 million of non-performing loans from North Penn.

    The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2011	December 31, 2010
Loans accounted for on a non-accrual basis:
Commercial and all other	$391	$513
Real Estate	5,883	3,527
Consumer	-	-
Total	6,274	4,040

Accruing loans which are contractually
past due 90 days or more	-	39
Total non-performing loans	6,274	4,079
Foreclosed real estate	3,355	748
Total non-performing assets	$9,629	$4,827
Allowance for loans losses Coverage of non-performing loans	5,345 .85x	$5,616 1.38x
Non-performing loans to total loans	1.38%	1.14%
Non-performing loans to total assets	.92%	.76%
Non-performing assets to total assets	1.42%	.90%

Deposits

During the period, total deposits increased $132.6 million which includes growth of $135.4 million due to the North Penn acquisition.  Other variances include a $7.7 million increase in non-interest bearing demand deposits, a $20.0 million increase in money market and NOW accounts, and a $28.0 million decrease in savings deposits.  The fluctuations between money market and savings balances are due to internal migration resulting from the merger. Certificates of deposit declined $17.9 million due primarily to the seasonality of jumbo certificates and transfers to more liquid accounts.

      The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2011	December 31, 2010

Non-interest bearing demand	$78,500	$62,238
Interest bearing demand	53,216	38,168
Money market deposit accounts	119,002	70,812
Savings	69,651	50,341
Time deposits <$100,000	142,582	112,291
Time deposits >$100,000	63,562	60,015

Total	$526,513	$393,865

Borrowings

Short-term borrowings as of September 30, 2011 totaled $32.0 million compared to $33.3 million as of December 31, 2010.  Securities sold under agreements to repurchase declined $1.3 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	September 30, 2011	December 31, 2010
(dollars in thousands)
Securities sold under agreements to repurchase	$31,779	$33,110
U.S. Treasury demand notes	197	199
	$31,976	$33,309

Other borrowings consisted of the following:

(dollars in thousands)
	September 30, 2011	December 31, 2010
Notes with the FHLB:
Convertible note due January 2011 at 5.24%	$-	$3,000
Convertible note due August 2011 at 2.69%	-	10,000
Fixed rate note due September 2011 at 4.06%	-	5,000
Convertible note due October 2012 at 4.37%	5,000	5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Fixed rate note due July 2015 at 4.34%	7,716	-
Convertible note due January 2017 at 4.71%	10,000	10,000
	$27,716	$38,000

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $716,000 fair value adjustment recorded at the time of the acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $37.6 million as of September 30, 2011 compared to $21.4 million as of December 31, 2010.  The increase is due to commercial real estate transactions and the North Penn acquisition.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Commitments to grant loans	$37,649	$21,448
Unfunded commitments under lines of credit	31,183	30,311
Standby letters of credit	11,960	3,605

	$80,792	$55,364

Stockholders’ Equity and Capital Ratios
As of September 30, 2011, stockholders’ equity totaled $86.9 million, compared to $67.7 million as of December 31, 2010.   The net change in stockholders’ equity included $5.4 million of net income, that was partially offset by $2.7 million of dividends declared and a $200,000 reduction due to an increase in Treasury Stock.  Total equity also increased $14.7 million due to the issuance of common stock in the North Penn transaction.  In addition, accumulated other comprehensive income increased $1.9 million due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30,	December 31,
	2011	2010

Tier 1 Capital
(To average assets)	10.91%	12.41%
Tier 1 Capital
(To risk-weighted assets)	15.81%	18.44%
Total Capital
(To risk-weighted assets)	16.97%	19.74%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of September 30, 2011 and December 31, 2010.

Liquidity
As of September 30, 2011, the Company had cash and cash equivalents of $38.1 million in the form of cash, due from banks, Federal Funds sold and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $145.7 million which could be used for liquidity needs.  This totals $183.8 million and represents 27.1% of total assets compared to $162.4 million and 30.2% of total assets as of December 31, 2010.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2011 and December 31, 2010.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2011.  There were no borrowings under this line at September 30, 2011 and December 31, 2010.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2012.  There were no borrowings under this line as of September 30, 2011 and December 31, 2010.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  Borrowings under this line were $-0- as of June 30, 2011 and December 31, 2010.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $208,000,000 as of September 30, 2011, of which $27,000,000 and $38,000,000 was outstanding at September 30, 2011 and December 31, 2010 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 38 and 42.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2011			2010
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$1,416	$-	0.04%	$3,000	$2	0.27%
Interest bearing deposits with banks	26,627	18	0.27	16,529	12	0.29
Securities held-to-maturity	170	3	7.06	169	3	7.10
Securities available for sale:
Taxable	94,973	626	2.64	96,562	687	2.85
Tax-exempt(1)	52,824	740	5.60	44,583	646	5.80
Total securities available for sale (1)	147,797	1,366	3.70	141,145	1,333	3.78
Loans receivable (1) (4) (5)	460,450	6,578	5.71	353,953	5,318	6.01
Total interest earning assets	636,460	7,965	5.01	514,796	6,668	5.18
Non-interest earning assets:
Cash and due from banks	10,120			7,642
Allowance for loan losses	(5,358)			(5,481)
Other assets	46,985			23,261
Total non-interest earning assets	51,747			25,422
Total Assets	$688,207			$540,218
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$160,344	165	0.41	$115,553	152	0.53
Savings	84,062	61	0.29	49,759	27	0.22
Time	209,106	828	1.58	171,240	852	1.99
Total interest bearing deposits	453,512	1,054	0.93	336,552	1,031	1.23
Short-term borrowings	28,956	24	0.33	23,933	26	0.43
Other borrowings	38,285	314	3.28	42,891	419	3.92
Total interest bearing liabilities	520,753	1,392	1.07	403,376	1,476	1.46
Non-interest bearing liabilities:
Demand deposits	75,831			64,512
Other liabilities	5,204			5,508
Total non-interest bearing liabilities	81,035			70,020
Stockholders' equity	86,419			66,822
Total Liabilities and Stockholders' Equity	$688,207			$540,218

Net interest income (tax equivalent basis)		6,573	3.94%		5,192	3.72%
Tax-equivalent basis adjustment		(310)			(273)
Net interest income		$6,263			$4,919
Net interest margin (tax equivalent basis)			4.13%			4.03%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

    Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2011 Compared to Three months ended September 30, 2010 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Federal funds sold	$(1)	$(1)	$(2)
Interest bearing deposits with banks	11	(5)	6
Securities held to maturity	-	-	-
Securities available for sale:
Taxable	(11)	(50)	(61)
Tax-exempt securities	225	(131)	94
Total securities	214	(181)	33
Loans receivable	2,885	(1,626)	1,259
Total interest earning assets	3,109	(1,813)	1,296

Interest bearing liabilities:
Interest-bearing demand and money market….	178	(165)	13
Savings	23	11	34
Time	711	(735)	(24)
Total interest bearing deposits	912	(889)	23
Short-term borrowings	22	(24)	(2)
Other borrowings	(42)	(64)	(106)
Total interest bearing liabilities	892	977	(85)
Net interest income (tax-equivalent basis)	$2,217	$(836)	$1,381

    Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2011 to September 30, 2010

General

For the three months ended September 30, 2011, net income totaled $2,215,000 compared to $1,890,000 earned in the similar period in 2010.  The increased net income for the three months ended September 30, 2011 reflects the full-quarter impact of the acquisition of North Penn Bancorp, Inc. (“North Penn”), which was completed on May 31, 2011.  Earnings per share for the current period were $.67 for basic and fully diluted compared to $.68 per share for the three months ended September 30, 2010.  The decrease in earnings per share for the three months ended September 30, 2011 reflects the increase in outstanding shares resulting from the North Penn acquisition.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2011 was 1.28% and 10.17%, respectively, compared to 1.39% and 10.98%, respectively, for the similar period in 2010.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended September 30, 2011 to September 30, 2010
Net income three months ended September 30, 2010	$1,890
Change due to:
Net interest income	1,344
Provision for loan losses	(175)
Gain on sales of loans and securities	421
Other income	50
Salaries and employee benefits	(472)
Occupancy, furniture and equipment	(101)
Foreclosed real estate expense	(369)
All other expenses	(300)
Income tax expense	(73)

Net income three months ended September 30, 2011	$2,215

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2011, totaled $6,573,000, an increase of $1,381,000 or 26.6% from the similar period in 2010.  The increase in net interest income largely reflects the increase in interest-earning assets from the North Penn acquisition.  The fte net interest spread and net interest margin were 3.94% and 4.13%, respectively, for the three months ended September 30, 2011 compared to 3.72% and 4.03%, respectively, for the similar period in 2010.

Interest income (fte) totaled $7,965,000 with a yield on average earning assets of 5.01% compared to $6,668,000 and 5.18% for the 2010 period.  The decrease in yield was due to a 30 basis point decrease in loan yields due to growth at current market rates and a higher level of nonperforming assets, combined with the reinvestment of securities cash flow and new purchases of securities at lower than historical rates.  The yields earned on tax-free securities were also lower than the same three months of 2010.  An increased level of low yielding money market assets also contributed to the decreased yield.  Average earning assets totaled $636.5 million for the three months ended September 30, 2011, an increase of $121.7 million over the average for the similar period in 2010.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended September 30, 2011 totaled $1,392,000 at an average cost of 1.07% compared to $1,476,000 and 1.46% for the similar period in 2010.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.58% from 1.99% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2011 was $425,000 compared to $250,000 for the three months ended September 30, 2010.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the quarter. Net charge-offs were $347,000 for the quarter ended September 30, 2011 compared to $158,000 for the similar period in 2010.

Other Income

Other income totaled $1,506,000 for the three months ended September 30, 2011 compared to $1,035,000 for the similar period in 2010.  The current period includes a $544,000 gain on the sale of investment securities compared to a $161,000 gain in the third quarter of 2010.  All other service charges and fees increased $88,000 compared to the third quarter of last year including a $38,000 increase in gains on the sale of residential mortgage loans.

Other Expense

Other expense for the three months ended September 30, 2011 totaled $4,354,000, or an increase of $1,242,000 from $3,112,000 for the similar period in 2010.  Expense increases related to the North Penn acquisition including staffing increases and higher occupancy costs contributed to the increase. Foreclosed real estate costs also increased $369,000 due to the costs of disposition and maintaining several properties.

Income Tax Expense

Income tax expense totaled $775,000 for an effective tax rate of 25.6% for the period ending September 30, 2011 compared to $702,000 for an effective tax rate of 27.0% for the similar period in 2010 due primarily to the $8.2 million increase in average tax-exempt securities.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2011			2010
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$737	$-	0.07%	$3,000	$7	0.31%
Interest bearing deposits with banks	20,834	42	0.27	16,712	36	0.29
Securities held-to-maturity(1)	170	10	7.84	317	20	8.41
Securities available for sale:
Taxable	98,131	1,971	2.68	96,307	2,372	3.28
Tax-exempt(1)	48,790	2,066	5.65	37,821	1,655	5.83
Total securities available for sale (1)	146,921	4,037	3.66	134,128	4,027	4.00
Loans receivable (4) (5)	400,650	17,065	5.68	355,368	16,037	6.02
Total interest earning assets	569,312	21,154	4.95	509,525	20,127	5.27
Non-interest earning assets:
Cash and due from banks	8,132			7,235
Allowance for loan losses	(5,616)			(5,445)
Other assets	33,978			22,190
Total non-interest earning assets	36,494			23,980
Total Assets	$605,806			$533,505
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$131,968	405	0.41	$106,993	449	0.56
Savings	68,124	139	0.27	48,260	84	0.23
Time	189,301	2,327	1.64	179,546	2,799	2.08
Total interest bearing deposits	389,393	2,871	0.98	334,799	3,332	1.33
Short-term borrowings	29,140	75	0.34	23,790	87	0.49
Other borrowings	37,160	992	3.56	42,963	1,247	3.87
Total interest bearing liabilities	455,693	3,938	1.15	401,552	4,666	1.55
Non-interest bearing liabilities:
Demand deposits	68,588			61,819
Other liabilities	4,902			5,012
Total non-interest bearing liabilities	73,490			66,831
Stockholders' equity	76,623			65,122
Total Liabilities and Stockholders' Equity	$605,806			$533,505

Net interest income (tax equivalent basis)		17,216	3.80%		15,461	3.72%
Tax-equivalent basis adjustment		(854)			(713)
Net interest income		$16,362			$14,748
Net interest margin (tax equivalent basis)			4.03%			4.05%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis

    The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense. Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

	Increase/(Decrease) Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 Variance due to
	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Federal funds sold	$(4)	$(3)	$(7)
Interest bearing deposits with banks	10	(4)	6
Securities held to maturity	(9)	(1)	(10)
Securities available for sale:
Taxable	71	(472)	(401)
Tax-exempt securities	498	(87)	411
Total securities	569	(559)	10
Loans receivable	2,381	(1,353)	1,028
Total interest earning assets	2,947	(1,920)	1,027

Interest bearing liabilities:
Interest-bearing demand and money market	129	(173)	(44)
Savings	39	16	55
Time	226	(698)	(472)
Total interest bearing deposits	394	(855)	(461)
Short-term borrowings	24	(36)	(12)
Other borrowings	(160)	(95)	(255)
Total interest bearing liabilities	258	(986)	(728)
Net interest income (tax-equivalent basis)	$2,689	$(934)	$1,755

Comparison of Operating Results for Nine Months Ended September 30, 2011 and September 30, 2010

General

For the nine months ended September 30, 2011, net income totaled $5,359,000 compared to $5,505,000 earned in the similar period of 2010.  The increase in net income was primarily driven by the North Penn acquisition which increased average interest-earning assets and net interest income.  Earnings per share for the current period were $1.79 per share for both basic and diluted per share compared to $1.99 per share for the nine months ended September 30, 2010.  The increase in the number of shares resulting from the North Penn acquisition contributed to the decrease in earnings per share.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2011 was 1.18% and 9.35% and 1.38% and 11.04%, respectively, for the similar period in 2010.

    The following table sets forth changes in net income:

Nine Months Ended September 30, 2011 to September 30, 2010
(dollars in thousands)
Net income nine months ended September 30, 2010	$5,505

Change due to:
Net interest income	1,614
Provision for loan losses	(345)
Gain on sales of loans and securities	462
Other income	192
Salaries and employee benefits	(818)
Occupancy, furniture and equipment expense, net	(105)
Merger related expenses	(771)
Foreclosed real estate costs	(376)
All other expenses	(306)
Income tax expense	307

Net income nine months ended September 30, 2011	$5,359

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2011 totaled $17,216,000, an increase of $1,755,000, or 11.3% over the similar period in 2010.  The fte net interest spread and net interest margin were 3.80% and 4.03% respectively, compared to 3.72% and 4.05% respectively for the similar period in 2010.

Interest income (fte) totaled $21,154,000 with a yield on average earning assets of 4.95% compared to $20,127,000 and 5.27% for the similar period in 2010.  Residential mortgage rates continue to decline causing a portion of the portfolio to refinance at lower rates, while other loan growth at current market rates has also contributed to the decrease in portfolio yield.  As a result, the fte yield on average loans in the current period was 5.68% down from 6.02% in the 2010 period.  The yield on investment securities also declined 34 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $569.3 million for the nine months ended September 30, 2011 an increase of $59.8 million over the similar period in 2010.  The growth in average earning assets helped offset the decline in asset yields.

Interest expense for the nine months ended September 30, 2011 totaled $3,938,000 with an average cost of 1.15% compared to $4,666,000 and 1.55% for the 2010 period. The Company reduced rates paid on its deposits by 35 basis points and short-term borrowings by 15 basis points.  The cost of time deposits which is the largest component of interest expense was 1.64% for the 2011 period decreasing from 2.08% in 2010.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2011 was $1,075,000 compared to $730,000 for the nine months ended September 30, 2010.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the nine months ended September 30, 2011. Net charge-offs were $1.3 million for the nine months ended September 30, 2011 compared to $670,000 for the similar period in 2010.  The increase in charge-offs during the 2011 period is due primarily to one credit which had been carried in nonaccrual status.

Other Income

Other income totaled $3,707,000 for the nine months ended September 30, 2011 compared to $3,053,000 for the similar period in 2010.  The current period includes $282,000 in gains on the sale of $8.7 million of residential mortgage loans compared to $208,000 in similar gains on the sales of $10.5 million of mortgage loans in the 2010 period.  Gains on the sale investment securities totaled $768,000 on sales of $27.7 million for the 2011 period compared to $380,000 of gains on sales of $23.7 million in the similar 2010 period.  The proceeds from investment securities sales were reinvested to improve credit quality in the Company’s municipal bond portfolio and to enhance current and future income through coupon payments and cash flow.

Other Expenses

Other expense totaled $11,824,000 for the nine months ended September 30, 2011, an increase of $2,376,000 compared to $9,448,000 for the similar period in 2010.  The majority of the increase was due to the acquisition of North Penn, including employment costs and occupancy expenses of five new community offices.  An additional $721,000 of merger related costs were incurred in 2011.  Salary and benefit costs also increased due to new hires and merit increases.  The efficiency ratio for the 2011 period was 56.5% compared to 50.4% in the 2010 period due to the acquisition costs recorded in 2011.

Income Tax Expense

Income tax expense totaled $1,811,000 for an effective tax rate of 25.3% in the 2011 period compared to $2,118,000 and 27.8% in 2010.  The decrease in the effective tax rate was principally due to a higher level of tax-exempt income related to purchases of municipal obligations held in the available-for-sale portfolio.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2011, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2011, the Company had a positive 90 day interest sensitivity gap of $77.9 million or 11.5% of total assets, an increase from the $41.3 million or 7.7% of total assets as of December 31, 2010.  Rate sensitive assets repricing within 90 days increased $56.7 million due primarily to loans acquired and a higher level of overnight liquidity.  Time deposits repricing within 90 days increased $9.4 million, while non-maturity interest bearing balances increased $13.9 million due primarily to the acquisition.  Other borrowings decreased $3.2 million due to a net reduction in Federal Home Loan Bank advances.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2011
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total

Federal funds sold and interest bearing deposits	$25,577	$-	$-	$-	$25,577
Securities	14,019	24,900	44,996	61,990	145,905
Loans Receivable	124,154	86,308	154,585	89,785	454,832
Total RSA	163,750	111,208	199,581	151,775	626,314

Non-maturity interest-bearing deposits	39,128	43,320	115,420	44,001	241,869
Time Deposits	39,381	71,990	67,370	27,403	206,144
Other	7,359	10,722	23,895	17,716	59,692
Total RSL	85,868	126,032	206,685	89,120	507,705

Interest Sensitivity Gap	$77,882	$(14,824)	$(7,104)	$62,655	$118,609
Cumulative Gap	77,882	63,058	55,954	118,609
RSA/RSL-cumulative	210.2%	129.8%	113.4%	123.4%

December 31, 2010

Interest Sensitivity Gap	$41,341	$(33,613)	$10,969	$92,050	$110,747
Cumulative Gap	41,341	7,728	18,697	110,747
RSA/RSL-cumulative	162.9%	103.9%	105.5%	127.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Removed and Reserved

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.6	Salary Continuation Agreement between the Bank and Edward C. Kasper (3)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.13	First and Second Amendments to Salary Continuation Agreement with Edward C. Kasper (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
______________________
*
Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

NORWOOD FINANCIAL CORP.

Date:	November 8, 2011	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2011	By:	/s/ William S. Lance
William S. Lance
Senior Vice President, and Chief Financial Officer
(Principal Financial Officer)