Form 10-Q
period 2012-03-31
NORWOOD FINANCIAL CORP
filed 2012-05-10
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Class	Outstanding as of May 1, 2012
Common stock, par value $0.10 per share	3,274,457

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$14,250	$8,974
Interest bearing deposits with banks	5,991	12,449
Cash and cash equivalents	20,241	21,423

Securities available for sale, at fair value	148,489	150,263
Securities held to maturity, fair value 2012: $175, 2011: $177	171	171
Loans receivable (net of unearned income)	479,082	457,907
Less: Allowance for loan losses	5,618	5,458
Net loans receivable	473,464	452,449
Investment in Federal Home Loan Bank Stock, at cost	3,413	3,593
Bank premises and equipment, net	7,468	7,479
Bank owned life insurance	12,003	11,887
Accrued interest receivable	2,690	2,468
Foreclosed real estate owned	1,143	2,910
Goodwill	9,715	9,715
Other intangibles	760	800
Other assets	5,972	5,656
TOTAL ASSETS	$685,529	$668,814

LIABILITIES
Deposits:
Non-interest bearing demand	$78,339	$71,959
Interest-bearing	467,853	453,808
Total deposits	546,192	525,767
Short-term borrowings	15,854	21,794
Other borrowings	27,625	27,670
Accrued interest payable	1,333	1,321
Other liabilities	5,664	4,201
TOTAL LIABILITIES	596,668	580,753

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2012: 3,371,866 shares, 2011: 3,371,866 shares	337	337
Surplus	24,686	24,660
Retained earnings	63,513	62,308
Treasury stock at cost: 2012: 97,392 shares, 2011: 87,370 shares	(2,831)	(2,559)
Accumulated other comprehensive income	3,156	3,315
TOTAL STOCKHOLDERS’ EQUITY	88,861	88,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,529	$668,814
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended
	March 31,
INTEREST INCOME	2012	2011

Loans receivable, including fees	$6,373	$4,928
Securities	1,026	1,090
Other	4	8
Total interest income	7,403	6,026

INTEREST EXPENSE
Deposits	961	885
Short-term borrowings	11	24
Other borrowings	244	336
Total interest expense	1,216	1,245
NET INTEREST INCOME	6,187	4,781
PROVISION FOR LOAN LOSSES	350	220
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,837	4,561

OTHER INCOME
Service charges and fees	554	549
Income from fiduciary activities	98	113
Net realized gains on sales of securities	402	212
Net gains on sale of loans	5	143
Other	232	191
Total other income	1,291	1,208

OTHER EXPENSES
Salaries and employee benefits	2,151	1,701
Occupancy, furniture & equipment, net	487	398
Data processing related	232	215
Taxes, other than income	152	129
Professional fees	209	134
Merger related expenses	18	267
Federal Deposit Insurance Corporation insurance assessment	99	120
Foreclosed real estate owned	122	19
Other	677	551
Total other expenses	4,147	3,534

INCOME BEFORE INCOME TAXES	2,981	2,235
INCOME TAX EXPENSE	795	575
NET INCOME	$2,186	$1,660

BASIC EARNINGS PER SHARE	$.67	$.60

DILUTED EARNINGS PER SHARE	$.67	$.60

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statement of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$2,186	$1,660
Other Comprehensive income:
Investment securities available for sale:
Unrealized holding gains	154	466
Tax effect	(48)	(158)
Reclassification of gains recognized in net income	(402)	(212)
Tax effect	137	72
Net of tax amount	(159)	168
Comprehensive Income	$2,027	$1,828

See accompanying notes to unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2012
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2011	3,371,866	$337	$24,660	$62,308	87,370	$(2,559)	$3,315	$88,061
Net Income				2,186				2,186
Other comprehensive income							(159)	(159)
Cash dividends declared $.30 per share				(981)				(981)
Acquisition of treasury stock					11,647	(320)		(320)
Compensation expense related to stock options			33					33
Stock options exercised			(9)		(1,625)	48		39
Tax benefit on stock options			2					2
Balance, March 31, 2012	3,371,866	$337	$24,686	$63,513	97,392	$(2,831)	$3,156	$88,861

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,186	$1,660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	220
Depreciation	141	110
Amortization of intangible assets	40	13
Deferred income taxes	52	(84)
Net amortization of securities premiums and discounts	296	179
Net realized gain on sales of securities	(402)	(212)
Net increase in value of life insurance	(132)	(84)
Loss on sale of bank premises and equipment and foreclosed real estate	32	-
Net gain on sale of mortgage loans	(5)	(143)
Mortgage loans originated for sale	(123)	(4,692)
Proceeds from sale of mortgage loans originated for sale	128	4,835
Compensation expense related to stock options	33	41
Increase in accrued interest receivable and other assets	(495)	(615)
Increase in accrued interest payable and other liabilities	(456)	635
Net cash provided by operating activities	1,645	1,863

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	10,633	6,187
Proceeds from maturities and principal reductions on mortgage-backed securities	6,738	7,113
Purchases	(13,804)	(10,302)
Redemption of FHLB stock	180	168
Net (increase) decrease in loans	(21,692)	6,467
Purchase of bank premises and equipment	(130)	(4)
Proceeds from sale of bank premises and equipment and foreclosed real estate	2,071	-
Net cash (used in) provided by investing activities	(16,004)	9,629

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,425	3,255
Net decrease in short-term borrowings	(5,940)	(7,844)
Repayments of other borrowings	(45)	(3,000)
Stock options exercised	39	-
Tax benefit of stock options exercised	2	-
Acquisition of treasury stock	(320)	(191)
Cash dividends paid	(984)	(803)
Net cash provided by (used in) financing activities	13,177	(8,583)
Increase (decrease) in cash and cash equivalents	(1,182)	2,909

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,423	16,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,241	$19,534
See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$1,204	$1,440
Income taxes paid, net of refunds	197	3
Supplemental Schedule of Noncash Investing Activities
Investment purchases	1,934	-
Transfers of loans to foreclosed real estate and repossession of other assets	336	204

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.             Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC,  and WTRO Properties.   All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.

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

           The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended
	March 31,
	2012	2011
Basic EPS weighted average shares outstanding	3,283	2,767
Dilutive effect of stock options	2	3
Diluted EPS weighted average shares outstanding	3,285	2,770

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 173,775 and 163,150 as of March 31, 2012 and 2011, respectively, based upon the closing price of Norwood common stock of $26.50 and $27.25 per share on March 31, 2012 and 2011, respectively.

3.             Stock-Based Compensation
The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 47,700 options in 2006, 22,000 options in 2007,

                                                                                                                                                                                                                                                                                                                                  24,000 options in 2008, 27,000 options in 2009, 28,000 options in 2010 and 29,000 in 2011, all of which have a twelve month vesting period. As of March 31, 2012, there was $98,000 of total unrecognized compensation cost related to non-vested options granted in 2011 under the plan, which will be fully amortized by December 31, 2012.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	209,914	$28.43	6.3	Yrs.	$113
Granted	-	-		-	-
Exercised	(1,625)	23.95	1.7	Yrs.	-
Forfeited	(12,225)	29.65	5.4	Yrs.
Outstanding at March 31, 2012	196,064	$26.39	6.1	Yrs.	$85

Exercisable at March 31, 2012	167,064	$28.55	4.6	Yrs.	$85

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $26.50 as of March 31, 2012 and $27.47 as of December 31, 2011.

4.             Off-Balance Sheet Financial Instruments and Guarantees

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)
	March 31,
	2012	2011
Unfunded availability under loan commitments	$42,538	$23,466
Unfunded commitments under lines of credit	41,865	29,809
Standby letters of credit	11,557	3,636

	$95,960	$56,911

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not material.

5. Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$9,000	$16	$-	$9,016
States and political subdivisions	51,667	2,439	(12)	54,094
Corporate obligations	9,150	234	-	9,384
Mortgage-backed securities-government sponsored entities	73,700	2,100	(13)	75,787
	143,517	4,789	(25)	148,281
Equity securities-financial services	189	20	(1)	208
	$143,706	$4,809	$(26)	$148,489
Held to Maturity:
States and political subdivisions	$171	$4	$-	$175

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,268	$130	$-	$13,398
States and political subdivisions	54,106	2,640	-	56,746
Corporate obligations	8,733	130	(54)	8,809
Mortgage-backed securities-government sponsored entities	68,886	2,081	(2)	70,965
	144,993	4,981	(56)	149,918
Equity securities-financial services	239	109	(3)	345
	$145,232	$5,090	$(59)	$150,263
Held to Maturity:
States and political subdivisions	$171	$6	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,082	$(12)	$-	$-	$1,082	$(12)
Mortgage-backed securities-government sponsored agencies	6,627	(13)	-	-	6,627	(13)
Equity securities-financial services	-	-	15	(1)	15	(1)
	$7,709	$(25)	$15	$(1)	$7,724	$(26)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$4,152	$(54)	$-	$-	$4,152	$(54)

Mortgage-backed securities-government sponsored agencies	2,495	(2)	-	-	2,495	(2)
Equity securities-financial services	34	(2)	15	(1)	49	(3)
	$6,681	$(58)	$15	$(1)	$6,696	$(59)

At March 31, 2012, the Company has 6 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  The value of these equity securities has been impacted by the overall weakness in the financial sector, one of which has been in a loss position for greater than one year.  Management believes that the other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2012 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$1,471	$1,474	$-	$-
Due after one year through five years	17,753	18,028	171	175
Due after five years through ten years	18,944	19,873	-	-
Due after ten years	31,649	33,119	-	-

Mortgage-backed securities-government sponsored agencies	73,700	75,787	-	-
	$143,517	$148,281	$171	$175

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2012	2011
Gross realized gains	$402	$212
Gross realized losses	___-	___-
Net realized gain	$402	$212
Proceeds from sales of securities	$10,633	$6,187

6.   Loans Receivable and Allowance for Loan Losses

        Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

Types of loans
(dollars in thousands)

	March 31, 2012		December 31, 2011

Real Estate-Residential	$148,983	31.1%	$148,148	32.3%
Commercial	273,922	57.1	262,476	57.3
Construction	14,562	3.0	11,087	2.4
Commercial, financial and agricultural	28,506	5.9	22,684	5.0
Consumer loans to individuals	13,669	2.9	13,934	3.0
Total loans	479,642	100.0%	458,329	100.0%

Deferred fees (net)	(560)		(422)

Allowance for loan losses	(5,618)		(5,458)
Net loans receivable	$473,464		$452,449

        Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2012 (in thousands):

Balance at beginning of period	$171
Accretion	(24)
Reclassification and other	-
Balance at end of period	$147

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2012	December 31, 2011
	Acquired Loans with Specific Evidence of Deterioration in Credit Quality	Acquired Loans with Specific Evidence of Deterioration in Credit Quality
Outstanding Balance	$1,392	$1,412
Carrying Amount	1,244	1,246

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and March 31, 2012.  There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of May 31, 2011 as well as those acquired without specific evidence of deterioration in credit quality as of March 31, 2012.  In addition, there has been no allowance for loan losses reversed.

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

        The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
March 31, 2012	(In thousands)

Individually evaluated for impairment	$-	$12,655	$-	$385	$-	$13,040
Loans acquired with deteriorated credit quality	$278	$966	$-	$-	$-	$1,244
Collectively evaluated for impairment	$148,705	$260,301	$14,562	$28,121	$13,669	$465,358
Total Loans	$148,983	$273,922	$14,562	$28,506	$13,669	$479,642

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
December 31, 2011	(In thousands)

Individually evaluated for impairment	$-	$11,786	$-	$598	$-	$12,384
Loans acquired with deteriorated credit quality	$343	$903	$-	$-	$-	$1,246
Collectively evaluated for impairment	$147,805	$249,787	$11,087	$22,086	$13,934	$444,699
Total Loans	$148,148	$262,476	$11,087	$22,684	$13,934	$458,329

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$278	$306	$-	$296	$1
Commercial	6,427	6,546	-	6,353	22
Commercial Loans	385	385	-	385	-
Total	7,090	7,237	-	7,034	23
With an allowance recorded:
Real Estate Loans
Commercial	7,194	7,194	1,073	6,844	53
Total	7,194	7,194	1,073	6,844	53
Total:
Real Estate loans
Residential	278	306	-	296	1
Commercial	13,621	13,740	1,073	13,197	75
Commercial Loans	385	385	-	385	-
Total Impaired Loans	$14,284	$14,431	$1,073	$13,878	$76

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$343	$385	$-	$245	$7
Commercial	5,866	5,995	-	5,372	340
Commercial Loans	598	598	-	496	10
Total	6,807	6,978	-	6,113	357
With an allowance recorded:
Real Estate Loans
Commercial	6,823	6,823	1,231	9,670	204
Total	6,823	6,823	1,231	9,670	204
Total:
Real Estate loans
Residential	343	385	-	245	7
Commercial	12,689	12,818	1,231	15,042	544
Commercial Loans	598	598	-	496	10
Total Impaired Loans	$13,630	$13,801	$1,231	$15,783	$561

       Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2012, troubled debt restructured loans totaled $7.2 million and resulted in specific reserves of $1.1 million. There were no defaults on restructured loans during the past twelve months.  During 2012, there were no new loans identified as troubled debt restructurings.  As of December 31, 2011, troubled debt restructured loans totaled $7.2 million and resulted in specific reserves of $1.2 million.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2012 and December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
March 31, 2012
Commercial real estate loans	$248,086	$10,960	$14,876	$-	$-	$273,922
Commercial loans	27,651	409	446	-	-	28,506
Total	$275,737	$11,369	$15,322	$-	$-	$302,428

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2011
Commercial real estate loans	$237,407	$11,009	$14,060	$-	$-	$262,476
Commercial loans	21,598	427	659	-	-	22,684
Total	$259,005	$11,436	$14,719	$-	$-	$285,160

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Performing	Nonperforming	Total
Residential real estate loans	$146,530	$2,453	$148,983
Construction	14,562	-	14,562
Consumer loans	13,669	-	13,669
Total	$174,761	$2,453	$177,214

December 31, 2011	Performing	Nonperforming	Total
Residential real estate loans	$145,061	$3,087	$148,148
Construction	11,087	-	11,087
Consumer loans	13,934	-	13,934
Total	$170,082	$3,087	$173,169

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2012 and December 31, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2012
Real Estate loans
Residential	$145,821	$178	$531	$-	$2,453	$3,162	$148,983
Construction	14,556	6	-	-	-	6	14,562
Commercial	266,660	1,115	-	418	5,729	7,262	273,922
Commercial loans	28,121	-	-	-	385	385	28,506
Consumer loans	13,620	48	1	-	-	49	13,669
Total	$468,778	$1,347	$532	$418	$8,567	$10,864	$479,642

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2011
Real Estate loans
Residential	$143,550	$160	$1,351	$-	$3,087	$4,598	$148,148
Construction	10,532	-	555	-	-	555	11,087
Commercial	255,613	1,015	1,524	-	4,324	6,863	262,476
Commercial loans	22,086	194	-	-	404	598	22,684
Consumer loans	13,835	89	10	-	-	99	13,934
Total	$445,616	$1,458	$3,440	$-	$7,815	$12,713	$458,329

    The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(61)	(103)	-		(32)	(196)
Recoveries	1	-	-	-	5	6
Provision Expense	2	272	3	44	29	350
Ending balance, March 31, 2012	$1,199	4,007	75	191	146	5,618
Ending balance individually evaluated for impairment	$-	1,073	-	-	-	1,073
Ending balance collectively evaluated for impairment	$1,199	2,934	75	191	146	4,545

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(37)	(14)	-	(2)	(22)	(75)
Recoveries	2	-	-	5	12	19
Provision Expense	(14)	124	1	139	(30)	220
Ending balance, March 31, 2011	$1,118	4,086	111	313	152	5,780
Ending balance individually evaluated for impairment	$-	2,153	-	-	-	2,153
Ending balance collectively evaluated for impairment	$1,118	1,933	111	313	152	3,627

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2012, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry and builders/contractors with loans outstanding of $46.6 million, or 53.5% of capital, to the hospitality lodging industry and $13.3 million, or 18.7% of capital, to builders/contractors. There were no losses recognized on loans to the hospitality industry or to builders/contractors during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $5,000 and $0 respectively, in the first three months of 2012 compared to $96,000 and $0, respectively, in the same period in 2011.  The proceeds from the sales of residential mortgage loans totaled $129,000 and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

7.             Fair Value Measurements

Fair value estimates are based on quoted market prices, if available, quoted market prices of similar assets or liabilities, or the present value of expected future cash flows and other valuation techniques.  These valuations are significantly affected by discount rates, cash flow assumptions and risk assumptions used.  Therefore, fair value estimates may not be substantiated by comparison to independent markets and are not intended to reflect the proceeds that may be realizable in an immediate settlement of the instruments.

Fair value is determined at one point in time and is not representative of future value.  These amounts do not reflect the total value of a going concern organization.  Management does not have the intention to dispose of a significant portion of its assets and liabilities and therefore, the unrealized gains or losses should not be interpreted as a forecast of future earnings and cash flows.

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments are generally based on available market evidence (Level 2).  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain (Level 3) investments, if applicable.

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from application of lower-of-cost-or market accounting or write-downs of individual assets.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

	Fair Value Measurement Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
March 31, 2012
Available for Sale:
US Government agencies	$9,016	$-	$9,016	$-
States and political subdivisions	54,094	-	54,094	-
Corporate obligations	9,384	-	9,384	-
Mortgage-backed securities-government sponsored agencies	75,787	-	75,787	-
Equity securities-financial services	208	208	-	-
Total	$148,489	$208	$148,281	$-

December 31, 2011
Available for Sale:
US Government agencies	$13,398	$-	$13,398	$-
States and political subdivisions	56,746	-	56,746	-
Corporate obligations	8,809	-	8,809	-
Mortgage-backed securities-government sponsored agencies	70,965	-	70,965	-
Equity securities-financial services	345	345	-	-
Total	$150,263	$345	$149,918	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement using

(In thousands)

Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Impaired Loans	$13,211	$-	$-	$13,211
Foreclosed Real Estate Owned	1,143	-	-	1,143
	$14,354	$-	$-	$14,354

December 31, 2011
Impaired Loans	$12,399	$-	$-	$12,399
Foreclosed Real Estate Owned	2,910	-	-	2,910
	$15,309	$-	$-	$15,309

There were no assets measured at fair value on a recurring basis for which Norwood has utilized Level 3 inputs to determine fair value at March 31, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Norwood has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Weighted Average)
March 31, 2012
Impaired loans	$13,211	Appraisal of collateral(1)	Appraisal adjustments(2)	0-20%
			Liquidation expenses(2)	20%
Foreclosed real estate owned	$1,143	Appraisal of collateral(1)(3)

(1) Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less any associated allowance.
(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3) Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011.

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

Investment in Federal Home Loan Bank stock (carried at cost):

The Company as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has no quoted market value and is carried at cost.

Bank Owned Life Insurance (carried at cost):

The fair value is equal to the cash surrender value of the Bank-owned life insurance.

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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2012 and December 31, 2011. (In thousands)

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks, interest- bearing deposits with banks and federal funds sold	$20,241	$20,241	$20,241	$-	$-
Securities	148,660	148,664	208	148,456	-
Loans receivable, net	473,464	483,223	-	-	483,223
Mortgage servicing rights	291	291	291	-	-
Investment in FHLB stock	3,413	3,413	3,413	-	-
Bank owned life insurance	12,003	12,003	12,003	-	-
Accrued interest receivable	2,690	2,690	2,690	-	-

Financial liabilities:
Deposits	546,192	547,880	318,937	-	228,943
Short-term borrowings	15,854	15,854	15,854	-	-
Other borrowings	27,625	30,446	-	-	30,446
Accrued interest payable	1,333	1,333	1,333	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest- bearing deposits with banks and federal funds sold	$21,423	$21,423
Securities	150,434	150,440
Loans receivable, net	452,449	463,118
Mortgage servicing rights	302	308
Investment in FHLB stock	3,593	3,593
Bank owned life insurance	11,887	11,887
Accrued interest receivable	2,468	2,468

Financial liabilities:
Deposits	525,767	527,707
Short-term borrowings	21,794	21,794
Other borrowings	27,670	30,002
Accrued interest payable	1,321	1,321

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-

8.         New and Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements:

    In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.

    In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company has provided the necessary disclosure in Note 7.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

.           In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented.

In December 2011, the FASB issued ASU 2011-10, Property, Plant, and Equipment (Topic 360):  Derecognition of in Substance Real Estate-a Scope Clarification.  The amendments in this Update affect entities that cease to have a  controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.  That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt.  The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date.  Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has provided the necessary disclosure in Statement of Comprehensive Income.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2011 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the term of the security.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has not quoted market value and is carried at cost.

The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results during 2011 which includes stock redemptions and resumed dividend payments.  The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2012 and December 31, 2011.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition of the issuer, and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at March 31, 2012 and December 31, 2011 represent temporary impairment of the securities, related to changes in interest rates.

In connection with the acquisition of North Penn, we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General
Total assets as of March 31, 2012 were $685.5 million compared to $668.8 million as of December 31, 2011, an increase of $16.7 million.  The increase includes $21.2 million of loan growth which was funded with a $20.4 million increase in deposits.

Securities
The fair value of securities available for sale as of March 31, 2012 was $148.5 million compared to $150.3 million as of December 31, 2011.  The Company purchased $14.9 million of securities principally using the proceeds from $17.4 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2012		December 31, 2011
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$9,016	6.1%	$13,398	8.9%
States and political subdivisions	54,265	36.5	56,917	37.8
Corporate obligations	9,384	6.3	8,809	5.9
Mortgage-backed securities- government sponsored entities	75,787	51.0	70,965	47.2
Equity securities-financial services	208	0.1	345	0.2
Total	$148,660	100.0%	$150,434	100.0%

The Company has securities in an unrealized loss position.  In management’s opinion, the unrealized losses in state and political subdivisions and mortgage-backed securities reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets.  Management believes that the unrealized losses on all other equity holdings represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans

Loans receivable totaled $479.1 million at March 31, 2012 compared to $457.9 million as of December 31, 2011.  The majority of the growth recorded in 2012 was centered in commercial loans.  Commercial real  estate loans increased $13.9 million during the period while other commercial loans increased $7.1 million.

The allowance for loan losses totaled $5,618,000 as of March 31, 2012 and represented 1.17% of total loans, compared to $5,458,000 at December 31, 2011, and $5,780,000 as of March 31, 2011.  The Company had net charge-offs for the three months ended March 31, 2012 of $190,000 compared to $56,000 in the comparable period in 2011.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2012 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of March 31, 2012, non-performing loans totaled $9.0 million, which is 1.88% of total loans compared to $7,815,000, or 1.71% of total loans at December 31, 2011.

    The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2012		December 31, 2011
Loans accounted for on a non-accrual basis:
Commercial and all other	$385		$404
Real Estate	8,182		7,411
Total	8,567		7,815

Accruing loans which are contractually
past due 90 days or more	418		-
Total non-performing loans	8,985		7,815
Foreclosed real estate	1,143		2,910
Total non-performing assets	$10,128		$10,725
Allowance for loans losses	$5,618		$5,458
Coverage of non-performing loans	$.63	x	$.70	x
Non-performing loans to total loans	1.88%		1.71%
Non-performing loans to total assets	1.31%		1.17%
Non-performing assets to total assets	1.48%		1.60%

Deposits
During the period, total deposits increased $20.4 million which includes growth of $6.4 million in non-interest bearing demand deposits, a $6.4 million increase in money market and NOW accounts, and a $2.1 million increase in savings deposits.  Certificates of deposit increased $5.5 million due primarily to promotions during the period.

   The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2012	December 31, 2011

Non-interest bearing demand	$78,339	$71,959
Interest bearing demand	56,853	51,161
Money market deposit accounts	114,776	114,007
Savings	68,970	66,866
Time deposits <$100,000	144,895	141,220
Time deposits >$100,000	82,359	80,554

Total	$546,192	$525,767

Borrowings
Short-term borrowings as of March 31, 2012 totaled $15.9 million compared to $21.8 million as of December 31, 2011.  Securities sold under agreements to repurchase declined $5.9 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of the following:

	March 31, 2012	December 31, 2011
(dollars in thousands)
Securities sold under agreements to repurchase	$15,854	$21,794

Other borrowings consisted of the following:

(dollars in thousands)
	March 31, 2012	December 31, 2011
Notes with the FHLB:
Convertible note due October 2012 at 4.37%	$5,000	$5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Fixed rate note due July 2015 at 4.34%	7,625	7,670
Convertible note due January 2017 at 4.71%	10,000	10,000
	$27,625	$27,670

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $625,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $42.5 million as of March 31, 2012 compared to $43.1 million as of December 31, 2011.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Unfunded availability under loan commitments	$42,538	$43,081
Unfunded commitments under lines of credit	41,865	29,255
Standby letters of credit	11,557	11,892

	$95,960	$84,228

Stockholders’ Equity and Capital Ratios
As of March 31, 2012, stockholders’ equity totaled $88.9 million, compared to $88.1 million as of December 31, 2011.   The net change in stockholders’ equity included $2.2 million of net income, that was partially offset by $1.0 million of dividends declared and a $320,000 reduction due to an increase in Treasury Stock.  In addition, accumulated other comprehensive income decreased $159,000 due to a decrease in fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2012	December 31, 2011
Tier 1 Capital
(To average assets)	11.48%	11.29%
Tier 1 Capital
(To risk-weighted assets)	15.36%	15.86%
Total Capital
(To risk-weighted assets)	16.51%	17.04%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2012 and December 31, 2011.

Liquidity
As of March 31, 2012, the Company had cash and cash equivalents of $20.2 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $148.5 million which could be used for liquidity needs.  This totals $168.7 million and represents 24.6% of total assets compared to $171.7 million and 25.7% of total assets as of December 31, 2011.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2012 and December 31, 2011.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at March 31, 2012 and December 31, 2011.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2012.  There were no borrowings under this line as of March 31, 2012 and December 31, 2011.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  Borrowings under this line were $-0- as of March 31, 2012 and December 31, 2011.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $228,000,000 as of March 31, 2012, of which $27,000,000 was outstanding at March 31, 2012 and December 31, 2011 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 37.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)
	Three Months Ended March 31,
	2012			2011
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$-	$-	0.00%	$167	$-	0.24%
Interest bearing deposits with banks	5,718	4	0.28	10,564	8	0.30
Securities held-to-maturity	171	2	4.68	170	3	7.06
Securities available for sale:
Taxable	92,769	533	2.30	97,489	650	2.67
Tax-exempt(1)	53,735	745	5.55	46,629	664	5.70
Total securities available for sale (1)	146,504	1,278	3.49	144,118	1,314	3.65
Loans receivable (1) (4) (5)	469,937	6,437	5.48	353,118	4,970	5.63
Total interest earning assets	622,330	7,721	4.96	508,137	6,295	4.96
Non-interest earning assets:
Cash and due from banks	8,299			6,798
Allowance for loan losses	(5,543)			(5,742)
Other assets	40,505			21,619
Total non-interest earning assets	48,839			22,675
Total Assets	$671,169			$530,812
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$165,561	139	0.34	$108,944	108	0.40
Savings	67,913	25	0.15	51,326	25	0.19
Time	225,959	797	1.41	172,924	752	1.74
Total interest bearing deposits	459,433	961	0.84	333,194	885	1.06
Short-term borrowings	18,459	11	0.24	27,819	24	0.35
Other borrowings	27,651	244	3.53	35,600	336	3.78
Total interest bearing liabilities	505,543	1,216	0.96	396,613	1,245	1.26
Non-interest bearing liabilities:
Demand deposits	72,078			61,858
Other liabilities	3,969			3,723
Total non-interest bearing liabilities	76,047			65,581
Stockholders' equity	89,579			68,618
Total Liabilities and Stockholders' Equity	$671,169			$530,812

Net interest income (tax equivalent basis)		6,505	4.00%		5,050	3.70%
Tax-equivalent basis adjustment		(318)			(269)
Net interest income		$6,187			$4,781
Net interest margin (tax equivalent basis)			4.18%			3.98%
(1)        Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2012 Compared to Three months ended March 31, 2011 Variance due to
	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks…………..	$(3)	$(1)	$(4)
Securities held to maturity............................	-	(1)	(1)
Securities available for sale:
Taxable...................................................	(30)	(87)	(117)
Tax-exempt securities..................................	189	(108)	81
Total securities..........................................	159	(195)	(36)
Loans receivable........................................	2,342	(875)	1,467
Total interest earning assets...........................	2,498	(1,072)	1,426

Interest bearing liabilities:
Interest-bearing demand and money market….	126	(95)	31
Savings................................................	28	(28)	-
Time...................................................	731	(686)	45
Total interest bearing deposits.......................	885	(809)	76
Short-term borrowings................................	(7)	(6)	(13)
Other borrowings......................................	(71)	(21)	(92)
Total interest bearing liabilities.....................	807	(836)	(29)
Net interest income (tax-equivalent basis).........	$1,691	$(236)	$1,455

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2012 to March 31, 2011

General
For the three months ended March 31, 2012, net income totaled $2,186,000 compared to $1,660,000 earned in the similar period in 2011.  The increased net income for the three months ended March 31, 2012 reflects the full impact of the acquisition of North Penn Bancorp, Inc. (“North Penn”), which was completed on May 31, 2011.  Earnings per share for the current period were $.67 for basic and fully diluted compared to $.60 per share for the three months ended March 31, 2011.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2012 was 1.31% and 9.81%, respectively, compared to 1.27% and 9.76%, respectively, for the similar period in 2011.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended March 31, 2012 to March 31, 2011
Net income three months ended March 31, 2011	$1,660
Change due to:
Net interest income	1,406
Provision for loan losses	(130)
Gain on sales of loans and securities	52
Other income	31
Salaries and employee benefits	(450)
Occupancy, furniture and equipment	(89)
Merger related expenses	249
Foreclosed real estate expense	(103)
All other expenses	(220)
Income tax expense	(220)

Net income three months ended March 31, 2012	$2,186

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2012 totaled $6,505,000, an increase of $1,455,000 or 28.8% from the similar period in 2011.  The increase in net interest income largely reflects the increase in interest-earning assets from the North Penn acquisition.  The fte net interest spread and net interest margin were 4.00% and 4.18%, respectively, for the three months ended March 31, 2012 compared to 3.70% and 3.98%, respectively, for the similar period in 2011.

Interest income (fte) totaled $7,721,000 with a yield on average earning assets of 4.96% compared to $6,295,000 and 4.96% for the 2011 period. Average loans increased $116.8 million over the comparable period of last year which led to the improved interest income in spite of lower yields on loans and securities due to reinvestment  at today’s lower interest rates.  A decreased level of low yield money market assets also contributed to the improved net interest margin.  Average earning assets totaled $622.3 million for the three months ended March 31, 2012, an increase of $114.2 million over the average for the similar period in 2011.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2012 totaled $1,216,000 at an average cost of .96% compared to $1,245,000 and 1.26% for the similar period in 2011.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.41% from 1.74% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2012 was $350,000 compared to $220,000 for the three months ended March 31, 2011.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the quarter as well as loan growth recorded during the period. Net charge-offs were $190,000 for the quarter ended March 31, 2012 compared to $56,000 for the similar period in 2011.

Other Income

Other income totaled $1,291,000 for the three months ended March 31, 2012 compared to $1,208,000 for the similar period in 2011.  The current period includes a $402,000 gain on the sale of investment securities compared to a $212,000 gain in the first quarter of 2011.  All other service charges and fees increased $31,000 compared to the first quarter of last year.  Gains on the sale of residential mortgage loans decreased $138,000 compared to the first quarter of last year due to minimal sales during the current period.

Other Expense

Other expense for the three months ended March 31, 2012 totaled $4,147,000, or an increase of $613,000 from $3,534,000 for the similar period in 2011.  Expense increases related to the North Penn acquisition including staffing increases and higher occupancy costs on five community offices contributed to the increase. Foreclosed real estate costs also increased $103,000 due to the costs of disposition and maintaining several properties, while merger related expenses decreased $249,000 compared to last year’s comparable period.

Income Tax Expense

Income tax expense totaled $795,000 for an effective tax rate of 26.7% for the period ending March 31, 2012 compared to $575,000 for an effective tax rate of 25.7% for the similar period in 2011.  The increased effective rate reflects a 34% tax rate on $746,000 of additional pre-tax income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2012, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2012, the Company had a positive 90 day interest sensitivity gap of $56.7 million or 8.3% of total assets, a decrease from the $76.7 million or 11.5% of total assets as of December 31, 2011.  Rate sensitive assets repricing within 90 days were relatively stable as a $5.6 million increase in loans repricing within the period offset a decline in interest bearing deposits and securities repricing.  Time deposits repricing within 90 days increased $20.7 million, while non-maturity interest bearing balances increased $1.3 million.  Other borrowings decreased $1.5 million due to a net reduction in cash management accounts.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2012
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$5,991	$-	$-	$-	$5,991
Securities	12,042	27,501	53,058	56,059	148,660
Loans Receivable	127,064	98,558	153,049	100,411	479,082
Total RSA	145,097	126,059	206,107	156,470	633,733
			`
Non-maturity interest-bearing deposits	38,349	43,033	114,040	45,177	240,599
Time Deposits	46,367	81,536	69,485	29,866	227,254
Other	3,636	10,579	11,639	17,625	43,479
Total RSL	88,352	135,148	195,164	92,668	511,332

Interest Sensitivity Gap	$56,745	$(9,089)	$10,943	$63,802	$122,401
Cumulative Gap	56,745	47,656	58,599	122,401
RSA/RSL-cumulative	164.2%	121.3%	114.0%	123.9%

December 31, 2011

Interest Sensitivity Gap	$76,745	$(21,350)	$(6,566)	$68,689	$117,518
Cumulative Gap	76,745	55,395	48,829	117,518
RSA/RSL-cumulative	213.2%	125.2%	111.8%	125.3%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclsoures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (3)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (4)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (4)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)

10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

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

NORWOOD FINANCIAL CORP.

Date:	May 10, 2012	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2012	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)