Form 10-Q
period 2012-06-30
NORWOOD FINANCIAL CORP
filed 2012-08-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ___________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Class	Outstanding as of August 1, 2012
Common stock, par value $0.10 per share	3,277,607

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$9,135	$8,974
Interest bearing deposits with banks	15,261	12,449
Cash and cash equivalents	24,396	21,423

Securities available for sale, at fair value	144,720	150,263
Securities held to maturity, fair value 2012: $177, 2011: $177	172	171
Loans receivable (net of unearned income)	479,421	457,907
Less: Allowance for loan losses	5,775	5,458
Net loans receivable	473,646	452,449
Investment in Federal Home Loan Bank Stock, at cost	3,243	3,593
Bank premises and equipment, net	7,371	7,479
Bank owned life insurance	12,119	11,887
Accrued interest receivable	2,416	2,468
Foreclosed real estate owned	1,268	2,910
Goodwill	9,715	9,715
Other intangibles	720	800
Other assets	5,081	5,656
TOTAL ASSETS	$684,867	$668,814

LIABILITIES
Deposits:
Non-interest bearing demand	$82,525	$71,959
Interest-bearing	451,632	453,808
Total deposits	534,157	525,767
Short-term borrowings	27,192	21,794
Other borrowings	27,579	27,670
Accrued interest payable	1,335	1,321
Other liabilities	4,363	4,201
TOTAL LIABILITIES	594,626	580,753

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2012: 3,371,849 shares, 2011: 3,371,866 shares	337	337
Surplus	24,696	24,660
Retained earnings	64,788	62,308
Treasury stock at cost: 2012: 94,242 shares, 2011: 87,370 shares	(2,739)	(2,559)
Accumulated other comprehensive income	3,159	3,315
TOTAL STOCKHOLDERS’ EQUITY	90,241	88,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,867	$668,814
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable, including fees	$6,431	$5,468	$12,804	$10,396
Securities	1,007	1,135	2,033	2,225
Other	7	16	11	24
Total interest income	7,445	6,619	14,848	12,645

INTEREST EXPENSE
Deposits	942	932	1,903	1,817
Short-term borrowings	13	27	24	51
Other borrowings	243	342	487	678
Total interest expense	1,198	1,301	2,414	2,546
NET INTEREST INCOME	6,247	5,318	12,434	10,099
PROVISION FOR LOAN LOSSES	400	430	750	650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,847	4,888	11,684	9,449

OTHER INCOME
Service charges and fees	559	592	1,113	1,141
Income from fiduciary activities	80	105	178	218
Net realized gains on sales of securities	285	12	687	224
Gains on sale of loans and servicing rights	66	98	60	241
Other	216	186	459	377
Total other income	1,206	993	2,497	2,201

OTHER EXPENSES
Salaries and employee benefits	2,047	1,832	4,198	3,533
Occupancy, furniture & equipment	490	408	977	806
Data processing related	216	187	448	402
Taxes, other than income	149	143	301	272
Professional fees	217	126	426	281
Merger related expenses	-	488	18	755
Federal Deposit Insurance Corporation insurance assessment	97	95	196	215
Foreclosed real estate owned expense	85	17	207	36
Other	656	640	1,333	1,170
Total other expenses	3,957	3,936	8,104	7,470

INCOME BEFORE INCOME TAXES	3,096	1,945	6,077	4,180
INCOME TAX EXPENSE	838	461	1,633	1,036
NET INCOME	$2,258	$1,484	$4,444	$3,144

BASIC EARNINGS PER SHARE	$.69	$.50	$1.35	$1.10

DILUTED EARNINGS PER SHARE	$.69	$.50	$1.35	$1.10

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statement of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2012	2011

Net income	$2,258	$1,484
Other Comprehensive income:
Investment securities available for sale:
Unrealized holding gains	291	1,161
Tax effect	(100)	(395)
Reclassification of gains recognized in net income	(285)	(12)
Tax effect	97	4
Net of tax amount	3	4
Comprehensive Income	$2,261	$2,242

	Six Months Ended June 30,
	2012	2011

Net income	$4,444	$3,144
Other Comprehensive income:
Investment securities available for sale:
Unrealized holding gains	445	1,627
Tax effect	(148)	(553)
Reclassification of gains recognized in net income	(687)	(224)
Tax effect	234	76
Net of tax amount	(156)	926
Comprehensive Income	$4,288	$4,070

See accompanying notes to unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2012
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2011	3,371,866	$337	$24,660	$62,308	87,370	$(2,559)	$3,315	$88,061
Net Income				4,444				4,444
Other comprehensive income							(156)	(156)
Cash dividends declared $.60 per share				(1,964)				(1,964)
Acquisition of treasury stock					11,647	(320)		(320)
Compensation expense related to stock options			66					66
Stock options exercised			(41)		(4,775)	140		99
Tax benefit on stock options			11					11
North Penn exchange adjustment	(17)
Balance, June 30, 2012	3,371,849	$337	$24,696	$64,788	94,242	$(2,739)	$3,159	$90,241

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,444	$3,144
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	650
Depreciation	280	226
Amortization of intangible assets	80	27
Deferred income taxes	(259)	(8)
Net amortization of securities premiums and discounts	580	345
Net realized gain on sales of securities	(687)	(224)
Net increase in value of life insurance	(263)	(180)
Loss on sale of foreclosed real estate	27	-
Net gain on sale of mortgage loans	(74)	(241)
Mortgage loans originated for sale	(2,269)	(6,530)
Proceeds from sale of mortgage loans originated for sale	2,343	6,771
Compensation expense related to stock options	66	82
Decrease (increase) in accrued interest receivable and other assets	985	(182)
(Decrease) increase in accrued interest payable and other liabilities	(1,441)	841
Net cash provided by operating activities	4,562	4,721

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	18,349	10,344
Proceeds from maturities and principal reductions on mortgage-backed securities	17,259	15,918
Purchases	(28,582)	(18,769)
Redemption of FHLB stock	350	328
Net (increase) decrease in loans	(22,883)	8,527
Purchase of bank premises and equipment	(172)	(63)
Proceeds from sale of bank premises and equipment and foreclosed real estate	2,569	-
Acquisition, net of cash acquired	-	4,544
Net cash (used in) provided by investing activities	(13,110)	20,829

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,390	8,990
Net increase (decrease) in short-term borrowings	5,398	(1,128)
Repayments of other borrowings	(91)	(3,015)
Stock options exercised	99	-
Tax benefit of stock options exercised	11	-
Acquisition of treasury stock	(320)	(207)
Cash dividends paid	(1,966)	(1,604)
Net cash provided by financing activities	11,521	3,036
Increase (decrease) in cash and cash equivalents	2,973	28,586

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,423	16,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,396	$45,211
See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)
	Six Months ENded June 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors and borrowers	$2,398	$2,610
Income taxes paid, net of refunds	$1,559	$1,407
Supplemental Schedule of Noncash Investing Activities
Investment purchases	$1,619	-
Transfers of loans to foreclosed real estate and repossession of other assets	$954	$1,036

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future interim period.

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

 The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic EPS weighted average shares outstanding	3,276	2,937	3,280	2,852
Dilutive effect of stock options	4	2	3	3
Diluted EPS weighted average shares outstanding	3,280	2,939	3,283	2,855

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 98,275 and 165,150 as of June 30, 2012 and 2011, respectively, based upon the closing price of Norwood common stock of $28.50 and $26.15 per share on June 30, 2012 and 2011, respectively.

3.  Stock-Based Compensation

 As of June 30, 2012, there was $65,000 of total unrecognized compensation cost related to non-vested options granted in 2011 under the plan, which will be fully amortized by December 31, 2012.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2012	209,914	$28.43	6.3	Yrs.	$113
Granted	-	-		-	-
Exercised	(4,775)	20.72	.8	Yrs.	31
Forfeited	(12,225)	29.65	5.2	Yrs.	-
Outstanding at June 30, 2012	192,914	28.54	5.9	Yrs.	170

Exercisable at June 30, 2012	164,914	28.72	5.3	Yrs.	142

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.50 as of June 30, 2012 and $27.47 as of December 31, 2011.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2012	2011
Unfunded availability under loan commitments	$50,754	$43,395
Unfunded commitments under lines of credit	37,462	28,910
Standby letters of credit	11,248	5,586

	$99,464	$77,891

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not material.

5. Securities

The amortized cost and fair value of securities were as follows:
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale:
U.S. Government agencies	$2,000	$7	$(2)	$2,005
States and political subdivisions	54,163	2,648	(42)	56,769
Corporate obligations	8,635	215	(5)	8,845
Mortgage-backed securities-government sponsored entities	74,944	1,970	(25)	76,889
	139,742	4,840	(74)	144,508
Equity securities-financial services	189	23	-	212
	$139,931	$4,863	$(74)	$144,720
Held to Maturity:
States and political subdivisions	$172	$5	$-	$177

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,268	$130	$-	$13,398
States and political subdivisions	54,106	2,640	-	56,746
Corporate obligations	8,733	130	(54)	8,809
Mortgage-backed securities-government sponsored entities	68,886	2,081	(2)	70,965
	144,993	4,981	(56)	149,918
Equity securities-financial services	239	109	(3)	345
	$145,232	$5,090	$(59)	$150,263
Held to Maturity:
States and political subdivisions	$171	$6	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):
	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government Agencies	$998	$(2)	$-	$-	$998	$(2)
States and political subdivisions	3,254	(42)	-	-	3,254	(42)
Corporate obligations	1,457	(5)	-	-	1,457	(5)
Mortgage-backed securities-government sponsored agencies	6,563	(25)	-	-	6,563	(25)
	$12,272	$(74)	$-	$-	$12,272	$(74)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$4,152	$(54)	$-	$-	$4,152	$(54)
Mortgage-backed securities-government sponsored agencies	2,495	(2)	-	-	2,495	(2)
Equity securities-financial services	34	(2)	15	(1)	49	(3)
	$6,681	$(58)	$15	$(1)	$6,696	$(59)

At June 30, 2012, the Company has 14 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  As of June 30, 2012, there were no unrealized losses on equity securities.  Management believes that the other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2012 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$10,209	$10,313	$-	$-
Due after one year through five years	7,466	7,690	172	177
Due after five years through ten years	17,363	18,255	-	-
Due after ten years	29,760	31,361	-	-

Mortgage-backed securities-government sponsored agencies	74,944	76,889	-	-
	$139,742	$144,508	$172	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains	$285	$15	$687	$228
Gross realized losses	-	(3)	-	(4)
Net realized gain	$285	$12	$687	$224
Proceeds from sales of securities	$7,716	$4,157	$18,349	$10,344

6. Loans Receivable and Allowance for Loan Losses

  Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	June 30, 2012		December 31, 2011
Real Estate-Residential	$148,051	30.8%	$148,148	32.3%
Commercial	275,258	57.4	262,476	57.3
Construction	15,881	3.3	11,087	2.4
Commercial, financial and agricultural	26,518	5.5	22,684	5.0
Consumer loans to individuals	14,244	3.0	13,934	3.0
Total loans	479,952	100.0%	458,329	100.0%

Deferred fees (net)	(531)		(422)

Allowance for loan losses	(5,775)		(5,458)
Net loans receivable	$473,646		$452,449

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30, 2012 (in thousands):

Balance at beginning of period	$171
Accretion	(47)
Reclassification and other	-
Balance at end of period	$124

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2012	December 31, 2011
	Acquired Loans with Specific Evidence of Deterioration in Credit Quality	Acquired Loans with Specific Evidence of Deterioration in Credit Quality
Outstanding Balance	$1,346	$1,412
Carrying Amount	1,222	1,246

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and June 30, 2012.  There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of May 31, 2011 as well as those acquired without specific evidence of deterioration in credit quality as of June 30, 2012.  In addition, there has been no allowance for loan losses reversed.

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
June 30, 2012	(In thousands)

Individually evaluated for impairment	$-	$12,501	$-	$385	$-	$12,886
Loans acquired with deteriorated credit quality	273	951	-	-	-	1,224
Collectively evaluated for impairment	147,778	261,806	15,881	26,133	14,244	465,842
Total loans	$148,051	$275,258	$15,881	$26,518	$14,244	$479,952

	Real Estate Loans
	Residential	Commercial	Construction	Commerical Loans	Consumer Loans	Total
December 31, 2011	(In thousands)

Individually evaluated for impairment	$-	$11,786	$-	$598	$-	$12,384
Loans acquired with deteriorated credit quality	343	903	-	-	-	1,246
Collectively evaluated for impairment	147,805	249,787	11,087	22,086	13,934	444,699
Total Loans	$148,148	$262,476	$11,087	$22,684	$13,934	$458,329

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
June 30, 2012 With no related allowance recorded:
Real Estate Loans
Residential	$273	$297	$-	$289	$2
Commercial	5,420	5,520	-	5,902	40
Commercial Loans	385	385	-	385	-
Total	6,078	6,202	-	6,576	42
With an allowance recorded:
Real Estate Loans
Commercial	8,031	8,031	1,120	7,379	106
Total	8,031	8,031	1,120	7,379	106
Total:
Real Estate loans
Residential	273	297	-	289	2
Commercial	13,451	13,551	1,120	13,281	146
Commercial Loans	385	385	-	385	-
Total Impaired Loans	$14,109	$14,233	$1,120	$13,955	$148

	Recorded Investment	Unpaid Principal Balance	Associated Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
December 31, 2011 With no related allowance recorded:
Real Estate Loans
Residential	$343	$385	$-	$245	$7
Commercial	5,866	5,995	-	5,372	340
Commercial Loans	598	598	-	496	10
Total	6,807	6,978	-	6,113	357
With an allowance recorded:
Real Estate Loans
Commercial	6,823	6,823	1,231	9,670	204
Total	6,823	6,823	1,231	9,670	204
Total:
Real Estate loans
Residential	343	385	-	245	7
Commercial	12,689	12,818	1,231	15,042	544
Commercial Loans	598	598	-	496	10
Total Impaired Loans	$13,630	$13,801	$1,231	$15,783	$561

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2012, troubled debt restructured loans totaled $7.1 million and resulted in specific reserves of $991,000. There were no defaults on restructured loans during the past twelve months.  During 2012 and 2011, there were no new loans identified as troubled debt restructurings.  As of December 31, 2011, troubled debt restructured loans totaled $7.2 million and resulted in specific reserves of $1.2 million.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2012 and December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial real estate loans	$250,726	$9,825	$14,707	$-	$275,258
Commercial loans	25,842	238	438	-	26,518
Total	$276,568	$10,063	$15,145	$-	$301,776

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate loans	$237,407	$11,009	$14,060	$-	$262,476
Commercial loans	21,598	427	659	-	22,648
Total	$259,005	$11,436	$14,719	$-	$285,160

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  Nonperforming loans include loans on nonaccrual status and accruing loans which are past due over ninety days. The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Performing	Nonperforming	Total
Residential real estate loans	$145,530	$2,521	$148,051
Construction	15,881	-	15,881
Consumer loans	14,244	-	14,244
Total	$175,655	$2,521	$178,176

December 31, 2011	Performing	Nonperforming	Total
Residential real estate loans	$145,061	$3,087	$148,148
Construction	11,087	-	11,087
Consumer loans	13,934	-	13,934
Total	$170,082	$3,087	$173,169

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2012 and December 31, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2012
Real Estate loans
Residential	$145,026	$435	$69	$-	$2,521	$3,025	$148,051
Commercial	268,298	986	-	2	5,972	6,960	275,258
Construction	15,816	65	-	-	-	65	15,881
Commercial loans	26,131	2	-	-	385	387	26,518
Consumer loans	14,144	87	12	1	-	100	14,244
Total	$469,415	$1,575	$81	$3	$8,878	$10,537	$479,952

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2011
Real Estate loans
Residential	$143,550	$160	$1,351	$-	$3,087	$4,598	$148,148
Commercial	255,613	1,015	1,524	-	4,324	6,863	262,476
Construction	10,532	-	555	-	-	555	11,087
Commercial loans	22,086	194	-	-	404	598	22,684
Consumer loans	13,835	89	10	-	-	99	13,934
Total	$445,616	$1,458	$3,440	$-	$7,815	$12,713	$458,329

The following table presents the allowance for loan losses by the classes of the loan portfolio:
(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(308)	(96)	(7)	-	(33)	(444)
Recoveries	1	-	-	-	10	11
Provision Expense	609	(51)	22	116	54	750
Ending balance, June 30, 2012	$1,559	$3,691	$87	$263	$175	$5,775
Ending balance individually evaluated for impairment	$-	$1,120	-	-	-	$1,120
Ending balance collectively evaluated for impairment	$1,559	$2,571	$87	$263	$175	$4,655

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(226)	(764)	-	(2)	(41)	(1,033)
Recoveries	7	-	-	5	22	34
Provision Expense	148	463	(19)	84	(26)	650
Ending balance, June 30, 2011	$1,096	$3,675	$91	$258	$147	$5,267
Ending balance individually evaluated for impairment	$-	$1,678	-	-	-	$1,678
Ending balance collectively evaluated for impairment	$1,096	$1,997	$91	$258	$147	$3,589

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2012, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry and builders/contractors with loans outstanding of $44.1 million, or 49.6% of capital, to the hospitality lodging industry and $14.1 million, or 19.7% of capital, to builders/contractors. There were no losses recognized on loans to the hospitality industry or to builders/contractors during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $74,000 and $0 respectively, in the first six months of 2012 compared to $94,000 and $0, respectively, in the same period in 2011.  The proceeds from the sales of residential mortgage loans totaled $2.3 million and $6.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

Impaired loans (carried at fair value):

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurement Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)
June 30, 2012
Available for Sale:
U.S. Government agencies	$2,005	$-	$2,005	$-
States and political subdivisions	56,769	-	56,769	-
Corporate obligations	8,845	-	8,845	-
Mortgage-backed securities-government sponsored agencies	76,889	-	76,889	-
Equity securities-financial services	212	212	-	-
Total	$144,720	$212	$144,508	$-

December 31, 2011
Available for Sale:
U.S. Government agencies	$13,398	$-	$13,398	$-
States and political subdivisions	56,746	-	56,746	-
Corporate obligations	8,809	-	8,809	-
Mortgage-backed securities-government sponsored agencies	70,965	-	70,965	-
Equity securities-financial services	345	345	-	-
Total	$150,263	$345	$149,918	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement using

(In thousands)

Description	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Impaired Loans	$12,990	$-	$-	$12,990
Foreclosed Real Estate Owned	1,268	-	-	1,268
	$14,258	$-	$-	$14,258

December 31, 2011
Impaired Loans	$12,399	$-	$-	$12,399
Foreclosed Real Estate Owned	2,910	-	-	2,910
	$15,309	$-	$-	$15,309

There were no assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value at June 30, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Norwood has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Weighted Average)
June 30, 2012
Impaired loans	$12,990	Appraisal of collateral(1)	Appraisal adjustments(2)	0-20%
Foreclosed real estate owned	$1,268	Appraisal of collateral(1)(3)	Liquidation expenses(2)	20%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets’ fair values.

Loans receivable (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of impaired loans are generally based on the fair value of the loan’s collateral.

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

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2012 and December 31, 2011. (In thousands)
	Fair Value Measurements at June 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$24,396	$24,396	$24,396	$-	$-
Securities	144,892	144,897	212	144,685	-
Loans receivable, net	473,646	483,418	-	-	483,418
Mortgage servicing rights	288	286	286	-	-
Investment in FHLB stock	3,243	3,243	3,243	-	-
Bank owned life insurance	12,119	12,119	12,119	-	-
Accrued interest receivable	2,416	2,416	2,416	-	-

Financial liabilities:
Deposits	534,157	535,878	319,552	-	216,326
Short-term borrowings	27,192	27,192	27,192	-	-
Other borrowings	27,579	30,947	-	-	30,947
Accrued interest payable	1,335	1,335	1,335	-	-

Off-balance sheet financial instruments Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest- bearing deposits with banks and federal funds sold	$21,423	$21,423
Securities	150,434	150,440
Loans receivable, net	452,449	463,118
Mortgage servicing rights	302	308
Investment in FHLB stock	3,593	3,593
Bank owned life insurance	11,887	11,887
Accrued interest receivable	2,468	2,468

Financial liabilities:
Deposits	525,767	527,707
Short-term borrowings	21,794	21,794
Other borrowings	27,670	30,002
Accrued interest payable	1,321	1,321

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  The Company has provided the necessary disclosure in Item 2 of this Form 10-Q.

In September 2011, the FASB issued ASU 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80):Disclosures about an Employer’s Participation in a Multiemployer Plan.  The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan to enable users of financial statements to assess the potential cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The Company has adopted this standard.

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

The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results during 2011 and 2012 which includes stock redemptions and resumed dividend payments.  The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2012 and December 31, 2011.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition of the issuer, and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at June 30, 2012 and December 31, 2011 represents temporary impairment of the securities, related to changes in interest rates.

In connection with the acquisition of North Penn, we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The Company performed an assessment of key factors as of May 31, 2012 and determined that impairment of goodwill was not likely.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General
Total assets as of June 30, 2012 were $684.9 million compared to $668.8 million as of December 31, 2011, an increase of $16.1 million.  The increase includes $21.5 million of loan growth which was funded with an $8.4 million increase in deposits and proceeds from sales or maturities of securities.

Securities
The fair value of securities available for sale as of June 30, 2012 was $144.7 million compared to $150.3 million as of December 31, 2011.  The Company purchased $28.6 million of securities principally using the proceeds from $35.6 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$2,005	1.4%	$13,398	8.9%
States and political subdivisions	56,941	39.3	56,917	37.8
Corporate obligations	8,845	6.1	8,809	5.9
Mortgage-backed securities- government sponsored entities	76,889	53.1	70,965	47.2
Equity securities-financial services	212	0.1	345	0.2
Total	$144,892	100.0%	$150,434	100.0%

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

Loans

Loans receivable totaled $479.4 million at June 30, 2012 compared to $457.9 million as of December 31, 2011.  The majority of the growth recorded in 2012 was centered in commercial loans.  Commercial real estate loans increased $12.8 million during the period while other commercial loans increased $3.8 million.

The allowance for loan losses totaled $5,775,000 as of June 30, 2012 and represented 1.20% of total loans, compared to $5,458,000 at December 31, 2011, and $5,267,000 as of June 30, 2011.  The Company had net charge-offs for the six months ended June 30, 2012 of $433,000 compared to $999,000 in the comparable period in 2011.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2012 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of June 30, 2012, non-performing loans totaled $8.9 million, which is 1.85% of total loans compared to $7,815,000, or 1.71% of total loans at December 31, 2011.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2012	December 31, 2011
Loans accounted for on a non-accrual basis:
Commercial and all other	$385	$404
Real Estate	8,493	7,411
Total	8,878	7,815

Accruing loans which are contractually
past due 90 days or more	3	-
Total non-performing loans	8,881	7,815
Foreclosed real estate	1,268	2,910
Total non-performing assets	$10,149	$10,725
Allowance for loans losses Coverage of non-performing loans	$5,775 .65x	$5,458 .70x
Non-performing loans to total loans	1.85%	1.71%
Non-performing loans to total assets	1.30%	1.17%
Non-performing assets to total assets	1.48%	1.60%

Deposits
During the period, total deposits increased $8.4 million which includes growth of $10.6 million in non-interest bearing demand deposits, a $2.8 million increase in money market and NOW accounts, and a $2.2 million increase in savings deposits.  Certificates of deposit decreased $7.2 million due primarily to the seasonality of municipal deposits.

   The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2012	December 31, 2011

Non-interest bearing demand	$82,525	$71,959
Interest bearing demand	50,001	51,161
Money market deposit accounts	118,003	114,007
Savings	69,023	66,866
Time deposits <$100,000	144,862	141,220
Time deposits >$100,000	69,743	80,554

Total	$534,157	$525,767

Borrowings
Short-term borrowings as of June 30, 2012 totaled $27.2 million compared to $21.8 million as of December 31, 2011.  Securities sold under agreements to repurchase increased $5.4 million principally due to the seasonality of municipal cash management accounts.  Short-term borrowings consist of securities sold under agreements to repurchase, which totaled $27.2 million on June 30, 2012 and $21.8 million on December 31, 2011.

Other borrowings consisted of the following:

(dollars in thousands)
	June 30, 2012	December 31, 2011
Notes with the FHLB:
Convertible note due October 2012 at 4.37%	$5,000	$5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Fixed rate note due July 2015 at 4.34%	7,579	7,670
Convertible note due January 2017 at 4.71%	10,000	10,000
	$27,579	$27,670

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $579,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $42.5 million as of June 30, 2012 compared to $43.1 million as of December 31, 2011.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Unfunded availability under loan commitments	$50,754	$43,081
Unfunded commitments under lines of credit	37,462	29,255
Standby letters of credit	11,248	11,892

	$99,464	$84,228

Stockholders’ Equity and Capital Ratios
As of June 30, 2012, stockholders’ equity totaled $90.2 million, compared to $88.1 million as of December 31, 2011.   The net change in stockholders’ equity included $4.4 million of net income, that was partially offset by $2.0 million of dividends declared.  In addition, accumulated other comprehensive income decreased $156,000 due to a decrease in fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2012	December 31, 2011
Tier 1 Capital
(To average assets)	11.50%	11.29%
Tier 1 Capital
(To risk-weighted assets)	15.75%	15.86%
Total Capital
(To risk-weighted assets)	16.93%	17.04%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with applicable FRB, FDIC and PDB capital requirements as of June 30, 2012 and December 31, 2011.

Liquidity
As of June 30, 2012, the Company had cash and cash equivalents of $24.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $144.7 million which could be used for liquidity needs.  This totals $169.1 million and represents 24.7% of total assets compared to $171.7 million and 25.7% of total assets as of December 31, 2011.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2013 and December 31, 2011.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at June 30, 2013 and December 31, 2011.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2012.  There were no borrowings under this line as of June 30, 2012 and December 31, 2011.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  Borrowings under this line were $-0- as of June 30, 2012 and December 31, 2011.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $260,000,000 as of June 30, 2012, of which $27,000,000 was outstanding at June 30, 2012 and December 31, 2011 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures
This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 37 and 41.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2012			2011
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$-	$-	0.00%	$615	$-	0.00%
Interest bearing deposits with banks	11,261	7	0.25	25,136	16	0.25
Securities held-to-maturity	172	3	6.98	170	4	9.41
Securities available for sale:
Taxable	89,790	527	2.35	101,963	695	2.73
Tax-exempt (1)	52,197	722	5.53	46,847	662	5.65
Total securities available for sale (1)	141,987	1,249	3.52	148,810	1,357	3.65
Loans receivable (1) (4) (5)	481,524	6,504	5.40	387,203	5,517	5.70
Total interest earning assets	634,944	7,763	4.89	561,934	6,894	4.91
Non-interest earning assets:
Cash and due from banks	9,077			7,443
Allowance for loan losses	(5,776)			(5,753)
Other assets	43,844			33,047
Total non-interest earning assets	47,145			34,737
Total Assets	$682,089			$596,671
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$169,343	135	0.32	$126,053	132	0.42
Savings	68,947	25	0.15	68,622	53	0.31
Time	223,147	782	1.40	185,475	747	1.61
Total interest bearing deposits	461,437	942	0.82	380,150	932	0.98
Short-term borrowings	19,346	13	0.27	30,634	27	0.35
Other borrowings	27,605	243	3.52	37,563	342	3.64
Total interest bearing liabilities	508,388	1,198	0.94	448,347	1,301	1.16
Non-interest bearing liabilities:
Demand deposits	79,378			67,922
Other liabilities	4,069			4,881
Total non-interest bearing liabilities	83,447			72,803
Stockholders' equity	90,254			75,521
Total Liabilities and Stockholders' Equity	$682,089			$596,671

Net interest income (tax equivalent basis)		6,565	3.95%		5,593	3.75%
Tax-equivalent basis adjustment		(318)			(275)
Net interest income		$6,247			$5,318
Net interest margin (tax equivalent basis)			4.14%			3.98%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended June 30, 2012 Compared to Three months ended June 30, 2011 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Interest bearing deposits with banks	$(9)	$-	$(9)
Securities held to maturity	-	(1)	(1)
Securities available for sale:
Taxable	(78)	(90)	(168)
Tax-exempt securities	145	(85)	60
Total securities	67	(175)	(108)
Loans receivable	2,705	(1,718)	987
Total interest earning assets	2,763	(1,894)	869

Interest bearing liabilities:
Interest-bearing demand and money market	150	(147)	3
Savings	2	(30)	(28)
Time	495	(460)	35
Total interest bearing deposits	647	(637)	10
Short-term borrowings	(9)	(5)	(14)
Other borrowings	(88)	(11)	(99)
Total interest bearing liabilities	550	(653)	(103)
Net interest income (tax-equivalent basis)	$2,213	$(1,241)	$972

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2012 to June 30, 2011

General
For the three months ended June 30, 2012, net income totaled $2,258,000 compared to $1,484,000 earned in the similar period in 2011.  The increased net income for the three months ended March 31, 2012 reflects the full impact of the acquisition of North Penn Bancorp, Inc. (“North Penn”), which was completed on May 31, 2011.  Earnings per share for the current period were $.69 for basic and fully diluted compared to $.50 per share for the three months ended June 30, 2011.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2012 was 1.33% and 10.06%, respectively, compared to 1.00% and 7.88%, respectively, for the similar period in 2011.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended June 30, 2012 to June 30, 2011
Net income three months ended June 30, 2011	$1,484
Change due to:
Net interest income	929
Provision for loan losses	30
Gain on sales of loans and securities	241
Other income	(28)
Salaries and employee benefits	(215)
Occupancy, furniture and equipment	(82)
Merger related expenses	488
Foreclosed real estate expense	(68)
All other expenses	(144)
Income tax expense	(377)

Net income three months ended June 30, 2012	$2,258

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2012 totaled $6,565,000, an increase of $972,000 or 17.4% from the similar period in 2011.  The increase in net interest income largely reflects the increase in interest-earning assets from the North Penn acquisition, as well as loan growth recorded during the period.  The fte net interest spread and net interest margin were 3.95% and 4.14%, respectively, for the three months ended June 30, 2012 compared to 3.75% and 3.98%, respectively, for the similar period in 2011.

Interest income (fte) totaled $7,763,000 with a yield on average earning assets of 4.89% compared to $6,894,000 and 4.91% for the 2011 period. Average loans increased $94.3 million over the comparable period of last year which led to the improved interest income in spite of lower yields on loans and securities due to reinvestment at today’s lower interest rates.  A decreased level of low yield money market assets also contributed to the improved net interest margin.  Average earning assets totaled $634.9 million for the three months ended June 30, 2012, an increase of $73.0 million over the average for the similar period in 2011.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended June 30, 2012 totaled $1,198,000 at an average cost of .94% compared to $1,301,000 and 1.16% for the similar period in 2011.  As a result of the continued

low interest rate environment, the Company further reduced rates paid on its money market and savings accounts, and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.40% from 1.61% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2012 was $400,000 compared to $430,000 for the three months ended June 30, 2011.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $243,000 for the quarter ended June 30, 2012 compared to $943,000 for the similar period in 2011.

Other Income

Other income totaled $1,206,000 for the three months ended June 30, 2012 compared to $993,000 for the similar period in 2011.  The current period includes a $285,000 gain on the sale of investment securities compared to a $12,000 gain in the second quarter of 2011.  Gains on the sale of residential mortgage loans decreased $32,000 compared to the same quarter of last year due to decreased sales during the current period.  All other service charges and fees decreased $28,000 compared to the second quarter of last year.

Other Expense

Other expense for the three months ended June 30, 2012 totaled $3,957,000, or an increase of $21,000 from $3,936,000 for the similar period in 2011.  Expense increases related to the North Penn acquisition including staffing increases and higher occupancy costs on five community offices contributed to the increase. Foreclosed real estate costs increased $68,000 due to the costs of disposition and maintaining several properties, while merger related expenses decreased $488,000 compared to last year’s comparable period.

Income Tax Expense

Income tax expense totaled $838,000 for an effective tax rate of 27.1% for the period ending June 30, 2012 compared to $461,000 for an effective tax rate of 23.7% for the similar period in 2011.  The increased effective rate reflects a 34% tax rate on $1,151,000 of additional pre-tax income.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2012			2011
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$-	$-	0.00%	$392	$-	0.00%
Interest bearing deposits with banks	8,490	11	0.26	17,890	24	0.27
Securities held-to-maturity	171	5	5.85	170	7	8.24
Securities available for sale:
Taxable	91,280	1,060	2.32	99,738	1,345	2.70
Tax-exempt (1)	52,966	1,467	5.54	46,739	1,326	5.67
Total securities available for sale (1)	144,246	2,527	3.50	146,477	2,671	3.65
Loans receivable (1) (4) (5)	475,730	12,941	5.44	370,255	10,487	5.66
Total interest earning assets	628,637	15,484	4.93	535,184	13,189	4.93
Non-interest earning assets:
Cash and due from banks	8,688			7,122
Allowance for loan losses	(5,660)			(5,747)
Other assets	44,964			27,365
Total non-interest earning assets	47,992			28,740
Total Assets	$676,629			$563,924
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$167,452	274	0.33	$117,545	240	0.41
Savings	68,430	50	0.15	60,022	78	0.26
Time	224,553	1,579	1.41	179,234	1,499	1.67
Total interest bearing deposits	460,435	1,903	0.83	356,801	1,817	1.02
Short-term borrowings	18,902	24	0.25	29,234	51	0.35
Other borrowings	27,628	487	3.53	36,588	678	3.71
Total interest bearing liabilities	506,965	2,414	0.95	422,623	2,546	1.20
Non-interest bearing liabilities:
Demand deposits	75,728			64,907
Other liabilities	4,019			4,750
Total non-interest bearing liabilities	79,747			69,657
Stockholders' equity	89,917			71,644
Total Liabilities and Stockholders' Equity	$676,629			$563,924

Net interest income (tax equivalent basis)		13,070	3.97%		10,643	3.72%
Tax-equivalent basis adjustment		(636)			(544)
Net interest income		$12,434			$10,099
Net interest margin (tax equivalent basis)			4.16%			3.98%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.  Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

	Increase/(Decrease)
	Six months ended June 30, 2012 Compared to Six months ended June 30, 2011 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Interest bearing deposits with banks…………..	$(12)	$(1)	$(13)
Securities held to maturity............................	-	(2)	(2)
Securities available for sale:
Taxable...................................................	(108)	(177)	(285)
Tax-exempt securities..................................	227	(86)	141
Total securities..........................................	119	(263)	(144)
Loans receivable........................................	3,613	(1,159)	2,454
Total interest earning assets...........................	3,720	(1,425)	2,295

Interest bearing liabilities:
Interest-bearing demand and money market….	153	(119)	34
Savings................................................	26	(54)	(28)
Time...................................................	635	(555)	80
Total interest bearing deposits.......................	814	(728)	86
Short-term borrowings................................	(15)	(12)	(27)
Other borrowings......................................	(159)	(32)	(191)
Total interest bearing liabilities.....................	640	(772)	(132)
Net interest income (tax-equivalent basis).........	$3,080	$(653)	$2,427

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Six Months Ended June 30, 2012 to June 30, 2011

General
For the six months ended June 30, 2012, net income totaled $4,444,000 compared to $3,144,000 earned in the similar period in 2011.  Earnings per share for the current period were $1.35 for basic and fully diluted compared to $1.10 per share for the six months ended June 30, 2011.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2012 was 1.32% and 9.94%, respectively, compared to 1.12% and 8.85%, respectively, for the similar period in 2011.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended June 30, 2012 to June 30, 2011
Net income six months ended June 30, 2011	$3,144
Change due to:
Net interest income	2,335
Provision for loan losses	(100)
Gain on sales of loans and securities	282
Other income	14
Salaries and employee benefits	(665)
Occupancy, furniture and equipment	(171)
Merger related expenses	737
Foreclosed real estate expense	(171)
All other expenses	(364)
Income tax expense	(597)

Net income six months ended June 30, 2012	$4,444

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2012 totaled $13,070,000, an increase of $2,427,000 or 22.8% from the similar period in 2011.  The increase in net interest income largely reflects the increase in interest-earning assets from the North Penn acquisition, as well as loan growth recorded during the period.  The fte net interest spread and net interest margin were 3.97% and 4.16%, respectively, for the six months ended June 30, 2012 compared to 3.72% and 3.98%, respectively, for the similar period in 2011.

Interest income (fte) totaled $15,484,000 with a yield on average earning assets of 4.93% compared to $13,189,000 and 4.93% for the 2011 period.  Residential mortgage rates have continued to decline causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 5.44%, a decrease from 5.66% in the 2011 period.  The yield on investment securities also declined 15 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $628.6 million for the six months ended June 30, 2012 an increase of $93.5 million over the similar period in 2011. The growth in average earning assets helped offset the decline in loan and securities yields.

Interest expense for the six months ended June 30, 2012 totaled $2,414,000 at an average cost of .95% compared to $2,546,000 and 1.20% for the 2011 period.  The Company reduced rates paid on its deposits by 19 basis points and short-term borrowings by 10 basis points.  The cost of time deposits, which is the largest component of interest expense, was 1.41% for the 2012 period decreasing from 1.67% in 2011.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2012 was $750,000 compared to $650,000 for the six months ended June 30, 2011.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision was necessary to maintain the reserve at an adequate level after accounting for loan growth and charge-offs for the period ended June 30, 2012. Net charge-offs were $433,000 for the six months ended June 30, 2012 compared to $1.0 million for the similar period in 2011.  During the 2011 period the charge-off total was due primarily to one credit which had been carried in nonaccrual status.

Other Income

Other income totaled $2,497,000 for the six months ended June 30, 2012 compared to $2,201,000 for the similar period in 2011.  The current period includes $60,000 in gains on the sale of $2.3 million of residential mortgage loans compared to $241,000 in similar gains on the sales of $6.5 million of mortgage loans in the 2011 period.  Gains on the sale investment securities totaled $687,000 on sales of $18.3 million for the 2012 period compared to $224,000 of gains on sales of $10.3 million in the similar 2011 period.  The proceeds from investment securities sales were reinvested to improve credit quality in the Company’s bond portfolio as well as to fund new loan growth.

Other Expense

Other expenses totaled $8,104,000 for the six months ended June 30, 2012 an increase of $634,000 compared to $7,470,000 for the similar period in 2011.  The increase was due to costs related to the operation of five offices acquired from North Penn in 2011.  Salary and benefit costs increased $665,000 due to the added staff while occupancy and equipment expenses rose $171,000.  The majority of these increases were offset by a $737,000 decrease in merger related costs.  The efficiency ratio for the 2012 period was 54.3% compared to 60.7% in the 2011 period due to the acquisition costs recorded in 2011.

Income Tax Expense

Income tax expense totaled $1,633,000 for an effective tax rate of 26.9% in the 2012 period compared to $1,036,000 and 24.8% in 2011.  The increase in the effective tax rate reflects a 34% tax rate on $1,897,000 of additional pre-tax income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2012, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2012, the Company had a positive 90 day interest sensitivity gap of $76.5 million or 11.1% of total assets, comparable to the $76.7 million or 11.5% of total assets as of December 31, 2011.  Rate sensitive assets repricing within 90 days increased $7.2 million due to a $5.3 million increase in loans repricing within the period combined with a $2.8 million increase in interest bearing deposits.  Time deposits repricing within 90 days increased $5.7 million, while non-maturity interest bearing balances and other borrowings increased slightly.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2012
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$15,261	$-	$-	$-	$15,261
Securities	9,739	27,455	49,910	57,788	144,892
Loans Receivable	126,744	95,598	159,818	97,261	479,421
Total RSA	151,744	123,053	209,728	155,049	639,574

Non-maturity interest-bearing deposits	37,834	42,986	113,510	42,697	237,027
Time Deposits	31,379	80,762	70,659	31,805	214,605
Other	6,080	19,784	11,900	17,007	54,771
Total RSL	75,293	143,532	196,069	91,509	506,403

Interest Sensitivity Gap	$76,451	$(20,479)	$13,659	$63,540	$133,171
Cumulative Gap	76,451	55,972	69,631	133,171
RSA/RSL-cumulative	201.5%	125.6%	116.8%	126.3%

December 31, 2011

Interest Sensitivity Gap	$76,745	$(21,350)	$(6,566)	$68,689	$117,518
Cumulative Gap	76,745	55,395	48,829	117,518
RSA/RSL-cumulative	213.2%	125.2%	111.8%	125.3%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclsoures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (3)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (4)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (4)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files *
______________________
*	To be filed by amendment as permitted by Rule 405(a)(2)(iv) of Regulation S-T.

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(5)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(6)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(7)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 8, 2012	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2012	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)