Form 10-Q/A
period 2012-06-30
NORWOOD FINANCIAL CORP
filed 2012-09-05
CIK 1013272

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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended June, 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 8, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and Joseph A. Kneller (5)
10.9	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.10	2006 Stock Option Plan (6)
10.11	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.12	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.14	First and Second Amendments to Salary Continuation Agreement with Joseph A. Kneller (7)
10.15	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO *
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.LAB	XBRL Labels Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **
101.DEF	XBRL Definition Linkbase Document **
______________________
*	Previously filed with Norwood Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 8, 2012).

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

NORWOOD FINANCIAL CORP.

Date:	September 5, 2012	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 5, 2012	By:	/s/ William S. Lance
William S. Lance
Executive Vice President, and Chief Financial Officer
(Principal Financial Officer)