Form 10-Q
period 2012-09-30
NORWOOD FINANCIAL CORP
filed 2012-11-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September  30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  _______________ to ___________________

Commission file number     0-28366

Norwood Financial Corp.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2828306
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Class	Outstanding as of November 1, 2012
Common stock, par value $0.10 per share	3,277,607

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$10,514	$8,974
Interest bearing deposits with banks	24,825	12,449
Cash and cash equivalents	35,339	21,423

Securities available for sale, at fair value	147,639	150,263
Securities held to maturity, fair value 2012: $175, 2011: $177	172	171
Loans receivable, net of unearned income	479,501	457,907
Less: Allowance for loan losses	5,341	5,458
Net loans receivable	474,160	452,449
Investment in Federal Home Loan Bank Stock, at cost	2,932	3,593
Bank premises and equipment, net	7,453	7,479
Bank owned life insurance	12,234	11,887
Accrued interest receivable	2,589	2,468
Foreclosed real estate owned	659	2,910
Goodwill	9,715	9,715
Other intangibles	684	800
Other assets	5,121	5,656
TOTAL ASSETS	$698,697	$668,814

LIABILITIES
Deposits:
Non-interest bearing demand	$89,218	$71,959
Interest-bearing	452,372	453,808
Total deposits	541,590	525,767
Short-term borrowings	32,386	21,794
Other borrowings	27,533	27,670
Accrued interest payable	1,462	1,321
Other liabilities	3,775	4,201
TOTAL LIABILITIES	606,746	580,753

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2012: 3,371,849 shares, 2011: 3,371,866 shares	337	337
Surplus	24,728	24,660
Retained earnings	66,005	62,308
Treasury stock at cost: 2012: 94,242 shares, 2011: 87,370 shares	(2,739)	(2,559)
Accumulated other comprehensive income	3,620	3,315
TOTAL STOCKHOLDERS’ EQUITY	91,951	88,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$698,697	$668,814
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans receivable, including fees	$6,429	$6,521	$19,233	$16,917
Securities	971	1,116	3,004	3,341
Other	9	18	20	42
Total interest income	7,409	7,655	22,257	20,300

INTEREST EXPENSE
Deposits	897	1,054	2,800	2,871
Short-term borrowings	14	24	38	75
Other borrowings	246	314	733	992
Total interest expense	1,157	1,392	3,571	3,938
NET INTEREST INCOME	6,252	6,263	18,686	16,362
PROVISION FOR LOAN LOSSES	900	425	1,650	1,075
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,352	5,838	17,036	15,287

OTHER INCOME
Service charges and fees	561	581	1,674	1,722
Income from fiduciary activities	96	106	274	324
Net realized gains on sales of securities	631	544	1,318	768
Gains on sale of loans and servicing rights	83	41	143	282
Other	220	234	679	611
Total other income	1,591	1,506	4,088	3,707

OTHER EXPENSES
Salaries and employee benefits	2,102	2,129	6,300	5,662
Occupancy, furniture & equipment	512	489	1,489	1,295
Data processing related	222	233	670	635
Taxes, other than income	150	142	451	414
Professional fees	157	171	583	296
Merger related expenses	-	16	18	771
Federal Deposit Insurance Corporation insurance assessment	94	102	290	317
Foreclosed real estate owned expense (income)	(23)	372	184	408
Other	743	700	2,076	2,026
Total other expenses	3,957	4,354	12,061	11,824

INCOME BEFORE INCOME TAXES	2,986	2,990	9,063	7,170
INCOME TAX EXPENSE	786	775	2,419	1,811
NET INCOME	$2,200	$2,215	$6,644	$5,359

BASIC EARNINGS PER SHARE	$.67	$.67	$2.03	$1.79

DILUTED EARNINGS PER SHARE	$.67	$.67	$2.02	$1.79

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statement of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net income	$2,200	$2,215
Other Comprehensive Income:
Investment securities available for sale:
Unrealized holding gains	1,331	2,021
Tax effect	(453)	(688)
Reclassification of gains recognized in net income	(631)	(544)
Tax effect	214	185
Other Comprehensive Income	461	974
Comprehensive Income	$2,661	$3,189

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net income	$6,644	$5,359
Other Comprehensive Income:
Investment securities available for sale:
Unrealized holding gains	1,775	3,648
Tax effect	(602)	(1,241)
Reclassification of gains recognized in net income	(1,318)	(768)
Tax effect	450	261
Other Comprehensive Income	305	1,900
Comprehensive Income	$6,949	$7,259

See accompanying notes to unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2012
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2011	3,371,866	$337	$24,660	$62,308	87,370	$(2,559)	$3,315	$88,061
Net Income				6,644				6,644
Other comprehensive income							305	305
Cash dividends declared $.90 per share				(2,947)				(2,947)
Acquisition of treasury stock					11,647	(320)		(320)
Compensation expense related to stock options			98					98
Stock options exercised			(41)		(4,775)	140		99
Tax benefit on stock options			11					11
North Penn exchange adjustment	(17)				_____	______	_____	___
Balance, September 30, 2012	3,371,849	$337	$24,728	$66,005	94,242	$(2,739)	$3,620	$91,951

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)	Nine Months Ended Sptember 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,644	$5,359
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	1,075
Depreciation	420	369
Amortization of intangible assets	116	68
Deferred income taxes	(404)	(31)
Net amortization of securities premiums and discounts	888	564
Net realized gain on sales of securities	(1,318)	(768)
Net increase in value of life insurance	(395)	(299)
Loss (gain) on sale of foreclosed real estate	(24)	54
Net gain on sale of mortgage loans	(163)	(282)
Mortgage loans originated for sale	(4,343)	(8,677)
Proceeds from sale of mortgage loans originated for sale	4,506	8,959
Compensation expense related to stock options	98	126
Decrease in accrued interest receivable and other assets	1,434	2,049
(Decrease) increase in accrued interest payable and other liabilities	(281)	675
Net cash provided by operating activities	8,828	9,241

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	23,265	27,734
Proceeds from maturities and principal reductions on mortgage-backed securities	25,251	23,180
Purchases	(45,780)	(35,043)
Redemption of FHLB stock	661	527
Net (increase) decrease in loans	(24,261)	15,975
Purchase of bank premises and equipment	(394)	(135)
Proceeds from sale of bank premises and equipment and foreclosed real estate	3,229	346
Acquisition, net of cash acquired	-	4,544
Net cash (used in) provided by investing activities	(18,029)	37,128

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	15,823	(2,786)
Net increase (decrease) in short-term borrowings	10,592	(1,333)
Repayments of other borrowings	(137)	(18,060)
Stock options exercised	99	-
Tax benefit of stock options exercised	11	-
Acquisition of treasury stock	(320)	(207)
Cash dividends paid	(2,951)	(2,559)
Net cash provided by (used in)financing activities	23,117	(24,945)
Increase in cash and cash equivalents	13,916	21,424

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,423	16,625
CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,339	$38,049
See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors and borrowers	$3,430	$3,985
Income taxes paid, net of refunds	$1,408	$1,409
Supplemental Schedule of Noncash Investing Activities
Investment purchases	$(774)	$-
Transfers of loans to foreclosed real estate and repossession of other assets	$954	$3,051

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share:

(in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic EPS weighted average shares outstanding	3,278	3,292	3,279	3,001
Dilutive effect of stock options	8	1	5	1
Diluted EPS weighted average shares outstanding	3,286	3,293	3,284	3,002

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore were not included in the diluted earnings per share calculation were 60,000 and 165,150 as of September 30, 2012 and 2011, respectively, based upon the closing price of Norwood common stock of $30.20 and $24.02 per share on September 30, 2012 and 2011, respectively.

3.  Stock-Based Compensation

 As of September 30, 2012, there was $33,000 of total unrecognized compensation cost related to non-vested options granted in 2011 under the plan, which will be fully amortized by December 31, 2012.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)

Outstanding at January 1, 2012	209,914	$28.43	6.3	Yrs.	$113
Granted	-	-		-	-
Exercised	(4,775)	20.72	.8	Yrs.	31
Forfeited	(12,225)	29.65	5.2	Yrs.	-
Outstanding at September 30, 2012	192,914	28.54	5.7	Yrs.	370

Exercisable at September 30, 2012	164,914	28.72	5.0	Yrs.	293

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $30.20 as of September 30, 2012 and $27.47 as of December 31, 2011.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2012	2011
Unfunded availability under loan commitments	$38,297	$37,649
Unfunded commitments under lines of credit	37,081	31,183
Standby letters of credit	11,277	11,960

	$86,655	$80,792

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

5. Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$6,999	$43	$-	$7,042
States and political subdivisions	55,445	3,249	(2)	58,692
Corporate obligations	9,041	341	-	9,382
Mortgage-backed securities-government sponsored entities	70,292	1,869	(39)	72,122
	141,777	5,502	(41)	147,238
Equity securities-financial services	374	27	-	401
	$142,151	$5,529	$(41)	$147,639
Held to Maturity:
States and political subdivisions	$172	$3	$-	$175

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,268	$130	$-	$13,398
States and political subdivisions	54,106	2,640	-	56,746
Corporate obligations	8,733	130	(54)	8,809
Mortgage-backed securities-government sponsored entities	68,886	2,081	(2)	70,965
	144,993	4,981	(56)	149,918
Equity securities-financial services	239	109	(3)	345
	$145,232	$5,090	$(59)	$150,263
Held to Maturity:
States and political subdivisions	$171	$6	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$2,161	$(2)	$-	$-	$2,161	$(2)
Mortgage-backed securities-government sponsored agencies	13,062	(39)	-	-	13,062	(39)
	$15,223	$(41)	$-	$-	$15,223	$(41)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate obligations	$4,152	$(54)	$-	$-	$4,152	$(54)
Mortgage-backed securities-government sponsored agencies	2,495	(2)	-	-	2,495	(2)
Equity securities-financial services	34	(2)	15	(1)	49	(3)
	$6,681	$(58)	$15	$(1)	$6,696	$(59)

At September 30, 2012, the Company has 14 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions.  As of September 30, 2012, there were no unrealized losses on equity securities.  Management believes that the unrealized loss represents temporary impairment of the securities as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The amortized cost and fair value of debt securities as of September 30, 2012 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$7,586	$7,676	$-	$-
Due after one year through five years	12,691	12,996	172	175
Due after five years through ten years	21,165	22,223	-	-
Due after ten years	30,043	32,221	-	-

Mortgage-backed securities-government sponsored agencies	70,292	72,122	-	-
	$141,777	$147,238	$172	$175

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Gross realized gains	$631	$548	$1,318	$776
Gross realized losses	-	(4)	-	(8)
Net realized gain	$631	$544	$1,318	$768
Proceeds from sales of securities	$15,549	$17,390	$23,265	$27,734

6. Loans Receivable and Allowance for Loan Losses

  Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans (dollars in thousands)

	September 30, 2012		December 31,

Real Estate-Residential	$148,056	30.9%	$148,148	32.3%
Commercial	274,081	57.1	262,476	57.3
Construction	14,819	3.1	11,087	2.4
Commercial, financial and agricultural	28,528	5.9	22,684	5.0
Consumer loans to individuals	14,515	3.0	13,934	3.0
Total loans	479,999	100.0%	458,329	100.0%

Deferred fees (net)	(498)		(422)

Allowance for loan losses	(5,341)		(5,458)
Net loans receivable	$474,160		$452,449

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30, 2012 (in thousands):

Balance at beginning of period	$171
Accretion	(71)
Reclassification and other	-
Balance at end of period	$100

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2012	December 31, 2011
	Acquired Loans with Specific Evidence of Deterioration in Credit Quality	Acquired Loans with Specific Evidence of Deterioration in Credit Quality
Outstanding Balance	$1,328	$ 1,412
Carrying Amount	1,228	1,246

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and September 30, 2012.

The Company maintains a loan review system, which provides for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
September 30, 2012	(In thousands)

Individually evaluated for impairment	$-	$11,157	$-	$237	$-	$11,394
Loans acquired with deteriorated credit quality	271	957	-	-	-	1,228
Collectively evaluated for impairment	147,785	261,967	14,819	28,291	14,515	467,377

Total loans	$148,056	$274,081	$14,819	$28,528	$14,515	$479,999

	Rreal Estate
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
December 31, 2011	(In thousands)

Individually evaluated for impairment	$-	$11,786	$-	$598	$-	$12,384
Loans acquired with deteriorated credit quality	343	903	-	-	-	1,246
Collectively evaluated for impairment	147,805	249,787	11,087	22,086	13,934	444,699
Total Loans	$148,148	$262,476	$11,087	$22,684	$13,934	$458,329

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
September 30, 2012 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$271	$291	$-
Commercial	5,585	5,665	-
Commercial Loans	237	237	-
Total	6,093	6,193	-
With an allowance recorded:
Real Estate Loans
Commercial	6,529	6,529	89
Total	6,529	6,529	89
Total:
Real Estate loans
Residential	271	291	-
Commercial	12,114	12,194	89
Commercial Loans	237	237	-
Total Impaired Loans	$12,622	$12,722	$89

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2011 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$343	$385	$-
Commercial	5,866	5,995	-
Commercial Loans	598	598	-
Total	6,807	6,978	-
With an allowance recorded:
Real Estate Loans
Commercial	6,823	6,823	1,231
Total	6,823	6,823	1,231
Total:
Real Estate loans
Residential	343	385	-
Commercial	12,689	12,818	1,231
Commercial Loans	598	598	-
Total Impaired Loans	$13,630	$13,801	$1,231

The following information for impaired loans is presented for the nine months ended September 30, 2012 and 2011:

	Average Recorded Investment		Interest Income Recognized
	2012	2011	2012	2011
Total:	(In thousands)
Real Estate loans
Residential	$284	-	$4	$-
Commercial	12,937	$15,454	206	320
Commercial Loans	401	395	-	60
Total Loans	$13,622	$15,849	$210	$380

The following information for impaired loans is presented for the three months ended September 30, 2012 and 2011:

	Average Recorded Investment		Interest Income Recognized
	2012	2011	2012	2011
Total:	(In thousands)
Real Estate loans
Residential	$272	-	$2	$-
Commercial	12,783	$15,426	60	145
Commercial Loans	311	392	-	10
Total Loans	$13,366	$15,818	$62	$155

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2012, troubled debt restructured loans totaled $6.1 million and resulted in specific reserves of $78,000. During the quarter ending September 30, 2012, one loan with a balance of $6.5 million was written down by $1.0 million to $5.5 million as a result of the borrower’s inability to make the modified payments.  The write-down was based on the estimated realizable value of the real estate collateral.  During 2012 and 2011, there were no new loans identified as troubled debt restructurings.  As of December 31, 2011, troubled debt restructured loans totaled $7.2 million and resulted in specific reserves of $1.2 million.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2012 and December 31, 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate loans	$247,475	$13,376	$13,230	$-	$274,081
Commercial loans	27,930	320	278	-	28,528
Total	$275,405	$13,696	$13,508	$-	$302,609

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate loans	$237,407	$11,009	$14,060	$-	$262,476
Commercial loans	21,598	427	659	-	22,684
Total	$259,005	$11,436	$14,719	$-	$285,160

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  Nonperforming loans include loans on nonaccrual status and accruing loans which are past due over ninety days. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Performing	Nonperforming	Total
Residential real estate loans	$145,683	$2,373	$148,056
Construction	14,819	-	14,819
Consumer loans	14,515	-	14,515
Total	$175,017	$2,373	$177,390

December 31, 2011	Performing	Nonperforming	Total
Residential real estate loans	$145,061	$3,087	$148,148
Construction	11,087	-	11,087
Consumer loans	13,934	-	13,934
Total	$170,082	$3,087	$173,169

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2012 and December 31, 2011 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2012
Real Estate loans
Residential	$144,724	$831	$128	$-	$2,373	$3,332	$148,056
Commercial	260,555	1,364	991	67	11,104	13,526	274,081
Construction	14,799	20	-	-	-	20	14,819
Commercial loans	28,278	13	-	-	237	250	28,528
Consumer loans	14,457	53	5	-	-	58	14,515
Total	$462,813	$2,281	$1,124	$67	$13,714	$17,186	$479,999

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2011
Real Estate loans
Residential	$143,550	$160	$1,351	$-	$3,087	$4,598	$148,148
Commercial	255,613	1,015	1,524	-	4,324	6,863	262,476
Construction	10,532	-	555	-	-	555	11,087
Commercial loans	22,086	194	-	-	404	598	22,684
Consumer loans	13,835	89	10	-	-	99	13,934
Total	$445,616	$1,458	$3,440	$-	$7,815	$12,713	$458,329

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(402)	(1,316)	(7)	(23)	(46)	(1,794)
Recoveries	6	1	-	-	20	27
Provision Expense	836	594	10	158	52	1,650
Ending balance, September 30, 2012	$1,697	$3,117	$75	$282	$170	$5,341
Ending balance individually evaluated for impairment	$-	$89	-	-	-	$89
Ending balance collectively evaluated for impairment	$1,697	$3,028	$75	$282	$170	$5,252

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2012	$1,559	$3,691	$87	$263	$175	$5,775
Charge Offs	(94)	(1,220)	-	(23)	(13)	(1,350	) )
Recoveries	5	1	-	-	10	16
Provision Expense	227	645	(12)	42	(2)	900
Ending balance, September 30, 2012	$1,697	$3,117	$75	$282	$170	$5,341

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2010	$1,167	$3,976	$110	$171	$192	$5,616
Charge Offs	(372)	(963)	-	(2)	(80)	(1,417)
Recoveries	25	-	-	5	41	71
Provision Expense	333	782	(29)	(20)	9	1,075
Ending balance, September 30, 2011	$1,153	$3,795	$81	$154	$162	$5,345
Ending balance individually evaluated for impairment	$-	$1,322	-	-	-	$1,322
Ending balance collectively evaluated for impairment	$1,153	$2,473	$81	$154	$162	$4,023

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2011	$1,096	$3,675	$91	$258	$147	$5,267
Charge Offs	(146)	(199)	-	-	(39)	(384)
Recoveries	18	-	-	-	19	37
Provision Expense	185	319	(10)	(104)	35	425
Ending balance, September 30, 2011	$1,153	$3,795	$81	$154	$162	$5,345

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2012, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry and property owners associations with loans outstanding of $46.4 million, or 51.6% of capital, to the hospitality lodging industry and $10.3 million, or 15.6% of capital, to property owners associations. There were no losses recognized on loans to the hospitality industry or to property owners associations during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $163,000 and $0 respectively, in the first nine months of 2012 compared to $240,000 and $21,000, respectively, in the same period in 2011.  The proceeds from the sales of residential mortgage loans totaled $4.5 million and $9.0 million for the nine months ended September 30, 2012 and 2011, respectively.  During the three months ended September 30, 2012, gross realized gains and gross realized losses on sales of residential mortgage loans were $88,000 and $0 respectively, compared to $81,000 and $21,000, respectively in the same three month period of 2011.  The proceeds from the sales of residential mortgage loans totaled $2.2 million and $2.2 million, respectively for the three months ended September 30, 2012 and 2011.

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

We may be required from time to time to measure certain assets at fair value on a nonrecurring basis.   These adjustments to fair value usually result from application of lower-of-cost-or market accounting or write-downs of individual assets.

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

     For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

	Fair Value Measurement Using
Description	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2012	(In thousands)
Available for Sale:
U.S. Government agencies	$7,042	$-	$7,042	$-
States and political subdivisions	58,692	-	58,692	-
Corporate obligations	9,382	-	9,382	-
Mortgage-backed securities-government sponsored agencies	72,122	-	72,122	-
Equity securities-financial services	401	401	-	-
Total	$147,639	$401	$147,238	$-

December 31, 2011
Available for Sale:
U.S. Government agencies	$13,398	$-	$13,398	$-
States and political subdivisions	56,746	-	56,746	-
Corporate obligations	8,809	-	8,809	-
Mortgage-backed securities-government sponsored agencies	70,965	-	70,965	-
Equity securities-financial services	345	345	-	-
Total	$150,263	$345	$149,918	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement using

(In thousands)

Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Impaired Loans	$12,533	$-	$-	$12,533
Foreclosed Real Estate Owned	659	-	-	659
	$13,192	$-	$-	$13,192

December 31, 2011
Impaired Loans	$12,399	$-	$-	$12,399
Foreclosed Real Estate Owned	2,910	-	-	2,910
	$15,309	$-	$-	$15,309

There were no assets measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value at September 30, 2012.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Norwood has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range(Weighted Average)
September 30, 2012
Impaired loans	$12,533	Appraisal of collateral(1)	Appraisal adjustments(2)	10-30% (24.05%)
Foreclosed real estate owned	$659	Appraisal of collateral(1)(3)	Liquidation expenses(2)	20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less any associated allowance.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2012 and December 31, 2011. (In thousands)

	Fair Value Measurements at September 30, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$35,339	$35,339	$35,339	$-	$-
Securities	147,811	147,814	401	147,413	-
Loans receivable, net	474,160	485,255	-	-	485, 255
Mortgage servicing rights	283	283	-	-	283
Investment in FHLB stock	2,932	2,932	2,932	-	-
Bank owned life insurance	12,234	12,234	12,234	-	-
Accrued interest receivable	2,589	2,589	2,589	-	-

Financial liabilities:
Deposits	541,590	543,356	330,734	-	212,622
Short-term borrowings	32,386	32,386	32,386	-	-
Other borrowings	27,533	30,780	-	-	30,780
Accrued interest payable	1,462	1,462	1,462	-	-

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$21,423	$21,423
Securities	150,434	150,440
Loans receivable, net	452,449	463,118
Mortgage servicing rights	302	308
Investment in FHLB stock	3,593	3,593
Bank owned life insurance	11,887	11,887
Accrued interest receivable	2,468	2,468

Financial liabilities:
Deposits	525,767	527,707
Short-term borrowings	21,794	21,794
Other borrowings	27,670	30,002
Accrued interest payable	1,321	1,321

Off-balance sheet financial instruments: Commitments to extend credit and outstanding letters of credit	-	-

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

Management evaluates the restricted stock for impairment.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary decline in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management believes no impairment charge is necessary related to the restricted stock as of September 30, 2012 and December 31, 2011.

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition of the issuer, and 3) the intent and ability of the Company to hold the security to allow for a recovery to fair value.  The Company believes that the unrealized loss on all other securities at September 30, 2012 and December 31, 2011 represents temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General
Total assets as of September 30, 2012 were $698.7 million compared to $668.8 million as of December 31, 2011, an increase of $29.9 million.  The increase includes $21.6 million of loan growth which was funded with an $15.8 million increase in deposits and a $10.6 million increase in short-term borrowings in the form of repurchase agreements.

Securities
The fair value of securities available for sale as of September 30, 2012 was $147.6 million compared to $150.3 million as of December 31, 2011.  The Company purchased $45.8 million of securities principally using the proceeds from $48.5 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$7,042	4.8%	$13,398	8.9%
States and political subdivisions	58,864	39.8	56,917	37.8
Corporate obligations	9,382	6.3	8,809	5.9
Mortgage-backed securities- government sponsored entities	72,122	48.8	70,965	47.2
Equity securities-financial services	401	0.3	345	0.2
Total	$147,811	100.0%	$150,434	100.0%

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

Loans

Loans receivable totaled $479.5 million at September 30, 2012 compared to $457.9 million as of December 31, 2011.  The majority of the growth recorded in 2012 was centered in commercial loans.  Commercial real estate loans increased $11.6 million during the period while other commercial loans increased $5.8 million.

The allowance for loan losses totaled $5,341,000 as of September 30, 2012 and represented 1.11% of total loans, compared to $5,458,000 at December 31, 2011, and $5,345,000 as of September 30, 2011.  The Company had net charge-offs for the nine months ended September 30, 2012 of $1,767,000 compared to $1,346,000 in the comparable period in 2011.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2012 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

     As of September 30, 2012, non-performing loans totaled $13.8 million, which is 2.87% of total loans compared to $7,815,000, or 1.71% of total loans at December 31, 2011.  During the three month period ended September 30, 2012, one large commercial relationship in the amount of $6.5 million was transferred to nonaccrual status based on the borrower’s inability to make scheduled payments.  Subsequent to the transfer, a $1.0 million write-down was processed based on the estimated realizable value of the collateral.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2012		December 31, 2011
Loans accounted for on a non-accrual basis:
Commercial and all other	$237		$404
Real Estate	13,477		7,411
Total	13,714		7,815

Accruing loans which are contractually
past due 90 days or more	67		-
Total non-performing loans	13,781		7,815
Foreclosed real estate	659		2,910
Total non-performing assets	$14,440		$10,725
Allowance for loans losses	$5,341		$5,458
Coverage of non-performing loans	.39	x	.70	x
Non-performing loans to total loans	2.87%		1.71%
Non-performing loans to total assets	1.97%		1.17%
Non-performing assets to total assets	2.07%		1.60%

Deposits
During the nine month period ending September 30, 2012, total deposits increased $15.8 million which includes growth of $17.3 million in non-interest bearing demand deposits and a $14.2 million increase in money market accounts.  Certificates of deposit decreased $10.9 million due primarily to the seasonality of municipal deposits while NOW account balances decreased due to fluctuations in municipal accounts.

   The following table sets forth deposit balances as of the dates indicated:
(dollars in thousands)	September 30, 2012	December 31, 2011

Non-interest bearing demand	$89,218	$71,959
Interest bearing demand	46,627	51,161
Money market deposit accounts	128,183	114,007
Savings	66,706	66,866
Time deposits <$100,000	143,493	141,220
Time deposits >$100,000	67,363	80,554

Total	$541,590	$525,767

Borrowings
Short-term borrowings consist of securities sold under agreements to repurchase, which totaled $32.4 million on September 30, 2012 and $21.8 million on December 31, 2011.  The increase of $10.6 million reflects the seasonality of the accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	September 30, 2012	December 31, 2011
Notes with the FHLB:
Convertible note due October 2012 at 4.37%	$5,000	$5,000
Convertible note due May 2013 at 3.015%	5,000	5,000
Fixed rate note due July 2015 at 4.34%	7,533	7,670
Convertible note due January 2017 at 4.71%	10,000	10,000
	$27,533	$27,670

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 11 to 19 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $533,000 fair value adjustment net of amortization, which was recorded at the time of the North Penn acquisition.

Stockholders’ Equity and Capital Ratios
As of September 30, 2012, stockholders’ equity totaled $92.0 million, compared to $88.1 million as of December 31, 2011.   The net change in stockholders’ equity included $6.6 million of net income, that was partially offset by $2.9 million of dividends declared.  In addition, accumulated other comprehensive income increased $305,000 due to an increase in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

September 30, 2012 December 31, 2011
Tier 1 Capital
(To average assets) 11.61% 11.29%
Tier 1 Capital
(To risk-weighted assets) 15.88% 15.86%
Total Capital
(To risk-weighted assets) 16.97% 17.04%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with applicable FRB, FDIC and PDB capital requirements as of September 30, 2012 and December 31, 2011.

Liquidity
As of September 30, 2012, the Company had cash and cash equivalents of $35.3 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $147.6 million which could be used for liquidity needs.  This totals $182.9 million and represents 26.2% of total assets compared to $171.7 million and 25.7% of total assets as of December 31, 2011.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2012 and December 31, 2011.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at September 30, 2012 and December 31, 2011.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2013.  There were no borrowings under this line as of September 30, 2012 and December 31, 2011.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings as of September 30, 2012 and December 31, 2011.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $260,000,000 as of September 30, 2012, of which $27,000,000 was outstanding at September 30, 2012 and December 31, 2011 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2012			2011
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$-	$-	0.00%	$1,416	$-	0.04%
Interest bearing deposits with banks	15,212	9	0.24	26,627	18	0.27
Securities held-to-maturity	172	2	4.65	170	3	7.06
Securities available for sale:
Taxable	93,289	479	2.05	94,973	626	2.64
Tax-exempt (1)	54,664	742	5.43	52,824	740	5.60
Total securities available for sale (1)	147,953	1,221	3.30	147,797	1,366	3.70
Loans receivable (1) (4) (5)	481,841	6,485	5.38	460,450	6,578	5.71
Total interest earning assets	645,178	7,717	4.78	636,460	7,965	5.01
Non-interest earning assets:
Cash and due from banks	9,765			10,120
Allowance for loan losses	(5,917)			(5,358)
Other assets	37,849			46,985
Total non-interest earning assets	41,697			51,747
Total Assets	$686,875			$688,207
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$170,573	125	0.29	$160,344	165	0.41
Savings	67,668	16	0.09	84,062	61	0.29
Time	212,590	756	1.42	209,106	828	1.58
Total interest bearing deposits	450,831	897	0.79	453,512	1,054	0.93
Short-term borrowings	27,565	14	0.20	28,956	24	0.33
Other borrowings	27,557	246	3.57	38,285	314	3.28
Total interest bearing liabilities	505,953	1,157	0.91	520,753	1,392	1.07
Non-interest bearing liabilities:
Demand deposits	85,194			75,831
Other liabilities	3,947			5,204
Total non-interest bearing liabilities	89,141			81,035
Stockholders' equity	91,781			86,419
Total Liabilities and Stockholders' Equity	$686,875			$688,207

Net interest income (tax equivalent basis)		6,560	3.87%		6,573	3.94%
Tax-equivalent basis adjustment		(308)			(310)
Net interest income		$6,252			$6,263
Net interest margin (tax equivalent basis)			4.07%			4.13%
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

	Increase/(Decrease) Three months ended September 30, 2012 Compared to Three months ended September 30, 2011 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Interest bearing deposits with banks	$(7)	$(2)	$(9)
Securities held to maturity	-	(1)	(1)
Securities available for sale:
Taxable	(11)	(136)	(147)
Tax-exempt securities	98	(96)	2
Total securities	87	(232)	(145)
Loans receivable	1,315	(1,408)	(93)
Total interest earning assets	1,395	(1,643)	(248)

Interest bearing liabilities:
Interest-bearing demand and money market	62	(103)	(41)
Savings	(10)	(35)	(45)
Time	85	(157)	(72)
Total interest bearing deposits	137	(295)	(158)
Short-term borrowings	(1)	(9)	(10)
Other borrowings	(221)	153	(68)
Total interest bearing liabilities	(85)	(151)	(236)
Net interest income (tax-equivalent basis)	$1,480	$(1,492)	$(12)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2012 to September 30, 2011

General
For the three months ended September 30, 2012, net income totaled $2,200,000 compared to $2,215,000 earned in the similar period in 2011.  The slight decrease was the result of additional loan loss provisions in the amount of $475,000 which offset improvements of $85,000 in non-interest income and $397,000 in non-interest expenses.  Earnings per share for the current period were $.67 for basic and fully diluted which equaled the $.67 per share for the three months ended September 30, 2011.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2012 were 1.27% and 9.54%, respectively, compared to 1.28% and 10.17%, respectively, for the similar period in 2011.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended September 30, 2012 to September 30, 2011
Net income three months ended September 30, 2011	$2,215
Change due to:
Net interest income	(11)
Provision for loan losses	(475)
Gain on sales of loans and securities	129
Other income	(44)
Salaries and employee benefits	27
Occupancy, furniture and equipment	(23)
Merger related expenses	16
Foreclosed real estate expense	395
All other expenses	(18)
Income tax expense	(11)

Net income three months ended September 30, 2012	$2,200

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2012 totaled $6,560,000, a decrease of $13,000 from the similar period in 2011.  The decrease in net interest income largely reflects the reduced earnings on loans and securities due to growth and reinvestment at current market rates.  The fte net interest spread and net interest margin were 3.87% and 4.07%, respectively, for the three months ended September 30, 2012 compared to 3.94% and 4.13%, respectively, for the similar period in 2011.

Interest income (fte) totaled $7,717,000 with a yield on average earning assets of 4.78% compared to $7,965,000 and 5.01% for the 2011 period. Average loans increased $21.4 million over the comparable period of last year but interest income was reduced by $248,000 due to a 59 basis point reduction in the yield earned on taxable securities and a 33 basis point decrease in the yield on loans.  Average earning assets totaled $645.2 million for the three months ended September 30, 2012, an increase of $8.7 million over the average for the similar period in 2011.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended September 30, 2012 totaled $1,157,000 at an average cost of .91% compared to $1,392,000 and 1.07% for the similar period in 2011.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market and savings accounts, and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.42% from 1.58% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2012 was $900,000 compared to $425,000 for the three months ended September 30, 2011.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $1,334,000 for the quarter ended September 30, 2012 compared to $347,000 for the similar period in 2011.  The increase in the current period includes a $1.0 million write-down on a loan which had previously been modified as a Troubled Debt Restructuring and had been classified as substandard.

Other Income

Other income totaled $1,591,000 for the three months ended September 30, 2012 compared to $1,506,000 for the similar period in 2011.  The current period includes a $631,000 gain on the sale of investment securities compared to a $544,000 gain in the third quarter of 2011.  Gains on the sale of residential mortgage loans increased $42,000 compared to the same quarter of last year.  All other service charges and fees decreased $44,000 compared to the third quarter of last year.

Other Expense

Other expense for the three months ended September 30, 2012 totaled $3,957,000, or a decrease of $397,000 from $4,354,000 for the similar period in 2011.  Foreclosed real estate costs decreased $395,000 due primarily to costs incurred on one property in 2011 that was subsequently disposed of.

Income Tax Expense

Income tax expense totaled $786,000 for an effective tax rate of 26.3% for the period ending September 30, 2012 compared to $775,000 for an effective tax rate of 25.6% for the similar period in 2011.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2012			2011
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Federal funds sold	$-	$-	0.00%	$737	$-	0.07%
Interest bearing deposits with banks	10,747	20	0.25	20,834	42	0.27
Securities held-to-maturity	172	7	5.43	170	10	7.84
Securities available for sale:
Taxable	95,511	1,539	2.15	98,131	1,971	2.68
Tax-exempt (1)	53,536	2,209	5.50	48,790	2,066	5.65
Total securities available for sale (1)	149,047	3,748	3.35	146,921	4,037	3.66
Loans receivable (1) (4) (5)	477,782	19,426	5.42	400,650	17,065	5.68
Total interest earning assets	637,748	23,201	4.85	569,312	21,154	4.95
Non-interest earning assets:
Cash and due from banks	9,049			8,132
Allowance for loan losses	(5,746)			(5,616)
Other assets	39,018			33,978
Total non-interest earning assets	42,321			36,494
Total Assets	$680,069			$605,806
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$168,500	399	0.31	$131,968	405	0.41
Savings	68,174	66	0.13	68,124	139	0.27
Time	220,536	2,335	1.41	189,301	2,327	1.64
Total interest bearing deposits	457,210	2,800	0.82	389,393	2,871	0.98
Short-term borrowings	21,811	38	0.23	29,140	75	0.34
Other borrowings	27,604	733	3.54	37,160	992	3.56
Total interest bearing liabilities	506,625	3,571	0.94	455,693	3,938	1.15
Non-interest bearing liabilities:
Demand deposits	78,906			68,588
Other liabilities	3,995			4,902
Total non-interest bearing liabilities	82,901			73,490
Stockholders' equity	90,543			76,623
Total Liabilities and Stockholders' Equity	$680,069			$605,806

Net interest income (tax equivalent basis)		19,630	3.91%		17,216	3.80%
Tax-equivalent basis adjustment		(944)			(854)
Net interest income		$18,686			$16,362
Net interest margin (tax equivalent basis)			4.10%			4.03%
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

	Increase/(Decrease) Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Interest bearing deposits with banks…………..	$(19)	$(3)	$(22)
Securities held to maturity............................	-	(3)	(3)
Securities available for sale:
Taxable...................................................	(51)	(381)	(432)
Tax-exempt securities..................................	225	(82)	143
Total securities..........................................	174	(463)	(289)
Loans receivable........................................	3,583	(1,222)	2,361
Total interest earning assets...........................	3,738	(1,691)	2,047

Interest bearing liabilities:
Interest-bearing demand and money market….	132	(139)	(7)
Savings................................................	-	(73)	(73)
Time...................................................	472	(464)	8
Total interest bearing deposits.......................	604	(676)	(72)
Short-term borrowings................................	(16)	(21)	(37)
Other borrowings......................................	(254)	(5)	(259)
Total interest bearing liabilities.....................	334	(702)	(368)
Net interest income (tax-equivalent basis).........	$3,404	$(989)	$2,415

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Nine Months Ended September 30, 2012 to September 30, 2011

General
For the nine months ended September 30, 2012, net income totaled $6,644,000 compared to $5,359,000 earned in the similar period in 2011.  Earnings per share for the current period were $2.03 for basic and $2.02 fully diluted compared to $1.79 per share for both basic and diluted for the nine months ended September 30, 2011.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2012 was 1.30% and 9.80%, respectively, compared to 1.18% and 9.35%, respectively, for the similar period in 2011.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended September 30, 2012 to September 30, 2011
Net income nine months ended September 30, 2011	$5,359
Change due to:
Net interest income	2,324
Provision for loan losses	(575)
Gain on sales of loans and securities	411
Other income	(30)
Salaries and employee benefits	(638)
Occupancy, furniture and equipment	(194)
Merger related expenses	753
Foreclosed real estate expense	224
All other expenses	(382)
Income tax expense	(608)

Net income nine months ended September 30, 2012	$6,644

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2012 totaled $19,630,000, an increase of $2,414,000 or 14.0% from the similar period in 2011.  The increase in net interest income largely reflects the increase in interest-earning assets from the North Penn acquisition, as well as loan growth recorded during the period.  The fte net interest spread and net interest margin were 3.91% and 4.10%, respectively, for the nine months ended September 30, 2012 compared to 3.80% and 4.03%, respectively, for the similar period in 2011.

Interest income (fte) totaled $23,201,000 with a yield on average earning assets of 4.85% compared to $21,154,000 and 4.95% for the 2011 period.  Residential mortgage rates have continued to decline causing a portion of the portfolio to refinance at lower rates, while much of the new growth was also recorded at rates lower than historic levels.  As a result, the fte yield on average loans in the current period was 5.42%, a decrease from 5.68% in the 2011 period.  The yield on investment securities also declined 31 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rates.  Average earning assets totaled $637.7 million for the nine months ended September 30, 2012 an increase of $68.4 million over the similar period in 2011. The growth in average earning assets helped offset the decline in loan and securities yields.

Interest expense for the nine months ended September 30, 2012 totaled $3,571,000 at an average cost of .94% compared to $3,938,000 and 1.15% for the 2011 period.  The Company reduced rates paid on its deposits by 16 basis points and short-term borrowings by 11 basis points.  The cost of time deposits, which is the largest component of interest expense, was 1.41% for the 2012 period decreasing from 1.64% in 2011.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2012 was $1,650,000 compared to $1,075,000 for the nine months ended September 30, 2011.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision was necessary to maintain the reserve at an adequate level after accounting for loan growth and charge-offs for the period ended September 30, 2012. Net charge-offs were $1.8 million for the nine months ended September 30, 2012 compared to $1.3 million for the similar period in 2011.  In 2012, the total charge-offs included a $1.0 million write-down on a loan that had previously been modified as a Troubled Debt Restructuring and was classified as substandard.  During the 2011 period the charge-off total was due primarily to one credit which had been carried in nonaccrual status.

Other Income

Other income totaled $4,088,000 for the nine months ended September 30, 2012 compared to $3,707,000 for the similar period in 2011.  The current period includes $143,000 in gains on the sale of $4.3 million of residential mortgage loans compared to $282,000 in similar gains on the sales of $8.7 million of mortgage loans in the 2011 period.  Gains on the sale investment securities totaled $1,318,000 on sales of $23.3 million for the 2012 period compared to $768,000 of gains on sales of $27.7 million in the similar 2011 period.  The proceeds from investment securities sales were reinvested to improve credit quality in the Company’s bond portfolio as well as to fund new securities purchases and loan growth.

Other Expense

Other expenses totaled $12,061,000 for the nine months ended September 30, 2012 an increase of $237,000 compared to $11,824,000 for the similar period in 2011.  The increase was due to costs related to the operation of five offices acquired from North Penn in 2011.  Salary and benefit costs increased $638,000 due to the added staff while occupancy and equipment expenses rose $194,000.  The majority of these increases were offset by a $753,000 decrease in merger related costs and a $224,000 decrease in foreclosed real estate expenses.  The efficiency ratio for the 2012 period was 50.8% compared to 56.5% in the 2011 period due to the acquisition costs recorded in 2011.

Income Tax Expense

Income tax expense totaled $2,419,000 for an effective tax rate of 26.7% in the 2012 period compared to $1,811,000 and 25.3% in 2011.  The increase in the effective tax rate reflects a 34% tax rate on $1,893,000 of additional pre-tax income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2012, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2012, the Company had a positive 90 day interest sensitivity gap of $80.2 million or 11.5% of total assets, compared to the $76.7 million or 11.5% of total assets as of December 31, 2011.  Rate sensitive assets repricing within 90 days increased $22.2 million due to a $12.4 million increase in interest bearing deposits, a $5.9 million increase in loans repricing within the period and a $3.9 million increase in securities repricing. Time deposits repricing within 90 days increased $9.1 million, while non-maturity interest bearing balances and other borrowings increased $9.6 million.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2012
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$24,825	$-	$-	$-	$24,825
Securities	14,591	29,220	56,305	47,695	147,811
Loans Receivable	127,308	100,581	135,252	116,360	479,501
Total RSA	166,724	129,801	191,557	164,055	652,137

Non-maturity interest-bearing deposits	39,285	44,102	117,523	40,606	241,516
Time Deposits	34,726	70,311	77,397	28,422	210,856
Other	12,476	16,065	21,378	10,000	59,919
Total RSL	86,487	130,478	216,298	79,028	512,291

Interest Sensitivity Gap	$80,237	$(677)	$(24,741)	$85,027	$139,846
Cumulative Gap	80,237	79,560	54,819	139,846
RSA/RSL-cumulative	192.8%	136.7%	112.6%	127.3%

December 31, 2011

Interest Sensitivity Gap	$76,745	$(21,350)	$(6,566)	$68,689	$117,518
Cumulative Gap	76,745	55,395	48,829	117,518
RSA/RSL-cumulative	213.2%	125.2%	111.8%	125.3%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

Set forth below is information on the Registrant’s stock repurchases during the quarter ended September 30, 2012.

	Issuer Purchases of Equity Securities
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs

July 1 – July 31, 2012	-	$-	0	123,000
August 1 – August 31, 2012	-	$-	0	123,000
September 1 – September 30, 2012	-	$-	0	123,000
	-	-	0	123,000

(1)	On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 137,000 shares) in the open market.

On November 10, 2011, the Registrant announced that the Company had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 164,000 shares.

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

NORWOOD FINANCIAL CORP.

Date:	November 9, 2012	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)