Form 10-K
period 2012-12-31
NORWOOD FINANCIAL CORP
filed 2013-03-14
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 29, 2012, $28.50 per share, was $88.9 million based on 3,117,605 shares of Common Stock outstanding.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2013, there were 3,301,123 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.           Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2012. (Parts I, II, and IV)
2.   Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I
Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to realize the anticipated benefits from our acquisition of North Penn Bancorp, Inc.
•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	higher deposit insurance premiums
•	soundness of other financial institutions
•	increased compliance burden under new financial reform legislation
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2012, the Company had total assets of $672.3 million, deposits of $524.4 million, and stockholders’ equity of $92.4 million. The Company’s ratio of average equity to average assets was 13.36%, 12.76% and 12.56% for fiscal years 2012, 2011 and 2010, respectively.

Wayne Bank is a Pennsylvania chartered commercial bank headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank. Wayne County Savings Bank changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to  applicable limits by the Deposit Insurance Fund (“DIF”) as administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is regulated by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2012 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.21%, third largest share in Pike County with 17.76%, eighth largest share in Monroe County with 2.95% and tenth largest share in Lackawanna County with 1.90%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2012, the Bank had 143 full-time and 8 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Bank (FHLB) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to the prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.  At December 31, 2012, there were $8.5 million of indirect loans in the portfolio.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  At December 31, 2012, the Bank had approximately $40.7 million in loans to the hospitality lodging industry, as well as $10.7 million of loans outstanding to property owners associations and $10.6 million outstanding to the food service industry.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan-to-value ratio of not more than 80%. For both commercial and single-family projects loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed. For commercial projects, the Bank typically also provides the permanent financing after the construction period, as a commercial mortgage.

The Bank also, from time to time, originates loans secured by undeveloped land. Land loans granted to individuals have a term of up to 5 years. Land loans granted to developers may have an interest only period during development. The substantial majority of land loans have a loan-to-value ratio not exceeding 75%. The Bank has limited its exposure to land loans but may expand its lending on raw land, as market conditions allow, to qualified borrowers experienced in the development and sale of raw land.

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

Commercial loans and leases are considered to have a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans is wholly dependent on the success of the borrower’s business, while secured commercial business loans may be secured by collateral that may not be readily marketable in the event of default.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms.  A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time.  As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules.  Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio may not exceed 43%.  Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  The CFPB rules are scheduled to take effect on January 10, 2014.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2012		2011		2010		2009		2008
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$25,113	5.3	$22,684	5.0	$22,386	6.3	$24,116	6.6	$25,886	7.4
Real Estate-construction	13,435	2.8	11,087	2.4	12,638	3.5	14,405	4.0	14,856	4.2
Real Estate-residential and commercial	424,527	88.9	410,624	89.6	308,656	86.4	310,584	85.3	292,893	83.8
Consumer loans	14,154	3.0	13,934	3.0	13,668	3.8	14,850	4.1	16,087	4.6
	477,229	100.0	458,329	100.0	357,348	100.0	363,955	100.0	349,722	100.0
Deferred fees, net	(519)		(422)		(493)		(481)		(318)
Allowance for loan losses	(5,502)		(5,458)		(5,616)		(5,453)		(4,233)
Loans receivable, net	$471,208		$452,449		$351,239		$358,021		$345,171

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2012. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$5,453	$8,457	$11,203	$25,113
Real Estate – Construction	8,552	2,479	2,404	13,435

Total	$14,005	$10,936	$13,607	$38,548

Loans with fixed rates	$9,621	$5,990	$6,042	$21,653
Loans with floating rates	5,994	7,388	3,513	16,895
Total	$15,615	$13,378	$9,555	$38,548

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated.  At December 31, 2012, 2011, 2010, 2009 and 2008, the Company also had $5.6 million, $7.2 million, $8.0 million, $1.5 million and $2.1 million in troubled debt restructurings. For the year ended December 31, 2012, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $666,000 of which $173,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans was $257,000 of which $142,000 was collected.  All troubled debt restructurings are included in non-accrual loans.

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Non-accrual loans:
Commercial	$328	$404	$513	$—	$—
Real estate – residential and commercial	12,872	7,411	3,527	4,916	2,087
Total	13,200	7,815	4,040	4,916	2,087

Accruing loans which are contractually past-due 90 days or more:
Commercial and all other	—	—	—	9	—
Real estate	—	—	39	90	—
Total	—	—	39	99	—

Total non-performing loans	13,200	7,815	4,079	5,015	2,087
Foreclosed real estate	852	2,910	748	392	660
Total non-performing assets	$14,052	$10,725	$4,827	$5,407	$2,747
Total non-performing loans to total loans	2.77%	1.71%	1.14%	1.38%	0.60%
Total non-performing loans to total assets	1.96%	1.17%	0.76%	0.95%	0.41%
Total non-performing assets to total assets	2.09%	1.60%	0.90%	1.02%	0.54%

The recorded investment in impaired loans, not requiring an allowance for loan losses was $11,074,000 (net of a charge-off against the allowance for loan losses of $1,500,000) and $6,807,000 (net of charge-offs against the allowance of $698,000) at December 31, 2012 and 2011, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $551,000 (net of charge-off against the allowance for loan losses of $710,000) and $6,823,000 (net of a charge-off against the allowance of $0) at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, the average recorded investment in these impaired loans was $12,729,000 and $15,783,000, and the interest income recognized on these impaired loans was $233,000 and $561,000, respectively. In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $1.1 million.

Potential Problem Loans. As of December 31, 2012, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)

Total loans receivable net of deferred fees	$476,710	$457,907	$356,855	$363,474	$349,404
Average loans receivable	$478,317	$414,473	$355,980	$356,345	$335,137

Allowance balance at beginning of period	$5,458	$5,616	$5,453	$4,233	$4,081

Charge-offs:
Commercial	(24)	(2)	(85)	(17)	(7)
Real Estate – residential, commercial and construction	(2,354)	(1,735)	(699)	(358)	(465)
Consumer	(59)	(109)	(82)	(139)	(171)

Total	(2,437)	(1,846)	(866)	(514)	(643)

Recoveries:
Commercial	—	5	—	11	—
Real Estate – residential, commercial and construction	7	51	2	4	1
Consumer	24	57	27	34	59

Total	31	113	29	49	60

Net Charge-offs	(2,406)	(1,733)	(837)	(465)	(583)

Provision Expense	2,450	1,575	1,000	1,685	735
Allowance balance at end of period	$5,502	$5,458	$5,616	$5,453	$4,233

Allowance for loan losses as a percent of total loans outstanding	1.15%	1.19%	1.57%	1.50%	1.21%

Net loans charged off as a percent of average loans outstanding	0.50%	0.42%	0.24%	0.13%	0.17%

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

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)

Commercial	$223	5.3%	$147	5.0%	$171	6.3%	$333	6.6%	$491	7.4%
Real estate – construction	119	2.8	72	2.4	110	3.5	136	4.0	138	4.2
Real estate – residential and commercial	4,980	88.9	5,095	89.6	5,143	86.4	4,748	85.3	3,315	83.8
Consumer	180	3.0	144	3.0	192	3.8	236	4.1	289	4.6
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$5,502	100.0%	$5,458	100.0%	$5,616	100.0%	$5,453	100.0%	$4,233	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2012	2011	2010
	(dollars in thousands)
Securities: (carrying value)
U.S. Government agencies	$13,092	$13,398	$30,268
State and political subdivisions	58,959	56,917	49,936
Corporate obligations	8,868	8,809	4,249
Mortgage-backed securities – government sponsored entities	64,325	70,965	60,928
Equity securities-financial services	319	263	604
Total Securities	$145,563	$150,352	$145,985
Fair Value of Securities	$145,567	$150,358	$145,994

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2012. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “after ten years.”  The average yield on equity securities reflects actual income received during the period.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(dollars in thousands)

U.S. Government agencies	$—	—%	$5,029	1.13%	$8,063	1.15%	$—	—%	$13,092	1.14%
State and political subdivision	3,213	5.57	4,819	3.76	16,491	4.96	34,436	5.24	58,959	5.05
Corporate obligations	2,551	4.30	3,633	3.06	2,684	3.37	—	—	8,868	3.52
Mortgage-backed securities-government sponsored entities	—	—	—	—	12,077	1.77	52,248	1.82	64,325	1.81
Equity securities-financial services	—	—	—	—	—	—	319	5.23	319	5.23

Total Investment Securities	$5,764	5.01%	$13,481	2.59%	$39,315	3.09%	$87,003	3.19%	$145,563	3.17%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank has no brokered deposits.  The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit, Remote Deposit Capture and Automated Clearing House (ACH) activity. The Bank operates sixteen automated teller machines and is affiliated with the MoneyPass ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com.  Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2012		2011		2010
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(Dollars in thousands)

Non-interest bearing demand	$80,161	—%	$69,721	—%	$61,966	—%
Interest-bearing demand	48,288	0.08	46,960	0.13	38,150	0.11
Money Market	120,944	0.40	93,974	0.52	69,847	0.76
Savings	68,068	0.12	67,862	0.24	48,588	0.22
Time	219,232	1.39	196,253	1.60	177,761	2.03

Total	$536,693		$474,770		$396,312

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2012.

Amount
Maturity Period	(in thousands)

Within three months	$10,579
Over three through six months	9,710
Over six through twelve months	16,020
Over twelve months	35,002
$71,311

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased and U.S. Treasury demand notes that the Company had during the periods indicated.

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$23,679	$28,521	$26,100
Maximum month-end balance during the year	$32,386	$32,637	$40,068
Average interest rate during the year	0.22%	0.32%	0.45%
Total short-term borrowings at end of the year	$28,697	$21,794	$33,309
Weighted average interest rate at the end of the year	0.20%	0.25%	0.37%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2012, the Bank had $112.1 million of assets under management compared to $107.7 million as of December 31, 2011. The increase is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $190,000 in 2012, compared to $140,000 in 2011 which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2012 and 2011, the outstanding balance of foreclosed properties on which WTRO held title totaled $0 and $2,000,000, respectively.  The decrease is due to the sale of a commercial property located in Luzerne County in 2012.

Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement service to Bank customers and non-customers.  Gross revenues, included in other income, for 2012 totaled $64,000 and $27,000 in 2011.

Regulation

Set forth below is a brief description of certain laws which relate to the regulation of the Registrant and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and by the Department.  The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve and the Department. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks.

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

Financial Modernization. The Gramm-Leach-Bliley Act, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a “financial holding company.”  A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if it and each of its subsidiary banks is well capitalized and well managed, and each of its subsidiary banks has at least a “satisfactory” CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance was extended to non-interest-bearing transaction accounts until December 31, 2012.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be increased within certain limits based on its levels of brokered deposits and asset growth.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2012.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2012, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2012.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2012, loans-to-one-borrower limitation was $12.1 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2012, the Bank was in compliance with this requirement.  The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results during 2011 and 2012 which includes stock redemptions and resumed dividend payments.  The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2012, the Bank met its reserve requirements.

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

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital.  Deferred tax assets that could be realized through net operating loss (“NOL”) carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

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

At December 31, 2012, we had approximately $10.4 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

As of December 31, 2012, our allowance for loan losses was $5,502,000 which represented 1.15% of outstanding loans. At such date, we had 49 nonperforming loans totaling $13.2 million and 23 impaired loans totaling $11.6 million, most of which are included in the nonperforming loans total. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2012, approximately 92% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 40% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae, Freddie Mac or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2012, we had approximately $30.1 million in investments, including mortgage-backed securities, on which we had unrealized losses of $206,000.  In addition, we had $2.5 million of restricted stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-

wide liquidity problems and could lead to losses or defaults by us or by other institutions.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Recently enacted financial reform legislation could substantially increase our compliance burden and costs and necessitate changes in the conduct of our business.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

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

At December 31, 2012, our lending limit per borrower was approximately $12.1 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and consumer Protection Act. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

The application of more stringent capital requirements to the Company and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

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

As of December 31, 2012, our directors and executive officers beneficially owned approximately 286,000 shares, or approximately 8.2% of our common stock, including options to purchase 119,951 shares, in the aggregate, of our common stock at exercise prices ranging from $23.95 to $31.50 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 3,301,123 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 250,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 202,200 were issued as of December 31, 2012. As of December 31, 2012, options to purchase a total of 178,626 shares were exercisable and had exercise prices ranging from $23.95 to $31.50.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve Board (the “FRB”), FDIC and the Pennsylvania Department of Banking and Securities. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and 15 additional branch offices. The Bank’s total investment in office property and equipment is $15.7 million with a net book value of $7.3 million as of December 31, 2012. The Bank currently operates automated teller machines at all 16 of its facilities. The Bank leases five of its locations with minimum lease commitments of $3.2 million through 2029.  Four of the locations have various renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2012 (the “Annual Report”) and is incorporated herein by reference.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to William Lance, Secretary, Norwood Financial Corp., 717 Main Street, Honesdale, PA  18431.

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

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Stock Option Plan	27,300	$27.21	—
2006 Stock Option Plan	178,000	29.17	47,800

Equity compensation plans not approved by security holders
1999 Directors Stock Compensation Plan	826	23.95	—
TOTAL	206,126	$28.90	47,800

The 1999 Directors Stock Compensation Plan provided for annual grants of options to non-employee directors as of the close of business on the day of the first regularly scheduled board meeting in December of each year. The amounts of such awards are determined by the board or a committee thereof. The exercise price for each option is equal to the fair market value of the stock as of the date of grant. Options generally have terms of ten years and one day from the date of grant and vest over periods ranging from six months to one year from the date of grant. Except in the event of death or disability, optionees may not sell shares acquired on exercise of options within six months of the date of grant. Options are not transferable except in the event of the death of the optionee.

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

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2012, together with the related notes and the independent registered public accounting firm report of S.R. Snodgrass, A.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (2)
10.2†	Change in Control Severance Agreement with William S. Lance (2)
10.3†	Norwood Financial Corp. Stock Option Plan (3)
10.4†	Change in Control Severance Agreement with Robert J. Mancuso
10.5†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.6†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.7†	1999 Directors Stock Compensation Plan (3)
10.8†	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.9†	2006 Stock Option Plan (6)
10.10†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.11†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.12†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2012
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of S.R. Snodgrass, A.C.
31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *

†	Management contract or compensatory plan or arrangement.

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

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364.
(2)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(3)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(4)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(5)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(6)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(7)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 12, 2013	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 12, 2013 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director
/s/ Dr. Andrew A. Forte		/s/ Susan Gumble-Cottell
Dr. Andrew A. Forte Director		Susan Gumble-Cottell Director
/s/ Daniel J. O'Neill		/s/ John E. Marshall
Daniel J. O’Neill Director		John E. Marshall Director
/s/ Ralph A. Matergia		/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director		Dr. Kenneth A. Phillips Director
/s/ Kevin M. Lamont		/s/ Richard L. Snyder
Kevin M. Lamont Director		Richard L. Snyder Director
/s/ William S. Lance
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)