Form 10-Q
period 2013-03-31
NORWOOD FINANCIAL CORP
filed 2013-05-10
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2013
Common stock, par value $0.10 per share	3,620,551

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$6,763	$10,867
Interest bearing deposits with banks	9,182	1,428
Cash and cash equivalents	15,945	12,295

Securities available for sale, at fair value	148,598	145,390
Securities held to maturity, fair value 2013: $175, 2012: $177	173	173
Loans receivable (net of unearned income)	478,663	476,710
Less: Allowance for loan losses	5,726	5,502
Net loans receivable	472,937	471,208
Regulatory stock, at cost	2,533	2,630
Bank premises and equipment, net	7,191	7,326
Bank owned life insurance	14,402	15,357
Accrued interest receivable	2,456	2,393
Foreclosed real estate owned	1,099	852
Goodwill	9,715	9,715
Other intangibles	610	647
Other assets	5,094	4,313
TOTAL ASSETS	$680,753	$672,299

LIABILITIES
Deposits:
Non-interest bearing demand	$84,357	$82,075
Interest-bearing	451,275	442,350
Total deposits	535,632	524,425
Short-term borrowings	21,859	28,697
Other borrowings	25,343	22,487
Accrued interest payable	1,082	1,242
Other liabilities	3,917	3,027
TOTAL LIABILITIES	587,833	579,878

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2013: 3,709,034 shares, 2012: 3,371,849 shares	371	337
Surplus	34,912	24,737
Retained earnings	57,847	66,742
Treasury stock at cost: 2013: 80,438 shares, 2012: 75,426 shares	(2,345)	(2,192)
Accumulated other comprehensive income	2,135	2,797
TOTAL STOCKHOLDERS’ EQUITY	92,920	92,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,753	$672,299
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans receivable, including fees	$6,186	$6,373
Securities	868	1,026
Other	3	4
Total interest income	7,057	7,403

INTEREST EXPENSE
Deposits	754	961
Short-term borrowings	12	11
Other borrowings	190	244
Total interest expense	956	1,216
NET INTEREST INCOME	6,101	6,187
PROVISION FOR LOAN LOSSES	800	350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,301	5,837

OTHER INCOME
Service charges and fees	592	554
Income from fiduciary activities	85	98
Net realized gains on sales of securities	138	402
Net gains on sale of loans	11	5
Earnings and proceeds on life insurance policies	925	132
Other	126	100
Total other income	1,877	1,291

OTHER EXPENSES
Salaries and employee benefits	2,211	2,151
Occupancy, furniture & equipment, net	529	487
Data processing related	221	232
Taxes, other than income	174	152
Professional fees	187	227
Federal Deposit Insurance Corporation insurance assessment	111	99
Foreclosed real estate owned	191	122
Other	677	677
Total other expenses	4,301	4,147

INCOME BEFORE INCOME TAXES	2,877	2,981
INCOME TAX EXPENSE	569	795
NET INCOME	$2,308	$2,186

BASIC EARNINGS PER SHARE	$.64	$.61

DILUTED EARNINGS PER SHARE	$.63	$.61

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statement of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net income	$2,308	$2,186
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding (losses) gains	(864)	154
Tax effect	293	(48)
Reclassification of gains recognized in net income	(138)	(402)
Tax effect	47	137
Other comprehensive loss	(662)	(159)
Comprehensive Income	$1,646	$2,027

See accompanying notes to unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2013
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2012	3,371,849	$337	$24,737	$66,742	75,426	$(2,192)	$2,797	$92,421
Net Income				2,308				2,308
Other comprehensive loss							(662)	(662)
Cash dividends declared $.31 per share				(1,020)				(1,020)
Acquisition of treasury stock					10,712	(319)		(319)
10% stock dividend	337,185	34	10,149	(10,183)				-
Compensation expense related to stock options			39					39
Stock options exercised			(24)		(5,700)	166		142
Tax benefit on stock options			11					11
Balance, March 31, 2013	3,709,034	$371	$34,912	$57,847	80,438	$(2,345)	$2,135	$92,920

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,308	$2,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	350
Depreciation	149	141
Amortization of intangible assets	37	40
Deferred income taxes	12	52
Net amortization of securities premiums and discounts	298	296
Net realized gain on sales of securities	(138)	(402)
Gain on life insurance policy	(770)	-
Net increase in value of life insurance	(155)	(132)
Loss on sale of bank premises and equipment and foreclosed real estate	97	32
Net gain on sale of mortgage loans	(11)	(5)
Mortgage loans originated for sale	(1,101)	(123)
Proceeds from sale of mortgage loans originated for sale	1,112	128
Compensation expense related to stock options	39	33
Decrease in accrued interest receivable and other assets	(530)	(495)
Increase (decrease) in accrued interest payable and other liabilities	732	(456)
Net cash provided by operating activities	2,879	1,645

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	7,403	10,633
Proceeds from maturities and principal reductions on mortgage-backed securities	5,093	6,738
Purchases	(16,867)	(13,804)
Redemption of FHLB stock	97	180
Net increase in loans	(2,964)	(21,692)
Proceeds from life insurance policy	1,859	-
Purchase of bank premises and equipment	(14)	(130)
Proceeds from sale of bank premises and equipment and foreclosed real estate	127	2,071
Net cash used in investing activities	(5,266)	(16,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,207	20,425
Net decrease in short-term borrowings	(6,838)	(5,940)
Repayments of other borrowings	(144)	(45)
Proceeds from other borrowings	3,000	-
Stock options exercised	142	39
Tax benefit of stock options exercised	11	2
Acquisition of treasury stock	(319)	(320)
Cash dividends paid	(1,022)	(984)
Net cash provided by financing activities	6,037	13,177
Increase (decrease) in cash and cash equivalents	3,650	(1,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,295	21,423
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,945	$20,241
See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,116	$1,204
Income taxes paid, net of refunds	(3)	197
Supplemental Schedule of Noncash Investing Activities
Investment purchases	-	1,934
Transfers of loans to foreclosed real estate and repossession of other assets	486	336

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.

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

           The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.  All share and per share data has been adjusted to reflect the retroactive effect of the 10% stock dividend declared during the period ending March 31, 2013.

(in thousands)
	Three Months Ended
	March 31,
	2013	2012
Basic EPS weighted average shares outstanding	3,628	3,613
Dilutive effect of stock options	9	2
Diluted EPS weighted average shares outstanding	3,637	3,615

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 40,700 and 191,153 as of March 31, 2013 and 2012, respectively, based upon the closing price of Norwood common stock of $30.60 and $26.50 per share on March 31, 2013 and 2012, respectively.

3.   Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Company awarded 52,470 options in 2006, 24,200 options in 2007, 26,400 options in 2008, 29,700 options in 2009, 30,800 options in 2010, 31,900 in 2011 30,250 in 2012, and 1,000 shares in 2013, all of which have a twelve month vesting period. As of March 31, 2013, there was $121,000 of total unrecognized compensation cost related to non-vested options granted in 2012 and 2013 under the plan, which will be fully amortized by December 31, 2013.  All share and per share data has been adjusted to reflect the retroactive effect of the 10% stock dividend declared during the period ended March 31, 2013.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	226,739	$26.27	6.1 Yrs.	$256
Granted	1,100	27.55	9.7 Yrs.	30
Exercised	(6,270)	22.62	2.9 Yrs.	-
Forfeited	(5,583)	27.89	4.3 Yrs.	-
Outstanding at March 31, 2013	215,986	$26.34	6.0 Yrs.	$347

Exercisable at March 31, 2013	184,636	$26.22	5.3 Yrs.	$324

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $30.60 as of March 31, 2013 and $29.75 as of December 31, 2012.

4.            Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months ended March 31, 2013:

Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(571)
Amount reclassified from accumulated other comprehensive income	(91)
Total other comprehensive loss	(662)
Balance as of March 31, 2013	$2,135

(a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (in thousands) for the three months ended March 31, 2013:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (a)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized gains on available for sale securities	$138	Net realized gains on sales of securities
	(47)	Income tax expense
	$91	Net of tax
(a)  Amounts in parentheses indicate debits to net income

5.           Off-Balance Sheet Financial Instruments and Guarantees

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2013	2012
Unfunded availability under loan commitments	$22,836	$42,538
Unfunded commitments under lines of credit	49,433	41,865
Standby letters of credit	6,128	11,557
	$78,397	$95,960

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2013 for guarantees under standby letters of credit issued is not material.

6.   Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$17,290	$34	$(29)	$17,295
States and political subdivisions	56,125	2,384	(182)	58,327
Corporate obligations	8,502	328	-	8,830
Mortgage-backed securities- government sponsored entities	63,151	878	(196)	63,833
Equity securities-financial services	292	28	(7)	313
	$145,360	$3,652	$(414)	$148,598
Held to Maturity:
States and political subdivisions	$173	$2	$-	$175

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,076	$36	$(20)	$13,092
States and political subdivisions	55,864	2,995	(73)	58,786
Corporate obligations	8,521	347	-	8,868
Mortgage-backed securities-government sponsored entities	63,397	1,041	(113)	64,325

Equity securities-financial services	292	27	-	319
	$141,150	$4,446	$(206)	$145,390
Held to Maturity:
States and political subdivisions	$173	$4	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,070	$(29)	$-	$-	$9,070	$(29)
States and political subdivisions	8,814	(182)	-	-	8,814	(182)
Mortgage-backed securities-government sponsored agencies	28,321	(196)	-	-	28,321	(196)
Equity securities–financial services	178	(7)	-	-	178	(7)
	$46,383	$(414)	$-	$-	$46,383	$(414)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,056	$(20)	$-	$-	$7,056	$(20)
States and political subdivisions	5,821	(73)	-	-	5,821	(73)
Mortgage-backed securities-government sponsored agencies	17,199	(113)	-	-	17,199	(113)
	$30,076	$(206)	$-	$-	$30,076	$(206)

At March 31, 2013, the Company has 48 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses less than twelve months principally reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2013.  Management believes that all other unrealized loss represents temporary impairment of the security as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$5,474	$5,542	$-	$-
Due after one year through five years	14,147	14,433	173	175
Due after five years through ten years	29,990	30,844	-	-
Due after ten years	32,306	33,633	-	-

Mortgage-backed securities-government sponsored agencies	63,151	63,833	-	-
	$145,068	$148,285	$173	$175

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Gross realized gains	$156	$402
Gross realized losses	(18)	-
Net realized gain	$138	$402
Proceeds from sales of securities	$7,403	$10,633

7.   Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	March 31, 2013		December 31, 2012
Real Estate-Residential	$153,422	32.0%	$150,043	31.4%
Commercial	270,654	56.5	274,484	57.5
Construction	14,750	3.1	13,435	2.8
Commercial, financial and agricultural	26,443	5.5	25,113	5.3
Consumer loans to individuals	13,922	2.9	14,154	3.0
Total loans	479,191	100.0%	477,229	100.0%
Deferred fees, net	(528)		(519)
Total loans receivable	478,663		476,710
Allowance for loan losses	(5,726)		(5,502)
Net loans receivable	$472,937		$471,208

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31 (in thousands):

	2013	2012
Balance at beginning of period	$76	$171
Accretion	(23)	(24)
Reclassification and other	-	-
Balance at end of period	$53	$147

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2013	December 31, 2012

Outstanding Balance	$1,102	$1,145
Carrying Amount	$1,049	$1,069

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and March 31, 2013.  There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of May 31, 2011 as well as those acquired without specific evidence of deterioration in credit quality as of March 31, 2013.  In addition, there has been no allowance for loan losses reversed.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
March 31, 2013	(In thousands)

Individually evaluated for impairment	$-	$10,035	$-	$-	$-	$10,035
Loans acquired with deteriorated credit quality	253	796	-	-	-	1,049
Collectively evaluated for impairment	153,169	259,823	14,750	26,443	13,922	468,107

Total loans	$153,422	$270,654	$14,750	$26,443	$13,922	$479,191

	Real Estate
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
December 31, 2012	(In thousands)

Individually evaluated for impairment	$-	$10,246	$-	$310	$-	$10,556
Loans acquired with deteriorated credit quality	270	799	-	-	-	1,069
Collectively evaluated for impairment	149,773	263,439	13,435	24,803	14,154	465,604
Total Loans	$150,043	$274,484	$13,435	$25,113	$14,154	$477,229

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2013 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$253	$265	$-
Commercial	10,831	10,872	-
Subtotal	11,084	11,137	-
With an allowance recorded:
Subtotal	-	-	-
Total:
Real Estate loans
Residential	253	265	-
Commercial	10,831	10,872	-
Total Impaired Loans	$11,084	$11,137	$-

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2012 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$270	$286	$-
Commercial	10,494	10,554	-
Commercial Loans	310	310	-
Subtotal	11,074	11,150	-
With an allowance recorded:
Real Estate Loans
Commercial	551	551	9
Subtotal	551	551	9
Total:
Real Estate loans
Residential	270	286	-
Commercial	11,045	11,105	9
Commercial Loans	310	310	-
Total Impaired Loans	$11,625	$11,701	$9

The following information for impaired loans is presented for the periods ended March 31, 2013 and 2012:

	Average Recorded Investment		Interest Income Recognized
	2013	2012	2013	2012
Total:
Real Estate loans
Residential	$262	$296	$1	$1
Commercial	10,839	13,197	19	75
Commercial loans	-	385	-	-
Total Loans	$11,101	$13,878	$20	$76

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2013, troubled debt restructured loans totaled $5.3 million and had no specific reserves. During 2013, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted.  As of December 31, 2012, troubled debt restructured loans totaled $5.6 million and resulted in specific reserves of $9,000. For the period ended March 31, 2012, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted.

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio.  The first four categories are considered not criticized, and are aggregated as “Pass” rated.  The criticized rating categories utilized by management generally follow bank regulatory definitions.  The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Company’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $500,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2013 and December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate loans	$248,287	$10,819	$11,548	$-	$270,654
Commercial loans	26,443	-	-	-	26,443
Total	$274,730	$10,819	$11,548	$-	$297,097

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate loans	$251,484	$11,245	$11,755	$-	$274,484
Commercial loans	24,427	318	368	-	26,443
Total	$275,911	$11,563	$12,123	$-	$299,597

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Performing	Nonperforming	Total
Residential real estate loans	$150,800	$2,622	$153,422
Construction	14,750	-	14,750
Consumer loans	13,922	-	13,922
Total	$179,472	$2,622	$182,094

December 31, 2012	Performing	Nonperforming	Total
Residential real estate loans	$147,197	$2,846	$150,043
Construction	13,435	-	13,435
Consumer loans	14,154	-	14,154
Total	$174,786	$2,846	$177,632

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2013 and December 31, 2012 (in thousands):
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2013
Real Estate loans
Residential	$150,283	$457	$60	$-	$2,622	$3,139	$153,422
Commercial	259,838	856	-	-	9,960	10,816	270,654
Construction	14,683	67	-	-	-	67	14,750
Commercial loans	26,405	30	8	-	-	38	26,443
Consumer loans	13,878	35	9	-	-	44	13,922
Total	$465,087	$1,445	$77	$-	$12,582	$14,104	$479,191
	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2012
Real Estate loans
Residential	$146,847	$94	$256	$-	$2,846	$3,196	$150,043
Commercial	261,527	2,333	598	-	10,026	12,957	274,484
Construction	13,363	72	-	-	-	72	13,435
Commercial loans	24,785	-	-	-	328	328	25,113
Consumer loans	14,029	114	11	-	-	125	14,154
Total	$460,551	$2,613	$865	$-	$13,200	$16,678	$477,229

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(250)	(313)	-	-	(19)	(582)
Recoveries	-	-	-	-	6	6
Provision Expense	427	420	5	(47)	(5)	800
Ending balance, March 31, 2013	$1,974	$3,290	$124	$176	$162	$5,726
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,974	$3,290	$124	$176	$162	$5,726

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(61)	(103)	-		(32)	(196)
Recoveries	1	-	-	-	5	6
Provision Expense	2	272	3	44	29	350
Ending balance, March 31, 2012	$1,199	$4,007	$75	$191	$146	$5,618
Ending balance individually evaluated for impairment	$-	$1,073	$-	$-	$-	$1,073
Ending balance collectively evaluated for impairment	$1,199	$2,934	$75	$191	$146	$4,545

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2013, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, property owners associations and bars/restaurants with loans outstanding of $40.2 million, or 43.3% of capital, to the hospitality lodging industry, $10.8 million, or 11.6% of capital, to property owners associations, and $10.2 million, or 11.0% of capital, to bars/restaurants. There were no losses recognized on loans within these concentrations during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $18,000 and $7,000 respectively, in the first three months of 2013 compared to $5,000 and $0, respectively, in the same period in 2012.  The proceeds from the sales of residential mortgage loans totaled $1.1 million and $128,000 for the three months ended March 31, 2013 and 2012, respectively.

8.            Fair Value Measurements

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

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

	Fair Value Measurement Using Reporting Date
Description	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)

March 31, 2013
Available for Sale:
US Government agencies	$17,295	$-	$17,295	$-
States and political subdivisions	58,327	-	58,327	-
Corporate obligations	8,830	-	8,830	-
Mortgage-backed securities-government sponsored agencies	63,833	-	63,833	-
Equity securities-financial services	313	313	-	-
Total	$148,598	$313	$148,285	$-

December 31, 2012
Available for Sale:
US Government agencies	$13,092	$-	$13,092	$-
States and political subdivisions	58,786	-	58,786	-
Corporate obligations	8,868	-	8,868	-
Mortgage-backed securities-government sponsored agencies	64,325	-	64,325	-
Equity securities-financial services	319	319	-	-
Total	$145,390	$319	$145,071	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurement Reporting Date using

(In thousands)
Description	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Impaired Loans	$11,084	$-	$-	$11,084
Foreclosed Real Estate Owned	1,099	-	-	1,099

December 31, 2012
Impaired Loans	$11,616	$-	$-	$11,616
Foreclosed Real Estate Owned	852	-	-	852

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which  has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2013
Impaired loans	$11,084	Appraisal of collateral(1)	Appraisal adjustments(2)	0-30% (24.07%)

Foreclosed real estate owned	$1,099	Appraisal of collateral(1)(3)	Liquidation Expenses(2)	20%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2012
Impaired loans	$11,616	Appraisal of collateral(1)	Appraisal adjustments(2)	0-30% (24.10%)

Foreclosed real estate owned	$852	Appraisal of collateral(1)(3)	Liquidation Expenses(2)	20%

(1)	Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs which are not identifiable, less any associated allowance.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Includes qualitative adjustments by management and estimated liquidation expenses.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012.

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

Restricted Investment in Federal Home Loan Bank stock (carried at cost):

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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2013 and December 31, 2012. (In thousands)

	Fair Value Measurements at March 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$15,945	$15,945	$15,945	$-	$-
Securities	148,771	148,773	313	148,460	-
Loans receivable, net	472,937	486,608	-	-	486,608
Mortgage servicing rights	234	234	234	-	-
Regulatory Stock	2,533	2,533	2,533	-	-
Bank owned life insurance	14,402	14,402	14,402	-	-
Accrued interest receivable	2,456	2,456	2,456	-	-

Financial liabilities:
Deposits	535,632	537,201	324,564	-	212,637
Short-term borrowings	21,859	21,859	21,859	-	-
Other borrowings	25,343	28,068	-	-	28,068
Accrued interest payable	1,082	1,082	1,082	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$12,295	$12,295	$12,295	$-	$-
Securities	145,563	145,567	319	145,248	-
Loans receivable, net	471,208	485,848	-	-	485,848
Mortgage servicing rights	243	243	-	243	-
Regulatory stock	2,630	2,630	2,630	-	-
Bank owned life insurance	15,357	15,357	15,357	-	-
Accrued interest receivable	2,393	2,393	2,393	-	-

Financial liabilities:
Deposits	524,425	526,081	313,166	-	212,915
Short-term borrowings	28,697	28,697	28,697	-	-
Other borrowings	22,487	25,426	-	-	25,426
Accrued interest payable	1,242	1,242	1,242	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9.           New and Recently Adopted Accounting Pronouncements

Recent Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The Company has provided the necessary disclosures in Note 4.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The objective of the amendments in this Update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2012 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at March 31, 2013 and December 31, 2012 represent temporary impairment of the securities, related to changes in interest rates.

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

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2013.

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

Changes in Financial Condition

General
Total assets as of March 31, 2013 were $680.8 million compared to $672.3 million as of December 31, 2012, an increase of $8.5 million.  The increase includes $7.8 million of overnight liquidity which was funded with an $11.2 million increase in deposits.

Securities
The fair value of securities available for sale as of March 31, 2013 was $148.6 million compared to $145.4 million as of December 31, 2012.  The Company purchased $16.9 million of securities principally using the proceeds from $12.5 million of securities sold, called, maturities and principal reductions.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$17,295	11.6%	$13,092	9.0%
States and political subdivisions	58,500	39.3	58,959	40.5
Corporate obligations	8,830	6.0	8,868	6.1
Mortgage-backed securities-government sponsored entities	63,833	42.9	64,325	44.2
Equity securities-financial services	313	0.2	319	0.2
Total	$148,771	100.0%	$145,563	100.0%

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

Loans

Loans receivable totaled $478.7 million at March 31, 2013 compared to $476.7 million as of December 31, 2012.  The growth recorded in 2013 was attributed to a $3.4 million increase in residential mortgage loans.  Commercial real estate loans decreased $3.8 million during the period while other loans increased $2.4 million.

The allowance for loan losses totaled $5,726,000 as of March 31, 2013 and represented 1.20% of total loans, compared to $5,502,000, or 1.15% of total loans, at December 31, 2012, and $5,618,000, or 1.17% of total loans, as of March 31, 2012.  The Company had net charge-offs for the three months ended March 31, 2013 of $576,000 compared to $190,000 in the comparable period in 2012.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2013 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2013, non-performing loans totaled $12.6 million, which is 2.63% of total loans compared to $13.2 million, or 2.77% of total loans at December 31, 2012.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2013		December 31, 2012
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$328
Real Estate	12,582		12,872
Total	12,582		13,200

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	12,582		13,200
Foreclosed real estate	1,099		852
Total non-performing assets	$13,681		$14,052
Allowance for loans losses	$5,726		$5,502
Coverage of non-performing loans	0.46	x	0.42	x
Non-performing loans to total loans	2.63%		2.77%
Non-performing loans to total assets	1.85%		1.96%
Non-performing assets to total assets	2.01%		2.09%

Deposits
During the period, total deposits increased $11.2 million which includes growth of $2.3 million in non-interest bearing demand deposits, a $7.9 million increase in money market and NOW accounts, and a $1.2 million increase in savings deposits.  Certificates of deposit decreased $.2 million due primarily to the runoff of deposits acquired through promotions.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2013	December 31, 2012

Non-interest bearing demand	$84,357	$82,075
Interest bearing demand	46,711	45,616
Money market deposit accounts	123,664	116,841
Savings	69,832	68,633
Time deposits <$100,000	136,644	139,949
Time deposits >$100,000	74,424	71,311

Total	$535,632	$524,425

Borrowings

Short-term borrowings as of March 31, 2013 totaled $21.9 million compared to $28.7 million as of December 31, 2012.  Short-term borrowings, which consisted of securities sold under agreements to repurchase declined $6.8 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	March 31, 2013	December 31, 2012
Notes with the FHLB:
Convertible note due May 2013 at 3.015%	$5,000	$5,000
Fixed rate note due July 2015 at 4.34%	7,441	7,487
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing advance due January, 2018 at 0.91%	2,902	-
	$25,343	$22,487

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $441,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $22.8 million as of March 31, 2013 compared to $17.6 million as of December 31, 2012.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Unfunded availability under loan commitments	$22,836	$17,582
Unfunded commitments under lines of credit	49,433	42,735
Standby letters of credit	6,128	6,128

	$78,397	$66,445

Stockholders’ Equity and Capital Ratios
As of March 31, 2013, stockholders’ equity totaled $92.9 million, compared to $92.4 million as of December 31, 2012.   The net change in stockholders’ equity included $2.3 million of net income, that was partially offset by $1.0 million of dividends declared, a $319,000 reduction due to an increase in Treasury Stock, and a $192,000 increase due to the exercise and vesting of stock options.  In addition, accumulated other comprehensive income decreased $662,000 due to a decrease in fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2013	December 31, 2012
Tier 1 Capital
(To average assets)	12.18%	11.77%
Tier 1 Capital
(To risk-weighted assets)	16.54%	16.37%
Total Capital
(To risk-weighted assets)	17.72%	17.51%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking (PDB) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB capital requirements as of March 31, 2013 and December 31, 2012.

Liquidity
As of March 31, 2013, the Company had cash and cash equivalents of $15.9 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $148.6 million which could be used for liquidity needs.  This totals $164.5 million and represents 24.2% of total assets compared to $157.7 million and 23.5% of total assets as of December 31, 2012.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2013 and December 31, 2012.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at March 31, 2013 and December 31, 2012.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2013.  There were no borrowings under this line as of March 31, 2013 and December 31, 2012.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2013 and December 31, 2012.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $258,000,000 as of March 31, 2013, of which $24,902,000 and $22,000,000 was outstanding at March 31, 2013 and December 31, 2012 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 34.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2013			2012
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$3,983	$3	0.30%	$5,718	$4	0.28%
Securities held-to-maturity	173	3	6.94	171	2	4.68
Securities available for sale:
Taxable	89,946	400	1.78	92,769	533	2.30
Tax-exempt(1)	54,973	706	5.14	53,735	745	5.55
Total securities available for sale (1)	144,919	1,106	3.05	146,504	1,278	3.49
Loans receivable (1) (4) (5)	478,170	6,231	5.21	469,937	6,437	5.48
Total interest earning assets	627,245	7,343	4.68	622,330	7,721	4.96
Non-interest earning assets:
Cash and due from banks	8,835			8,299
Allowance for loan losses	(5,580)			(5,543)
Other assets	44,199			40,505
Total non-interest earning assets	47,454			48,839
Total Assets	$674,699			$671,169
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$167,514	111	0.27	$165,561	139	0.34
Savings	69,178	17	0.10	67,913	25	0.15
Time	210,035	626	1.19	225,959	797	1.41
Total interest bearing deposits	446,727	754	0.68	459,433	961	0.84
Short-term borrowings	22,137	12	0.22	18,459	11	0.24
Other borrowings	24,734	190	3.07	27,651	244	3.53
Total interest bearing liabilities	493,598	956	0.77	505,543	1,216	0.96
Non-interest bearing liabilities:
Demand deposits	83,618			72,078
Other liabilities	4,073			3,969
Total non-interest bearing liabilities	87,691			76,047
Stockholders' equity	93,410			89,579
Total Liabilities and Stockholders' Equity	$674,699			$671,169

Net interest income (tax equivalent basis)		6,387	3.91%		6,505	4.00%
Tax-equivalent basis adjustment		(286)			(318)
Net interest income		$6,101			$6,187
Net interest margin (tax equivalent basis)			4.07%			4.18%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2013 Compared to
	Three months ended March 31, 2012
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(3)	$2	$(1)
Securities held to maturity	-	1	1
Securities available for sale:
Taxable	(16)	(117)	(133)
Tax-exempt securities	95	(134)	(39)
Total securities	79	(251)	(172)
Loans receivable	609	(815)	(206)
Total interest earning assets	685	(1,063)	(378)

Interest bearing liabilities:
Interest-bearing demand and money market	11	(39)	(28)
Savings	3	(11)	(8)
Time	(53)	(118)	(171)
Total interest bearing deposits	(39)	(168)	(207)
Short-term borrowings	6	(5)	1
Other borrowings	(24)	(30)	(54)
Total interest bearing liabilities	(57)	(203)	(260)
Net interest income (tax-equivalent basis)	$742	$(860)	$(118)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2013 to March 31, 2012

General
For the three months ended March 31, 2013, net income totaled $2,308,000 compared to $2,186,000 earned in the similar period in 2012.  The increased net income for the three months ended March 31, 2013 is due primarily to $770,000 of proceeds from a bank-owned life insurance policy and the related tax effect. Earnings per share for the current period were $.64 for basic and $.63 for fully diluted compared to $.61 per share for both basic and diluted for the three months ended March 31, 2012, after giving retroactive effect for the 10% stock dividend declared in the first quarter of 2013.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2013 was 1.39% and 10.02%, respectively, compared to 1.31% and 9.81%, respectively, for the similar period in 2012.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2012 to March 31, 2013
Net income three months ended March 31, 2012	$2,186
Change due to:
Net interest income	(86)
Provision for loan losses	(450)
Gain on sales of loans and securities	(264)
Earnings and proceeds on bank-owned life insurance	793
Other income	57
Salaries and employee benefits	(60)
Occupancy, furniture and equipment	(42)
Foreclosed real estate expense	(69)
All other expenses	17
Income tax expense	226

Net income three months ended March 31, 2013	$2,308

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2013 totaled $6,387,000, a decrease of $118,000 from the similar period in 2012.  The fte net interest spread and net interest margin were 3.91% and 4.07%, respectively, for the three months ended March 31, 2013 compared to 4.00% and 4.18%, respectively, for the similar period in 2012.

Interest income (fte) totaled $7,343,000 with a yield on average earning assets of 4.68% compared to $7,721,000 and 4.96% for the 2012 period. Average loans increased $8.2 million over the comparable period of last year but a 27 basis point decrease in average loan yields and a 44 basis point decrease in average investment yields led to a 28 basis point decrease in the yield on earning assets and a $378,000 decrease in total interest income.  The reduced yields are due to reinvestment at current market rates.  A decreased level of low yield money market assets had a slight positive impact.  Average earning assets totaled $627.2 million for the three months ended March 31, 2013, an increase of $4.9 million over the average for the similar period in 2012.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2013 totaled $956,000 at an average cost of .77% compared to $1,216,000 and .96% for the similar period in 2012.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.19% from 1.41% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2013 was $800,000 compared to $350,000 for the three months ended March 31, 2012.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision reflects an increase in net charge-offs during the quarter as well as loan growth recorded during the period. Net charge-offs were $576,000 for the quarter ended March 31, 2013 compared to $190,000 for the similar period in 2012.

Other Income

Other income totaled $1,877,000 for the three months ended March 31, 2013 compared to $1,291,000 for the similar period in 2012.  The current period includes $770,000 of proceeds on a bank-owned life insurance policy as well as a $138,000 gain on the sale of investment securities compared to a $402,000 gain in the first quarter of 2012.  All other service charges and fees increased $80,000 compared to the first quarter of last year.  Gains on the sale of residential mortgage loans were minimal due to reduced activity in both periods.

Other Expense

Other expense for the three months ended March 31, 2013 totaled $4,301,000, or an increase of $154,000 from $4,147,000 for the similar period in 2012.  Foreclosed real estate costs increased $69,000 due to several write-downs during the current period, while all other operating expenses increased $85,000, or 2.1%.

Income Tax Expense

Income tax expense totaled $569,000 for an effective tax rate of 19.8% for the period ending March 31, 2013 compared to $795,000 for an effective tax rate of 26.7% for the similar period in 2012.  The reduction in the effective tax rate reflects the $770,000 of insurance proceeds received in the current period which are tax exempt.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2013, the level of net interest income at risk in a 200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2013, the Company had a positive 90 day interest sensitivity gap of $53.1 million or 7.8% of total assets, a decrease from the $54.3 million or 8.1% of total assets as of December 31, 2012.  Rate sensitive assets repricing within 90 days increased $6.8 million as a $4.2 million decrease in loans repricing within the period was offset by an increase in interest bearing deposits and securities repricing.  Time deposits repricing within 90 days increased $2.9 million, while non-maturity interest bearing balances increased $1.6 million and other borrowings increased $3.4 million due to FHLB borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2013
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$9,182	$-	$-	$-	$9,182
Securities	12,825	23,888	52,722	59,336	148,771
Loans Receivable	112,858	114,873	133,468	117,464	478,663
Total RSA	134,865	138,761	186,190	176,800	636,616
			`
Non-maturity interest-bearing deposits	38,578	43,762	116,030	41,837	240,207
Time Deposits	33,194	67,520	79,846	30,508	211,068
Other	9,947	8,250	17,868	11,137	47,202
Total RSL	81,719	119,532	213,744	83,482	498,477

Interest Sensitivity Gap	$53,146	$19,229	$(27,554)	$93,318	$138,139
Cumulative Gap	53,146	72,375	44,821	138,139
RSA/RSL-cumulative	165.0%	136.0%	110.8%	127.7%

December 31, 2012

Interest Sensitivity Gap	$54,309	$8,226	$(19,404)	$87,036	$130,167
Cumulative Gap	54,309	62,535	43,131	130,167
RSA/RSL-cumulative	173.6%	130.7%	110.4%	126.4%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (3)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (5)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (6)

10.9	2006 Stock Option Plan (7)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
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

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(7)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(8)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: May 10, 2013	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)