Form 10-Q
period 2013-06-30
NORWOOD FINANCIAL CORP
filed 2013-08-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [X]  No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exhange Act.

Large accelerated filer  [  ]                                                                Accelerated filer   [ X]
Non-accelerated filer   [  ]                                                                Smaller reporting company   [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes
[X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2013
Common stock, par value $0.10 per share	3,621,969

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$9,872	$10,867
Interest bearing deposits with banks	17,425	1,428
Cash and cash equivalents	27,297	12,295

Securities available for sale, at fair value	150,750	145,390
Securities held to maturity, fair value 2013: $177, 2012: $177	173	173
Loans receivable (net of unearned income)	480,715	476,710
Less: Allowance for loan losses	5,749	5,502
Net loans receivable	474,966	471,208
Regulatory stock, at cost	2,527	2,630
Bank premises and equipment, net	7,206	7,326
Bank owned life insurance	14,527	15,357
Accrued interest receivable	2,488	2,393
Foreclosed real estate owned	1,297	852
Goodwill	9,715	9,715
Other intangibles	575	647
Other assets	6,085	4,313
TOTAL ASSETS	$697,606	$672,299

LIABILITIES
Deposits:
Non-interest bearing demand	$93,881	$82,075
Interest-bearing	456,269	442,350
Total deposits	550,150	524,425
Short-term borrowings	32,075	28,697
Other borrowings	20,150	22,487
Accrued interest payable	1,037	1,242
Other liabilities	3,734	3,027
TOTAL LIABILITIES	607,146	579,878

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000; shares issued 2013: 3,708,718 shares, 2012: 3,371,849 shares	371	337
Surplus	34,949	24,737
Retained earnings	58,626	66,742
Treasury stock at cost: 2013: 86,749 shares, 2012: 75,426 shares	(2,299)	(2,192)
Accumulated other comprehensive income (loss)	(1,187)	2,797
TOTAL STOCKHOLDERS’ EQUITY	90,460	92,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,606	$672,299
See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable, including fees	$6,169	$6,431	$12,355	$12,804
Securities	877	1,007	1,746	2,033
Other	10	7	12	11
Total interest income	7,056	7,445	14,113	14,848

INTEREST EXPENSE
Deposits	719	942	1,473	1,903
Short-term borrowings	15	13	27	24
Other borrowings	178	243	368	487
Total interest expense	912	1,198	1,868	2,414
NET INTEREST INCOME	6,144	6,247	12,245	12,434
PROVISION FOR LOAN LOSSES	800	400	1,600	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,344	5,847	10,645	11,684

OTHER INCOME
Service charges and fees	620	559	1,221	1,113
Income from fiduciary activities	89	80	174	178
Net realized gains on sales of securities	254	285	392	687
Gains on sale of loans and servicing rights	1	66	3	60
Earnings and proceeds on Bank Owned Life Insurance	148	131	1,073	263
Other	100	85	226	196
Total other income	1,212	1,206	3,089	2,497

OTHER EXPENSES
Salaries and employee benefits	2,124	2,047	4,335	4,198
Occupancy, furniture & equipment, net	550	490	1,079	977
Data processing related	230	216	452	448
Taxes, other than income	179	149	352	301
Professional fees	172	217	359	444
Federal Deposit Insurance Corporation insurance assessment	110	97	221	196
Foreclosed real estate owned	86	85	277	207
Other	682	656	1,359	1,333
Total other expenses	4,133	3,957	8,434	8,104

INCOME BEFORE INCOME TAXES	2,423	3,096	5,300	6,077
INCOME TAX EXPENSE	584	838	1,153	1,633
NET INCOME	$1,839	$2,258	$4,147	$4,444

BASIC EARNINGS PER SHARE	$.51	$.63	$1.15	$1.23

DILUTED EARNINGS PER SHARE	$.51	$.63	$1.14	$1.23

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statement of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net income	$1,839	$2,258
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	(4,779)	291
Tax effect	1,624	(100)
Reclassification of gains recognized in net income	(254)	(285)
Tax effect	86	97
Other comprehensive income (loss)	(3,323)	3
Comprehensive Income (Loss)	$(1,484)	$2,261

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net income	$4,147	$4,444
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding gains (losses)	(5,643)	445
Tax effect	1,918	(148)
Reclassification of gains recognized in net income	(392)	(687)
Tax effect	133	234
Other comprehensive loss	(3,984)	(156)
Comprehensive Income	$163	$4,288

See accompanying notes to unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2013
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2012	3,371,849	$337	$24,737	$66,742	75,426	$(2,192)	$2,797	$92,421
Net Income				4,147				4,147
Other comprehensive loss							(3,984)	(3,984)
Cash dividends declared $.60 per share				(2,070)				(2,070)
Acquisition of treasury stock					10,713	(319)		(319)
10% stock dividend	336,869	34	10,149	(10,193)	8,043			(10)
Compensation expense related to stock options			79					79
Stock options exercised			(32)		(7,433)	212		180
Tax benefit on stock options			16					16
Balance, June 30, 2013	3,708,718	$371	$34,949	$58,626	86,749	$(2,299)	$(1,187)	$90,460

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,147	$4,444
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	750
Depreciation	299	280
Amortization of intangible assets	72	80
Deferred income taxes	32	(259)
Net amortization of securities premiums and discounts	565	580
Net realized gain on sales of securities	(392)	(687)
Gain on life insurance policy	(770)	-
Net increase in value of life insurance	(304)	(263)
Loss on sale of bank premises and equipment and foreclosed real estate	103	27
Net gain on sale of mortgage loans	(25)	(74)
Mortgage loans originated for sale	(1,609)	(2,269)
Proceeds from sale of mortgage loans originated for sale	1,634	2,343
Compensation expense related to stock options	79	66
Decrease in accrued interest receivable and other assets	141	985
Increase (decrease) in accrued interest payable and other liabilities	474	(1,441)
Net cash provided by operating activities	6,046	4,562

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	15,299	18,349
Proceeds from maturities and principal reductions on mortgage-backed securities	12,813	17,259
Purchases	(39,680)	(28,582)
Redemption of FHLB stock	103	350
Net increase in loans	(6,066)	(22,883)
Proceeds from life insurance policy	1,859	-
Purchase of bank premises and equipment	(179)	(172)
Proceeds from sale of bank premises and equipment and foreclosed real estate	216	2,569
Net cash used in investing activities	(15,635)	(13,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	25,725	8,390
Net increase in short-term borrowings	3,378	5,398
Repayments of other borrowings	(5,337)	(91)
Proceeds from other borrowings	3,000	-
Stock options exercised	180	99
Tax benefit of stock options exercised	16	11
Acquisition of treasury stock	(319)	(320)
Cash dividends paid	(2,052)	(1,966)
Net cash provided by financing activities	24,591	11,521
Increase in cash and cash equivalents	15,002	2,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,295	21,423
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,297	$24,396
See accompanying notes to the unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
 (dollars in thousands)
	Six Months Ended June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,073	$2,398
Income taxes paid, net of refunds	$1,110	$1,559
Supplemental Schedule of Noncash Investing Activities
Investment purchases	$-	$1,619
Transfers of loans to foreclosed real estate and repossession of other assets	$786	$954

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future interim period.

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

(in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic EPS weighted average shares outstanding	3,621	3,604	3,624	3,608
Dilutive effect of stock options	13	4	13	3
Diluted EPS weighted average shares outstanding	3,634	3,608	3,637	3,611

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 0 and 108,103 as of June 30, 2013 and 2012, respectively, based upon the closing price of Norwood common stock of $29.00 and $25.91 per share on June 30, 2013 and 2012, respectively.

3.  Stock-Based Compensation

  The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006.  The Company awarded 1,100 options in 2013 which have a twelve-month vesting period. As of June 30, 2013, there was $80,000 of total unrecognized compensation cost related to non-vested options granted in 2012 and 2013 under the plan, which will be fully amortized by December 31, 2013.  All share and per share data has been adjusted to reflect the retroactive effect of the 10% stock dividend declared during the period ended March 31, 2013.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2013	225,670	$26.39	6.1	Yrs.	$256
Granted	1,100	27.56	9.5	Yrs.	-
Exercised	(7,433	24.15	2.1	Yrs	-
Forfeited	(6,175	29.94	4.8	Yrs	-
Outstanding at June 30, 2013	213,162	$26.38	5.8	Yrs.	$560

Exercisable at June 30, 2013	182,362	$26.26	5.1	Yrs.	$500

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $29.00 as of June 30, 2013 and $27.05 as of December 31, 2012.

4.           Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and six months ended June 30, 2013:

Unrealized gains on available for sale securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(3,725)
Amount reclassified from accumulated other comprehensive income	(259)
Total other comprehensive loss	(3,984)
Balance as of June 30, 2013	$(1,187)

Unrealized gains on available for sale securities (a)
Balance as of March 31, 2013	$2,135
Other comprehensive loss before reclassification	(3,154)
Amount reclassified from accumulated other comprehensive income	(168)
Total other comprehensive loss	(3,322)
Balance as of June 30, 2013	$(1,187)

(a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months and six months ended June 30, 2013:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (a)		Affected Line Item in the Statement Where Net Income is Presented
	Three months ended June 30, 2013	Six months ended June 30, 2013
Unrealized gains on available for sale securities	$254	$392	Net realized gains on sales of securities
	(86)	(133)	Income tax expense
	$168	$259	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2013	2012
Unfunded availability under loan commitments	$25,772	$50,754
Unfunded commitments under lines of credit	46,597	37,462
Standby letters of credit	6,991	11,248
	$79,360	$99,464

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2013 for guarantees under standby letters of credit issued is not material.

6.  Securities

The amortized cost and fair value of securities were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$23,663	$-	$(811)	$22,852
States and political subdivisions	60,860	1,065	(1,428)	60,497
Corporate obligations	8,186	211	(98)	8,299
Mortgage-backed securities-government sponsored entities	59,544	396	(1,165)	58,775
Equity securities-financial services	292	38	(3)	327
	$152,545	$1,710	$(3,505)	$150,750
Held to Maturity:
States and political subdivisions	$173	$4	$-	$177

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,076	$36	$(20)	$13,092
States and political subdivisions	55,864	2,995	(73)	58,786
Corporate obligations	8,521	347	-	8,868
Mortgage-backed securities-government sponsored entities	63,397	1,041	(113)	64,325
Equity securities-financial services	292	27	-	319
	$141,150	$4,446	$(206)	$145,390
Held to Maturity:
States and political subdivisions	$173	$4	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$22,853	$(811)	$-	$-	$22,853	$(811)
States and political subdivisions	22,084	(1,428)	-	-	22,084	(1,428)
Corporate Obligations	2,496	(98)	-	-	2,496	(98)
Mortgage-backed securities- government sponsored agencies	38,059	(1,150)	924	(15)	38,983	(1,165)
Equity securities–financial services	182	(3)	-	-	182	(3)
	$85,674	$(3,490)	$924	$(15)	$86,598	$(3,505)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,056	$(20)	$-	$-	$7,056	$(20)
States and political subdivisions	5,821	(73)	-	-	5,821	(73)
Mortgage-backed securities- government sponsored agencies	17,199	(113)	-	-	17,199	(113)
	$30,076	$(206)	$-	$-	$30,076	$(206)

At June 30, 2013, the Company has 101 debt securities in an unrealized loss position in the less than twelve months category and one debt security in the twelve months or more category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2013.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the security and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The amortized cost and fair value of debt securities as of June 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,416	$3,462	$173	$177
Due after one year through five years	13,433	13,579	-	-
Due after five years through ten years	36,489	35,831	-	-
Due after ten years	39,371	38,776	-	-

Mortgage-backed securities-government sponsored agencies	59,544	58,775	-	-
	$152,253	$150,423	$173	$177

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Gross realized gains	$254	$285	$410	$687
Gross realized losses	-	-	(18)	-
Net realized gain	$254	$285	$392	$687
Proceeds from sales of securities	$7,896	$7,716	$15,299	$18,349

7. Loans Receivable and Allowance for Loan Losses

  Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	June 30, 2013		December 31, 2012
Real Estate-Residential	$158,595	33.0%	$150,043	31.4%
Commercial	266,204	55.3	274,484	57.5
Construction	17,319	3.6	13,435	2.8
Commercial, financial and agricultural	24,723	5.1	25,113	5.3
Consumer loans to individuals	14,398	3.0	14,154	3.0
Total loans	481,239	100.0%	477,229	100.0%
Deferred fees, net	(524)		(519)
Total loans receivable	480,715		476,710
Allowance for loan losses	(5,749)		(5,502)
Net loans receivable	$474,966		$471,208

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30 (in thousands):

	2013	2012
Balance at beginning of period	$76	$171
Accretion	(42)	(47)
Reclassification and other	-	-
Balance at end of period	$34	$124

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2013	December 31, 2012

Outstanding Balance	$1,081	$1,145
Carrying Amount	$1,046	$1,069

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and June 30, 2013.  There has been no allowance for loan losses recorded for acquired loans with or without specific evidence of deterioration in credit quality as of May 31, 2011 as well as those acquired without specific evidence of deterioration in credit quality as of June 30, 2013.  In addition, there has been no allowance for loan losses reversed.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
June 30, 2013	(In thousands)

Individually evaluated for impairment	$-	$8,703	$-	$-	$-	$8,703
Loans acquired with deteriorated credit quality	250	796	-	-	-	1,046
Collectively evaluated for impairment	158,345	256,705	17,319	24,723	14,398	471,490
Total Loans	$158,595	$266,204	$17,319	$24,723	$14,398	$481,239

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
December 31, 2012	(In thousands)

Individually evaluated for impairment	$-	$10,246	$-	$310	$-	$10,556
Loans acquired with deteriorated credit quality	270	799	-	-	-	1,069
Collectively evaluated for impairment	149,773	263,439	13,435	24,803	14,154	465,604
Total Loans	$150,043	$274,484	$13,435	$25,113	$14,154	$477,229

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2013 With no related allowance recorded:	(In thousands)
Real Estate Loans
Residential	$250	$259	$-
Commercial	9,499	9,525	-
Subtotal	9,749	9,784	-
With an allowance recorded:
Subtotal	-	-	-
Total:
Real Estate loans
Residential	250	259	-
Commercial	9,499	9,525	-
Total Impaired Loans	$9,749	$9,784	$-

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2012 With no related allowance recorded:		(In thousands)
Real Estate Loans
Residential	$270	$286	$-
Commercial	10,494	10,554	-
Commercial Loans	310	310	-
Subtotal	11,074	11,150	-
With an allowance recorded:
Real Estate Loans
Commercial	551	551	9
Subtotal	551	551	9
Total:
Real Estate loans
Residential	270	286	-
Commercial	11,045	11,105	9
Commercial Loans	310	310	-
Total Impaired Loans	$11,625	$11,701	$9

The following information for impaired loans is presented (in thousands) for the six months ended June 30, 2013 and 2012:

	Average Recorded Investment		Interest Income Recognized
	2013	2012	2013	2012
Total:
Real Estate loans
Residential	$258	$289	$2	$2
Commercial	10,359	13,666	17	146
Commercial loans	-	-	-	-
Total Loans	$10,617	$13,955	$19	$148

The following information for impaired loans is presented (in thousands) for the three months ended June 30, 2013 and 2012:

	Average Recorded Investment		Interest Income Recognized
	2013	2012	2013	2012
Total:
Real Estate loans
Residential	$252	$275	$1	$1
Commercial	9,856	13,536	-	71
Commercial loans	309	385	-	-
Total Loans	$10,417	$14,196	$1	$72

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2013, troubled debt restructured loans totaled $6.0 million and had no specific reserves. During 2013, one loan with a balance of $1.3 million was classified as a troubled debt restructuring.  The restructuring resulted in a decrease in the borrower’s debt but the remaining balance was classified as troubled debt since it would be unlikely that the borrower could obtain comparable financing elsewhere.  As of December 31, 2012, troubled debt restructured loans totaled $5.6 million and resulted in specific reserves of $9,000. For the period ended June 30, 2013, there were no loan modifications classified as troubled debt restructurings that subsequently defaulted during the period. For the period ended June 30, 2012, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted during the period.

The following is a summary of troubled debt restructurings granted during the three and six month periods ended June 30, 2013 (dollars in thousands):

	For the Three Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Real Estate Loans:
Commercial	1	$1,259	$1,259

	For the Six Months Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Real Estate Loans:
Commercial	1	$1,259	$1,259

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2013 and December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial real estate loans	$240,670	$15,194	$10,340	$-	$266,204
Commercial loans	24,723	-	-	-	24,723
Total	$265,393	$15,194	$10,340	$-	$290,927

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate loans	$251,484	$11,245	$11,755	$-	$274,484
Commercial loans	24,427	318	368	-	25,113
Total	$275,911	$11,563	$12,123	$-	$299,597

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Performing	Nonperforming	Total
Residential real estate loans	$156,187	$2,408	$158,595
Construction	17,319	-	17,319
Consumer loans	14,398	-	14,398
Total	$187,904	$2,408	$190,312

December 31, 2012	Performing	Nonperforming	Total
Residential real estate loans	$147,197	$2,846	$150,043
Construction	13,435	-	13,435
Consumer loans	14,154	-	14,154
Total	$174,786	$2,846	$177,632

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2013 and December 31, 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2013
Real Estate loans
Residential	$155,980	$86	$121	$-	$2,408	$2,615	$158,595
Commercial	251,398	710	4,923	-	9,173	14,806	266,204
Construction	17,315	4	-	-	-	4	17,319
Commercial loans	24,689	34	-	-	-	34	24,723
Consumer loans	14,348	40	10	-	-	50	14,398
Total	$463,730	$874	$5,054	$-	$11,581	$17,509	$481,239

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non- Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2012
Real Estate loans
Residential	$146,847	$94	$256	$-	$2,846	$3,196	$150,043
Commercial	261,527	2,333	598	-	10,026	12,957	274,484
Construction	13,363	72	-	-	-	72	13,435
Commercial loans	24,785	-	-	-	328	328	25,113
Consumer loans	14,029	114	11	-	-	125	14,154
Total	$460,551	$2,613	$865	$-	$13,200	$16,678	$477,229

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(390)	(928)	-	-	(46)	(1,364)
Recoveries	-	-	-	-	11	11
Provision Expense	357	1,063	244	(76)	12	1,600
Ending balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,764	$3,318	$363	$147	$157	$5,749

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2013	$1,974	$3,290	$124	$176	$162	$5,726
Charge Offs	(140)	(615)	-	-	(27)	(782)
Recoveries	-	-	-	-	5	5
Provision Expense	(70)	643	239	(29)	17	800
Ending balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(308)	(96)	(7)	-	(33)	(444	) )
Recoveries	1	-	-	-	10	11
Provision Expense	609	(51)	22	116	54	750
Ending balance, June 30, 2012	$1,559	$3,691	$87	$263	$175	$5,775
Ending balance individually evaluated for impairment	$-	$1,120	$-	$-	$-	$1,120
Ending balance collectively evaluated for impairment	$1,559	$2,571	$87	$263	$175	$4,655

(In thousands)	Residential Real Estate	Commercial Real Estate	Commercial Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2012	$1,199	$4,007	$75	$191	$146	$5,618
Charge Offs	(247)	-	-	-	(1)	(248)
Recoveries	-	-	-	-	5	5
Provision Expense	607	(316)	12	72	25	400
Ending balance, June 30, 2012	$1,559	$3,691	$87	$263	$175	$5,775

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2013, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, property owners associations and bars/restaurants with loans outstanding of $37.8 million, or 40.4% of capital, to the hospitality lodging industry, $11.7 million, or 12.5% of capital, to property owners associations, and $10.0 million, or 10.7% of capital, to bars/restaurants. There were no losses recognized on loans within these concentrations during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $32,000 and $7,000 respectively, in the first six months of 2013 compared to $74,000 and $0, respectively, in the same period in 2012.  The proceeds from the sales of residential mortgage loans totaled $1.6 million and $2.3 million for the six months ended June 30, 2013 and 2012, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $14,000 and $0 respectively, for the three months ended June 30, 2013 compared to $69,000 and $0, respectively, in the same period in 2012.  The proceeds from the sales of residential mortgage loans totaled $523,000 and $2.2 million for the three months ended June 30, 2013 and 2012, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurement Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)

June 30, 2013
Available for Sale:
US Government agencies	$22,852	$-	$22,852	$-
States and political subdivisions	60,497	-	60,497	-
Corporate obligations	8,299	-	8,299	-
Mortgage-backed securities-government sponsored agencies	58,775	-	58,775	-
Equity securities-financial services	327	327	-	-
Total	$150,750	$327	$150,423	$-

December 31, 2012
Available for Sale:
US Government agencies	$13,092	$-	$13,092	$-
States and political subdivisions	58,786	-	58,786	-
Corporate obligations	8,868	-	8,868	-
Mortgage-backed securities-government sponsored agencies	64,325	-	64,325	-
Equity securities-financial services	319	319	-	-
Total	$145,390	$319	$145,071	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurement Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands)

June 30, 2013
Impaired Loans	$9,749	$-	$-	$9,749
Foreclosed Real Estate Owned	1,297	-	-	1,297

December 31, 2012
Impaired Loans	$11,616	$-	$-	$11,616
Foreclosed Real Estate Owned	852	-	-	852

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2013
Impaired loans	$9,749	Appraisal of collateral(1)	Appraisal adjustments(2)	0-30%	(11.77%)
Foreclosed real estate owned	$1,297	Appraisal of collateral(1)(3)	Liquidation Expenses(2)	20%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2012
Impaired loans	$11,616	Appraisal of collateral(1)	Appraisal adjustments(2)	0-30%	(24.10%)
Foreclosed real estate owned	$852	Appraisal of collateral(1)(3)	Liquidation Expenses(2)	20%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012.

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

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2013 and December 31, 2012. (In thousands)

	Fair Value Measurements at June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$27,297	$27,297	$27,297	$-	$-
Securities	150,923	150,927	327	150,600	-
Loans receivable, net	474,966	486,212	-	-	486,212
Mortgage servicing rights	221	264	264	-	-
Regulatory Stock	2,527	2,527	2,527	-	-
Bank owned life insurance	14,527	14,527	14,527	-	-
Accrued interest receivable	2,488	2,488	2,488	-	-

Financial liabilities:
Deposits	550,150	551,507	342,184	-	209,323
Short-term borrowings	32,075	32,075	32,075	-	-
Other borrowings	20,150	22,634	-	-	22,634
Accrued interest payable	1,037	1,037	1,037	-	-

Off-balance sheet financial instruments:
Commitments to extend credit
and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$12,295	$12,295	$12,295	$-	$-
Securities	145,563	145,567	319	145,248	-
Loans receivable, net	471,208	485,848	-	-	485,848
Mortgage servicing rights	243	243	-	243	-
Regulatory stock	2,630	2,630	2,630	-	-
Bank owned life insurance	15,357	15,357	15,357	-	-
Accrued interest receivable	2,393	2,393	2,393	-	-

Financial liabilities:
Deposits	524,425	526,081	313,166	-	212,915
Short-term borrowings	28,697	28,697	28,697	-	-
Other borrowings	22,487	25,426	-	-	25,426
Accrued interest payable	1,242	1,242	1,242	-	-

Off-balance sheet financial instruments:
Commitments to extend credit
and outstanding letters of credit	-	-	-	-	-

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at June 30, 2013 and December 31, 2012 represent temporary impairment of the securities, related to changes in interest rates.

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has no quoted market value and is carried at cost.

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

  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2013.

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

Changes in Financial Condition

General
Total assets as of June 30, 2013 were $697.6 million compared to $672.3 million as of December 31, 2012, an increase of $25.3 million.  The increase includes $16 million of overnight liquidity which was funded with a $25.7 million increase in deposits.

Securities
The fair value of securities available for sale as of June 30, 2013 was $150.7 million compared to $145.4 million as of December 31, 2012.  The Company purchased $39.7 million of securities principally using the proceeds from $28.1 million of securities sold, called, maturities and principal reductions as well as from growth in deposits.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$22,852	15.1%	$13,092	9.0%
States and political subdivisions	60,670	40.2	58,959	40.5
Corporate obligations	8,299	5.5	8,868	6.1
Mortgage-backed securities- government sponsored entities	58,775	39.0	64,325	44.2
Equity securities-financial services	327	0.2	319	0.2
Total	$150,923	100.0%	$145,563	100.0%

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

Loans

Loans receivable totaled $480.7 million at June 30, 2013 compared to $476.7 million as of December 31, 2012.  The growth recorded in 2013 was attributed to an $8.5 million increase in residential mortgage loans.  Commercial real estate loans decreased $8.3 million during the period while other loans increased $3.8 million.

The allowance for loan losses totaled $5,749,000 as of June 30, 2013 and represented 1.20% of total loans, compared to $5,502,000, or 1.15% of total loans, at December 31, 2012, and $5,775,000, or 1.20% of total loans, as of June 30, 2012.  The Company had net charge-offs for the six months ended June 30, 2013 of $1,353,000 compared to $433,000 in the comparable period in 2012.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries; economic and industry conditions; trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2013 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2013, non-performing loans totaled $11.6 million, or 2.41% of total loans compared to $13.2 million, or 2.77% of total loans at December 31, 2012.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2013		December 31, 2012
Loans accounted for on a non-accrual basis:
Commercial and all other	$309		$328
Real Estate	11,272		12,872
Total	11,581		13,200

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	11,581		13,200
Foreclosed real estate	1,297		852
Total non-performing assets	$12,878		$14,052
Allowance for loans losses	$5,749		$5,502
Coverage of non-performing loans	0.45	x	0.42	x
Non-performing loans to total loans	2.41%		2.77%
Non-performing loans to total assets	1.66%		1.96%
Non-performing assets to total assets	1.85%		2.09%

Deposits

During the period, total deposits increased $25.7 million which includes growth of $11.8 million in non-interest bearing demand deposits, a $16.5 million increase in money market and NOW accounts, and a $.7 million increase in savings deposits.  Certificates of deposit decreased $3.3 million due primarily to the runoff of deposits acquired through promotions.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2013	December 31, 2012

Non-interest bearing demand	$93,881	$82,075
Interest bearing demand	47,093	45,616
Money market deposit accounts	131,894	116,841
Savings	69,316	68,633
Time deposits <$100,000	135,848	139,949
Time deposits >$100,000	72,118	71,311

Total	$550,150	$524,425

Borrowings

Short-term borrowings as of June 30, 2013 totaled $32.1 million compared to $28.7 million as of December 31, 2012.  Short-term borrowings, which consisted of securities sold under agreements to repurchase increased $3.4 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	June 30, 2013	December 31, 2012
Notes with the FHLB:
Convertible note due May 2013 at 3.015%	$-	$5,000
Fixed rate note due July 2015 at 4.34%	7,394	7,487
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing advance due January 2018 at 0.91%	2,756	-
	$20,150	$22,487

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $394,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $25.8 million as of June 30, 2013 compared to $17.6 million as of December 31, 2012.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Unfunded availability under loan commitments	$25,772	$17,582
Unfunded commitments under lines of credit	46,597	42,735
Standby letters of credit	6,991	6,128

	$79,360	$66,445

Stockholders’ Equity and Capital Ratios
As of June 30, 2013, stockholders’ equity totaled $90.5 million, compared to $92.4 million as of December 31, 2012.   The net change in stockholders’ equity included $4.2 million of net income, that was partially offset by $2.1 million of dividends declared, a $319,000 reduction due to an increase in Treasury Stock, and a $275,000 increase due to the exercise and vesting of stock options.  In addition, accumulated other comprehensive income decreased $4.0 million due to a decrease in fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	June 30, 2013	December 31, 2012
Tier 1 Capital
(To average assets)	12.00%	11.77%
Tier 1 Capital
(To risk-weighted assets)	16.65%	16.37%
Total Capital
(To risk-weighted assets)	17.83%	17.51%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking and Securities (PDB&S) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB&S utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB&S capital requirements as of June 30, 2013 and December 31, 2012.

Liquidity
As of June 30, 2013, the Company had cash and cash equivalents of $27.3 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $150.7 million which could be used for liquidity needs.  This totals $178.0 million and represents 25.5% of total assets compared to $157.7 million and 23.5% of total assets as of December 31, 2012.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2013 and December 31, 2012.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources
The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at June 30, 2013 and December 31, 2012.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2014.  There were no borrowings under this line as of June 30, 2013 and December 31, 2012.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2013 and December 31, 2012.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $259,754,000 as of June 30, 2013, of which $19,756,000 and $22,000,000 was outstanding at June 30, 2013 and December 31, 2012 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 36 and 40.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2013			2012
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$15,421	$9	0.23%	$11,261	$7	0.25%
Securities held-to-maturity	173	4	9.25	172	3	6.98
Securities available for sale:
Taxable	90,653	396	1.75	89,790	527	2.35
Tax-exempt (1)	57,090	726	5.09	52,197	722	5.53
Total securities available forsale (1)	147,743	1,122	3.04	141,987	1,249	3.52
Loans receivable (1) (4) (5)	481,366	6,207	5.16	481,524	6,504	5.40
Total interest earning assets	644,703	7,342	4.56	634,944	7,763	4.89
Non-interest earning assets:
Cash and due from banks	9,232			9,077
Allowance for loan losses	(5,847)			(5,776)
Other assets	43,314			43,844
Total non-interest earning assets	46,699			47,145
Total Assets	$691,402			$682,089
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$175,119	103	0.24	$169,343	135	0.32
Savings	69,544	9	0.05	68,947	25	0.15
Time	209,638	607	1.16	223,147	782	1.40
Total interest bearing deposits	454,301	719	0.63	461,437	942	0.82
Short-term borrowings	27,347	15	0.22	19,346	13	0.27
Other borrowings	23,109	178	3.08	27,605	243	3.52
Total interest bearing liabilities	504,757	912	0.72	508,388	1,198	0.94
Non-interest bearing liabilities:
Demand deposits	88,908			79,378
Other liabilities	3,989			4,069
Total non-interest bearingliabilities	92,897			83,447
Stockholders' equity	93,748			90,254
Total Liabilities and Stockholders' Equity	$691,402			$682,089

Net interest income (tax equivalent basis)		6,430	3.83%		6,565	3.95%
Tax-equivalent basis adjustment		(286)			(318)
Net interest income		$6,144			$6,247
Net interest margin (tax equivalent basis)			3.99%			4.14%

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

	Increase/(Decrease)
	Three months ended June 30, 2013 Compared to Three months ended June 30, 2012 Variance due to
Interest earning assets:	Volume	Rate	Net
	(dollars in thousands)

Interest bearing deposits with banks	$5	$(3)	$2
Securities held to maturity	-	1	1
Securities available for sale:
Taxable	34	(165)	(131)
Tax-exempt securities	253	(249)	4
Total securities	287	(414)	(127)
Loans receivable	(2)	(295)	(297)
Total interest earning assets	290	(711)	(421)

Interest bearing liabilities:
Interest-bearing demand and money market	29	(61)	(32)
Savings	1	(17)	(16)
Time	(45)	(130)	(175)
Total interest bearing deposits	(15)	(208)	(223)
Short-term borrowings	15	(13)	2
Other borrowings	(37)	(28)	(65)
Total interest bearing liabilities	(37)	(249)	(286)
Net interest income (tax-equivalent basis)	$327	$(462)	$(135)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2013 to June 30, 2012

General
For the three months ended June 30, 2013, net income totaled $1,839,000 compared to $2,258,000 earned in the similar period in 2012.  The decreased net income for the three months ended June 30, 2013 was due primarily to a $400,000 increase in the provision for loan losses compared to the same period of last year.  A decrease in net interest income and increased operating expenses also contributed to the reduced earnings.  Earnings per share for the current period were $.51 for basic and fully diluted compared to $.63 per share basic and fully diluted for the three months ended June 30, 2012.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2013 was 1.07% and 7.87%, respectively, compared to 1.33% and 10.06%, respectively, for the similar period in 2012.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended June 30, 2013 to June 30, 2012
Net income three months ended June 30, 2012	$2,258
Change due to:
Net interest income	(103)
Provision for loan losses	(400)
Gain on sales of loans and securities	(96)
Other income	102
Salaries and employee benefits	(77)
Occupancy, furniture and equipment	(60)
All other expenses	(39)
Income tax expense	254

Net income three months ended June 30, 2013	$1,839

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2013 totaled $6,430,000, a decrease of $135,000 or 2.1% from the similar period in 2012.  The decrease in net interest income largely reflects the reduced earnings on loans and investments due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.83% and 3.99%, respectively, for the three months ended June 30, 2013 compared to 3.95% and 4.14%, respectively, for the similar period in 2012.

Interest income (fte) totaled $7,342,000 with a yield on average earning assets of 4.56% compared to $7,763,000 and 4.89% for the 2012 period. Average loans decreased $158,000 over the comparable period of last year which combined with a 24 basis point reduction in the yield earned, resulting in a $297,000 reduction in loan income.  Reduced yields on securities offset additional earnings due to growth.  An increased level of low yield money market assets also contributed to the reduced net interest margin.  Average earning assets totaled $644.7 million for the three months ended June 30, 2013, an increase of $9.8 million over the average for the similar period in 2012.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended June 30, 2013 totaled $912,000 at an average cost of 0.72% compared to $1,198,000 and 0.94% for the similar period in 2012.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market and savings accounts, and cash management products, which are included in short-term borrowings.  The cost of time deposits, which is the most significant component of funding, declined to 1.16% from 1.40% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2013 was $800,000 compared to $400,000 for the three months ended June 30, 2012.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $777,000 for the quarter ended June 30, 2013 compared to $243,000 for the similar period in 2012.

Other Income

Other income totaled $1,212,000 for the three months ended June 30, 2013 compared to $1,206,000 for the similar period in 2012.  Service charges and fees improved $61,000 compared to the prior year period which helped offset a $96,000 decrease in net gains from the sale of loans and securities.  The current period includes a $254,000 gain on the sale of investment securities compared to a $285,000 gain in the second quarter of 2012.  Gains on the sale of residential mortgage loans decreased $65,000 compared to the same quarter of last year due to decreased sales during the current period.  All other items of other income  increased $41,000, net, compared to the second quarter of last year.

Other Expense

Other expense for the three months ended June 30, 2013 totaled $4,133,000, or an increase of $176,000 from $3,957,000 for the similar period in 2012.  Salaries and benefits increased $77,000, or 3.8%, while occupancy and equipment expenses rose $60,000, or 12.2%.  All other operating expenses increased $39,000, net.

Income Tax Expense

Income tax expense totaled $584,000 for an effective tax rate of 24.1% for the period ending June 30, 2013 compared to $838,000 for an effective tax rate of 27.1% for the similar period in 2012.  The decreased effective rate reflects an increased level of tax-exempt income.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates
(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2013			2012
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$9,733	$12	0.25%	$8,490	$11	0.26%
Securities held-to-maturity	173	7	8.09	171	5	5.85
Securities available for sale:
Taxable	90,301	796	1.76	91,280	1,060	2.32
Tax-exempt (1)	56,038	1,432	5.11	52,966	1,467	5.54
Total securities available for sale (1)	146,339	2,228	3.04	144,246	2,527	3.50
Loans receivable (1) (4) (5)	479,777	12,438	5.18	475,730	12,941	5.44
Total interest earning assets	636,022	14,685	4.62	628,637	15,484	4.93
Non-interest earning assets:
Cash and due from banks	9,035			8,688
Allowance for loan losses	(5,714)			(5,660)
Other assets	43,754			44,964
Total non-interest earning assets	47,075			47,992
Total Assets	$683,097			$676,629
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$171,337	214	0.25	$167,452	274	0.33
Savings	69,362	26	0.07	68,430	50	0.15
Time	209,836	1,233	1.18	224,553	1,579	1.41
Total interest bearing deposits	450,535	1,473	0.65	460,435	1,903	0.83
Short-term borrowings	24,756	27	0.22	18,902	24	0.25
Other borrowings	23,917	368	3.08	27,628	487	3.53
Total interest bearing liabilities	499,208	1,868	0.75	506,965	2,414	0.95
Non-interest bearing liabilities:
Demand deposits	86,278			75,728
Other liabilities	4,031			4,019
Total non-interest bearing liabilities	90,309			79,747
Stockholders' equity	93,580			89,917
Total Liabilities and Stockholders' Equity	$683,097			$676,629

Net interest income (tax equivalent basis)		12,817	3.87%		13,070	3.97%
Tax-equivalent basis adjustment		(572)			(636)
Net interest income		$12,245			$12,434
Net interest margin (tax equivalent basis)			4.03%			4.16%

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

	Increase/(Decrease)
	Six months ended June 30, 2013 Compared to Six months ended June 30, 2012 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest earning assets:
Interest bearing deposits with banks	$2	$(1)	$1
Securities held to maturity	-	2	2
Securities available for sale:
Taxable	(11)	(253)	(264)
Tax-exempt securities	180	(215)	(35)
Total securities	169	(468)	(299)
Loans receivable	296	(799)	(503)
Total interest earning assets	467	(1,266)	(799)

Interest bearing liabilities:
Interest-bearing demand and money market	18	(78)	(60)
Savings	2	(26)	(24)
Time	(99)	(247)	(346)
Total interest bearing deposits	(79)	(351)	(430)
Short-term borrowings	11	(8)	3
Other borrowings	(61)	(58)	(119)
Total interest bearing liabilities	(129)	(417)	(546)
Net interest income (tax-equivalent basis)	$596	$(849)	$(253)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Six Months Ended June 30, 2013 to June 30, 2012

General
For the six months ended June 30, 2013, net income totaled $4,147,000 compared to $4,444,000 earned in the similar period in 2012.  Earnings per share for the current period were $1.15 for basic and $1.14 fully diluted compared to $1.23 per share basic and fully diluted for the six months ended June 30, 2012.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2013 was 1.22% and 8.94%, respectively, compared to 1.32% and 9.94%, respectively, for the similar period in 2012.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended June 30, 2013 to June 30, 2012
Net income six months ended June 30, 2012	$4,444
Change due to:
Net interest income	(189)
Provision for loan losses	(850)
Gain on sales of loans and securities	(352)
Proceeds on Bank Owned Life Insurance	770
Other income	174
Salaries and employee benefits	(137)
Occupancy, furniture and equipment	(102)
Merger related expenses	85
Foreclosed real estate expense	(70)
All other expenses	(106)
Income tax expense	480
Net income six months ended June 30, 2013	$4,147

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2013 totaled $12,817,000, a decrease of $253,000 or 1.9% from the similar period in 2012.  The decrease in net interest income largely reflects the reduced yields earned on loans and securities due to growth and reinvestment at today’s lower rates.  The fte net interest spread and net interest margin were 3.87% and 4.03%, respectively, for the six months ended June 30, 2013 compared to 3.97% and 4.16%, respectively, for the similar period in 2012.

Interest income (fte) totaled $14,685,000 with a yield on average earning assets of 4.62% compared to $15,484,000 and 4.93% for the 2012 period.  Residential mortgage rates remain historically low causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 5.18%, a decrease from 5.44% in the 2012 period.  The yield on investment securities also declined 46 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $636.0 million for the six months ended June 30, 2013 an increase of $7.4 million over the similar period in 2012. The growth in average earning assets helped offset the decline in loan and securities yields.

Interest expense for the six months ended June 30, 2013 totaled $1,868,000 at an average cost of 0.75% compared to $2,414,000 and 0.95% for the 2012 period.  The Company reduced rates paid on its deposits by 18 basis points and short-term borrowings by 3 basis points.  The cost of time deposits, which is the largest component of interest expense, was 1.18% for the 2013 period decreasing from 1.41% in 2012.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2013 was $1,600,000 compared to $750,000 for the six months ended June 30, 2012.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision was necessary to maintain the reserve at an adequate level after accounting for loan growth and charge-offs for the period ended June 30, 2013. Net charge-offs were $1,353,000 for the six months ended June 30, 2013 compared to $433,000 for the similar period in 2012.

Other Income

Other income totaled $3,089,000 for the six months ended June 30, 2013 compared to $2,497,000 for the similar period in 2012.  The 2013 period includes $770,000 of proceeds from a bank-owned life insurance policy and a $174,000 improvement in all other service charges and fees compared to the same period of last year.  The current period includes $3,000 in gains on the sale of $1.6 million of residential mortgage loans compared to $60,000 in similar gains on the sales of $2.3 million of mortgage loans in the 2012 period.  Gains on the sale of investment securities totaled $392,000 on sales of $15.3 million for the 2013 period compared to $687,000 of gains on sales of $18.3 million in the similar 2012 period.  The proceeds from investment securities sales were reinvested to improve credit quality in the Company’s bond portfolio as well as to fund new loan growth.

Other Expense

Other expenses totaled $8,434,000 for the six months ended June 30, 2013 an increase of $330,000 compared to $8,104,000 for the similar period in 2012.  Salary and benefit costs increased $137,000 due to the staff additions and merit increases while occupancy and equipment expenses rose $102,000.  All other operating expenses increased $91,000, net.  The efficiency ratio for the 2013 period was 53.0% compared to 54.3% in the 2012.

Income Tax Expense

Income tax expense totaled $1,153,000 for an effective tax rate of 21.7% in the 2013 period compared to $1,633,000 and 26.9% in 2012.  The decrease in the effective tax rate reflects a higher level of tax-exempt income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2013, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest income fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.  Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of June 30, 2013, the Company had a positive 90 day interest sensitivity gap of $75.5 million or 10.7% of total assets, compared to the $54.3 million or 8.1% of total assets as of December 31, 2012.  Rate sensitive assets repricing within 90 days increased $22.2 million due to a $16.0 million increase in interest-bearing deposits and a $6.2 million increase in loans repricing within the period.  Time deposits repricing within 90 days decreased $2.7 million, while non-maturity interest bearing balances and other borrowings increased $3.7 million.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2013
Rate Sensitivity Table
(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$17,425	$-	$-	$-	$17,425
Securities	9,578	25,279	51,798	64,268	150,923
Loans Receivable	123,282	110,442	131,473	115,518	480,715
Total RSA	$150,285	$135,721	$183,271	$179,786	$649,063

Non-maturity interest-bearing deposits	$39,879	$45,727	$120,887	$41,810	$248,303
Time Deposits	27,596	65,855	84,276	30,239	207,966
Other	7,346	11,827	22,058	10,994	52,225
Total RSL	$74,821	$123,409	$227,221	$83,043	$508,494

Interest Sensitivity Gap	$75,464	$12,312	$(43,950)	$96,743	$140,569
Cumulative Gap	75,464	87,776	43,826	140,569
RSA/RSL-cumulative	200.9%	144.3%	110.3%	127.6%

December 31, 2012

Interest Sensitivity Gap	$54,309	$8,226	$(19,404)	$87,036	$130,167
Cumulative Gap	54,309	62,535	43,131	130,167
RSA/RSL-cumulative	173.6%	130.7%	110.4%	126.4%

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

NORWOOD FINANCIAL CORP.

Date:	August 8, 2013	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)