Form 10-Q
period 2013-09-30
NORWOOD FINANCIAL CORP
filed 2013-11-07
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period _______________ to ___________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2013
Common stock, par value $0.10 per share	3,627,469

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$15,193	$10,867
Interest bearing deposits with banks	12,221	1,428
Cash and cash equivalents	27,414	12,295

Securities available for sale, at fair value	150,904	145,390
Securities held to maturity, fair value 2013: $176
2012: $177	174	173
Loans receivable (net of unearned income)	486,968	476,710
Less: Allowance for loan losses	5,559	5,502
Net loans receivable	481,409	471,208
Regulatory stock, at cost	2,141	2,630
Bank premises and equipment, net	7,250	7,326
Bank owned life insurance	14,653	15,357
Accrued interest receivable	2,373	2,393
Foreclosed real estate owned	993	852
Goodwill	9,715	9,715
Other intangibles	543	647
Other assets	6,202	4,313
TOTAL ASSETS	$703,771	$672,299

LIABILITIES
Deposits:
Non-interest bearing demand	$101,632	$82,075
Interest-bearing	447,066	442,350
Total deposits	548,698	524,425
Short-term borrowings	38,466	28,697
Other borrowings	19,956	22,487
Accrued interest payable	1,075	1,242
Other liabilities	4,230	3,027
TOTAL LIABILITIES	612,425	579,878

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized
10,000,000; shares issued 2013: 3,708,718 shares,
2012: 3,371,849 shares	371	337
Surplus	34,991	24,737
Retained earnings	59,710	66,742
Treasury stock at cost: 2013: 81,249 shares,
2012: 75,426 shares	(2,154)	(2,192)
Accumulated other comprehensive income (loss)	(1,572)	2,797
TOTAL STOCKHOLDERS’ EQUITY	91,346	92,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,771	$672,299

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans receivable, including fees	$6,202	$6,429	$18,557	$19,233
Securities	939	971	2,685	3,004
Other	5	9	17	20
Total interest income	7,146	7,409	21,259	22,257

INTEREST EXPENSE
Deposits	701	897	2,174	2,800
Short-term borrowings	17	14	44	38
Other borrowings	158	246	525	733
Total interest expense	876	1,157	2,743	3,571
NET INTEREST INCOME	6,270	6,252	18,516	18,686
PROVISION FOR LOAN LOSSES	400	900	2,000	1,650
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,870	5,352	16,516	17,036

OTHER INCOME
Service charges and fees	614	561	1,834	1,674
Income from fiduciary activities	111	96	285	274
Net realized gains on sales of securities	198	631	590	1,318
Gains (losses) on sale of loans and servicing rights, net	(12)	83	(9)	143
Earnings and proceeds on Bank Owned Life Insurance	150	132	1,224	395
Other	155	88	381	284
Total other income	1,216	1,591	4,305	4,088

OTHER EXPENSES
Salaries and employee benefits	2,103	2,102	6,438	6,300
Occupancy, furniture & equipment, net	507	512	1,586	1,489
Data processing related	221	222	673	670
Taxes, other than income	179	150	531	451
Professional fees	139	157	498	601
Federal Deposit Insurance Corporation insurance assessment	114	94	335	290
Foreclosed real estate owned	217	(23)	494	184
Other	693	743	2,052	2,076
Total other expenses	4,173	3,957	12,607	12,061

INCOME BEFORE INCOME TAXES	2,913	2,986	8,214	9,063
INCOME TAX EXPENSE	777	786	1,930	2,419
NET INCOME	$2,136	$2,200	$6,284	$6,644

BASIC EARNINGS PER SHARE	$0.59	$0.61	$1.73	$1.84

DILUTED EARNINGS PER SHARE	$0.59	$0.61	$1.73	$1.84

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2013	September 30, 2012
Net income	$2,136	$2,200
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gains (losses)	(385)	1,331
Tax effect	130	(453)
Reclassification of gains recognized in net income	(198)	(631)
Tax effect	68	214
Other comprehensive (loss) income	(385)	461
Comprehensive Income	$1,751	$2,661

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net income	$6,284	$6,644
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gains (losses)	(6,028)	1,775
Tax effect	2,048	(602)
Reclassification of gains recognized in net income	(590)	(1,318)
Tax effect	201	450
Other comprehensive (loss) income	(4,369)	305
Comprehensive Income	$1,915	$6,949

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2013
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2012	3,371,849	$337	$24,737	$66,742	75,426	$(2,192)	$2,797	$92,421
Net Income				6,284				6,284
Other comprehensive loss							(4,369)	(4,369)
Cash dividends declared ($.86 per share)				(3,123)				(3,123)
Acquisition of treasury stock					10,712	(319)		(319)
10% stock dividend	336,869	34	10,149	(10,183)	8,043			-
Compensation expense related to stock
options			119					119
Stock options exercised			(37)		(12,933)	357		320
Tax benefit on stock options			23					23
Balance, September 30, 2013	3,708,718	$371	$34,991	$59,710	81,248	$(2,154)	$(1,572)	$91,346

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,284	$6,644
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	1,650
Depreciation	447	420
Amortization of intangible assets	104	116
Deferred income taxes	(36)	(404)
Net amortization of securities premiums and discounts	831	888
Net realized gain on sales of securities	(590)	(1,318)
Gain on life insurance policy	(770)	-
Net increase in value of life insurance	(454)	(395)
Loss (gain) on sale of bank premises and equipment and foreclosed real estate	290	(24)
Net gain on sale of mortgage loans	(25)	(163)
Mortgage loans originated for sale	(1,609)	(4,343)
Proceeds from sale of mortgage loans originated for sale	1,634	4,506
Compensation expense related to stock options	119	98
Decrease in accrued interest receivable and other assets	428	1,434
Increase (decrease) in accrued interest payable and other liabilities	1,006	(281)
Net cash provided by operating activities	9,659	8,828

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	29,962	23,265
Proceeds from maturities and principal reductions on mortgage-backed securities	16,998	25,251
Purchases	(59,334)	(45,780)
Redemption of FHLB stock	489	661
Net increase in loans	(12,908)	(24,261)
Proceeds from life insurance policy	1,859	-
Purchase of bank premises and equipment	(371)	(394)
Proceeds from sale of bank premises and equipment and foreclosed real estate	333	3,229
Net cash used in investing activities	(22,972)	(18,029)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,273	15,823
Net increase (decrease) in short-term borrowings	9,769	10,592
Repayments of other borrowings	(5,531)	(137)
Proceeds from other borrowings	3,000	-
Stock options exercised	320	99
Tax benefit of stock options exercised	23	11
Acquisition of treasury stock	(319)	(320)
Cash dividends paid	(3,103)	(2,951)
Net cash provided by financing activities	28,432	23,117
Increase in cash and cash equivalents	15,119	13,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,295	21,423
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,414	$35,339

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (continued)

(dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,910	$3,430
Income taxes paid, net of refunds	1,664	1,408
Supplemental Schedule of Noncash Investing Activities
Investment purchases	$-	$(774)
Transfers of loans to foreclosed real estate and repossession of other assets	787	954

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future interim period.

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

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic EPS weighted average shares outstanding	3,626	3,606	3,624	3,607
Dilutive effect of stock options	12	9	13	5
Diluted EPS weighted average shares outstanding	3,638	3,615	3,637	3,612

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 0 and 66,000 as of September 30, 2013 and 2012, respectively, based upon the closing prices of Norwood common stock of $28.95 and $27.45 per share on September 30, 2013 and 2012, respectively.

3.           Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006.  The Company awarded 1,100 options in 2013 which have a twelve-month vesting period. As of September 30, 2013, there was $40,000 of total unrecognized compensation cost related to non-vested options granted in 2012 and 2013 under the plan, which will be fully amortized by December 31, 2013.  All share and per share data has been adjusted to reflect the retroactive effect of the 10% stock dividend declared during the period ended March 31, 2013.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average	Aggregate
		Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)

Outstanding at January 1, 2013	225,670	$26.39	6.1 Yrs.	$256
Granted	1,100	27.55	9.2 Yrs.	-
Exercised	(12,933)	24.77	4.2 Yrs.	-
Forfeited	(7,825)	29.33	4.7 Yrs.	-
Outstanding at September 30, 2013	206,012	$26.39	5.5 Yrs.	$527

Exercisable at September 30, 2013	176,862	$26.28	4.8 Yrs.	$472

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.95 as of September 30, 2013 and $27.05 as of December 31, 2012.

4.            Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and nine months ended September 30, 2013:

Unrealized gains on
available for sale
securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(3,980)
Amount reclassified from accumulated other comprehensive income	(389)
Total other comprehensive loss	(4,369)
Balance as of September 30, 2013	$(1,572)

Unrealized gains on
available for sale
securities (a)
Balance as of June 30, 2013	$(1,187)
Other comprehensive loss before reclassification	(255)
Amount reclassified from accumulated other comprehensive income	(130)
Total other comprehensive loss	(385)
Balance as of September 30, 2013	$(1,572)

(a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months and nine months ended September 30, 2013:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income	Income (a)		Presented

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2013	2013
Unrealized gains on available for sale securities	$198	590	Net realized gains on sales of securities
	(68)	(201)	Income tax expense
	$130	389	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2013	2012

Unfunded availability under loan commitments	$23,223	38,297
Unfunded commitments under lines of credit	46,597	37,081
Standby letters of credit	6,991	11,277
	$76,811	86,655

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2013 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$28,259	$5	$(745)	$27,519
States and political subdivisions	64,413	942	(1,561)	63,794
Corporate obligations	4,690	138	(74)	4,754
Mortgage-backed securities-
government sponsored entities	55,628	214	(1,348)	54,494
Equity securities-financial services	292	51	-	343
	$153,282	$1,350	$(3,728)	$150,904
Held to Maturity:
States and political subdivisions	$174	$2	$-	$176

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$13,076	$36	$(20)	$13,092
States and political subdivisions	55,864	2,995	(73)	58,786
Corporate obligations	8,521	347	-	8,868
Mortgage-backed securities-government
sponsored entities	63,397	1,041	(113)	64,325
Equity securities-financial services	292	27	-	319
	$141,150	$4,446	$(206)	$145,390
Held to Maturity:
States and political subdivisions	$173	$4	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$25,401	$(745)	$-	$-	$25,401	$(745)
States and political subdivisions	24,672	(1,550)	772	(11)	25,444	(1,561)
Corporate Obligations	2,505	(74)	-	-	2,505	(74)
Mortgage-backed securities-government sponsored agencies	33,903	(1,337)	820	(11)	34,723	(1,348)
	$86,481	$(3,706)	$1,592	$(22)	$88,073	$(3,728)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$7,056	$(20)	$-	$-	$7,056	$(20)
States and political subdivisions	5,821	(73)	-	-	5,821	(73)
Mortgage-backed securities-government sponsored agencies	17,199	(113)	-	-	17,199	(113)
	$30,076	$(206)	$-	$-	$30,076	$(206)

At September 30, 2013, the Company has 107 debt securities in an unrealized loss position in the less than twelve months category and two debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2013.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$2,418	$2,436	$174	$176
Due after one year through five years	13,948	14,009	-	-
Due after five years through ten years	38,573	38,015	-	-
Due after ten years	42,423	41,607	-	-

Mortgage-backed securities-government sponsored agencies	55,628	54,494	-	-
	$152,990	$150,561	$174	$176

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Gross realized gains	$198	$631	$608	$1,318
Gross realized losses	-	-	(18)	-
Net realized gain	$198	$631	$590	$1,318
Proceeds from sales of securities	$14,663	$15,549	$29,962	$23,265

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	September 30, 2013		December 31, 2012
Real Estate-Residential	$160,034	32.8%	$150,043	31.4%
Commercial	267,385	54.9	274,484	57.5
Construction	20,146	4.1	13,435	2.8
Commercial, financial and agricultural	24,520	5.0	25,113	5.3
Consumer loans to individuals	15,379	3.2	14,154	3.0
Total loans	487,464	100.0%	477,229	100.0%
Deferred fees, net	(496)		(519)
Total loans receivable	486,968		476,710
Allowance for loan losses	(5,559)		(5,502)
Net loans receivable	$481,409		$471,208

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30 (in thousands):

	2013	2012
Balance at beginning of period	$76	$171
Accretion	(49)	(71)
Reclassification and other	-	-
Balance at end of period	$27	$100

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2013	December 31, 2012

Outstanding Balance	$1,121	$1,145
Carrying Amount	$1,094	$1,069

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and September 30, 2013.  There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of May 31, 2011. In addition, there has been no allowance for loan losses on these loans reversed.  For loans that were acquired without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2013	(In thousands)

Individually evaluated for impairment	$-	$8,275	$-	$-	$-	$8,275
Loans acquired with deteriorated credit quality	245	849	-	-	-	1,094
Collectively evaluated for impairment	159,789	258,261	20,146	24,520	15,379	478,095
Total Loans	$160,034	$267,385	$20,146	$24,520	$15,379	$487,464

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2012

Individually evaluated for impairment	$-	$10,246	$-	$310	$-	$10,556
Loans acquired with deteriorated credit quality	270	799	-	-	-	1,069
Collectively evaluated for impairment	149,773	263,439	13,435	24,803	14,154	465,604
Total Loans	$150,043	$274,484	$13,435	$25,113	$14,154	$477,229

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2013	(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$245	$254	$-
Commercial	9,124	9,141	-
Subtotal	9,369	9,395	-
With an allowance recorded:
Subtotal	-	-	-
Total:
Real Estate Loans
Residential	245	254	-
Commercial	9,124	9,141	-
Total Impaired Loans	$9,369	$9,395	$-

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2012		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$270	$286	$-
Commercial	10,494	10,554	-
Commercial Loans	310	310	-
Subtotal	11,074	11,150	-
With an allowance recorded:
Real Estate Loans
Commercial	551	551	9
Subtotal	551	551	9
Total:
Real Estate Loans
Residential	270	286	-
Commercial	11,045	11,105	9
Commercial Loans	310	310	-
Total Impaired Loans	$11,625	$11,701	$9

The following information for impaired loans is presented (in thousands) for the nine months ended September 30, 2013 and 2012:

	Average Recorded		Interest Income
	Investment		Recognized
	2013	2012	2013	2012
Total:
Real Estate Loans
Residential	$255	$284	$4	$4
Commercial	10,120	12,937	47	206
Commercial Loans	-	401	-	-
Total Loans	$10,375	$13,622	$51	$210

The following information for impaired loans is presented (in thousands) for the three months ended September 30, 2013 and 2012:

	Average Recorded		Interest Income
	Investment		Recognized
	2013	2012	2013	2012
Total:
Real Estate Loans
Residential	$245	$275	$2	$1
Commercial	9,124	13,536	30	71
Commercial Loans	-	385	-	-
Total Loans	$9,369	$14,916	$32	$72

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2013, troubled debt restructured loans totaled $7.7 million and had no specific reserves. During 2013, four loans with a balance of $3.4 million were classified as a troubled debt restructuring.  One credit in the amount of $1.2 million resulted in a decrease in the borrower’s debt but the remaining balance was classified as troubled debt since it would be unlikely that the borrower could obtain comparable financing elsewhere.  Three credits in the amount of $2.2 million  were classified as troubled debt restructurings based on extended periods of principal deferrals on the loans.  As of December 31, 2012, troubled debt restructured loans totaled $5.6 million and resulted in specific reserves of $9,000. For the period ended September 30, 2013, there were no loans identified as troubled debt restructurings that subsequently defaulted during the period. For the period ended September 30, 2012, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted during the period.

The following is a summary of troubled debt restructurings granted during the three and nine month periods ended September 30, 2013 (dollars in thousands):

For the Three Months Ended September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment
Troubled Debt Restructurings

Real Estate Loans:
Commercial	3	$2,165	$2,165

For the Nine Months Ended September 30, 2013
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment
Troubled Debt Restructurings

Real Estate Loans:
Commercial	4	$3,424	$3,424

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2013 and December 31, 2012 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
September 30, 2013
Commercial real estate loans	$240,217	$17,371	$9,797	$-	$267,385
Commercial loans	24,520	-	-	-	24,520
Total	$264,737	$17,371	$9,797	$-	$291,905

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
December 31, 2012
Commercial real estate loans	$251,484	$11,245	$11,755	$-	$274,484
Commercial loans	24,427	318	368	-	25,113
Total	$275,911	$11,563	$12,123	$-	$299,597

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

	Performing	Nonperforming	Total
September 30, 2013
Residential real estate loans	$158,083	$1,951	$160,034
Construction	20,146	-	20,146
Consumer loans	15,379	-	15,379
Total	$193,608	$1,951	$195,559

	Performing	Nonperforming	Total
December 31, 2012
Residential real estate loans	$147,197	$2,846	$150,043
Construction	13,435	-	13,435
Consumer loans	14,154	-	14,154
Total	$174,786	$2,846	$177,632

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2013 and December 31, 2012 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
September 30, 2013
Real Estate loans
Residential	$157,035	$1,038	$10	$-	$1,951	$2,999	$160,034
Commercial	254,215	2,038	2,798	-	8,334	13,170	267,385
Construction	20,146	-	-	-	-	-	20,146
Commercial loans	24,490	30	-	-	-	30	24,520
Consumer loans	15,336	43	-	-	-	43	15,379
Total	$471,222	$3,149	$2,808	$-	$10,285	$16,242	$487,464

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2012
Real Estate loans
Residential	$146,847	$94	$256	$-	$2,846	$3,196	$150,043
Commercial	261,527	2,333	598	-	10,026	12,957	274,484
Construction	13,363	72	-	-	-	72	13,435
Commercial loans	24,785	-	-	-	328	328	25,113
Consumer loans	14,029	114	11	-	-	125	14,154
Total	$460,551	$2,613	$865	$-	$13,200	$16,678	$477,229

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(547)	(1,308)	(40)	-	(74)	(1,969)
Recoveries	9	-	-	-	17	26
Provision Expense	406	1,288	329	(76)	53	2,000
Ending balance, September 30, 2013	$1,665	$3,163	$408	$147	$176	$5,559
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,665	$3,163	$408	$147	$176	$5,559

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749
Charge Offs	(157)	(380)	(40)	-	(28)	(605)
Recoveries	9	-	-	-	6	15
Provision Expense	49	225	85	-	41	400
Ending balance, September 30, 2013	$1,665	3,163	408	147	176	$5,559

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2011	$1,257	$3,838	$72	$147	$144	$5,458
Charge Offs	(402)	(1,316)	(7)	(23)	(46)	(1,794)
Recoveries	6	1	-	-	20	27
Provision Expense	836	594	10	158	52	1,650
Ending balance, September 30, 2012	$1,697	$3,117	$75	$282	$170	$5,341
Ending balance individually evaluated for impairment	$-	$89	$-	$-	$-	$89
Ending balance collectively evaluated for impairment	$1,697	$3,028	$75	$282	$170	$5,252

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2012	$1,559	$3,691	$87	$263	$175	$5,775
Charge Offs	(94)	(1,220)	-	(23)	(13)	(1,350)
Recoveries	5	1	-	-	10	16
Provision Expense	227	645	(12)	42	(2)	900
Ending balance, September 30, 2012	$1,697	$3,117	$75	$282	$170	$5,341

The Company’s primary business activity is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2013, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry and property owners associations with loans outstanding of $37.4 million, or 39.5% of capital, to the hospitality lodging industry and $12.6 million, or 13.3% of capital, to property owners associations. There were no losses recognized on loans within these concentrations during the current period.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $32,000 and $7,000, respectively, in the first nine months of 2013 compared to $163,000 and $0, respectively, in the same period in 2012.  The proceeds from the sales of residential mortgage loans totaled $1.6 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $0 and $0 respectively, for the three months ended September 30, 2013 compared to $88,000 and $0, respectively, in the same period in 2012.  The proceeds from the sales of residential mortgage loans totaled $0 and $2.2 million for the three months ended September 30, 2013 and 2012, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)

September 30, 2013
Available for Sale:
U.S. Government agencies	$27,519	$-	$27,519	$-
States and political subdivisions	63,794	-	63,794	-
Corporate obligations	4,754	-	4,754	-
Mortgage-backed securities-government
sponsored agencies	54,494	-	54,494	-
Equity securities-financial services	343	343	-	-
Total	$150,904	$343	$150,561	$-

December 31, 2012
Available for Sale:
U.S. Government agencies	$13,092	$-	$13,092	$-
States and political subdivisions	58,786	-	58,786	-
Corporate obligations	8,868	-	8,868	-
Mortgage-backed securities-government			64,325
sponsored agencies	64,325	-		-
Equity securities-financial services	319	319	-	-
Total	$145,390	$319	$145,071	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurement Using Reporting Date
(In thousands)

Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Impaired Loans	$9,369	$-	$-	$9,369
Foreclosed Real Estate Owned	993	-	-	993

December 31, 2012
Impaired Loans	$11,616	$-	$-	$11,616
Foreclosed Real Estate Owned	852	-	-	852

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2013
Impaired loans	$9,369	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10.0)%

Foreclosed real estate owned	$993	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2012
Impaired loans	$11,616	Appraisal of collateral(1)	Appraisal adjustments(2)	0-30% (24.10%)

Foreclosed real estate owned	$852	Appraisal of collateral(1)	Liquidation Expenses(2)	20%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012.

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

Regulatory stock (carried at cost):

The Bank as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has no quoted market value and is carried at cost.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2013 and December 31, 2012. (In thousands)

	Fair Value Measurements at September 30, 2013
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$27,414	$27,414	$27,414	$-	$-
Securities	151,078	151,080	343	150,737	-
Loans receivable, net	481,409	490,413	-	-	490,413
Mortgage servicing rights	210	210	-	-	210
Regulatory Stock	2,141	2,141	2,141	-	-
Bank owned life insurance	14,653	14,653	14,653	-	-
Accrued interest receivable	2,373	2,373	2,373	-	-

Financial liabilities:
Deposits	548,698	549,844	346,586	-	203,258
Short-term borrowings	38,466	38,466	38,466	-	-
Other borrowings	19,956	22,155	-	-	22,155
Accrued interest payable	1,075	1,075	1,075	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2012
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$12,295	$12,295	$12,295	$-	$-
Securities	145,563	145,567	319	145,248	-
Loans receivable, net	471,208	485,848	-	-	485,848
Mortgage servicing rights	243	243	-	243	-
Regulatory stock	2,630	2,630	2,630	-	-
Bank owned life insurance	15,357	15,357	15,357	-	-
Accrued interest receivable	2,393	2,393	2,393	-	-

Financial liabilities:
Deposits	524,425	526,081	313,166	-	212,915
Short-term borrowings	28,697	28,697	28,697	-	-
Other borrowings	22,487	25,426	-	-	25,426
Accrued interest payable	1,242	1,242	1,242	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9.         New and Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The standard requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new requirements will take effect for public companies in fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this standard on January 1, 2013. The effect of adopting this standard increased our disclosure surrounding reclassification items out of accumulated other comprehensive income.

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013.  This ASU did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, except as follows. To the extent a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at September 30, 2013 and December 31, 2012 represent temporary impairment of the securities, related to changes in interest rates.

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

Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2013.

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

Changes in Financial Condition

General

Total assets as of September 30, 2013 were $703.8 million compared to $672.3 million as of December 31, 2012, an increase of $31.5 million.  The increase includes $10.3 million of loan growth and a $10.8 million increase in overnight liquidity which was funded with a $24.3 million increase in deposits and a $9.8 million increase in short-term borrowings.

Securities

The fair value of securities available for sale as of September 30, 2013 was $150.9 million compared to $145.4 million as of December 31, 2012.  The Company purchased $59.3 million of securities principally using the proceeds from $47.0 million of sales, calls, maturities and principal reductions of securities.  Growth in deposits also funded a portion of security purchases.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$27,519	18.2%	$13,092	9.0%
States and political subdivisions	63,968	42.3	58,959	40.5
Corporate obligations	4,754	3.2	8,868	6.1
Mortgage-backed securities-
government sponsored entities	54,494	36.1	64,325	44.2
Equity securities-financial services	343	0.2	319	0.2
Total	$151,078	100.0%	$145,563	100.0%

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

Loans

Loans receivable totaled $487.0 million at September 30, 2013 compared to $476.7 million as of December 31, 2012.  The $10.3 million of growth recorded in 2013 was attributed to a $10.0 million increase in residential mortgage loans and a $6.7 million increase in construction lending.  Commercial real estate loans decreased $7.1 million during the period while other loans increased $700,000.

The allowance for loan losses totaled $5,559,000 as of September 30, 2013 and represented 1.14% of total loans, compared to $5,502,000, or 1.15% of total loans, at December 31, 2012, and $5,341,000, or 1.11% of total loans, as of September 30, 2012.  The Company had net charge-offs for the nine months ended September 30, 2013 of $1,943,000 compared to $1,767,000 in the comparable period in 2012.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2013 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2013, non-performing loans totaled $10.3 million, or 2.11% of total loans compared to $13.2 million, or 2.77% of total loans at December 31, 2012.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2013		December 31, 2012
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$328
Real Estate	10,285		12,872
Total	10,285		13,200

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	10,285		13,200
Foreclosed real estate	993		852
Total non-performing assets	$11,278		$14,052
Allowance for loans losses	$5,559		$5,502
Coverage of non-performing loans	0.54	x	0.42	x
Non-performing loans to total loans	2.11%		2.77%
Non-performing loans to total assets	1.46%		1.96%
Non-performing assets to total assets	1.60%		2.09%

Deposits

During the period, total deposits increased $24.3 million which includes growth of $19.6 million in non-interest bearing demand deposits, a $13.3 million increase in money market and NOW accounts, and a $500,000 increase in savings deposits.  Certificates of deposit decreased $9.1 million due primarily to the runoff of deposits acquired through promotions.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2013	December 31, 2012

Non-interest bearing demand	$101,632	$82,075
Interest bearing demand	51,056	45,616
Money market deposit accounts	124,747	116,841
Savings	69,151	68,633
Time deposits <$100,000	134,103	139,949
Time deposits >$100,000	68,009	71,311

Total	$548,698	$524,425

Borrowings

Short-term borrowings as of September 30, 2013 totaled $38.5 million compared to $28.7 million as of December 31, 2012.  Short-term borrowings, which consisted of securities sold under agreements to repurchase increased $9.8 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	September 30, 2013	December 31, 2012
Notes with the FHLB:
Convertible note due May 2013 at 3.015%	$-	$5,000
Fixed rate note due July 2015 at 4.34%	7,348	7,487
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing advance due January, 2018 at 0.91%	2,608	-
	$19,956	$22,487

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $348,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $23.2 million as of September 30, 2013 compared to $17.6 million as of December 31, 2012.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Unfunded availability under loan commitments	$23,223	$17,582
Unfunded commitments under lines of credit	46,597	42,735
Standby letters of credit	6,991	6,128

	$76,811	$66,445

Stockholders’ Equity and Capital Ratios

As of September 30, 2013, stockholders’ equity totaled $91.3 million, compared to $92.4 million as of December 31, 2012.   The net change in stockholders’ equity included a $6.3 million of net income, that was partially offset by $3.1 million of dividends declared, a $319,000 reduction due to an increase in Treasury Stock, and a $462,000 increase due to the exercise and vesting of stock options.  In addition, accumulated other comprehensive income (loss) decreased $4.4 million due to a decrease in fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	September 30, 2013	December 31, 2012
Tier 1 Capital
(To average assets)	12.07%	11.77%
Tier 1 Capital
(To risk-weighted assets)	16.84%	16.37%
Total Capital
(To risk-weighted assets)	17.98%	17.51%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking and Securities (PDB&S) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB&S utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB&S capital requirements as of September 30, 2013 and December 31, 2012.

Liquidity

As of September 30, 2013, the Company had cash and cash equivalents of $27.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $150.9 million which could be used for liquidity needs.  This totals $178.3 million of liquidity and represents 25.3% of total assets compared to $157.7 million and 23.5% of total assets as of December 31, 2012.  The Company also monitors other liquidity measures, all of which were within the

Company’s policy guidelines as of September 30, 2013 and December 31, 2012.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line at September 30, 2013 and December 31, 2012.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2014.  There were no borrowings under this line as of September 30, 2013 and December 31, 2012.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2013 and December 31, 2012.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $284,810,000 as of September 30, 2013, of which $19,608,000 and $22,000,000 was outstanding at September 30, 2013 and December 31, 2012 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$7,965	$5	0.25%	$15,212	$9	0.24%
Securities held-to-maturity	174	3	6.90	172	2	4.65
Securities available for sale:
Taxable	95,071	412	1.73	93,289	479	2.05
Tax-exempt (1)	63,006	796	5.05	54,664	742	5.43
Total securities available for sale (1)	158,077	1,208	3.06	147,953	1,221	3.30
Loans receivable (1) (4) (5)	483,333	6,238	5.16	481,841	6,485	5.38
Total interest earning assets	649,549	7,454	4.59	645,178	7,717	4.78
Non-interest earning assets:
Cash and due from banks	9,390			9,765
Allowance for loan losses	(5,865)			(5,917)
Other assets	38,857			37,849
Total non-interest earning assets	42,382			41,697
Total Assets	$691,931			$686,875
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$176,779	97	0.22	$170,573	125	0.29
Savings	69,581	9	0.05	67,668	16	0.09
Time	203,889	595	1.17	212,590	756	1.42
Total interest bearing deposits	450,249	701	0.62	450,831	897	0.79
Short-term borrowings	32,677	17	0.21	27,565	14	0.20
Other borrowings	20,058	158	3.15	27,557	246	3.57
Total interest bearing liabilities	502,984	876	0.70	505,953	1,157	0.91
Non-interest bearing liabilities:
Demand deposits	93,851			85,194
Other liabilities	4,257			3,947
Total non-interest bearing liabilities	98,108			89,141
Stockholders' equity	90,839			91,781
Total Liabilities and Stockholders' Equity	$691,931			$686,875

Net interest income (tax equivalent basis)		6,578	3.89%		6,560	3.87%
Tax-equivalent basis adjustment		(308)			(308)
Net interest income		$6,270			$6,252
Net interest margin (tax equivalent basis)			4.05%			4.07%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2013 Compared to
	Three months ended September 30, 2012
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(7)	$3	$(4)
Securities held to maturity	-	1	1
Securities available for sale:
Taxable	58	(125)	(67)
Tax-exempt securities	320	(266)	54
Total securities	378	(391)	(13)
Loans receivable	132	(379)	(247)
Total interest earning assets	503	(766)	(263)

Interest bearing liabilities:
Interest-bearing demand and money market	28	(56)	(28)
Savings	3	(10)	(7)
Time	(30)	(131)	(161)
Total interest bearing deposits	1	(197)	(196)
Short-term borrowings	3	-	3
Other borrowings	(61)	(27)	(88)
Total interest bearing liabilities	(57)	(224)	(281)
Net interest income (tax-equivalent basis)	$560	$(542)	$18

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2013 to September 30, 2012

General

For the three months ended September 30, 2013, net income totaled $2,136,000 compared to $2,200,000 earned in the similar period in 2012.  The decreased net income for the three months ended September 30, 2013 was due primarily to a $528,000 decrease in gains recognized on the sale of loans and securities compared to the same period of last year.  An increase of $240,000 in foreclosed real estate expenses also contributed to the reduced earnings.   A $500,000 reduction in the provision for loan losses partially offset the negative variances noted above.  Earnings per share for the current period were $.59 for basic and fully diluted compared to $.61 per share basis and fully diluted for the three months ended September 30, 2012.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2013 were 1.22% and 9.33%, respectively, compared to 1.27% and 9.54%, respectively, for the similar period in 2012.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2013 to September 30, 2012
Net income three months ended September 30, 2012	$2,200
Change due to:
Net interest income	18
Provision for loan losses	500
Gain on sales of loans and securities	(528)
Other income	153
Salaries and employee benefits	(1)
Occupancy, furniture and equipment	5
Foreclosed real estate owned	(240)
All other expenses	20
Income tax expense	9

Net income three months ended September 30, 2013	$2,136

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2013 totaled $6,578,000, an increase of $18,000 from the similar period in 2012.  The increase in net interest income largely reflects the improved mix and growth of the balance sheet which offset the reduced earnings on loans and investments due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.89% and 4.05%, respectively, for the three months ended September 30, 2013 compared to 3.87% and 4.07%, respectively, for the similar period in 2012.

Interest income (fte) totaled $7,454,000 with a yield on average earning assets of 4.59% compared to $7,717,000 and 4.78% for the 2012 period. Average loans increased $1.5 million over the comparable period of last year but resulted in a 22 basis point reduction in the yield earned, resulting in a $247,000 reduction in loan income.  Reduced yields on securities offset additional earnings due to growth.  Average earning assets totaled $649.5 million for the three months ended September 30, 2013, an increase of $4.4 million over the average for the similar period in 2012.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended September 30, 2013 totaled $876,000 at an average cost of 0.70% compared to $1,157,000 and 0.91% for the similar period in 2012.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market and savings accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.17% from 1.42% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2013 was $400,000 compared to $900,000 for the three months ended September 30, 2012.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $590,000 for the quarter ended September 30, 2013 compared to $1,334,000 for the similar period in 2012.

Other Income

Other income totaled $1,216,000 for the three months ended September 30, 2013 compared to $1,591,000 for the similar period in 2012.  Service charges and fees improved $53,000 compared to the prior year period which partially offset a $528,000 decrease in net gains from the sale of loans and securities.  The current period includes a $198,000 gain on the sale of investment securities compared to a $631,000 gain in the third quarter of 2012.  Net gains on the sale of residential mortgage loans decreased $95,000 compared to the same quarter of last year due to decreased sales during the current period.  All other items of other income increased $100,000, net, compared to the third quarter of last year.

Other Expense

Other expense for the three months ended September 30, 2013 totaled $4,173,000 or an increase of $216,000 from $3,957,000 for the similar period in 2012.  Costs associated with foreclosed real estate properties increased $240,000 due to write downs and on-going maintenance on the properties.  All other operating expenses decreased $24,000, net.

Income Tax Expense

Income tax expense totaled $777,000 for an effective tax rate of 26.7% for the period ending September 30, 2013 compared to $786,000 for an effective tax rate of 26.3% for the similar period in 2012.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$9,138	$17	0.25%	$10,747	$20	0.25%
Securities held-to-maturity	173	10	7.71	172	7	5.43
Securities available for sale:
Taxable	91,909	1,208	1.75	95,511	1,539	2.15
Tax-exempt (1)	58,386	2,228	5.09	53,536	2,209	5.50
Total securities available for sale (1)	150,295	3,436	3.05	149,047	3,748	3.35
Loans receivable (1) (4) (5)	480,975	18,676	5.18	477,782	19,426	5.42
Total interest earning assets	640,581	22,139	4.61	637,748	23,201	4.85
Non-interest earning assets:
Cash and due from banks	9,154			9,049
Allowance for loan losses	(5,765)			(5,746)
Other assets	42,104			39,018
Total non-interest earning assets	45,493			42,321
Total Assets	$686,074			$680,069
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$173,171	311	0.24	$168,500	399	0.31
Savings	69,436	35	0.07	68,174	66	0.13
Time	207,832	1,828	1.17	220,536	2,335	1.41
Total interest bearing deposits	450,439	2,174	0.64	457,210	2,800	0.82
Short-term borrowings	27,425	44	0.21	21,811	38	0.23
Other borrowings	22,617	525	3.10	27,604	733	3.54
Total interest bearing liabilities	500,481	2,743	0.73	506,625	3,571	0.91
Non-interest bearing liabilities:
Demand deposits	88,830			78,906
Other liabilities	4,107			3,995
Total non-interest bearing liabilities	92,937			82,901
Stockholders' equity	92,656			90,543
Total Liabilities and Stockholders' Equity	$686,074			$680,069

Net interest income (tax equivalent basis)		19,396	3.88%		19,630	3.91%
Tax-equivalent basis adjustment		(880)			(944)
Net interest income		$18,516			$18,686
Net interest margin (tax equivalent basis)			4.04%			4.10%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.  Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

	Increase/(Decrease)
	Nine months ended September 30, 2013 Compared to
	Nine months ended September 30, 2012
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(3)	$-	$(3)
Securities held to maturity	-	3	3
Securities available for sale:
Taxable	(56)	(275)	(331)
Tax-exempt securities	252	(233)	19
Total securities	196	(508)	(312)
Loans receivable	204	(954)	(750)
Total interest earning assets	397	(1,459)	(1,062)

Interest bearing liabilities:
Interest-bearing demand and money market	17	(105)	(88)
Savings	2	(33)	(31)
Time	(129)	(378)	(507)
Total interest bearing deposits	(110)	(516)	(626)
Short-term borrowings	11	(5)	6
Other borrowings	(123)	(85)	(208)
Total interest bearing liabilities	(222)	(606)	(828)
Net interest income (tax-equivalent basis)	$619	$(853)	$(234)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Nine Months Ended September 30, 2013 to September 30, 2012

General

For the nine months ended September 30, 2013, net income totaled $6,284,000 compared to $6,644,000 earned in the similar period in 2012.  The decrease in net income for the nine month period ending September 30, 2013 was due primarily to a $350,000 increase in the provision for loan losses and a $310,000 increase in foreclosed real estate costs. Earnings per share for the current period were $1.73 for basic and fully diluted compared to $1.84 per share basic and fully diluted for the nine months ended September 30, 2012.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2013 were 1.22% and 9.07%, respectively, compared to 1.30% and 9.80%, respectively, for the similar period in 2012.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2013 to September 30, 2012
Net income nine months ended September 30, 2012	$6,644
Change due to:
Net interest income	(170)
Provision for loan losses	(350)
Gain on sales of loans and securities	(880)
Proceeds on Bank Owned Life Insurance	770
Other income	327
Salaries and employee benefits	(138)
Occupancy, furniture and equipment	(97)
Foreclosed real estate expense	(310)
All other expenses	(1)
Income tax expense	489

Net income nine months ended September 30, 2013	$6,284

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2013 totaled $19,396,000 a decrease of $235,000 or 1.2% from the similar period in 2012.  The decrease in net interest income largely reflects the reduced yields earned on loans and securities due to growth and reinvestment at today’s lower rates.  The fte net interest spread and net interest margin were 3.88% and 4.04%, respectively, for the nine months ended September 30, 2013 compared to 3.91% and 4.10%, respectively, for the similar period in 2012.

Interest income (fte) totaled $22,139,000 with a yield on average earning assets of 4.61% compared to $23,201,000 and 4.85% for the 2012 period.  Residential mortgage rates remain historically low causing a portion of the portfolio to refinance at lower rates.  As a result, the fte yield on average loans in the current period was 5.18%, a decrease from 5.42% in the 2012 period.  The yield on investment securities also declined 30 basis points reflecting the reinvestment of cash flow, maturities and calls at the current lower rate.  Average earning assets totaled $640.6 million for the nine months ended September 30, 2013 an increase of $2.8 million over the similar period in 2012. The growth in average earning assets helped to partially offset the decline in loan and securities yields.

Interest expense for the nine months ended September 30, 2013 totaled $2,743,000 at an average cost of 0.73% compared to $3,571,000 and 0.94% for the 2012 period.  The Company reduced rates paid on its deposits by 18 basis points and on other borrowings by 44 basis points.  The cost of time deposits, which is the largest component of interest expense, was 1.17% for the 2013 period decreasing from 1.41% in 2012.  This reflects time deposits maturing and repricing at the current lower rates.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2013 was $2,000,000 compared to $1,650,000 for the nine months ended September 30, 2012.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  The increase in the provision was necessary to maintain the reserve at an adequate level after accounting for loan growth and charge-offs for the period ended September 30, 2013. Net charge-offs were $1.9 million for the nine months ended September 30, 2013 compared to $1.8 million for the similar period in 2012.

Other Income

Other income totaled $4,305,000 for the nine months ended September 30, 2013 compared to $4,088,000 for the similar period in 2012.  The 2013 period includes $770,000 of proceeds from a bank-owned life insurance policy and a $160,000 improvement in all other service charges and fees compared to the same period of last year.  The current period includes a $9,000 loss, net of mortgage servicing rights, on the sale of $1.6 million of residential mortgage loans compared to $143,000 in similar gains on the sales of $4.3 million of mortgage loans in the 2012 period.  Gains on the sales of investment securities totaled $590,000 on sales of $30.0 million for the 2013 period compared to $1,318,000 of gains on sales of $23.3 million in the similar 2012 period.  The proceeds from investment securities sales were reinvested in the Company’s bond portfolio as well as to fund new loan growth.

Other Expense

Other expenses totaled $12,607,000 for the nine months ended September 30, 2013 an increase of $546,000 compared to $12,061,000 for the similar period in 2012.  Salary and benefit costs increased $138,000, or 2.2%, due to the  staff additions and merit increases while occupancy and equipment expenses rose $97,000.  Foreclosed real estate costs increased $310,000 over the comparable period in 2012 due to write downs and maintenance costs on foreclosed properties.  All other operating expenses increased $1,000, net.  The efficiency ratio for the 2013 period was 55.2% compared to 50.8% in the 2012 period.

Income Tax Expense

Income tax expense totaled $1,930,000 for an effective tax rate of 23.5% in the 2013 period compared to $2,419,000 and 26.7% in 2012.  The decrease in the effective tax rate reflects a higher level of tax-exempt income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2013, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of September 30, 2013, the Company had a positive 90 day interest sensitivity gap of $70.7 million or 10.1% of total assets, compared to the $54.3 million or 8.1% of total assets as of December 31, 2012.  Rate sensitive assets repricing within 90 days increased $16.8 million due to a $10.8 million increase in interest-bearing deposits and a $6.8 million increase in loans repricing within the period.  Time deposits repricing within 90 days decreased $4.6 million, while non-maturity interest bearing balances and other borrowings increased $5.0 million.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2013
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$12,221	$-	$-	$-	$12,221
Securities	8,762	22,412	43,103	76,801	151,078
Loans Receivable	123,934	122,031	128,591	112,412	486,968
Total RSA	$144,917	$144,443	$171,694	$189,213	$650,267

Non-maturity interest-bearing deposits	$39,676	$44,253	$117,943	$43,082	$244,954
Time Deposits	25,705	67,166	79,406	29,835	202,112
Other	8,833	13,585	25,159	10,845	58,422
Total RSL	$74,214	$125,004	$222,508	$83,762	$505,488

Interest Sensitivity Gap	$70,703	$19,439	$(50,814)	$105,451	$144,779
Cumulative Gap	70,703	90,142	39,328	144,779
RSA/RSL-cumulative	204.80%	145.30%	109.30%	128.60%

December 31, 2012

Interest Sensitivity Gap	$54,309	$8,226	$(19,404)	$87,036	$130,167
Cumulative Gap	54,309	62,535	43,131	130,167
RSA/RSL-cumulative	173.60%	130.70%	110.40%	126.40%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (3)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (5)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (6)
10.9	2006 Stock Option Plan (7)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
10.13	Change In Control Severance Agreement with James F. Burke
31	Rule 13a-14(a)/15d-14(a) Certification of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.LAB	XBRL Labels Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
______________________

*
Submitted as Exhibits 101 to this Form 10-Q are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 402 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

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

NORWOOD FINANCIAL CORP.

Date:	November 7, 2013	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)