Form 10-K
period 2013-12-31
NORWOOD FINANCIAL CORP
filed 2014-03-13
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 28, 2013, $29.00 per share, was $99.4 million based on 3,427,051 shares of Common Stock held by non-affiliates on that date.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

As of March 3, 2014, there were 3,644,090 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2013. (Parts I, II, and IV)
2.	Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. (Part III)

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

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2013, the Company had total assets of $711.2 million, deposits of $541.2 million, and stockholders’ equity of $91.9 million. The Company’s ratio of average equity to average assets was 13.42%, 13.36% and 12.76% for fiscal years 2013, 2012 and 2011, respectively.

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

The Bank is an independent community bank with five offices in Wayne County, three offices in Pike County, five offices in Monroe County and three offices in Lackawanna County.  The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike, Monroe and Lackawanna and, to a much lesser extent, Susquehanna County. In addition, the Bank operates 15 automated teller machines, each one located at a branch facility.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2013 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.44%, third largest share in Pike County with 18.35%, eighth largest share in Monroe County with 3.31% and tenth largest share in Lackawanna County with 1.80%. This data does not reflect deposits held by credit unions with which the

Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.  Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2013, the Bank had 137 full-time and 9 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Bank (FHLB) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months, as well as offering a home equity line of credit tied to the prime rate. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.  At December 31, 2013, there were $10.2 million of indirect loans in the portfolio.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.  As of December 31, 2013 the approximate outstanding balance of these acquired loans was $73.7 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  At December 31, 2013, the Bank had approximately $37.0 million in loans to the hospitality lodging industry, as well as $12.7 million of loans outstanding to property owners associations and $10.8 million outstanding to automobile dealers.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms.  A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time.  As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules.  Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%.  Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  The CFPB rules took effect on January 10, 2014.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$35,745	7.1	$25,113	5.3	$22,684	5.0	$22,386	6.3	$24,116	6.6
Real Estate-Construction	20,551	4.1	13,435	2.8	11,087	2.4	12,638	3.5	14,405	4.0
Real Estate-Residential	158,842	31.6	150,043	31.4	148,148	32.3	124,562	34.9	130,318	35.8
-Commercial	273,144	54.2	274,484	57.5	262,476	57.3	184,094	51.5	180,266	49.5
Consumer loans	15,295	3.0	14,154	3.0	13,934	3.0	13,668	3.8	14,850	4.1
	503,577	100.0	477,229	100.0	458,329	100.0	357,348	100.0	363,955	100.0
Deferred fees, net	(480)		(519)		(422)		(493)		(481)
Allowance for loan losses	(5,708)		(5,502)		(5,458)		(5,616)		(5,453)
Loans receivable, net	$497,389		$471,208		$452,449		$351,239		$358,021

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2013. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$7,129	$14,791	$13,825	$35,745
Real Estate – Construction	8,624	2,084	9,843	20,551

Total	$15,753	$16,875	$23,668	$56,296

Loans with fixed rates	$7,998	$7,188	$13,228	$28,414
Loans with floating rates	7,752	9,246	10,884	27,882
Total	$15,750	$16,434	$24,112	$56,296

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated.  At December 31, 2013, 2012, 2011, 2010 and 2009, the Company also had $9.2 million, $5.6 million, $7.2 million, $8.0 million and $1.5 million in troubled debt restructurings. For the year ended December 31, 2013, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $962,000 of which $12,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2013 was $572,000 of which $151,000 was collected.  Of those loans classified as troubled debt restructurings at December 31, 2013, five loans with a balance of $6.2 million are included in non-accrual loans, while two loans with a balance of $3.0 million are carried in full accrual status.

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Non-accrual loans:
Commercial	$—	$328	$404	$513	$—
Real estate	9,547	12,872	7,411	3,527	4,916
Total non-accrual loans*	9,547	13,200	7,815	4,040	4,916

Accruing loans which are contractually past-due 90 days or more	—	—	—	39	99

Total non-performing loans	9,547	13,200	7,815	4,079	5,015
Foreclosed real estate	1,009	852	2,910	748	392
Total non-performing assets	$10,556	$14,052	$10,725	$4,827	$5,407
Total non-performing loans to total loans	1.90%	2.77%	1.71%	1.14%	1.38%
Total non-performing loans to total assets	1.34%	1.96%	1.17%	0.76%	0.95%
Total non-performing assets to total assets	1.48%	2.09%	1.60%	0.90%	1.02%

*Includes non-accrual TDRs of $6.2 million, $5.6 million, $.7 million, $1.5 million and $1.5 million as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.  The Company also had $3.0 million, $0, $6.5 million, $6.5 million and $0 in accruing TDRs on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was $10,886,000 (net of a charge-off against the allowance for loan losses of $3,714,000) and $11,074,000 (net of a charge-off against the allowance for loan losses of $1,500,000) at December 31, 2013 and 2012, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $1,723,000 (net of charge-off against the allowance for loan losses of $0) and $551,000 (net of charge-off against the allowance for loan losses of $710,000) at December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the average recorded investment in these impaired loans was $10,580,000 and $12,729,000, and the interest income recognized on these impaired loans was $241,000 and $233,000, respectively. In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $1.1 million.

Potential Problem Loans. As of December 31, 2013, there were no loans not previously disclosed, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans.  Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  The following is a summary of troubled debt restructurings granted during the twelve month period ended December 31, 2013 (dollars in thousands):

		For the Twelve Months Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings

Real Estate Loans:
Commercial	5	$5,147	$5,147

Classified Assets. In compliance with regulatory guidelines, management has instituted an internal loan review program, whereby weaker credits are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

An asset is considered substandard if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess credit deficiencies or potential weaknesses are required to be designated special mention by management.

Management’s evaluation of the classification of assets and the adequacy of the allowance for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

The following table sets forth the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Special mention	$3,651	$11,563	$11,436	$1,855	$2,164
Substandard	18,927	12,123	14,719	17,640	17,850
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$22,578	$23,686	$26,155	$19,495	$20,014

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)

Total loans receivable net of deferred fees	$503,097	$476,710	$457,907	$356,855	$363,474
Average loans receivable	483,041	478,317	414,473	355,980	356,345

Allowance balance at beginning of period	$5,502	$5,458	$5,616	$5,453	$4,233

Charge-offs:
Commercial	(4)	(24)	(2)	(85)	(17)
Real Estate – residential, commercial and construction	(2,131)	(2,354)	(1,735)	(699)	(358)
Consumer	(90)	(59)	(109)	(82)	(139)

Total	(2,225)	(2,437)	(1,846)	(866)	(514)

Recoveries:
Commercial	-	—	5	—	11
Real Estate – residential, commercial and construction	9	7	51	2	4
Consumer	22	24	57	27	34

Total	31	31	113	29	49

Net Charge-offs	(2,194)	(2,406)	(1,733)	(837)	(465)

Provision Expense	2,400	2,450	1,575	1,000	1,685
Allowance balance at end of period	$5,708	$5,502	$5,458	$5,616	$5,453

Allowance for loan losses as a percent of total loans outstanding	1.13%	1.15%	1.19%	1.57%	1.50%

Net loans charged off as a percent of average loans outstanding	0.45%	0.50%	0.42%	0.24%	0.13%

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

	As of December 31,
	2013		2012		2011		2010		2009
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$184	7.1%	$223	5.3%	$147	5.0%	$171	6.3%	$333	6.6%
Real estate – construction	897	4.1	119	2.8	72	2.4	110	3.5	136	4.0
Real estate – residential	1,441	31.6	1,797	31.4	1,256	32.3	2,077	34.9	1,993	35.8
– commercial	3,026	54.2	3,183	57.5	3,839	57.3	3,066	51.5	2,755	49.5
Consumer	160	3.0	180	3.0	144	3.0	192	3.8	236	4.1
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$5,708	100.0%	$5,502	100.0%	$5,458	100.0%	$5,616	100.0%	$5,453	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2013	2012	2011
	(dollars in thousands)
Securities: (carrying value)
U.S. Government agencies	$33,413	$13,092	$13,398
State and political subdivisions	59,204	58,959	56,917
Corporate obligations	3,711	8,868	8,809
Mortgage-backed securities – government sponsored entities	61,650	64,325	70,965
Equity securities-financial services	328	319	263
Total Securities	$158,306	$145,563	$150,352
Fair Value of Securities	$158,309	$145,567	$150,358

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2013. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “after ten years.”  The average yield on equity securities reflects actual income received during the period.

	One Year or Less		After One Through Five Years		After Five Through Ten Years		After Ten Years		Total Investment Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

U.S. Government agencies	$—	—%	$11,809	1.09%	$21,604	1.77%	$—	—%	$33,413	1.53%
State and political subdivision	978	6.94	2,655	2.04	13,606	4.80	41,965	5.04	59,204	4.89
Corporate obligations	—	—	1,182	4.20	2,529	2.48	—	—	3,711	3.00
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	61,650	2.13	61,650	2.13
Equity securities-financial services	—	—	—	—	—	—	328	3.32	328	3.32

Total Investment Securities	$978	6.94%	$15,646	1.49%	$37,739	2.91%	$103,943	3.31%	$158,306	3.06%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to 5 years for retail instruments. The Bank has no brokered deposits nor does it participate in the Certificate of Deposit Account Registry Service (“CDARS”).  The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers on a limited basis include cash management, direct deposit, Remote Deposit Capture and Automated Clearing House (ACH) activity. The Bank operates fifteen automated teller machines and is affiliated with the MoneyPass ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com.  Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2013		2012		2011
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$90,331	—%	$80,161	—%	$69,721	—%
Interest-bearing demand	47,466	0.05	48,288	0.08	46,960	0.13
Money Market	124,982	0.30	120,944	0.40	93,974	0.52
Savings	69,282	0.06	68,068	0.12	67,862	0.24
Time	208,847	1.15	219,232	1.39	196,253	1.60

Total	$540,908		$536,693		$474,770

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2013.

Amount
Maturity Period	(in thousands)

Within three months	$14,336
Over three through six months	13,836
Over six through twelve months	13,205
Over twelve months	38,259
$79,636

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term fixed-rate Federal Home Loan Bank (FHLB) advances and federal funds purchased that the Company had during the periods indicated.

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$30,832	$23,679	$28,521
Maximum month-end balance during the year	$49,914	$32,386	$32,637
Average interest rate during the year	0.21%	0.22%	0.32%
Total short-term borrowings at end of the year	$49,914	$28,697	$21,794
Weighted average interest rate at the end of the year	0.21%	0.20%	0.25%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2013, the Bank had $126.7 million of assets under management compared to $112.1 million as of December 31, 2012. The increase is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania Corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $187,000 in 2013, compared to $190,000 in 2012 which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2013 and 2012, the outstanding balance of foreclosed properties on which WTRO held title totaled $0 and $0, respectively.

Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement service to Bank customers and non-customers.  Gross revenues, included in other income, for 2013 totaled $71,000 and $64,000 in 2012.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements” and “Recent Amendments to Regulatory Capital Requirements.”

Regulation of the Bank

General. As a Pennsylvania chartered, FDIC-insured commercial bank, the Bank is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress, could have a material impact on the Company, the Bank and their operations.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments.  In lieu of further special assessments, on November 12, 2009 the FDIC required all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009.  For purposes of estimating future assessments, an institution would assume 5% annual growth in the assessment base and a three basis point increase in the current assessment rate for 2011 and 2012.  The prepaid assessment was applied against the actual assessment until exhausted.  Any funds remaining after June 30, 2013 were returned to the institution.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2013.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. At December 31, 2013, the Bank exceeded all regulatory capital requirements and was classified as “well capitalized.”

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance in both the FDIC and Pennsylvania capital requirements as of December 31, 2013.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2013, loans-to-one-borrower limitation was $12.9  million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2013, the Bank was in compliance with this requirement. The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2013, the Bank met its reserve requirements.

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

Recent Amendments to Regulatory Capital Requirements

In July 2013, the federal banking agencies approved amendments to their regulatory capital rules to conform them with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revisions establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets. The new capital requirements will apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies (other than certain savings and loan holding companies engaged in insurance underwriting and grandfathered diversified holding companies) regardless of asset size.  The rules will become effective for the institutions with assets over $250 billion and internationally active institutions starting in January 2014 and will become effective for all other institutions beginning in January 2015.  The following discussion summarizes the changes which are believed most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The regulations establish a new capital measure called “Common Equity Tier 1 Capital” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the amended rules would require accumulated other comprehensive income to flow through to regulatory capital unless a one-time, irrevocable opt-out election is made in the first regulatory reporting period under the new rule.  Depository institutions and their holding companies will be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The regulations increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital will consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) will no longer qualify as Additional Tier 1 Capital.  Trust preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 Capital but will be phased out over 10 years beginning in 2016 for all other banking organizations.  These non-qualifying capital instruments, however, may be included in Tier 2 Capital which could also include qualifying subordinated debt.  The amended regulations also require a minimum Tier 1 leverage ratio of 4% for all institutions, eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets will remain at 8%.

Capital Conservation Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies will be required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital conservation buffer requirement will be phased in over four years beginning in 2016.  The capital conservation buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules will be amended effective January 1, 2015 to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.  Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks.  Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.

Additional Deductions from Capital. Banking organizations will be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that cannot be realized through net operating loss carrybacks will continue to be deducted.  Deferred tax assets that can be realized through NOL carrybacks will not be deducted but will be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, will be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings of capital instruments in any other financial institutions will now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations will also be required to deduct non-significant investments (less than 10% of outstanding stock) in the capital of other financial institutions (including investments in trust preferred securities) to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations will continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The federal banking agencies did not adopt a proposed rule that would have significantly changed the risk-weighting for residential mortgages.  Instead, the amended regulations will continue to follow the previous capital rules which assign a 50% risk-weighting to

“qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans will have a 100% risk weight.  The revised regulations apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and investments in the capital instruments of other financial institutions that are not deducted from capital.  The revised regulations also create a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than for certain community development projects, agricultural land and one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan is made.

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

At December 31, 2013, we had approximately $10.2 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

As of December 31, 2013, our allowance for loan losses was $5,708,000 which represented 1.13% of outstanding loans. At such date, we had 43 nonperforming loans totaling $9.5 million and 25 impaired loans totaling $12.6 million, most of which are included in the nonperforming loans total. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2013, approximately 92% of our loans, had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 40% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae, Freddie Mac or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2013, we had approximately $119.6 million in investments, including mortgage-backed securities, on which we had unrealized losses of $4.8 million.  In addition, we had $2.8 million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

At December 31, 2013, our lending limit per borrower was approximately $12.9 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The amendments implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The amended rules include new minimum risk-based capital and leverage ratios, which become effective in January 2015 with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Company and the Bank would include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

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

As of December 31, 2013, our directors and executive officers beneficially owned approximately 303,531 shares, or approximately 7.9% of our common stock, including options to purchase 110,058 shares, in the aggregate, of our common stock at exercise prices ranging from $24.44 to $28.95 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 3,644,090 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 275,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan, of which 251,020 were issued as of December 31, 2013. As of December 31, 2013, options to purchase a total of 190,940 shares were exercisable and had exercise prices ranging from $24.44 to $28.95.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and 15 additional branch offices. The Bank’s total investment in office property and equipment is $21.7 million with a net book value of $7.1 million as of December 31, 2013. The Bank currently operates automated teller machines at 15 of its facilities. The Bank leases five of its locations with minimum lease commitments of $2.9 million through 2029.  Four of the locations have various renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2013 (the “Annual Report”) and is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Company undertakes to provide a copy of the Code of Ethics to any person without charge, upon request to William S. Lance, Secretary, Norwood Financial Corp., 717 Main Street, Honesdale, PA  18431.

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

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders

Stock Option Plan	15,594	$27.27	—
2006 Stock Option Plan	203,946	26.59	23,980

Equity compensation plans not approved by security holders	—	—	—

TOTAL	219,540	$26.64	23,980

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Related Party Transactions” and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal IV -- Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2013, together with the related notes and the independent registered public accounting firm report of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.	Exhibits

P
No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (2)
10.2†	Change in Control Severance Agreement with William S. Lance (2)
10.3†	Norwood Financial Corp. Stock Option Plan (3)
10.4†	Change in Control Severance Agreement with Robert J. Mancuso
10.5†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (3)
10.6†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (3)
10.7†	1999 Directors Stock Compensation Plan (3)
10.8†	Salary Continuation Agreement between the Bank and John H. Sanders (5)
10.9†	2006 Stock Option Plan (6)
10.10†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (7)
10.11†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (7)
10.12†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (7)
10.13†	Change in Control Severance Agreement with James F. Burke (8)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2013
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of S.R. Snodgrass, P.C.
31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364.
(2)	Incorporated herein by reference from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(3)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(4)	Incorporated herein by reference from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(5)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(6)	Incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(7)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(8)	Incorporated herein by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 13, 2014	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 11, 2014 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director

/s/ Dr. Andrew A. Forte		/s/ Susan Gumble-Cottell
Dr. Andrew A. Forte Director		Susan Gumble-Cottell Director

/s/ Daniel J. O’Neill
Daniel J. O’Neill Director		John E. Marshall Director

/s/ Ralph A. Matergia		/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director		Dr. Kenneth A. Phillips Director

/s/ Kevin M. Lamont		/s/ William S. Lance
Kevin M. Lamont Director		William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)