Form 10-Q
period 2014-03-31
NORWOOD FINANCIAL CORP
filed 2014-05-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to ___________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes   [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2014
Common stock, par value $0.10 per share	3,637,971

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,607	$7,528
Interest bearing deposits with banks	142	335
Cash and cash equivalents	8,749	7,863

Securities available for sale, at fair value	156,165	158,132
Securities held to maturity, fair value 2014: $176
2013: $177	175	174
Loans receivable (net of unearned income)	496,016	503,097
Less: Allowance for loan losses	5,727	5,708
Net loans receivable	490,289	497,389
Regulatory stock, at cost	2,741	2,877
Bank premises and equipment, net	7,031	7,125
Bank owned life insurance	17,930	17,790
Accrued interest receivable	2,330	2,422
Foreclosed real estate owned	1,364	1,009
Goodwill	9,715	9,715
Other intangibles	477	510
Deferred tax asset	4,294	4,819
Other assets	1,974	1,409
TOTAL ASSETS	$703,234	$711,234

LIABILITIES
Deposits:
Non-interest bearing demand	$93,400	$92,684
Interest-bearing	446,676	448,498
Total deposits	540,076	541,182
Short-term borrowings	40,373	49,914
Other borrowings	23,373	23,761
Accrued interest payable	973	1,022
Other liabilities	4,239	3,491
TOTAL LIABILITIES	609,034	619,370

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,708,718 shares	371	371
Surplus	35,050	35,010
Retained earnings	61,671	60,798
Treasury stock at cost: 2014: 71,297 shares,
2013: 64,628 shares	(1,892)	(1,713)
Accumulated other comprehensive loss	(1,000)	(2,602)
TOTAL STOCKHOLDERS’ EQUITY	94,200	91,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703,234	$711,234

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME
Loans receivable, including fees	$5,980	$6,186
Securities	987	868
Other	1	3
Total interest income	6,968	7,057

INTEREST EXPENSE
Deposits	635	754
Short-term borrowings	22	12
Other borrowings	166	190
Total interest expense	823	956
NET INTEREST INCOME	6,145	6,101
PROVISION FOR LOAN LOSSES	420	800
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,725	5,301

OTHER INCOME
Service charges and fees	576	592
Income from fiduciary activities	104	85
Net realized gains on sales of securities	95	138
Gains on sale of loans and servicing rights	39	11
Earnings and proceeds on bank owned life insurance	168	925
Other	71	126
Total other income	1,053	1,877

OTHER EXPENSES
Salaries and employee benefits	2,165	2,211
Occupancy, furniture & equipment, net	578	529
Data processing related	212	221
Taxes, other than income	165	174
Professional fees	165	187
Federal Deposit Insurance Corporation insurance assessment	114	111
Foreclosed real estate owned	65	191
Other	668	677
Total other expenses	4,132	4,301

INCOME BEFORE INCOME TAXES	2,646	2,877
INCOME TAX EXPENSE	682	569
NET INCOME	$1,964	$2,308

BASIC EARNINGS PER SHARE	$0.54	$0.64

DILUTED EARNINGS PER SHARE	$0.54	$0.63

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$1,964	$2,308
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	2,525	(864)
Tax effect	(860)	293
Reclassification of gains recognized in net income	(95)	(138)
Tax effect	32	47
Other comprehensive income (loss)	1,602	(662)
Comprehensive Income	$3,566	$1,646

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2014
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	(Loss)	Total
Balance December 31, 2013	3,708,718	$371	$35,010	$60,798	64,628	$(1,713)	$(2,602)	$91,864
Net Income				1,964				1,964
Other comprehensive income							1,602	1,602
Cash dividends declared ($.30 per share)				(1,091)				(1,091)
Acquisition of treasury stock					6,669	(179)		(179)
Compensation expense related to stock options			40					40

Balance, March 31, 2014	3,708,718	$371	$35,050	$61,671	71,297	$(1,892)	$(1,000)	$94,200

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)	Three Months Ended March 31
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,964	$2,308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	420	800
Depreciation	147	149
Amortization of intangible assets	33	37
Deferred income taxes	(303)	12
Net amortization of securities premiums and discounts	211	298
Net realized gain on sales of securities	(95)	(138)
Gain on life insurance policy	-	(770)
Net increase in value of life insurance	(168)	(155)
Loss on sale of bank premises and equipment and foreclosed real estate	19	97
Net gain on sale of mortgage loans	(41)	(11)
Mortgage loans originated for sale	(1,110)	(1,101)
Proceeds from sale of mortgage loans originated for sale	1,151	1,112
Compensation expense related to stock options	40	39
Decrease in accrued interest receivable and other assets	(445)	(530)
Increase in accrued interest payable and other liabilities	701	732
Net cash provided by operating activities	2,524	2,879

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	12,080	7,403
Proceeds from maturities and principal reductions on mortgage-backed securities	3,150	5,093
Purchases	(10,950)	(16,867)
Purchase of FHLB stock	(504)	-
Redemption of FHLB stock	640	97
Net decrease (increase) in loans	6,297	(2,964)
Proceeds from life insurance policy	-	1,859
Purchase of bank premises and equipment	(53)	(14)
Proceeds from sale of bank premises and equipment and foreclosed real estate	9	127
Net cash provided by (used in) investing activities	10,669	(5,266)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,106)	11,207
Net decrease in short-term borrowings	(9,541)	(6,838)
Repayments of other borrowings	(388)	(144)
Proceeds from other borrowings	-	3,000
Stock options exercised	-	142
Tax benefit of stock options exercised	-	11
Acquisition of treasury stock	(179)	(319)
Cash dividends paid	(1,093)	(1,022)
Net cash (used in) provided by financing activities	(12,307)	6,037
Increase in cash and cash equivalents	886	3,650

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,863	12,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,749	$15,945

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)	Three Months Ended March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$872	$1,116
Income taxes paid, net of refunds	204	(3)
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	383	486

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2013.

2.         Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method.

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)
	Three Months Ended
	March 31,
	2014	2013
Basic EPS weighted average shares outstanding	3,643	3,628
Dilutive effect of stock options	10	9
Diluted EPS weighted average shares outstanding	3,653	3,637

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 20,700 and 40,700 as of March 31, 2014 and 2013, respectively, based upon the closing prices of Norwood common stock of $28.60 and $27.82 per share on March 31, 2014 and 2013, respectively.

3.         Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006.  No awards were granted during the three month period ending March 31, 2014. As of March 31, 2014, there was $117,000 of total unrecognized compensation cost related to non-vested options granted in 2013 under the plan, which will be fully amortized by December 31, 2014.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average	Aggregate
		Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)

Outstanding at January 1, 2014	219,540	$26.64	6.1 Yrs.	$147
Granted	-	-	- Yrs.	-
Exercised	-	-	- Yrs.	-
Forfeited	-	-	- Yrs.	-
Outstanding at March 31, 2014	219,540	$26.64	5.8 Yrs.	$431

Exercisable at March 31, 2014	192,040	$26.58	5.2 Yrs.	$388

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.60 as of March 31, 2014 and $26.90 as of December 31, 2013.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months ended March 31, 2014 and 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive loss before reclassification	1,665
Amount reclassified from accumulated other comprehensive income (loss)	(63)
Total other comprehensive loss	1,602
Balance as of March 31, 2014	$(1,000)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(571)
Amount reclassified from accumulated other comprehensive income (loss)	(91)
Total other comprehensive loss	(662)
Balance as of March 31, 2013	$2,135

(a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2014 and 2013:

	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income	Income (a)		Presented

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
Unrealized gains on available for sale securities	$95	$138	Net realized gains on sales of securities
	(32)	(47)	Income tax expense
	$63	$91	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2014	2013

Unfunded availability under loan commitments	$24,728	$22,836
Unfunded commitments under lines of credit	46,360	49,433
Standby letters of credit	5,700	6,128
	$76,788	$78,397

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2014 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$27,762	$5	$(675)	$27,092
States and political subdivisions	62,177	1,239	(833)	62,583
Corporate obligations	3,646	81	(27)	3,700
Mortgage-backed securities-
government sponsored entities	63,798	132	(1,485)	62,445
Equity securities-financial services	292	53	-	345
	$157,675	$1,510	$(3,020)	$156,165
Held to Maturity:
States and political subdivisions	$175	$1	$-	$176

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$34,471	$-	$(1,058)	$33,413
States and political subdivisions	60,174	650	(1,794)	59,030
Corporate obligations	3,667	84	(40)	3,711
Mortgage-backed securities-government
sponsored entities	63,467	81	(1,898)	61,650
Equity securities-financial services	293	50	(15)	328
	$162,072	$865	$(4,805)	$158,132
Held to Maturity:
States and political subdivisions	$174	$3	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$23,010	$(622)	$947	$(53)	$23,957	$(675)
States and political subdivisions	15,113	(506)	5,406	(327)	20,519	(833)
Corporate Obligations	1,151	(27)	-	-	1,151	(27)
Mortgage-backed securities-government sponsored agencies	31,166	(632)	16,545	(853)	47,711	(1,485)
	$70,440	$(1,787)	$22,898	$(1,233)	$93,338	$(3,020)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$32,481	$(990)	$932	$(68)	$33,413	$(1,058)
States and political subdivisions	26,281	(1,415)	4,228	(379)	30,509	(1,794)
Corporate obligations	1,145	(40)	-	-	1,145	(40)
Mortgage-backed securities-government sponsored agencies	47,014	(1,524)	7,478	(374)	54,492	(1,898)
Equity securities - financial services	170	(15)	-	-	170	(15)
	$107,091	$(3,984)	$12,638	$(821)	$119,729	$(4,805)

At March 31, 2014, the Company has 80 debt securities in an unrealized loss position in the less than twelve months category and 24 debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2014.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$-	$-	$175	$176
Due after one year through five years	16,825	16,692	-	-
Due after five years through ten years	28,352	28,041	-	-
Due after ten years	48,408	48,642	-	-

Mortgage-backed securities-government sponsored agencies	63,798	62,445	-	-
	$157,383	$155,820	$175	$176

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Gross realized gains	$95	$156
Gross realized losses	-	(18)
Net realized gain	$95	$138
Proceeds from sales of securities	$12,080	$7,403

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	March 31, 2014		December 31, 2013
Real Estate-Residential	$156,651	31.5%	$158,842	31.6%
Commercial	265,571	53.5	273,144	54.2
Construction	21,400	4.3	20,551	4.1
Commercial, financial and agricultural	37,606	7.6	35,745	7.1
Consumer loans to individuals	15,245	3.1	15,295	3.0
Total loans	496,473	100.0%	503,577	100.0%
Deferred fees, net	(457)		(480)
Total loans receivable	496,016		503,097
Allowance for loan losses	(5,727)		(5,708)
Net loans receivable	$490,289		$497,389

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31 (in thousands):

	2014	2013
Balance at beginning of period	$20	$76
Accretion	(7)	(23)
Reclassification and other	-	-
Balance at end of period	$13	$53

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2014	December 31, 2013

Outstanding Balance	$1,098	$1,110
Carrying Amount	$1,085	$1,090

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and March 31, 2014.  There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of May 31, 2011. In addition, there has been no allowance for loan losses on these loans reversed.  For loans that were acquired without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2014	(In thousands)

Individually evaluated for impairment	$-	$10,634	$-	$-	$-	$10,634
Loans acquired with deteriorated credit quality	237	848	-	-	-	1,085
Collectively evaluated for impairment	156,414	254,089	21,400	37,606	15,245	484,754
Total Loans	$156,651	$265,571	$21,400	$37,606	$15,245	$496,473

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2013

Individually evaluated for impairment	$-	$11,519	$-	$-	$-	$11,519
Loans acquired with deteriorated credit quality	242	848	-	-	-	1,090
Collectively evaluated for impairment	158,600	260,777	20,551	35,745	15,295	490,968
Total Loans	$158,842	$273,144	$20,551	$35,745	$15,295	$503,577

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2014		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$237	$245	$-
Commercial	9,310	12,631	-
Subtotal	9,547	12,876	-
With an allowance recorded:
Real Estate Loans
Commercial	2,172	2,882	203
Subtotal	2,172	2,882	-
Total:
Real Estate Loans
Residential	237	245	-
Commercial	11,482	15,513	203
Total Impaired Loans	$11,719	$15,758	$203

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2013		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$242	$251	$-
Commercial	10,644	14,400	-
Subtotal	10,886	14,651	-
With an allowance recorded:
Real Estate Loans
Commercial	1,723	1,723	53
Subtotal	1,723	1,723	53
Total:
Real Estate Loans
Residential	242	251	-
Commercial	12,367	16,123	53
Total Impaired Loans	$12,609	$16,374	$53

The following information for impaired loans is presented (in thousands) for the three months ended March 31, 2014 and 2013:

	Average Recorded		Interest Income
	Investment		Recognized
	2014	2013	2014	2013
Total:
Real Estate Loans
Residential	$240	$262	$1	$1
Commercial	11,754	10,839	57	19
Total Loans	$11,994	$11,101	$58	$20

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2014, troubled debt restructured loans totaled $9.1 million and resulted in specific reserves of $203,000.  As of December 31, 2013, troubled debt restructured loans totaled $9.2 million and resulted in specific reserves of $53,000.  For the periods ended March 31, 2014 and 2013, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted during the period.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2014 and December 31, 2013 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
March 31, 2014
Commercial real estate loans	$244,455	$3,752	$17,364	$-	$265,571
Commercial loans	37,606	-	-	-	37,606
Total	$282,061	$3,752	$17,364	$-	$303,177

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
December 31, 2013
Commercial real estate loans	$250,566	$3,651	$18,927	$-	$273,144
Commercial loans	35,745	-	-	-	35,745
Total	$286,311	$3,651	$18,927	$-	$308,889

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

	Performing	Nonperforming	Total
March 31, 2014
Residential real estate loans	$155,022	$1,629	$156,651
Construction	21,400	-	21,400
Consumer loans	15,245	-	15,245
Total	$191,667	$1,629	$193,296

	Performing	Nonperforming	Total
December 31, 2013
Residential real estate loans	$157,138	$1,704	$158,842
Construction	20,551	-	20,551
Consumer loans	15,295	-	15,295
Total	$192,984	$1,704	$194,688

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2014 and December 31, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2014
Real Estate loans
Residential	$154,518	$377	$127	$-	$1,629	$2,133	$156,651
Commercial	257,381	287	-	-	7,903	8,190	265,571
Construction	21,400	-	-	-	-	-	21,400
Commercial loans	37,584	22	-	-	-	22	37,606
Consumer loans	15,134	96	15	-	-	111	15,245
Total	$486,017	$782	$142	$-	$9,532	$10,456	$496,473

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2013
Real Estate loans
Residential	$156,066	$1,018	$54	$-	$1,704	$2,776	$158,842
Commercial	263,837	977	487	-	7,843	9,307	273,144
Construction	20,551	-	-	-	-	-	20,551
Commercial loans	35,717	28	-	-	-	28	35,745
Consumer loans	15,228	57	10	-	-	67	15,295
Total	$491,399	$2,080	$551	$-	$9,547	$12,178	$503,577

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(75)	(329)	-	-	(11)	(415)
Recoveries	-	-	-	-	14	14
Provision Expense	(34)	1,146	(667)	-	(25)	420
Ending balance, March 31, 2014	$1,332	$3,842	$231	$184	$138	$5,727
Ending balance individually evaluated for impairment	$-	$203	$-	$-	$-	$203
Ending balance collectively evaluated for impairment	$1,332	$3,639	$231	$184	$138	$5,524

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(250)	(313)	-	-	(19)	(582)
Recoveries	-	-	-	-	6	6
Provision Expense	427	420	5	(47)	(5)	800
Ending balance, March 31, 2013	$1,974	$3,290	$124	$176	$162	$5,726
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,974	$3,290	$124	$176	$162	$5,726

The Company’s primary business activity as of March 31, 2014 and December 31, 2013 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2014, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, automobile dealers, property owners associations and resorts with loans outstanding of $37.2 million, or 42.8% of capital, to the hospitality lodging industry,

$14.3 million, or 16.5% of capital to automobile dealers, $12.1 million, or 13.9% of capital, to property owners associations and $9.1 million, or 10.6% of capital, to the resort industry.  During the current period, the Company recorded a write down of $300,000 on a motel property.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $42,000 and $0, respectively, in the first three months of 2014 compared to $18,000 and $7,000, respectively, in the same period in 2013.  The proceeds from the sales of residential mortgage loans totaled $1.1 million for each of the three month periods ended March 31, 2014 and 2013, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2014
Available for Sale:
US Government agencies	$27,092	$-	$27,092	$-
States and political subdivisions	62,583	-	62,583	-
Corporate obligations	3,700	-	3,700	-
Mortgage-backed securities-government
sponsored agencies	62,445	-	62,445	-
Equity securities-financial services	345	345	-	-
Total	$156,165	$345	$155,820	$-

December 31, 2013
Available for Sale:
US Government agencies	$33,413	$-	$33,413	$-
States and political subdivisions	59,030	-	59,030	-
Corporate obligations	3,711	-	3,711	-
Mortgage-backed securities-government
sponsored agencies	61,650	-	61,650	-
Equity securities-financial services	328	328	-	-
Total	$158,132	$328	$157,804	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement Reporting Date using

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2014
Impaired Loans	$11,516	$-	$-	$11,516
Foreclosed Real Estate Owned	1,364	-	-	1,364

December 31, 2013
Impaired Loans	$12,556	$-	$-	$12,556
Foreclosed Real Estate Owned	1,009	-	-	1,009

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2014
Impaired loans	$11,516	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10.0)%

Foreclosed real estate owned	$1,364	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013
Impaired loans	$12,556	Appraisal of collateral(1)	Appraisal adjustments(2)	10-15% (10.67)%

Foreclosed real estate owned	$1,009	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013.

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

As of March 31, 2014, the fair value investment in impaired loans totaled $11,516,000 which included two loans for $2,172,000 for which a valuation allowance of $203,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and fifteen loans for $9,547,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of March 31, 2014, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $3,847,000 over the life of the loans.

As of December 31, 2013, the fair value investment in impaired loans totaled $12,556,000 which included one loan for $1,723,000 for which a valuation allowance of $53,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and twenty loans for $10,886,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2013, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $3,714,000 over the life of the loans.

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

Restricted investment in Federal Home Loan Bank stock (carried at cost):
The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

Bank owned life insurance (carried at cost):
The fair value is equal to the cash surrender value of the Bank owned life insurance.

Accrued interest receivable and payable (carried at cost):
The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost except certificates of deposit which are at fair value):
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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2014 and December 31, 2013. (In thousands)

	Fair Value Measurements at March 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,749	$8,749	$8,749	$-	$-
Securities	156,340	156,341	345	155,996	-
Loans receivable, net	490,289	505,518	-	-	505,518
Mortgage servicing rights	286	286	286	-	-
Regulatory Stock	2,741	2,741	2,741	-	-
Bank owned life insurance	17,930	17,930	17,930	-	-
Accrued interest receivable	2,330	2,330	2,330	-	-

Financial liabilities:
Deposits	540,076	540,858	331,722	-	209,136
Short-term borrowings	40,373	40,373	40,373	-	-
Other borrowings	23,373	25,181	-	-	25,181
Accrued interest payable	973	973	973	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,863	$7,863	$7,863	$-	$-
Securities	158,306	158,309	328	157,981	-
Loans receivable, net	497,389	506,113	-	-	506,113
Mortgage servicing rights	289	289	-	289	-
Regulatory stock	2,877	2,877	2,877	-	-
Bank owned life insurance	17,790	17,790	17,790	-	-
Accrued interest receivable	2,422	2,422	2,422	-	-

Financial liabilities:
Deposits	541,182	542,123	329,753	-	212,370
Short-term borrowings	49,914	49,914	49,914	-	-
Other borrowings	23,761	25,923	-	-	25,923
Accrued interest payable	1,022	1,022	1,022	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9.           New and Recently Adopted Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: 1. Change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment Company. 2. Require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting. 3. Require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits  received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2013 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of goodwill impairment and the determination of other-than-temporary impairment on securities.  Please refer to the discussion of the allowance for loan losses calculation under “Allowance for Loan Losses and Non-performing Assets” in the “Changes in Financial Condition” section.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at March 31, 2014 and December 31, 2013 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2014.

In connection with the acquisition of North Penn Bancorp, Inc. (“North Penn”), we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of March 31, 2014 were $703.2 million compared to $711.2 million as of December 31, 2013, a decrease of $8.0 million due to a  $7.1  million reduction in loans outstanding.

Securities

The fair value of securities available for sale as of March 31, 2014 was $156.2 million compared to $158.1 million as of December 31, 2013.  The Company purchased $10.9 million of securities principally using the proceeds from $15.2  million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$27,092	17.3%	$33,413	21.1%
States and political subdivisions	62,758	40.1	59,204	37.4
Corporate obligations	3,700	2.4	3,711	2.3
Mortgage-backed securities-
government sponsored entities	62,445	39.9	61,650	39.0
Equity securities-financial services	345	0.2	328	0.2
Total	$156,340	100.0%	$158,306	100.0%

The Company has securities in an unrealized loss position.  In management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  The Company holds a small amount of equity securities in other financial institutions, the value of which has been impacted by the weakening conditions of the financial markets.  Management believes that the unrealized losses on all holdings represent temporary impairment of the securities, as the Company has the intent and ability to hold these investments until maturity or market price recovery.

Loans

Loans receivable totaled $496.0 million at March 31, 2014 compared to $503.1 million as of December 31, 2013.  The $7.1 million decrease recorded in the three month period ending March 31, 2014 was attributed to a $7.6 million decrease in commercial real estate loans and a $2.2 million decrease in residential mortgage loans.  Commercial loans increased $1.9 million during the period while other loans increased $800,000.

The allowance for loan losses totaled $5,727,000 as of March 31, 2014 and represented 1.15% of total loans, compared to $5,708,000, or 1.13% of total loans, at December 31, 2013, and $5,726,000, or 1.20% of total loans, as of March 31, 2013.  The Company had net charge-offs for the three months ended March 31, 2014 of $401,000 compared to $576,000 in the comparable period in 2013.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2014 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2014, non-performing loans totaled $9.5 million, or 1.92% of total loans compared to $9.5 million, or 1.90% of total loans at December 31, 2013. At March 31, 2014, non-performing assets totaled $10.9 million, or 1.55%, of total assets compared to $10.6 million, or 1.48%, of total assets at December 31, 2013.  The increase reflects the transfer of four properties into foreclosed real estate owned with a carrying value of $383,000.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2014		December 31, 2013
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$-
Real Estate	9,532		9,547
Total non-accrual loans *	9,532		9,547

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	9,532		9,547
Foreclosed real estate	1,364		1,009
Total non-performing assets	$10,896		$10,556
Allowance for loans losses	$5,727		$5,708
Coverage of non-performing loans	0.60	x	0.60	x
Non-performing loans to total loans	1.92%		1.90%
Non-performing loans to total assets	1.36%		1.34%
Non-performing assets to total assets	1.55%		1.48%

*Includes non-accrual TDRs of $6.2 million as of March 31, 2014 and December 31, 2013. The Company also had $3.0 million of accruing TDRs on those dates.

Deposits

During the period, total deposits decreased $1.1 million due primarily to a $3.7 million decrease in certificates of deposit over $100,000 as municipalities utilized funds to meet cash flow needs.  All other deposit products increased $2.6 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2014	December 31, 2013

Non-interest bearing demand	$93,400	$92,684
Interest bearing demand	46,059	45,444
Money market deposit accounts	120,907	122,423
Savings	71,356	69,202
Time deposits <$100,000	132,382	131,793
Time deposits >$100,000	75,972	79,636

Total	$540,076	$541,182

Borrowings

Short-term borrowings as of March 31, 2014 totaled $40.4 million compared to $49.9 million as of December 31, 2013.  Short-term borrowings, which consisted of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $9.5 million principally due to the seasonality of municipal cash management accounts and a reduced level of overnight borrowings due to loan payoffs.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2014	December 31, 2013
Notes with the FHLB:
Fixed rate note due July 2015 at 4.34%	$7,254	$7,301
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January, 2018 at 0.91%	2,312	2,460
Amortizing fixed rate borrowing due December, 2018 at 1.425%	3,807	4,000
	$23,373	$23,761

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 19 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $254,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $24.7 million as of March 31, 2014 compared to $22.8 million as of December 31, 2013.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Unfunded availability under loan commitments	$24,728	$22,845
Unfunded commitments under lines of credit	46,360	42,575
Standby letters of credit	5,700	5,701

	$76,788	$71,121

Stockholders’ Equity and Capital Ratios

As of March 31, 2014, stockholders’ equity totaled $94.2 million, compared to $91.9 million as of December 31, 2013.   The net change in stockholders’ equity included $2.0 million of net income that was partially offset by $1.1 million of dividends declared, a $179,000 reduction due to an increase in Treasury Stock, and a $40,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $1.6 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s regulatory capital ratios is as follows:

	March 31, 2014	December 31, 2013
Tier 1 Capital
(To average assets)	12.19%	12.09%
Tier 1 Capital
(To risk-weighted assets)	16.86%	16.53%
Total Capital
(To risk-weighted assets)	18.00%	17.66%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking and Securities (PDB&S) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB&S utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB&S capital requirements as of March 31, 2014 and December 31, 2013.

Liquidity

As of March 31, 2014, the Company had cash and cash equivalents of $8.7 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $156.2 million which could be used for liquidity needs.  This totals $164.9 million of liquidity and represents 23.4% of total assets compared to $166.0 million and 23.3% of total assets as of December 31, 2013.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2014 and December 31, 2013.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  Borrowings under this line were $5.9 million and $13.4 million at March 31, 2014 and December 31, 2013, respectively.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2014.  There were no borrowings under this line as of March 31, 2014 and December 31, 2013.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2014 and December 31, 2013.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $287,228,000 as of March 31, 2014, of which $29,300,000 and $37,200,000 was outstanding at March 31, 2014 and December 31, 2013 respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 36.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$854	$1	0.47%	$3,983	$3	0.30%
Securities held-to-maturity	175	3	6.86	173	3	6.94
Securities available for sale:
Taxable	99,840	488	1.96	89,946	400	1.78
Tax-exempt (1)	59,990	753	5.02	54,973	706	5.14
Total securities available for sale (1)	159,830	1,241	3.11	144,919	1,106	3.05
Loans receivable (1) (4) (5)	500,182	6,040	4.83	478,170	6,231	5.21
Total interest earning assets	661,041	7,285	4.41	627,245	7,343	4.68
Non-interest earning assets:
Cash and due from banks	7,638			8,835
Allowance for loan losses	(5,886)			(5,580)
Other assets	42,204			44,199
Total non-interest earning assets	43,956			47,454
Total Assets	$704,997			$674,699
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$168,265	$79	0.19	$167,514	$111	0.27
Savings	69,963	9	0.05	69,178	17	0.10
Time	210,543	547	1.04	210,035	626	1.19
Total interest bearing deposits	448,771	635	0.57	446,727	754	0.68
Short-term borrowings	41,929	22	0.21	22,137	12	0.22
Other borrowings	23,575	166	2.82	24,734	190	3.07
Total interest bearing liabilities	514,275	823	0.64	493,598	956	0.77
Non-interest bearing liabilities:
Demand deposits	92,593			83,618
Other liabilities	3,995			4,073
Total non-interest bearing liabilities	96,588			87,691
Stockholders' equity	94,134			93,410
Total Liabilities and Stockholders' Equity	$704,997			$674,699

Net interest income (tax equivalent basis)		6,462	3.77%		6,387	3.91%
Tax-equivalent basis adjustment		(317)			(286)
Net interest income		$6,145			$6,101
Net interest margin (tax equivalent basis)			3.91%			4.07%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2014 Compared to
	Three months ended March 31, 2013
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(9)	$7	$(2)
Securities held to maturity	-	-	-
Securities available for sale:
Taxable	46	42	88
Tax-exempt securities	140	(93)	47
Total securities	186	(51)	135
Loans receivable	1,336	(1,527)	(191)
Total interest earning assets	1,513	(1,571)	(58)

Interest bearing liabilities:
Interest-bearing demand and money market	3	(35)	(32)
Savings	1	(9)	(8)
Time	10	(89)	(79)
Total interest bearing deposits	14	(133)	(119)
Short-term borrowings	13	(3)	10
Other borrowings	(9)	(15)	(24)
Total interest bearing liabilities	18	(151)	(133)
Net interest income (tax-equivalent basis)	$1,495	$(1,420)	$75

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2014 to March 31, 2013

General

For the three months ended March 31, 2014, net income totaled $1,964,000 compared to $2,308,000 earned in the similar period in 2013.  The decrease in net income for the three months ended March 31, 2014 was due primarily to $770,000 of proceeds from a bank-owned life insurance policy that was recorded in the first quarter of 2013, some of which was offset by higher core earnings and a reduced provision for loan losses in the current year.  Earnings per share for the current period were $.54 for basic and fully diluted compared to $.64 per share basic and $.63 fully diluted for the three months ended March 31, 2013.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2014 were 1.13% and 8.46%, respectively, compared to 1.39% and 10.02%, respectively, for the similar period in 2013.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2014 to March 31, 2013
Net income three months ended March 31, 2013	$2,308
Change due to:
Net interest income	44
Provision for loan losses	380
Gain on sales of loans and securities	(15)
Earnings and proceeds on bank-owned life insurance	(757)
Other income	(52)
Salaries and employee benefits	46
Occupancy, furniture and equipment	(49)
Foreclosed real estate owned	126
All other expenses	46
Income tax expense	(113)

Net income three months ended March 31, 2014	$1,964

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2014 totaled $6,462,000 which was $75,000 higher than the comparable period in 2013.  The increase in net interest income largely reflects the improved mix and growth of the balance sheet which offset the reduced earnings on loans and investments due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.77% and 3.91%, respectively, for the three months ended March 31, 2014 compared to 3.91% and 4.07%, respectively, for the similar period in 2013.

Interest income (fte) totaled $7,285,000 with a yield on average earning assets of 4.41% compared to $7,343,000 and 4.68% for the 2013 period. Average loans increased $22.0 million over the comparable period of last year but resulted in a 38 basis point reduction in the yield earned, resulting in a $191,000 reduction in fte loan income.  Reduced yields on tax-free securities were offset by higher yields on taxable securities and increased balances, resulting in a $135,000 increase in earnings on securities.  Average earning assets totaled $661.0 million for the three months ended March 31, 2014, an increase of $33.8 million over the average for the similar period in 2013.  This increase in average earning assets helped offset the decline in asset yields.

Interest expense for the three months ended March 31, 2014 totaled $823,000 at an average cost of 0.64% compared to $956,000 and 0.77% for the similar period in 2013.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market and savings accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.04% from 1.19% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2014 was $420,000 compared to $800,000 for the three months ended March 31, 2013.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $401,000 for the quarter ended March 31, 2014 compared to $576,000 for the similar period in 2013.

Other Income

Other income totaled $1,053,000 for the three months ended March 31, 2014 compared to $1,877,000 for the similar period in 2013.  Earnings and proceeds from bank-owned life insurance policies decreased due to a non-recurring gain of $770,000 recognized in the first quarter of 2013.  Net gains from the sale of loans and securities decreased $15,000 compared to the same period of 2013 due to reduced activity. All other items of other income decreased $52,000, net, compared to the first quarter of last year.

Other Expense

Other expense for the three months ended March 31, 2014 totaled $4,132,000 or $169,000 lower than the same period of 2013.  Costs associated with foreclosed real estate properties decreased $126,000 while all other operating expenses decreased $43,000, net.

Income Tax Expense

Income tax expense totaled $682,000 for an effective tax rate of 25.8% for the period ending March 31, 2014 compared to $569,000 for an effective tax rate of 19.8% for the similar period in 2013.  The 2013 period included a non-recurring tax-free gain.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2014, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of March 31, 2014, the Company had a positive 90 day interest sensitivity gap of $54.9 million or 7.8% of total assets, compared to the $51.9 million or 7.3% of total assets as of December 31, 2013.  Rate sensitive assets repricing within 90 days decreased $3.8 million due primarily to a $7.8 million decrease in borrowed funds and a $5.1 million decrease in loans repricing within the period.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

March 31, 2014
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$142	$-	$-	$-	$142
Securities	9,407	21,362	40,307	85,264	156,340
Loans Receivable	129,346	119,613	138,163	108,894	496,016
Total RSA	$138,895	$140,975	$178,470	$194,158	$652,498

Non-maturity interest-bearing deposits	$38,185	$43,264	$114,714	$42,159	$238,322
Time Deposits	31,877	64,802	86,532	25,143	208,354
Other	13,895	12,831	34,572	2,448	63,746
Total RSL	$83,957	$120,897	$235,818	$69,750	$510,422

Interest Sensitivity Gap	$54,938	$20,078	$(57,348)	$124,408	$142,076
Cumulative Gap	54,938	75,016	17,668	142,076
RSA/RSL-cumulative	165.4%	136.6%	104.0%	127.8%

December 31, 2013

Interest Sensitivity Gap	$51,870	$11,886	$(48,607)	$124,416	$139,565
Cumulative Gap	51,870	63,756	15,149	139,565
RSA/RSL-cumulative	157.1%	128.7%	103.4%	126.7%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (2)
10.2	Change in Control Severance Agreement with William S. Lance(2)
10.3	Norwood Financial Corp. Stock Option Plan (3)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (5)
10.7	1999 Directors Stock Compensation Plan (3)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (6)
10.9	2006 Stock Option Plan (7)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
10.13	Change In Control Severance Agreement with James F. Burke(9)
10.14	2014 Equity Incentive Plan(10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(3)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(4)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(6)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(7)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(8)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(9)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	May 9, 2014	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)