Form 10-Q
period 2014-06-30
NORWOOD FINANCIAL CORP
filed 2014-08-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2014
Common stock, par value $0.10 per share	3,637,971

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$12,196	$7,528
Interest bearing deposits with banks	3,182	335
Cash and cash equivalents	15,378	7,863

Securities available for sale, at fair value	154,925	158,132
Securities held to maturity, fair value 2013: $177	-	174

Loans receivable (net of unearned income)	502,316	503,097
Less: Allowance for loan losses	5,611	5,708
Net loans receivable	496,705	497,389
Regulatory stock, at cost	2,437	2,877
Bank premises and equipment, net	6,910	7,125
Bank owned life insurance	18,002	17,790
Accrued interest receivable	2,405	2,422
Foreclosed real estate owned	4,293	1,009
Goodwill	9,715	9,715
Other intangibles	446	510
Deferred tax asset	3,764	4,819
Other assets	1,882	1,409
TOTAL ASSETS	$716,862	$711,234

LIABILITIES
Deposits:
Non-interest bearing demand	$103,954	$92,684
Interest-bearing	450,760	448,498
Total deposits	554,714	541,182
Short-term borrowings	38,009	49,914
Other borrowings	22,983	23,761
Accrued interest payable	937	1,022
Other liabilities	4,017	3,491
TOTAL LIABILITIES	620,660	619,370

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,708,718 shares	371	371
Surplus	35,091	35,010
Retained earnings	62,613	60,798
Treasury stock at cost: 2014: 70,747 shares,
2013: 64,628 shares	(1,878)	(1,713)
Accumulated other comprehensive income (loss)	5	(2,602)
TOTAL STOCKHOLDERS’ EQUITY	96,202	91,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$716,862	$711,234

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable, including fees	$5,933	$6,169	$11,913	$12,355
Securities	1,025	877	2,013	1,746
Other	2	10	2	12
Total interest income	6,960	7,056	13,928	14,113

INTEREST EXPENSE
Deposits	618	719	1,253	1,473
Short-term borrowings	20	15	42	27
Other borrowings	167	178	333	368
Total interest expense	805	912	1,628	1,868
NET INTEREST INCOME	6,155	6,144	12,300	12,245
PROVISION FOR LOAN LOSSES	420	800	840	1,600
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,735	5,344	11,460	10,645

OTHER INCOME
Service charges and fees	583	620	1,159	1,221
Income from fiduciary activities	99	89	203	174
Net realized gains on sales of securities	509	254	603	392
Gains on sale of loans and servicing rights	26	1	66	3
Earnings and proceeds on bank owned life insurance	175	148	343	1,073
Other	76	100	147	226
Total other income	1,468	1,212	2,521	3,089

OTHER EXPENSES
Salaries and employee benefits	2,172	2,124	4,336	4,335
Occupancy, furniture & equipment, net	518	550	1,096	1,079
Data processing related	229	230	441	452
Taxes, other than income	161	179	326	352
Professional fees	174	172	340	359
Federal Deposit Insurance Corporation insurance	102	110	216	221
Foreclosed real estate owned	396	86	461	277
Other	721	682	1,389	1,359
Total other expenses	4,473	4,133	8,605	8,434

INCOME BEFORE INCOME TAXES	2,730	2,423	5,376	5,300
INCOME TAX EXPENSE	696	584	1,378	1,153
NET INCOME	$2,034	$1,839	$3,998	$4,147

BASIC EARNINGS PER SHARE	$0.56	$0.51	$1.10	$1.15

DILUTED EARNINGS PER SHARE	$0.56	$0.51	$1.10	$1.14

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Net income	$2,034	$1,839
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	2,032	(4,779)
Tax effect	(691)	1,624
Reclassification of gains recognized in net income	(509)	(254)
Tax effect	173	86
Other comprehensive income (loss):	1,005	(3,323)
Comprehensive Income (Loss)	$3,039	$(1,484)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Net income	$3,998	$4,147
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	4,556	(5,643)
Tax effect	(1,551)	1,918
Reclassification of gains recognized in net income	(603)	(392)
Tax effect	205	133
Other comprehensive income (loss):	2,607	(3,984)
Comprehensive Income	$6,605	$163

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2014
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2013	3,708,718	$371	$35,010	$60,798	64,628	$(1,713)	$(2,602)	$91,864
Net Income				3,998				3,998
Other comprehensive income							2,607	2,607
Cash dividends declared ($.60 per share)				(2,183)				(2,183)
Acquisition of treasury stock					6,669	(179)		(179)
Stock options exercised			1		(550)	14		15
Tax benefit of stock options								-
Compensation expense related to stock options			80					80

Balance, June 30, 2014	3,708,718	$371	$35,091	$62,613	70,747	$(1,878)	$5	$96,202

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,998	$4,147
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	840	1,600
Depreciation	294	299
Amortization of intangible assets	64	72
Deferred income taxes	(291)	32
Net amortization of securities premiums and discounts	424	565
Net realized gain on sales of securities	(603)	(392)
Gain on life insurance policy	(5)	(770)
Net increase in value of life insurance	(338)	(304)
Loss on sale of bank premises and equipment and foreclosed real estate	159	103
Net gain on sale of mortgage loans	(72)	(25)
Mortgage loans originated for sale	(2,228)	(1,609)
Proceeds from sale of mortgage loans originated for sale	2,300	1,634
Compensation expense related to stock options	80	79
(Increase) decrease in accrued interest receivable and other assets	(409)	141
Increase in accrued interest payable and other liabilities	443	474
Net cash provided by operating activities	4,656	6,046

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	31,865	15,299
Proceeds from maturities and principal reductions on mortgage-backed securities	8,001	12,813
Purchases	(32,528)	(39,680)
Proceeds from maturities on securities held to maturity	175	-
Purchase of FHLB stock	(751)	-
Redemption of FHLB stock	1,191	103
Net increase in loans	(3,730)	(6,066)
Proceeds from life insurance policy	75	1,859
Purchase of bank premises and equipment	(79)	(179)
Proceeds from sale of bank premises and equipment and foreclosed real estate	140	216
Net cash provided by (used in) investing activities	4,359	(15,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,532	25,725
Net (decrease) increase in short-term borrowings	(11,905)	3,378
Repayments of other borrowings	(778)	(5,337)
Proceeds from other borrowings	-	3,000
Stock options exercised	14	180
Tax benefit of stock options exercised	1	16
Acquisition of treasury stock	(179)	(319)
Cash dividends paid	(2,185)	(2,052)
Net cash (used in) provided by financing activities	(1,500)	24,591
Increase in cash and cash equivalents	7,515	15,002

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,863	12,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,378	$27,297

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,713	$2,073
Income taxes paid, net of refunds	1,337	1,110
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	3,583	786

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.         Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC, and WTRO Properties, Inc.   All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Basic EPS weighted average shares outstanding	3,643	3,621	3,643	3,624
Dilutive effect of stock options	10	13	10	13
Diluted EPS weighted average shares outstanding	3,653	3,634	3,653	3,637

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 20,700 and 0 as of June 30, 2014 and 2013, respectively, based upon the closing prices of Norwood common stock of $28.50 and $29.00 per share on June 30, 2014 and 2013, respectively.

3.         Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the annual meeting on April 25, 2006 and the Norwood Financial Corp 2014 Equity Incentive Plan at the Annual Meeting held on April 22, 2014.  No awards were granted during the six month period ending June 30, 2014. As of June 30, 2014, there was $77,000 of total unrecognized compensation cost related to non-vested options granted in 2013 under the 2006 Stock Option Plan, which will be fully amortized by December 31, 2014.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2014	219,540	$26.64	6.1	Yrs.	$147
Granted	-	-	-	Yrs.	-
Exercised	550	27.05	8.5	Yrs.	15
Forfeited	-	-	-	Yrs.	-
Outstanding at June 30, 2014	218,990	$26.64	5.5	Yrs.	$411

Exercisable at June 30, 2014	191,490	$26.58	4.9	Yrs.	$370

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.50 as of June 30, 2014 and $26.90 as of December 31, 2013.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and six months ended June 30, 2014 and 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive income before reclassification	3,005
Amount reclassified from accumulated other comprehensive income	(398)
Total other comprehensive income	2,607
Balance as of June 30, 2014	$5

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(3,725)
Amount reclassified from accumulated other comprehensive income	(259)
Total other comprehensive loss	(3,984)
Balance as of June 30, 2013	$(1,187)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2014	$(1,000)
Other comprehensive income before reclassification	1,341
Amount reclassified from accumulated other comprehensive income	(336)
Total other comprehensive income	1,005
Balance as of June 30, 2014	$5

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2013	$2,135
Other comprehensive loss before reclassification	(3,154)
Amount reclassified from accumulated other comprehensive income	(168)
Total other comprehensive loss	(3,322)
Balance as of June 30, 2013	$(1,187)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2014 and 2013:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income	Income (a)		Presented

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2014	2013
Unrealized gains on available for sale securities	$509	$254	Net realized gains on sales of securities
	(173)	(86)	Income tax expense
	$336	$168	Net of tax

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2014	2013
Unrealized gains on available for sale securities	$603	$392	Net realized gains on sales of securities
	(205)	(133)	Income tax expense
	$398	$259	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2014	2013

Unfunded availability under loan commitments	$22,851	$25,772
Unfunded commitments under lines of credit	43,019	46,597
Standby letters of credit	5,668	6,991
	$71,538	$79,360

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2014 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$26,941	$23	$(438)	$26,526
States and political subdivisions	58,785	1,485	(378)	59,892
Corporate obligations	6,457	137	(11)	6,583
Mortgage-backed securities-
government sponsored entities	62,437	208	(1,074)	61,571
Equity securities-financial services	292	63	(2)	353
	$154,912	$1,916	$(1,903)	$154,925

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$34,471	$-	$(1,058)	$33,413
States and political subdivisions	60,174	650	(1,794)	59,030
Corporate obligations	3,667	84	(40)	3,711
Mortgage-backed securities-government
sponsored entities	63,467	81	(1,898)	61,650
Equity securities-financial services	293	50	(15)	328
	$162,072	$865	$(4,805)	$158,132
Held to Maturity:
States and political subdivisions	$174	$3	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$998	$(2)	$19,002	$(436)	$20,000	$(438)
States and political subdivisions	3,903	(20)	12,201	(358)	16,104	(378)
Corporate Obligations	-	-	1,159	(11)	1,159	(11)
Mortgage-backed securities-government sponsored agencies	8,929	(74)	25,672	(1,000)	34,601	(1,074)
Equity securities - financial services	183	(2)	-	-	183	(2)
	$14,013	$(98)	$58,034	$(1,805)	$72,047	$(1,903)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$32,481	$(990)	$932	$(68)	$33,413	$(1,058)
States and political subdivisions	26,281	(1,415)	4,228	(379)	30,509	(1,794)
Corporate obligations	1,145	(40)	-	-	1,145	(40)
Mortgage-backed securities-government sponsored agencies	47,014	(1,524)	7,478	(374)	54,492	(1,898)
Equity securities - financial services	170	(15)	-	-	170	(15)
	$107,091	$(3,984)	$12,638	$(821)	$119,729	$(4,805)

At June 30, 2014, the Company has 15 debt securities in an unrealized loss position in the less than twelve months category and 67 debt securities in the twelve months or more category.  Additionally, the Company holds one equity security in an unrealized loss position in the less than twelve months category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2014.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$250	$254
Due after one year through five years	17,721	17,693
Due after five years through ten years	26,137	25,964
Due after ten years	48,075	49,090

Mortgage-backed securities-government sponsored agencies	62,437	61,571
	$154,620	$154,572

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Gross realized gains	$523	$254	$617	$410
Gross realized losses	(14)	-	(14)	(18)
Net realized gain	$509	$254	$603	$392
Proceeds from sales of securities	$19,785	$7,896	$31,865	$15,299

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	June 30, 2014		December 31, 2013
Real Estate-Residential	$155,995	31.0%	$158,842	31.6%
Commercial	268,711	53.5	273,144	54.2
Construction	20,630	4.1	20,551	4.1
Commercial, financial and agricultural	40,357	8.0	35,745	7.1
Consumer loans to individuals	17,062	3.4	15,295	3.0
Total loans	502,755	100.0%	503,577	100.0%
Deferred fees, net	(439)		(480)
Total loans receivable	502,316		503,097
Allowance for loan losses	(5,611)		(5,708)
Net loans receivable	$496,705		$497,389

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30 (in thousands):

	2014	2013
Balance at beginning of period	$20	$76
Accretion	(12)	(42)
Reclassification and other	-	-
Balance at end of period	$8	$34

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2014	December 31, 2013

Outstanding Balance	$1,082	$1,110
Carrying Amount	$1,074	$1,090

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and June 30, 2014.  Adjustments to the allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of May 31, 2011 have been accounted for through the allowance for loan loss adequacy calculation. There has been no allowance for loan losses on these loans reversed.  For loans that were acquired without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2014	(In thousands)

Individually evaluated for impairment	$-	$7,509	$-	$-	$-	$7,509
Loans acquired with deteriorated credit quality	233	841	-	-	-	1,074
Collectively evaluated for impairment	155,762	260,361	20,630	40,357	17,062	494,172
Total Loans	$155,995	$268,711	$20,630	$40,357	$17,062	$502,755

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2013

Individually evaluated for impairment	$-	$11,519	$-	$-	$-	$11,519
Loans acquired with deteriorated credit quality	242	848	-	-	-	1,090
Collectively evaluated for impairment	158,600	260,777	20,551	35,745	15,295	490,968
Total Loans	$158,842	$273,144	$20,551	$35,745	$15,295	$503,577

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2014		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$233	$241	$-
Commercial	6,178	6,657	-
Subtotal	6,411	6,898	-
With an allowance recorded:
Real Estate Loans
Commercial	2,172	2,882	209
Subtotal	2,172	2,882	-
Total:
Real Estate Loans
Residential	233	241	-
Commercial	8,350	9,539	209
Total Impaired Loans	$8,583	$9,780	$209

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2013		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$242	$251	$-
Commercial	10,644	14,400	-
Subtotal	10,886	14,651	-
With an allowance recorded:
Real Estate Loans
Commercial	1,723	1,723	53
Subtotal	1,723	1,723	53
Total:
Real Estate Loans
Residential	242	251	-
Commercial	12,367	16,123	53
Total Impaired Loans	$12,609	$16,374	$53

The following information for impaired loans is presented (in thousands) for the six months ended June 30, 2014 and 2013:

	Average Recorded		Interest Income
	Investment		Recognized
	2014	2013	2014	2013
Total:
Real Estate Loans
Residential	$237	$258	$2	$2
Commercial	8,220	10,359	99	17
Total Loans	$8,457	$10,617	$101	$19

The following information for impaired loans is presented (in thousands) for the three months ended June 30, 2014 and 2013:

	Average Recorded		Interest Income
	Investment		Recognized
	2014	2013	2014	2013
Total:
Real Estate Loans
Residential	$235	$252	$1	$1
Commercial	8,116	10,165	42	-
Total Loans	$8,351	$10,417	$43	$1

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2014, troubled debt restructured loans totaled $5.3 million and resulted in specific reserves of $209,000.  As of December 31, 2013, troubled debt restructured loans totaled $9.2 million and resulted in specific reserves of $53,000.  For the period ended June 30, 2014, there were no new loans identified as troubled debt restructurings, nor were there any loan modifications classified as troubled debt restructurings that subsequently defaulted during the period.  During 2013, one loan with a balance of $1.3 million was classified as a troubled debt restructuring.  The restructuring resulted in a decrease in the borrower’s debt but the remaining balance was classified as troubled debt since it would be unlikely that the borrower could obtain comparable financing elsewhere.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Company’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $1,000,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2014 and December 31, 2013 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
June 30, 2014
Commercial real estate loans	$250,854	$3,476	$14,381	$-	$268,711
Commercial loans	40,357	-	-	-	40,357
Total	$291,211	$3,476	$14,381	$-	$309,068

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
December 31, 2013
Commercial real estate loans	$250,566	$3,651	$18,927	$-	$273,144
Commercial loans	35,745	-	-	-	35,745
Total	$286,311	$3,651	$18,927	$-	$308,889

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

	Performing	Nonperforming	Total
June 30, 2014
Residential real estate loans	$154,277	$1,718	$155,995
Construction	20,630	-	20,630
Consumer loans	17,062	-	17,062
Total	$191,969	$1,718	$193,687

	Performing	Nonperforming	Total
December 31, 2013
Residential real estate loans	$157,138	$1,704	$158,842
Construction	20,551	-	20,551
Consumer loans	15,295	-	15,295
Total	$192,984	$1,704	$194,688

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2014 and December 31, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2014
Real Estate loans
Residential	$153,384	$853	$40	$-	$1,718	$2,611	$155,995
Commercial	262,068	434	423	-	5,786	6,643	268,711
Construction	20,630	-	-	-	-	-	20,630
Commercial loans	40,337	19	1	-	-	20	40,357
Consumer loans	16,977	63	22	-	-	85	17,062
Total	$493,396	$1,369	$486	$-	$7,504	$9,359	$502,755

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2013
Real Estate loans
Residential	$156,066	$1,018	$54	$-	$1,704	$2,776	$158,842
Commercial	263,837	977	487	-	7,843	9,307	273,144
Construction	20,551	-	-	-	-	-	20,551
Commercial loans	35,717	28	-	-	-	28	35,745
Consumer loans	15,228	57	10	-	-	67	15,295
Total	$491,399	$2,080	$551	$-	$9,547	$12,178	$503,577

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(98)	(829)	-	-	(27)	(954)
Recoveries	-	-	-	-	17	17
Provision Expense	(149)	1,704	(693)	(5)	(17)	840
Ending balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611
Ending balance individually evaluated for impairment	$-	$209	$-	$-	$-	$209
Ending balance collectively evaluated for impairment	$1,194	$3,691	$205	$179	$133	$5,402

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2014	$1,332	$3,842	$231	$184	$138	$5,727
Charge Offs	(23)	(500)	-	-	(16)	(539)
Recoveries	-	-	-	-	3	3
Provision Expense	(115)	558	(26)	(5)	8	420
Ending balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(390)	(928)	-	-	(46)	(1,364)
Recoveries	-	-	-	-	11	11
Provision Expense	357	1,063	244	(76)	12	1,600
Ending balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,764	$3,318	$363	$147	$157	$5,749

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2013	$1,974	$3,290	$124	$176	$162	$5,726
Charge Offs	(140)	(615)	-	-	(27)	(782)
Recoveries	-	-	-	-	5	5
Provision Expense	(70)	643	239	(29)	17	800
Ending balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749

The Company’s primary business activity as of June 30, 2014 and December 31, 2013 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2014, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, automobile dealers, property owners associations and resorts with loans outstanding of $37.1 million, or 42.3% of capital, to the hospitality lodging industry, $14.1 million, or 16.1% of capital to automobile dealers, $12.1 million, or 13.9% of capital, to property owners associations and $9.1 million, or 10.3% of capital, to the resort industry.  During 2014, the Company recorded a write down of $300,000 on a motel property.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $72,000 and $0, respectively, in the first six months of 2014 compared to $32,000 and $7,000, respectively, in the same period in 2013.  The proceeds from the sales of residential mortgage loans totaled $2.3 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $28,000 and $0, respectively, for the three months ended June 30, 2014 compared to $14,000 and $0, respectively, in the same period in 2013.  The proceeds from the sales of residential mortgage loans totaled $1.1 million and $523,000 for the three months ended June 30, 2014 and 2013, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2014
Available for Sale:
US Government agencies	$26,526	$-	$26,526	$-
States and political subdivisions	59,892	-	59,892	-
Corporate obligations	6,583	-	6,583	-
Mortgage-backed securities-government
sponsored agencies	61,571	-	61,571	-
Equity securities-financial services	353	353	-	-
Total	$154,925	$353	$154,572	$-

December 31, 2013
Available for Sale:
US Government agencies	$33,413	$-	$33,413	$-
States and political subdivisions	59,030	-	59,030	-
Corporate obligations	3,711	-	3,711	-
Mortgage-backed securities-government
sponsored agencies	61,650	-	61,650	-
Equity securities-financial services	328	328	-	-
Total	$158,132	$328	$157,804	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement Reporting Date using

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2014
Impaired Loans	$8,374	$-	$-	$8,374
Foreclosed Real Estate Owned	4,293	-	-	4,293

December 31, 2013
Impaired Loans	$12,556	$-	$-	$12,556
Foreclosed Real Estate Owned	1,009	-	-	1,009

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2014
Impaired loans	$8,374	Appraisal of collateral(1)	Appraisal adjustments(2)	10%

Foreclosed real estate owned	$4,293	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013
Impaired loans	$12,556	Appraisal of collateral(1)	Appraisal adjustments(2)	10-15%(10.67%)

Foreclosed real estate owned	$1,009	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the fair value investment in impaired loans totaled $8,583,000 which included two loans for $2,172,000 for which a valuation allowance of $209,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and sixteen loans for $6,411,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of June 30, 2014, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,189,000 over the life of the loans.

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

The estimated fair values of the Bank’s financial instruments were as follows at June 30, 2014 and December 31, 2013. (In thousands)

	Fair Value Measurements at June 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,378	$15,378	$15,378	$-	$-
Securities	154,925	154,925	353	154,572	-
Loans receivable, net	496,705	510,997	-	-	510,997
Mortgage servicing rights	283	279	-	279	-
Regulatory Stock	2,437	2,437	2,437	-	-
Bank owned life insurance	18,002	18,002	18,002	-	-
Accrued interest receivable	2,405	2,405	2,405	-	-

Financial liabilities:
Deposits	554,714	555,373	356,665	-	198,708
Short-term borrowings	38,009	38,009	38,009	-	-
Other borrowings	22,983	24,625	-	-	24,625
Accrued interest payable	937	937	937	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,863	$7,863	$7,863	$-	$-
Securities	158,306	158,309	328	157,981	-
Loans receivable, net	497,389	506,113	-	-	506,113
Mortgage servicing rights	289	289	-	289	-
Regulatory stock	2,877	2,877	2,877	-	-
Bank owned life insurance	17,790	17,790	17,790	-	-
Accrued interest receivable	2,422	2,422	2,422	-	-

Financial liabilities:
Deposits	541,182	542,123	329,753	-	212,370
Short-term borrowings	49,914	49,914	49,914	-	-
Other borrowings	23,761	25,923	-	-	25,923
Accrued interest payable	1,022	1,022	1,022	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9.   New and Recently Adopted Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update affect the scope, measurement, and disclosure requirements for investment companies under U.S. GAAP. The amendments do all of the following: (1) change the approach to the investment company assessment in Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (2) require an investment company to measure noncontrolling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (3) require the following additional disclosures: (a) the fact that the entity is an investment company and is applying the guidance in Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. The amendments in this Update are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. This Update did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  This Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at June 30, 2014 and December 31, 2013 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2014.

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

Changes in Financial Condition

General

Total assets as of June 30, 2014 were $716.9 million compared to $711.2 million as of December 31, 2013, an increase of $5.7 million due primarily to an increase in cash and cash equivalents resulting from an increase in cash from new deposits which exceeded the cash needed to fund new loans and investments.

Securities

The fair value of securities available for sale as of June 30, 2014 was $154.9 million compared to $158.1 million as of December 31, 2013.  The Company purchased $32.5 million of securities principally using the proceeds from $39.9 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

US Government agencies	$26,526	17.1%	$33,413	21.1%
States and political subdivisions	59,892	38.7	59,204	37.4
Corporate obligations	6,583	4.3	3,711	2.3
Mortgage-backed securities-
government sponsored entities	61,571	39.7	61,650	39.0
Equity securities-financial services	353	0.2	328	0.2
Total	$154,925	100.0%	$158,306	100.0%

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

Loans

Loans receivable totaled $502.3 million at June 30, 2014 compared to $503.1 million as of December 31, 2013.  The $800,000 decrease recorded in the six month period ending June 30, 2014 was attributed to a $4.4 million decrease in commercial real estate loans and a $2.8 million decrease in residential mortgage loans.  Commercial loans increased $4.6 million during the period while all other loans increased $1.8 million.

The allowance for loan losses totaled $5,611,000 as of June 30, 2014 and represented 1.12% of total loans, compared to $5,708,000, or 1.13% of total loans, at December 31, 2013, and $5,749,000, or 1.20% of total loans, as of June 30, 2013.  The Company had net charge-offs for the six months ended June 30, 2014 of $937,000 compared to $1,353,000 in the corresponding period in 2013.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2014 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2014, non-performing loans totaled $7.5 million, or 1.49% of total loans compared to $9.5 million, or 1.90% of total loans at December 31, 2013. At June 30, 2014, non-performing assets totaled $11.8 million, or 1.65%, of total assets compared to $10.6 million, or 1.48%, of total assets at December 31, 2013.  The increase reflects the transfer of six properties into foreclosed real estate owned with a carrying value of $3.6 million less any dispositions or write-downs on properties carried as of December 31, 2013.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2014		December 31, 2013
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$-
Real Estate	7,504		9,547
Total non-accrual loans *	7,504		9,547

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	7,504		9,547
Foreclosed real estate	4,293		1,009
Total non-performing assets	$11,797		$10,556
Allowance for loans losses	$5,611		$5,708
Coverage of non-performing loans	0.75	x	0.60	x
Non-performing loans to total loans	1.49%		1.90%
Non-performing loans to total assets	1.05%		1.34%
Non-performing assets to total assets	1.65%		1.48%

*Includes non-accrual TDRs of $3.6 million as of June 30, 2014 and $6.2 million on December 31, 2013. The Company also had $1.7 million and $3.0 million of accruing TDRs on those dates.

Deposits

During the period, total deposits increased $13.5 million due primarily to a $12.8 million increase in NOW and money market accounts and an $11.3 million increase in non-interest bearing demand deposits.  The $13.4 million decrease in time deposits includes an $11.5 million decrease in certificates of deposit over $100,000 as municipalities utilized funds to meet cash flow needs.  All other deposit products increased $2.8 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2014	December 31, 2013

Non-interest bearing demand	$103,954	$92,684
Interest bearing demand	51,514	45,444
Money market deposit accounts	129,139	122,423
Savings	72,058	69,202
Time deposits <$100,000	129,893	131,793
Time deposits >$100,000	68,156	79,636

Total	$554,714	$541,182

Borrowings

Short-term borrowings as of June 30, 2014 totaled $38.0 million compared to $49.9 million as of December 31, 2013.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $11.9 million principally due to the seasonality of municipal cash management accounts and a reduced level of overnight borrowings due to loan payoffs.

Other borrowings consisted of the following:

(dollars in thousands)

	June 30, 2014	December 31, 2013
Notes with the FHLB:
Fixed rate note due July 2015 at 4.34%	$7,207	$7,301
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January, 2018 at 0.91%	2,164	2,460
Amortizing fixed rate borrowing due December, 2018 at 1.425%	3,612	4,000
	$22,983	$23,761

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 19 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $207,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $22.9 million as of June 30, 2014 compared to $22.8 million as of December 31, 2013.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

(in thousands)
	June 30, 2014	December 31, 2013

Unfunded availability under loan commitments	$22,851	$22,845
Unfunded commitments under lines of credit	43,019	42,575
Standby letters of credit	5,668	5,701

	$71,538	$71,121

Stockholders’ Equity and Capital Ratios

As of June 30, 2014, stockholders’ equity totaled $96.2 million, compared to $91.9 million as of December 31, 2013.   The net change in stockholders’ equity included $4.0 million of net income that was partially offset by $2.2 million of dividends declared, a $179,000 reduction due to an increase in Treasury Stock, and a $95,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $2.6 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2014	December 31, 2013
Tier 1 Capital
(To average assets)	12.28%	12.09%
Tier 1 Capital
(To risk-weighted assets)	16.70%	16.53%
Total Capital
(To risk-weighted assets)	17.79%	17.66%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB).  The Bank is also subject to more stringent Pennsylvania Department of Banking and Securities (PDB&S) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB&S utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB&S capital requirements as of June 30, 2014 and December 31, 2013.

Liquidity

As of June 30, 2014, the Company had cash and cash equivalents of $15.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $154.9 million which could be used for liquidity needs.  This totals $170.3 million of liquidity and represents 23.8% of total assets compared to $166.0 million and 23.3% of total assets as of December 31, 2013.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2014 and December 31, 2013.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  Borrowings under this line were $0 and $13.4 million at June 30, 2014 and December 31, 2013, respectively.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2015.  There were no borrowings under this line as of June 30, 2014 and December 31, 2013.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2014 and December 31, 2013.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of June 30, 2014 and December 31, 2013.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $279,499,000 as of June 30, 2014, of which $22,800,000 and $37,200,000 was outstanding at June 30, 2014 and December 31, 2013, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 39 and 43.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$2,442	$1	0.16%	$15,421	$9	0.23%
Securities held-to-maturity (1)	58	1	6.90	173	4	9.25
Securities available for sale:
Taxable	98,487	513	2.08	90,653	396	1.75
Tax-exempt (1)	61,561	776	5.04	57,090	726	5.09
Total securities available for sale (1)	160,048	1,289	3.22	147,743	1,122	3.04
Loans receivable (1) (4) (5)	500,851	6,003	4.79	481,366	6,207	5.16
Total interest earning assets	663,399	7,294	4.40	644,703	7,342	4.56
Non-interest earning assets:
Cash and due from banks	8,467			9,232
Allowance for loan losses	(5,873)			(5,847)
Other assets	44,171			43,314
Total non-interest earning assets	46,765			46,699
Total Assets	$710,164			$691,402
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$177,153	$78	0.18	$175,119	$103	0.24
Savings	71,718	8	0.04	69,544	9	0.05
Time	204,103	532	1.04	209,638	607	1.16
Total interest bearing deposits	452,974	618	0.55	454,301	719	0.63
Short-term borrowings	38,391	20	0.21	27,347	15	0.22
Other borrowings	23,185	167	2.88	23,109	178	3.08
Total interest bearing liabilities	514,550	805	0.63	504,757	912	0.72
Non-interest bearing liabilities:
Demand deposits	95,444			88,908
Other liabilities	4,128			3,989
Total non-interest bearing liabilities	99,572			92,897
Stockholders' equity	96,042			93,748
Total Liabilities and Stockholders' Equity	$710,164			$691,402

Net interest income (tax equivalent basis)		6,489	3.77%		6,430	3.83%
Tax-equivalent basis adjustment		(334)			(286)
Net interest income		$6,155			$6,144
Net interest margin (tax equivalent basis)			3.91%			3.99%

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

	Increase/(Decrease)
	Three months ended June 30, 2014 Compared to
	Three months ended June 30, 2013
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(6)	$(2)	$(8)
Securities held to maturity	(2)	(1)	(3)
Securities available for sale:
Taxable	36	81	117
Tax-exempt securities	91	(41)	50
Total securities	127	40	167
Loans receivable	1,202	(1,406)	(204)
Total interest earning assets	1,321	(1,369)	(48)

Interest bearing liabilities:
Interest-bearing demand and money market	8	(33)	(25)
Savings	2	(3)	(1)
Time	(16)	(59)	(75)
Total interest bearing deposits	(6)	(95)	(101)
Short-term borrowings	10	(5)	5
Other borrowings	4	(15)	(11)
Total interest bearing liabilities	8	(115)	(107)
Net interest income (tax-equivalent basis)	$1,313	$(1,254)	$59

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2014 to June 30, 2013

General

For the three months ended June 30, 2014, net income totaled $2,034,000 compared to $1,839,000 earned in the similar period in 2013.  The increase in net income for the three months ended June 30, 2014 was due primarily to a $280,000 increase in gains on sales of loans and securities as well as a $380,000 decrease in the provision for loan losses, some of which was offset by higher foreclosed real estate costs.  Earnings per share for the current period were $.56 for basic and fully diluted compared to $.51 per basic and fully diluted share for the three months ended June 30, 2013.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2014 were 1.15% and 8.49%, respectively, compared to 1.07% and 7.87%, respectively, for the similar period in 2013.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2014 to June 30, 2013
Net income three months ended June 30, 2013	$1,839
Change due to:
Net interest income	11
Provision for loan losses	380
Gain on sales of loans and securities	280
Earnings and proceeds on bank-owned life insurance	27
Other income	(51)
Salaries and employee benefits	(48)
Occupancy, furniture and equipment	32
Foreclosed real estate owned	(310)
All other expenses	(14)
Income tax expense	(112)

Net income three months ended June 30, 2014	$2,034

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2014 totaled $6,489,000 which was $59,000 higher than the comparable period in 2013.  The increase in net interest income largely reflects the improved mix and growth of the balance sheet which offset the reduced earnings on loans due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.77% and 3.91%, respectively, for the three months ended June 30, 2014 compared to 3.83% and 3.99%, respectively, for the similar period in 2013.

Interest income (fte) totaled $7,294,000 with a yield on average earning assets of 4.40% compared to $7,342,000 and 4.56% for the 2013 period. Average loans increased $19.5 million over the comparable period of last year but a 37 basis point reduction in the yield earned resulted in a $204,000 reduction in fte loan income.  The yield on securities improved 18 basis points, resulting in a $167,000 increase in earnings, to partially offset the reduced earnings on loans.  Average earning assets totaled $663.4 million for the three months ended June 30, 2014, an increase of $18.7 million over the average for the similar period in 2013.  This increase in average earning assets helped offset the decline in loan yields.

Interest expense for the three months ended June 30, 2014 totaled $805,000 at an average cost of 0.63% compared to $912,000 and 0.72% for the similar period in 2013.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.04% from 1.16% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2014 was $420,000 compared to $800,000 for the three months ended June 30, 2013.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $537,000 for the quarter ended June 30, 2014 compared to $777,000 for the similar period in 2013.

Other Income

Other income totaled $1,468,000 for the three months ended June 30, 2014 compared to $1,212,000 for the similar period in 2013.  Net gains from the sale of loans and securities increased $280,000 compared to the same period of 2013 due to increased activity. All other items of other income decreased $24,000, net, compared to the second quarter of last year.

Other Expense

Other expense for the three months ended June 30, 2014 totaled $4,473,000 or $340,000 higher than the same period of 2013.  Costs associated with foreclosed real estate properties increased $310,000 while all other operating expenses increased $30,000, net.

Income Tax Expense

Income tax expense totaled $696,000 for an effective tax rate of 25.5% for the period ending June 30, 2014 compared to $584,000 for an effective tax rate of 24.1% for the similar period in 2013.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$1,652	$2	0.24%	$9,733	$12	0.25%
Securities held-to-maturity (1)	115	4	6.96	173	7	8.09
Securities available for sale:
Taxable	99,160	1,001	2.02	90,301	796	1.76
Tax-exempt (1)	60,780	1,529	5.03	56,038	1,432	5.11
Total securities available for sale (1)	159,940	2,530	3.16	146,339	2,228	3.04
Loans receivable (1) (4) (5)	500,518	12,043	4.81	479,777	12,438	5.18
Total interest earning assets	662,225	14,579	4.40	636,022	14,685	4.62
Non-interest earning assets:
Cash and due from banks	8,055			9,035
Allowance for loan losses	(5,879)			(5,714)
Other assets	43,193			43,754
Total non-interest earning assets	45,369			47,075
Total Assets	$707,594			$683,097
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$172,733	$157	0.18	$171,337	$214	0.25
Savings	70,845	17	0.05	69,362	26	0.07
Time	207,305	1,079	1.04	209,836	1,233	1.18
Total interest bearing deposits	450,883	1,253	0.56	450,535	1,473	0.65
Short-term borrowings	40,150	42	0.21	24,756	27	0.22
Other borrowings	23,379	333	2.85	23,917	368	3.08
Total interest bearing liabilities	514,412	1,628	0.63	499,208	1,868	0.75
Non-interest bearing liabilities:
Demand deposits	94,027			86,278
Other liabilities	4,062			4,031
Total non-interest bearing liabilities	98,089			90,309
Stockholders' equity	95,093			93,580
Total Liabilities and Stockholders' Equity	$707,594			$683,097

Net interest income (tax equivalent basis)		12,951	3.77%		12,817	3.87%
Tax-equivalent basis adjustment		(651)			(572)
Net interest income		$12,300			$12,245
Net interest margin (tax equivalent basis)			3.91%			4.03%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2014 Compared to
	Six months ended June 30, 2013
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(10)	$-	$(10)
Securities held to maturity	(2)	(1)	(3)
Securities available for sale:
Taxable	83	122	205
Tax-exempt securities	157	(60)	97
Total securities	240	62	302
Loans receivable	1,195	(1,590)	(395)
Total interest earning assets	1,423	(1,529)	(106)

Interest bearing liabilities:
Interest-bearing demand and money market	5	(62)	(57)
Savings	5	(11)	(9)
Time	(15)	(139)	(154)
Total interest bearing deposits	(8)	(212)	(220)
Short-term borrowings	18	(3)	15
Other borrowings	(8)	(27)	(35)
Total interest bearing liabilities	2	(242)	(240)
Net interest income (tax-equivalent basis)	$1,421	$(1,287)	$134

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Six Months Ended June 30, 2014 to June 30, 2013

General

For the six months ended June 30, 2014, net income totaled $3,998,000 compared to $4,147,000 earned in the similar period in 2013.  The decrease in net income for the six months ended June 30, 2014 was due primarily to a $730,000 decrease in earnings and proceeds on bank-owned life insurance as well as a $184,000 increase in foreclosed real estate costs and a $225,000 increase in income tax expense.  A reduced loan loss provision and higher gains from the sale of loans and securities partially offset the negative variances. Earnings per share for the current period were $1.10 for basic and fully diluted compared to $1.15 for basic and $1.14 per share diluted for the six months ended June 30, 2013.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2014 were 1.14% and 8.48%, respectively, compared to 1.22% and 8.94%, respectively, for the similar period in 2013.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2014 to June 30, 2013
Net income six months ended June 30, 2013	$4,147
Change due to:
Net interest income	55
Provision for loan losses	760
Gain on sales of loans and securities	274
Earnings and proceeds on bank-owned life insurance	(730)
Other income	(112)
Salaries and employee benefits	(1)
Occupancy, furniture and equipment	(17)
Foreclosed real estate owned	(184)
All other expenses	31
Income tax expense	(225)

Net income six months ended June 30, 2014	$3,998

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2014 totaled $12,951,000 which was $134,000 higher than the comparable period in 2013.  The increase in net interest income largely reflects the improved mix and growth of the balance sheet which offset the reduced earnings on loans due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.77% and 3.91%, respectively, for the six months ended June 30, 2014 compared to 3.87% and 4.03%, respectively, for the similar period in 2013.

Interest income (fte) totaled $14,579,000 with a yield on average earning assets of 4.40% compared to $14,685,000 and 4.62% for the 2013 period. Average loans increased $20.7 million over the comparable period of last year but a 37 basis point reduction in the yield earned resulted in a $395,000 reduction in fte loan income.  The yield on securities improved 12 basis points, resulting in a $302,000 increase in earnings, to partially offset the reduced earnings on loans.  Average earning assets totaled $662.2 million for the six months ended June 30, 2014, an increase of $26.2 million over the average for the similar period in 2013.  This increase in average earning assets helped offset the decline in loan yields.

Interest expense for the six months ended June 30, 2014 totaled $1,628,000 at an average cost of 0.63% compared to $1,868,000 and 0.75% for the similar period in 2013.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.04% from 1.18% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2014 was $840,000 compared to $1,600,000 for the six months ended June 30, 2013.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $937,000 for the six months ended June 30, 2014 compared to $1,353,000 for the similar period in 2013.

Other Income

Other income totaled $2,521,000 for the six months ended June 30, 2014 compared to $3,089,000 for the similar period in 2013.  The decrease was due primarily to $770,000 of non-recurring income from insurance proceeds received in 2013. Net gains from the sale of loans and securities increased $274,000 compared to the same period of 2013 to partially offset the lower level of insurance income. All other items of other income decreased $112,000, net, compared to the same period of last year.

Other Expense

Other expense for the six months ended June 30, 2014 totaled $8,605,000 or $171,000 higher than the same period of 2013.  Costs associated with foreclosed real estate properties increased $184,000 while all other operating expenses decreased $13,000, net.

Income Tax Expense

Income tax expense totaled $1,378,000 for an effective tax rate of 25.6% for the period ending June 30, 2014 compared to $1,153,000 for an effective tax rate of 21.8% for the similar period in 2013.  The reduced tax rate in 2013 reflects a higher level of insurance proceeds which are exempt from income tax.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2014, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of June 30, 2014, the Company had a positive 90 day interest sensitivity gap of $69.9 million or 9.8% of total assets, compared to the $51.9 million or 7.3% of total assets as of December 31, 2013.  Rate sensitive assets repricing within 90 days increased $3.9 million due primarily to a $2.8 million increase in overnight liquidity and a $2.4 million increase in securities cashflow repricing within the period.  Rate sensitive liabilities decreased $14.1 million since year end due primarily to a $12.9 million decrease in borrowings and $3.6 million reduction in time deposits maturing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

June 30, 2014
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$3,182	$-	$-	$-	$3,182
Securities	10,356	25,883	32,336	86,350	154,925
Loans Receivable	133,096	114,135	141,193	113,892	502,316
Total RSA	$146,634	$140,018	$173,529	$200,242	$660,423

Non-maturity interest-bearing deposits	$40,446	$46,079	$121,840	$44,346	$252,711
Time Deposits	27,510	59,849	87,142	23,548	198,049
Other	8,773	14,193	35,709	2,317	60,992
Total RSL	$76,729	$120,121	$244,691	$70,211	$511,752

Interest Sensitivity Gap	$69,905	$19,897	$(71,162)	$130,031	$148,671
Cumulative Gap	69,905	89,802	18,640	148,671
RSA/RSL-cumulative	191.1%	145.6%	104.2%	129.1%

December 31, 2013

Interest Sensitivity Gap	$51,870	$11,886	$(48,607)	$124,416	$139,565
Cumulative Gap	51,870	63,756	15,149	139,565
RSA/RSL-cumulative	157.1%	128.7%	103.4%	126.7%

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

NORWOOD FINANCIAL CORP.

Date:	August 8, 2014	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)