Form 10-Q
period 2014-09-30
NORWOOD FINANCIAL CORP
filed 2014-11-07
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

N/A
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

Large accelerated filer[ ]               Accelerated filer [ X]
Non-accelerated filer [ ]            Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2014
Common stock, par value $0.10 per share	3,645,699

NORWOOD FINANCIAL CORP.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$13,105	$7,528
Interest bearing deposits with banks	158	335
Cash and cash equivalents	13,263	7,863

Securities available for sale, at fair value	158,701	158,132
Securities held to maturity, fair value 2013: $177	-	174

Loans receivable (net of unearned income)	500,844	503,097
Less: Allowance for loan losses	5,651	5,708
Net loans receivable	495,193	497,389
Regulatory stock, at cost	3,210	2,877
Bank premises and equipment, net	6,825	7,125
Bank owned life insurance	18,143	17,790
Accrued interest receivable	2,367	2,422
Foreclosed real estate owned	4,962	1,009
Goodwill	9,715	9,715
Other intangibles	418	510
Deferred tax asset	3,691	4,819
Other assets	1,725	1,409
TOTAL ASSETS	$718,213	$711,234

LIABILITIES
Deposits:
Non-interest bearing demand	$102,343	$92,684
Interest-bearing	445,995	448,498
Total deposits	548,338	541,182
Short-term borrowings	44,704	49,914
Other borrowings	22,592	23,761
Accrued interest payable	975	1,022
Other liabilities	4,197	3,491
TOTAL LIABILITIES	620,806	619,370

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,708,718 shares	371	371
Surplus	35,143	35,010
Retained earnings	63,637	60,798
Treasury stock at cost: 2014: 63,019 shares,
2013: 64,628 shares	(1,673)	(1,713)
Accumulated other comprehensive loss	(71)	(2,602)
TOTAL STOCKHOLDERS’ EQUITY	97,407	91,864
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,213	$711,234

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans receivable, including fees	$5,972	$6,202	$17,885	$18,557
Securities	968	939	2,981	2,685
Other	1	5	3	17
Total interest income	6,941	7,146	20,869	21,259

INTEREST EXPENSE
Deposits	600	701	1,852	2,174
Short-term borrowings	19	17	62	44
Other borrowings	168	158	501	525
Total interest expense	787	876	2,415	2,743
NET INTEREST INCOME	6,154	6,270	18,454	18,516
PROVISION FOR LOAN LOSSES	420	400	1,260	2,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,734	5,870	17,194	16,516

OTHER INCOME
Service charges and fees	587	614	1,746	1,834
Income from fiduciary activities	125	111	328	285
Net realized gains on sales of securities	301	198	904	590
(Losses) gains on sale of loans and servicing rights	(15)	(12)	50	(9)
Earnings and proceeds on bank owned life insurance	170	150	514	1,224
Other	94	155	241	381
Total other income	1,262	1,216	3,783	4,305

OTHER EXPENSES
Salaries and employee benefits	2,028	2,103	6,364	6,438
Occupancy, furniture & equipment, net	505	507	1,601	1,586
Data processing related	240	221	680	673
Taxes, other than income	161	179	488	531
Professional fees	136	139	475	498
Federal Deposit Insurance Corporation insurance assessment	104	114	320	335
Foreclosed real estate owned	271	217	733	494
Other	679	693	2,068	2,052
Total other expenses	4,124	4,173	12,729	12,607

INCOME BEFORE INCOME TAXES	2,872	2,913	8,248	8,214
INCOME TAX EXPENSE	754	777	2,132	1,930
NET INCOME	$2,118	$2,136	$6,116	$6,284

BASIC EARNINGS PER SHARE	$0.58	$0.59	$1.68	$1.73

DILUTED EARNINGS PER SHARE	$0.58	$0.59	$1.68	$1.73

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Net income	$2,118	$2,136
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	186	(385)
Tax effect	(63)	130
Reclassification of gains recognized in net income	(301)	(198)
Tax effect	102	68
Other comprehensive loss	(76)	(385)
Comprehensive Income	$2,042	$1,751

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Net income	$6,116	$6,284
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains (losses)	4,742	(6,028)
Tax effect	(1,614)	2,048
Reclassification of gains recognized in net income	(904)	(590)
Tax effect	307	201
Other comprehensive income (loss)	2,531	(4,369)
Comprehensive Income	$8,647	$1,915

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2014
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2013	3,708,718	$371	$35,010	$60,798	64,628	$(1,713)	$(2,602)	$91,864
Net Income				6,116				6,116
Other comprehensive income							2,531	2,531
Cash dividends declared ($.90 per share)				(3,277)				(3,277)
Acquisition of treasury stock					6,669	(179)		(179)
Stock options exercised			8		(8,278)	219		227
Tax benefit of stock options			5					5
Compensation expense related to stock options			120					120

Balance, September 30, 2014	3,708,718	$371	$35,143	$63,637	63,019	$(1,673)	$(71)	$97,407

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,116	$6,284
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,260	2,000
Depreciation	433	447
Amortization of intangible assets	92	104
Deferred income taxes	(179)	(36)
Net amortization of securities premiums and discounts	645	831
Net realized gain on sales of securities	(904)	(590)
Gain on life insurance policy	(5)	(770)
Net increase in value of life insurance	(509)	(454)
Loss on sale of bank premises and equipment and foreclosed real estate	182	290
Net gain on sale of mortgage loans	(72)	(25)
Mortgage loans originated for sale	(2,228)	(1,609)
Proceeds from sale of mortgage loans originated for sale	2,300	1,634
Compensation expense related to stock options	120	119
(Increase) decrease in accrued interest receivable and other assets	(157)	428
Increase in accrued interest payable and other liabilities	659	1,006
Net cash provided by operating activities	7,753	9,659

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	39,117	29,962
Proceeds from maturities and principal reductions on mortgage-backed securities	12,021	16,998
Purchases	(47,611)	(59,334)
Proceeds from maturities on securities held to maturity	175	-
Purchase of FHLB stock	(1,811)	-
Redemption of FHLB stock	1,478	489
Net increase in loans	(3,752)	(12,908)
Proceeds from life insurance policy	75	1,859
Purchase of bank premises and equipment	(145)	(371)
Proceeds from sale of bank premises and equipment and foreclosed real estate	547	333
Net cash provided by (used in) investing activities	94	(22,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,156	24,273
Net (decrease) increase in short-term borrowings	(5,210)	9,769
Repayments of other borrowings	(1,169)	(5,531)
Proceeds from other borrowings	-	3,000
Stock options exercised	227	320
Tax benefit of stock options exercised	5	23
Acquisition of treasury stock	(179)	(319)
Cash dividends paid	(3,277)	(3,103)
Net cash (used in) provided by financing activities	(2,447)	28,432
Increase in cash and cash equivalents	5,400	15,119

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,863	12,295
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,263	$27,414

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,462	$2,910
Income taxes paid, net of refunds	2,016	1,664
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$4,670	$787

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Basic EPS weighted average shares outstanding	3,642	3,626	3,641	3,624
Dilutive effect of stock options	10	12	10	13
Diluted EPS weighted average shares outstanding	3,652	3,638	3,651	3,637

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 19,600 as of September 30, 2014 based upon the closing price of Norwood common stock of $28.60 per share on September 30, 2014. There were no anti-dilutive shares at September 30, 2013 based on Norwood’s closing price of $28.95.

3.         Stock-Based Compensation

The Company’s shareholders approved the Norwood Financial Corp 2006 Stock Option Plan at the Annual Meeting held on April 25, 2006 and the Norwood Financial Corp 2014 Equity Incentive Plan at the Annual Meeting held on April 22, 2014.  No awards were granted during the nine month period ending September 30, 2014. As of September 30, 2014, there was $37,000 of total unrecognized compensation cost related to non-vested options granted in 2013 under the 2006 Stock Option Plan, which will be fully amortized by December 31, 2014.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		(000)

Outstanding at January 1, 2014	219,540	$26.64	6.1	Yrs.	$147
Granted	-	-	-		-
Exercised	8,278	27.49	3.3		15
Forfeited	-	-	-		-
Outstanding at September 30, 2014	211,262	26.61	5.3		422

Exercisable at September 30, 2014	183,762	$26.54	4.8	Yrs.	$379

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.60 as of September 30, 2014 and $26.90 as of December 31, 2013.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and nine months ended September 30, 2014 and 2013:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive income before reclassification	3,128
Amount reclassified from accumulated other comprehensive income	(597)
Total other comprehensive income	2,531
Balance as of September 30, 2014	$(71)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2012	$2,797
Other comprehensive loss before reclassification	(3,980)
Amount reclassified from accumulated other comprehensive income	(389)
Total other comprehensive loss	(4,369)
Balance as of September 30, 2013	$(1,572)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2014	$5
Other comprehensive income before reclassification	123
Amount reclassified from accumulated other comprehensive income	(199)
Total other comprehensive loss	(76)
Balance as of September 30, 2014	$(71)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2013	$(1,187)
Other comprehensive loss before reclassification	(255)
Amount reclassified from accumulated other comprehensive income	(130)
Total other comprehensive loss	(385)
Balance as of September 30, 2013	$(1,572)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2014 and 2013:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income	Income (a)		Presented

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2014	2013
Unrealized gains on available for sale securities	$301	$198	Net realized gains on sales of securities
	(102)	(68)	Income tax expense
	$199	$130	Net of tax

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2014	2013
Unrealized gains on available for sale securities	$904	$590	Net realized gains on sales of securities
	(307)	(201)	Income tax expense
	$597	$389	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2014	2013

Unfunded availability under loan commitments	$26,495	$23,223
Unfunded commitments under lines of credit	45,830	46,597
Standby letters of credit	5,688	6,991
	$78,013	$76,811

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2014 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$965	$-	$(2)	$963
U.S. Government agencies	27,900	3	(548)	27,355
States and political subdivisions	52,895	1,563	(159)	54,299
Corporate obligations	6,422	93	(30)	6,485
Mortgage-backed securities-
government sponsored entities	70,329	139	(1,229)	69,239
Equity securities-financial services	292	68	-	360
	$158,803	$1,866	$(1,968)	$158,701

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$34,471	$-	$(1,058)	$33,413
States and political subdivisions	60,174	650	(1,794)	59,030
Corporate obligations	3,667	84	(40)	3,711
Mortgage-backed securities-government
sponsored entities	63,467	81	(1,898)	61,650
Equity securities-financial services	293	50	(15)	328
	$162,072	$865	$(4,805)	$158,132
Held to Maturity:
States and political subdivisions	$174	$3	$-	$177

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$963	$(2)	$-	$-	$963	$(2)
U.S. government agencies	7,291	(32)	17,902	(516)	25,193	(548)
States and political subdivisions	1,379	(2)	7,835	(157)	9,214	(159)
Corporate obligations	2,806	(13)	1,146	(17)	3,952	(30)
Mortgage-backed securities- government sponsored agencies	27,385	(180)	26,487	(1,049)	53,872	(1,229)
	$39,824	$(229)	$53,370	$(1,739)	$93,194	$(1,968)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$32,481	$(990)	$932	$(68)	$33,413	$(1,058)
State and political subdivisions	26,281	(1,415)	4,228	(379)	30,509	(1,794)
Corporate obligations	1,145	(40)	-	-	1,145	(40)
Mortgage-backed securities- government sponsored agencies	47,014	(1,524)	7,478	(374)	54,492	(1,898)
Equity securities - financial services	170	(15)	-	-	170	(15)
	$107,091	$(3,984)	$12,638	$(821)	$119,729	$(4,805)

At September 30, 2014, the Company has 32 debt securities in an unrealized loss position in the less than twelve months category and 60 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2014.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$747	$764
Due after one year through five years	21,635	21,490
Due after five years through ten years	22,090	21,797
Due after ten years	43,710	45,051

Mortgage-backed securities-government sponsored agencies	70,329	69,239
	$158,511	$158,341

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Gross realized gains	$301	$198	$918	$608
Gross realized losses	-	-	(14)	(18)
Net realized gain	$301	$198	$904	$590
Proceeds from sales of securities	$7,252	$14,663	$39,117	$29,962

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	September 30, 2014		December 31, 2013
Real Estate-Residential	$157,945	31.5%	$158,842	31.6%
Commercial	262,960	52.5	273,144	54.2
Construction	19,061	3.8	20,551	4.1
Commercial, financial and agricultural	41,962	8.4	35,745	7.1
Consumer loans to individuals	19,325	3.8	15,295	3.0
Total loans	501,253	100.0%	503,577	100.0%
Deferred fees, net	(409)		(480)
Total loans receivable	500,844		503,097
Allowance for loan losses	(5,651)		(5,708)
Net loans receivable	$495,193		$497,389

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30 (in thousands):

	2014	2013
Balance at beginning of period	$20	$76
Accretion	(12)	(49)
Reclassification and other	-	-
Balance at end of period	$8	$27

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2014	December 31, 2013

Outstanding Balance	$1,069	$1,110
Carrying Amount	$1,061	$1,090

There were no material increases or decreases in the expected cash flows of these loans between May 31, 2011 (the “acquisition date”) and September 30, 2014.  Adjustments to the allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality as of May 31, 2011 have been accounted for through the allowance for loan loss adequacy calculation. There has been no allowance for loan losses on these loans reversed.  For loans that were acquired without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2014	(In thousands)

Individually evaluated for impairment	$-	$5,853	$-	$-	$-	$5,853
Loans acquired with deteriorated credit quality	228	832	-	-	-	1,060
Collectively evaluated for impairment	157,717	256,275	19,061	41,962	19,325	494,340
Total Loans	$157,945	$262,960	$19,061	$41,962	$19,325	$501,253

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2013

Individually evaluated for impairment	$-	$11,519	$-	$-	$-	$11,519
Loans acquired with deteriorated credit quality	242	848	-	-	-	1,090
Collectively evaluated for impairment	158,600	260,777	20,551	35,745	15,295	490,968
Total Loans	$158,842	$273,144	$20,551	$35,745	$15,295	$503,577

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2014	(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$228	$228	$-
Commercial	4,699	4,792	-
Subtotal	4,927	5,020	-
With an allowance recorded:
Real Estate Loans
Commercial	1,986	2,850	61
Subtotal	1,986	2,850	61
Total:
Real Estate Loans
Residential	228	228	-
Commercial	6,685	7,642	61
Total Impaired Loans	$6,913	$7,870	$61

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2013	(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$242	$251	$-
Commercial	10,644	14,400	-
Subtotal	10,886	14,651	-
With an allowance recorded:
Real Estate Loans
Commercial	1,723	1,723	53
Subtotal	1,723	1,723	53
Total:
Real Estate Loans
Residential	242	251	-
Commercial	12,367	16,123	53
Total Impaired Loans	$12,609	$16,374	$53

The following information for impaired loans is presented (in thousands) for the nine months ended September 30, 2014 and 2013:

	Average Recorded		Interest Income
	Investment		Recognized
	2014	2013	2014	2013
Total:
Real Estate Loans
Residential	$235	$255	$4	$4
Commercial	6,577	10,120	150	47
Total Loans	$6,812	$10,375	$154	$51

The following information for impaired loans is presented (in thousands) for the three months ended September 30, 2014 and 2013:

	Average Recorded		Interest Income
	Investment		Recognized
	2014	2013	2014	2013
Total:
Real Estate Loans
Residential	$230	$245	$2	$2
Commercial	6,730	9,124	51	30
Total Loans	$6,960	$9,369	$53	$32

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2014, troubled debt restructured loans totaled $4.0 million and resulted in specific reserves of $61,000.  As of December 31, 2013, troubled debt restructured loans totaled $9.2 million and resulted in specific reserves of $53,000.  For the period ended September 30, 2014, there were no new loans identified as troubled debt restructurings.  During 2014, the Company recognized write-downs in the amount of $227,000 on two loans identified as troubled debt restructurings with a carrying value of $1.2 million as of September 30, 2014.  During 2013, one loan with a balance of $1.3 million was classified as a troubled debt restructuring.  The restructuring resulted in a decrease in the borrower’s debt but the remaining balance was classified as troubled debt since it would be unlikely that the borrower could obtain comparable financing elsewhere.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2014 and December 31, 2013 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
September 30, 2014
Commercial real estate loans	$247,168	$3,450	$12,342	$-	$262,960
Commercial loans	41,962	-	-	-	41,962
Total	$289,130	$3,450	$12,342	$-	$304,922

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
December 31, 2013
Commercial real estate loans	$250,566	$3,651	$18,927	$-	$273,144
Commercial loans	35,745	-	-	-	35,745
Total	$286,311	$3,651	$18,927	$-	$308,889

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2014 and December 31, 2013 (in thousands):

	Performing	Nonperforming	Total
September 30, 2014
Residential real estate loans	$156,167	$1,778	$157,945
Construction	19,061	-	19,061
Consumer loans	19,325	-	19,325
Total	$194,553	$1,778	$196,331

	Performing	Nonperforming	Total
December 31, 2013
Residential real estate loans	$157,138	$1,704	$158,842
Construction	20,551	-	20,551
Consumer loans	15,295	-	15,295
Total	$192,984	$1,704	$194,688

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2014 and December 31, 2013 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2014
Real Estate loans
Residential	$155,278	$755	$134	$-	$1,778	$2,667	$157,945
Commercial	258,345	283	201	-	4,131	4,615	262,960
Construction	19,061	-	-	-	-	-	19,061
Commercial loans	41,962	-	-	-	-	-	41,962
Consumer loans	19,255	51	4	15	-	70	19,325
Total	$493,901	$1,089	$339	$15	$5,909	$7,352	$501,253

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2013
Real Estate loans
Residential	$156,066	$1,018	$54	$-	$1,704	$2,776	$158,842
Commercial	263,837	977	487	-	7,843	9,307	273,144
Construction	20,551	-	-	-	-	-	20,551
Commercial loans	35,717	28	-	-	-	28	35,745
Consumer loans	15,228	57	10	-	-	67	15,295
Total	$491,399	$2,080	$551	$-	$9,547	$12,178	$503,577

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(132)	(1,177)	-	-	(36)	(1,345)
Recoveries	-	-	-	-	28	28
Provision for loan losses	(57)	2,005	(704)	14	2	1,260
Ending balance, September 30, 2014	$1,252	$3,853	$194	$198	$154	$5,651
Ending balance individually evaluated for impairment	$-	$61	$-	$-	$-	$61
Ending balance collectively evaluated for impairment	$1,252	$3,792	$194	$198	$154	$5,590

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611
Charge Offs	(34)	(348)	-	-	(9)	(391)
Recoveries	-	-	-	-	11	11
Provision for loan losses	92	301	(11)	19	19	420
Ending balance, September 30, 2014	$1,252	$3,853	$194	$198	$154	$5,651

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2012	$1,797	$3,183	$119	$223	$180	$5,502
Charge Offs	(547)	(1,308)	(40)	-	(74)	(1,969)
Recoveries	9	-	-	-	17	26
Provision for loan losses	406	1,288	329	(76)	53	2,000
Ending balance, September 30, 2013	$1,665	$3,163	$408	$147	$176	$5,559
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,665	$3,163	$408	$147	$176	$5,559

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2013	$1,764	$3,318	$363	$147	$157	$5,749
Charge Offs	(157)	(380)	(40)	-	(28)	(605)
Recoveries	9	-	-	-	6	15
Provision for loan losses	49	225	85	-	41	400
Ending balance, September 30, 2013	$1,665	$3,163	$408	$147	$176	$5,559

The Company’s primary business activity as of September 30, 2014 and December 31, 2013 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2014, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, automobile dealers, property owners associations and resorts with loans outstanding of $36.1 million, or 40.6% of capital, to the hospitality lodging industry, $13.6 million, or 15.3% of capital to automobile dealers, $13.3 million, or 15.0% of capital, to property owners associations and $9.0 million, or 10.1% of capital, to the resort industry.  During 2014, the Company recorded a write down of $422,000 on a motel property which has been sold.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $72,000 and $0, respectively, in the first nine months of 2014 compared to $32,000 and $7,000, respectively, in the same period in 2013.  The proceeds from the sales of residential mortgage loans totaled $2.3 million and $1.6 million for the nine months ended September 30, 2014 and 2013, respectively.

There were no sales of residential mortgage loans during the three month periods ended September 30, 2014 or 2013.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2014
Available for Sale:
U.S. Treasury securities	$963	$-	$963	$-
U.S. Government agencies	27,355	-	27,355	-
States and political subdivisions	54,299	-	54,299	-
Corporate obligations	6,485	-	6,485	-
Mortgage-backed securities-government
sponsored agencies	69,239	-	69,239	-
Equity securities-financial services	360	360	-	-
Total	$158,701	$360	$158,341	$-

December 31, 2013
Available for Sale:
U.S. Government agencies	$33,413	$-	$33,413	$-
States and political subdivisions	59,030	-	59,030	-
Corporate obligations	3,711	-	3,711	-
Mortgage-backed securities-government
sponsored agencies	61,650	-	61,650	-
Equity securities-financial services	328	328	-	-
Total	$158,132	$328	$157,804	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
September 30, 2014
Impaired Loans	$6,852	$-	$-	$6,852
Foreclosed Real Estate Owned	4,962	-	-	4,962

December 31, 2013
Impaired Loans	$12,556	$-	$-	$12,556
Foreclosed Real Estate Owned	1,009	-	-	1,009

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2014
Impaired loans	$6,852	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Foreclosed real estate owned	$4,962	Appraisal of collateral(1)	Liquidation Expenses(2)	10% (10%)

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2013
Impaired loans	$12,556	Appraisal of collateral(1)	Appraisal adjustments(2)	10-15% 10.67%)

Foreclosed real estate owned	$1,009	Appraisal of collateral(1)	Liquidation Expenses(2)	10% (10%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, the fair value investment in impaired loans totaled $6,852,000 which included two loans for $1,986,000 for which a valuation allowance of $61,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and fourteen loans for $4,927,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of September 30, 2014, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,022,000 over the life of the loans.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2014 and December 31, 2013. (In thousands)

	Fair Value Measurements at September 30, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,263	$13,263	$13,263	$-	$-
Securities	158,701	158,701	360	158,341	-
Loans receivable, net	495,193	508,966	-	-	508,966
Mortgage servicing rights	267	267	-	-	267
Regulatory Stock	3,210	3,210	3,210	-	-
Bank owned life insurance	18,143	18,143	18,143	-	-
Accrued interest receivable	2,367	2,367	2,367	-	-

Financial liabilities:
Deposits	548,338	548,701	354,004	-	194,697
Short-term borrowings	44,704	44,704	44,704	-	-
Other borrowings	22,592	23,769	-	-	23,769
Accrued interest payable	975	975	975	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2013
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$7,863	$7,863	$7,863	$-	$-
Securities	158,306	158,309	328	157,981	-
Loans receivable, net	497,389	506,113	-	-	506,113
Mortgage servicing rights	289	289	-	289	-
Regulatory stock	2,877	2,877	2,877	-	-
Bank owned life insurance	17,790	17,790	17,790	-	-
Accrued interest receivable	2,422	2,422	2,422	-	-

Financial liabilities:
Deposits	541,182	542,123	329,753	-	212,370
Short-term borrowings	49,914	49,914	49,914	-	-
Other borrowings	23,761	25,923	-	-	25,923
Accrued interest payable	1,022	1,022	1,022	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15,

2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of goodwill impairment and the determination of other-than-temporary impairment on securities.  Please refer to the discussion of the allowance for loan losses calculation under “Loans” in the “Changes in Financial Condition” section.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at September 30, 2014 and December 31, 2013 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2014.

In connection with the acquisition of North Penn Bancorp, Inc. (“North Penn”), the Company recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institution acquired in a purchase transaction, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of September 30, 2014 were $718.2 million compared to $711.2 million as of December 31, 2013, an increase of $7.0 million due primarily to an increase in cash and cash equivalents resulting from an increase in cash from new deposits which exceeded the cash needed to fund new loans and investments.

Securities

The fair value of securities available for sale as of September 30, 2014 was $158.7 million compared to $158.1 million as of December 31, 2013.  The Company purchased $47.6 million of securities principally using the proceeds from $51.3 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$963	0.6%	$-	-%
U.S. Government agencies	27,355	17.3	33,413	21.1
States and political subdivisions	54,299	34.2	59,204	37.4
Corporate obligations	6,485	4.1	3,711	2.3
Mortgage-backed securities-
government sponsored entities	69,239	43.6	61,650	39.0
Equity securities-financial services	360	0.2	328	0.2
Total	$158,701	100.0%	$158,306	100.0%

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

Loans

Loans receivable totaled $500.8 million at September 30, 2014 compared to $503.1 million as of December 31, 2013.  The $2.3 million decrease recorded in the nine month period ending September 30, 2014 was attributed to a $10.2 million decrease in commercial real estate loans and a $900,000 decrease in residential mortgage loans.  Commercial loans increased $6.2 million during the period while all other loans increased $2.6 million, net.

The allowance for loan losses totaled $5,651,000 as of September 30, 2014 and represented 1.13% of total loans, compared to $5,708,000, or 1.13% of total loans, at December 31, 2013, and $5,558,000, or 1.14% of total loans, as of September 30, 2013.  The Company had net charge-offs for the nine months ended September 30, 2014 of $1,317,000 compared to $1,943,000 in the corresponding period in 2013.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2014 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2014, non-performing loans totaled $5.9 million, or 1.18% of total loans compared to $9.5 million, or 1.90% of total loans at December 31, 2013. At September 30, 2014, non-performing assets totaled $10.9 million, or 1.52%, of total assets compared to $10.6 million, or 1.48%, of total assets at December 31, 2013.  The decrease in non-performing loans principally reflects the transfer of two properties with a carrying value of $4.2 million on September 30, 2014 to foreclosed real estate.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2014		December 31, 2013
Loans accounted for on a non-accrual basis:
Commercial and all other	$-		$-
Real Estate	5,909		9,547
Total non-accrual loans *	5,909		9,547

Accruing loans which are contractually
past due 90 days or more	15		-
Total non-performing loans	5,924		9,547
Foreclosed real estate	4,962		1,009
Total non-performing assets	$10,886		$10,556
Allowance for loans losses	$5,651		$5,708
Coverage of non-performing loans	0.95	x	0.60	x
Non-performing loans to total loans	1.18%		1.90%
Non-performing loans to total assets	0.82%		1.34%
Non-performing assets to total assets	1.52%		1.48%

*Includes non-accrual TDRs of $2.3 million as of September 30, 2014 and $6.2 million on December 31, 2013. The Company also had $1.7 million and $3.0 million of accruing TDRs on those dates.

Deposits

During the period, total deposits increased $7.2 million due primarily to an $11.9 million increase in NOW and money market accounts and a $9.7 million increase in non-interest bearing demand deposits.  The $17.1 million decrease in time deposits includes an $11.7 million decrease in certificates of deposit over $100,000 as municipalities utilized funds to meet cash flow needs.  All other deposit products increased $2.7 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2014	December 31, 2013

Non-interest bearing demand	$102,343	$92,684
Interest bearing demand	56,755	45,444
Money market deposit accounts	123,020	122,423
Savings	71,885	69,202
Time deposits <$100,000	126,420	131,793
Time deposits >$100,000	67,915	79,636

Total	$548,338	$541,182

Borrowings

Short-term borrowings as of September 30, 2014 totaled $44.7 million compared to $49.9 million as of December 31, 2013.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $5.2 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	September 30, 2014	December 31, 2013
Notes with the FHLB:
Convertible note due July 2015 at 4.34%	$7,159	$7,301
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	2,015	2,460
Amortizing fixed rate borrowing due December 2018 at 1.425%	3,418	4,000
	$22,592	$23,761

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The borrowing due July 2015 includes a $159,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $26.5 million as of September 30, 2014 compared to $22.8 million as of December 31, 2013.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

(in thousands)
	September 30, 2014	December 31, 2013

Unfunded availability under loan commitments	$26,495	$22,845
Unfunded commitments under lines of credit	45,830	42,575
Standby letters of credit	5,688	5,701

	$78,013	$71,121

Stockholders’ Equity and Capital Ratios

As of September 30, 2014, stockholders’ equity totaled $97.4 million, compared to $91.9 million as of December 31, 2013.   The net change in stockholders’ equity included $6.1 million of net income that was partially offset by $3.3 million of dividends declared, a $179,000 reduction due to an increase in Treasury Stock, and a $352,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $2.5 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2014	December 31, 2013
Tier 1 Capital
(To average assets)	12.48%	12.09%
Tier 1 Capital
(To risk-weighted assets)	16.99%	16.53%
Total Capital
(To risk-weighted assets)	18.09%	17.66%

The minimum capital requirements imposed by the FDIC on the Bank for leverage, Tier 1 and Total Capital are 4%, 4% and 8%, respectively.  The Company has similar capital requirements imposed by the Board of Governors of the Federal Reserve System (FRB). The Bank is also subject to more stringent Pennsylvania Department of Banking and Securities (PDB&S) guidelines.  The Bank’s capital ratios do not differ significantly from the Company’s ratios.  Although not adopted in regulation form, the PDB&S utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% total capital.  The Company and the Bank were in compliance with FRB, FDIC and PDB&S capital requirements as of September 30, 2014 and December 31, 2013.

Liquidity

As of September 30, 2014, the Company had cash and cash equivalents of $13.3 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $158.7 million which could be used for liquidity needs.  This totals $172.0 million of liquidity and represents 23.9% of total assets compared to $166.0 million and 23.3% of total assets as of December 31, 2013.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2014 and December 31, 2013.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  Borrowings under this line were $13.5 million and $13.4 million at September 30, 2014 and December 31, 2013, respectively.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2015.  There were no borrowings under this line as of September 30, 2014 and December 31, 2013.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2014 and December 31, 2013.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of September 30, 2014 and December 31, 2013.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $276,434,000 as of September 30, 2014, of which $35,973,000 and $37,200,000 was outstanding at September 30, 2014 and December 31, 2013, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$2,015	$1	0.20%	$7,965	$5	0.25%
Securities held-to-maturity (1)	-	-	-	174	3	6.90
Securities available for sale:
Taxable	101,199	512	2.02	95,071	412	1.73
Tax-exempt (1)	56,105	691	4.93	63,006	796	5.05
Total securities available for sale (1)	157,304	1,203	3.06	158,077	1,208	3.06
Loans receivable (1) (4) (5)	500,739	6,050	4.83	483,333	6,238	5.16
Total interest earning assets	660,058	7,254	4.40	649,549	7,454	4.59
Non-interest earning assets:
Cash and due from banks	8,792			9,390
Allowance for loan losses	(5,751)			(5,865)
Other assets	46,981			38,857
Total non-interest earning assets	50,022			42,382
Total Assets	$710,080			$691,931
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$179,665	$74	0.16	$176,779	$97	0.22
Savings	72,625	9	0.05	69,581	9	0.05
Time	195,816	517	1.05	203,889	595	1.17
Total interest bearing deposits	448,106	600	0.53	450,249	701	0.62
Short-term borrowings	36,552	19	0.22	32,677	17	0.21
Other borrowings	22,797	168	2.95	20,058	158	3.15
Total interest bearing liabilities	507,455	787	0.62	502,984	876	0.70
Non-interest bearing liabilities:
Demand deposits	100,720			93,851
Other liabilities	4,479			4,257
Total non-interest bearing liabilities	105,199			98,108
Stockholders' equity	97,426			90,839
Total Liabilities and Stockholders' Equity	$710,080			$691,931

Net interest income (tax equivalent basis)		6,467	3.78%		6,578	3.89%
Tax-equivalent basis adjustment		(313)			(308)
Net interest income		$6,154			$6,270
Net interest margin (tax equivalent basis)			3.92%			4.05%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2014 Compared to
	Three months ended September 30, 2013
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(3)	$(1)	$(4)
Securities held to maturity	(3)	-	(3)
Securities available for sale:
Taxable	28	72	100
Tax-exempt securities	(85)	(20)	(105)
Total securities	(57)	52	(5)
Loans receivable	1,081	(1,269)	(188)
Total interest earning assets	1,018	(1,218)	(200)

Interest bearing liabilities:
Interest-bearing demand and money market	10	(33)	(23)
Savings	2	(2)	-
Time	(23)	(55)	(78)
Total interest bearing deposits	(11)	(90)	(101)
Short-term borrowings	2	-	2
Other borrowings	62	(52)	10
Total interest bearing liabilities	53	(142)	(89)
Net interest income (tax-equivalent basis)	$965	$(1,076)	$(111)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2014 to September 30, 2013

General

For the three months ended September 30, 2014, net income totaled $2,118,000 compared to $2,136,000 earned in the similar period in 2013.  The decrease in net income for the three months ended September 30, 2014 was due primarily to a $116,000 decrease in net interest income which was partially offset by a $100,000 increase in gains on the sales of loans and securities.  Earnings per share for the current period were $.58 for basic and fully diluted compared to $.59 per basic and fully diluted share for the three months ended September 30, 2013.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2014 were 1.18% and 8.62%, respectively, compared to 1.22% and 9.33%, respectively, for the similar period in 2013.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2014 to September 30, 2013
Net income three months ended September 30, 2013	$2,136
Change due to:
Net interest income	(116)
Provision for loan losses	(20)
Gain on sales of loans and securities	100
Earnings and proceeds on bank-owned life insurance	20
Other income	(74)
Salaries and employee benefits	75
Occupancy, furniture and equipment	2
Foreclosed real estate owned	(54)
All other expenses	26
Income tax expense	23

Net income three months ended September 30, 2014	$2,118

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2014 totaled $6,467,000 which was $111,000 lower than the comparable period in 2013.  The decrease in net interest income largely reflects reduced earnings on loans due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.78% and 3.92%, respectively, for the three months ended September 30, 2014 compared to 3.89% and 4.05%, respectively, for the similar period in 2013.

Interest income (fte) totaled $7,254,000 with a yield on average earning assets of 4.40% compared to $7,454,000 and 4.59% for the 2013 period. Average loans increased $17.4 million over the comparable period of last year but a 33 basis point reduction in the yield earned resulted in a $188,000 reduction in fte loan income.  Average earning assets totaled $660.1 million for the three months ended September 30, 2014, an increase of $10.5 million over the average for the similar period in 2013.  This increase in average earning assets helped offset the decline in loan yields.

Interest expense for the three months ended September 30, 2014 totaled $787,000 at an average cost of 0.62% compared to $876,000 and 0.70% for the similar period in 2013.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.05% from 1.17% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2014 was $420,000 compared to $400,000 for the three months ended September 30, 2013.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $380,000 for the quarter ended September 30, 2014 compared to $590,000 for the similar period in 2013.

Other Income

Other income totaled $1,262,000 for the three months ended September 30, 2014 compared to $1,216,000 for the similar period in 2013.  Net gains from the sale of loans and securities increased $100,000 compared to the same period of 2013 due to increased activity. All other items of other income decreased $54,000, net, compared to the third quarter of last year.

Other Expense

Other expense for the three months ended September 30, 2014 totaled $4,124,000 which was $49,000 lower than the same period of 2013.  Costs associated with foreclosed real estate properties increased $54,000 while all other operating expenses decreased $103,000, net.

Income Tax Expense

Income tax expense totaled $754,000 for an effective tax rate of 26.3% for the period ending September 30, 2014 compared to $777,000 for an effective tax rate of 26.7% for the similar period in 2013.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2014			2013
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$1,775	$3	0.23%	$9,138	$17	0.25%
Securities held-to-maturity (1)	77	5	8.66	173	10	7.71
Securities available for sale:
Taxable	99,847	1,513	2.02	91,909	1,208	1.75
Tax-exempt (1)	59,204	2,219	5.00	58,386	2,228	5.09
Total securities available for sale (1)	159,051	3,732	3.13	150,295	3,436	3.05
Loans receivable (1) (4) (5)	500,593	18,093	4.82	480,975	18,676	5.18
Total interest earning assets	661,496	21,833	4.40	640,581	22,139	4.61
Non-interest earning assets:
Cash and due from banks	8,303			9,154
Allowance for loan losses	(5,836)			(5,765)
Other assets	44,469			42,104
Total non-interest earning assets	46,936			45,493
Total Assets	$708,432			$686,074
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$175,069	$231	0.18	$173,171	$311	0.24
Savings	71,445	26	0.05	69,436	35	0.07
Time	203,434	1,595	1.05	207,832	1,828	1.17
Total interest bearing deposits	449,948	1,852	0.55	450,439	2,174	0.64
Short-term borrowings	38,938	62	0.21	27,425	44	0.21
Other borrowings	23,183	501	2.88	22,617	525	3.10
Total interest bearing liabilities	512,069	2,415	0.63	500,481	2,743	0.73
Non-interest bearing liabilities:
Demand deposits	96,282			88,830
Other liabilities	4,202			4,107
Total non-interest bearing liabilities	100,484			92,937
Stockholders' equity	95,879			92,656
Total Liabilities and Stockholders' Equity	$708,432			$686,074

Net interest income (tax equivalent basis)		19,418	3.77%		19,396	3.88%
Tax-equivalent basis adjustment		(964)			(880)
Net interest income		$18,454			$18,516
Net interest margin (tax equivalent basis)			3.91%			4.04%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2014 Compared to
	Nine months ended September 30, 2013
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(13)	$(1)	$(14)
Securities held to maturity	(7)	2	(5)
Securities available for sale:
Taxable	110	195	305
Tax-exempt securities	43	(52)	(9)
Total securities	153	143	296
Loans receivable	1,062	(1,645)	(583)
Total interest earning assets	1,195	(1,501)	(306)

Interest bearing liabilities:
Interest-bearing demand and money market	6	(86)	(80)
Savings	2	(11)	(9)
Time	(38)	(195)	(233)
Total interest bearing deposits	(30)	(292)	(322)
Short-term borrowings	19	(1)	18
Other borrowings	19	(43)	(24)
Total interest bearing liabilities	8	(336)	(328)
Net interest income (tax-equivalent basis)	$1,187	$(1,165)	$22

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Nine Months Ended September 30, 2014 to September 30, 2013

General

For the nine months ended September 30, 2014, net income totaled $6,116,000 compared to $6,284,000 earned in the similar period in 2013.  The decrease in net income for the nine months ended September 30, 2014 was due primarily to a $710,000 decrease in earnings and proceeds on bank-owned life insurance as well as a $239,000 increase in foreclosed real estate costs and a $202,000 increase in income tax expense.  A reduced loan loss provision and higher gains from the sale of loans and securities partially offset the negative variances. Earnings per share for the current period were $1.68 for basic and fully diluted compared to $1.73 for basic and  diluted for the nine months ended September 30, 2013.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2014 were 1.15% and 8.53%, respectively, compared to 1.22% and 9.07%, respectively, for the similar period in 2013.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2014 to September 30, 2013
Net income nine months ended September 30, 2013	$6,284
Change due to:
Net interest income	(62)
Provision for loan losses	740
Gain on sales of loans and securities	373
Earnings and proceeds on bank-owned life insurance	(710)
Other income	(185)
Salaries and employee benefits	74
Occupancy, furniture and equipment	(15)
Foreclosed real estate owned	(239)
All other expenses	58
Income tax expense	(202)

Net income nine months ended September 30, 2014	$6,116

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2014 totaled $19,418,000 which was $22,000 higher than the comparable period in 2013.  The increase in net interest income largely reflects the improved mix and growth of the balance sheet which offset the reduced earnings on loans due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.77% and 3.91%, respectively, for the nine months ended September 30, 2014 compared to 3.88% and 4.04%, respectively, for the similar period in 2013.

Interest income (fte) totaled $21,833,000 with a yield on average earning assets of 4.40% compared to $22,139,000 and 4.61% for the 2013 period. Average loans increased $19.6 million over the comparable period of last year but a 36 basis point reduction in the yield earned resulted in a $583,000 reduction in fte loan income.  Average securities increased $8.7 million and the yield on securities improved 8 basis points, resulting in a $291,000 increase in earnings, to partially offset the reduced earnings on loans.  Average earning assets totaled $661.5 million for the nine months ended September 30, 2014, an increase of $20.9 million over the average for the similar period in 2013.  This increase in average earning assets helped offset the decline in loan yields.

Interest expense for the nine months ended September 30, 2014 totaled $2,415,000 at an average cost of 0.63% compared to $2,743,000 and 0.73% for the similar period in 2013.  As a result of the continued low interest rate environment, the Company further reduced rates paid on its money market accounts.  The cost of time deposits, which is the most significant component of funding, declined to 1.05% from 1.17% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2014 was $1,260,000 compared to $2,000,000 for the nine months ended September 30, 2013.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $1,317,000 for the nine months ended September 30, 2014 compared to $1,943,000 for the similar period in 2013.

Other Income

Other income totaled $3,783,000 for the nine months ended September 30, 2014 compared to $4,305,000 for the similar period in 2013.  The decrease was due primarily to $770,000 of non-recurring income from life insurance proceeds received in 2013 compared to $5,000 in the 2014 period. Net gains from the sale of loans and securities increased $373,000 compared to the same period of 2013 to partially offset the lower level of insurance income. All other items of other income decreased $185,000, net, compared to the same period of last year.

Other Expense

Other expense for the nine months ended September 30, 2014 totaled $12,729,000 or $122,000 higher than the same period of 2013.  Costs associated with foreclosed real estate properties increased $239,000 while all other operating expenses decreased $117,000, net.

Income Tax Expense

Income tax expense totaled $2,132,000 for an effective tax rate of 25.9% for the period ending September 30, 2014 compared to $1,930,000 for an effective tax rate of 23.5% for the similar period in 2013.  The reduced tax rate in 2013 reflects a higher level of insurance proceeds which are exempt from income tax.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2014, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of September 30, 2014, the Company had a positive 90-day interest sensitivity gap of $41.5 million or 5.8% of total assets, compared to the $51.9 million or 7.3% of total assets as of December 31, 2013.  Rate sensitive assets repricing within 90 days decreased $14.2 million due primarily to a $10.3 million decrease in loans repricing and a $3.6 million decrease in securities cashflow repricing within the period.  Rate sensitive liabilities decreased $3.8 million since year end due primarily to a $5.5 million reduction in time deposits maturing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

September 30, 2014
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$158	$-	$-	$-	$158
Securities	4,371	15,434	27,747	111,149	158,701
Loans Receivable	124,064	121,506	156,136	99,138	500,844
Total RSA	$128,593	$136,940	$183,883	$210,287	$659,703

Non-maturity interest-bearing deposits	$40,592	$45,005	$119,942	$46,121	$251,660
Time Deposits	25,593	58,668	85,445	24,629	194,335
Other	20,865	18,765	26,435	1,231	67,296
Total RSL	$87,050	$122,438	$231,822	$71,981	$513,291

Interest Sensitivity Gap	$41,543	$14,502	$(47,939)	$138,306	$146,412
Cumulative Gap	41,543	56,045	8,106	146,412
RSA/RSL-cumulative	147.7%	126.7%	101.8%	128.5%

December 31, 2013

Interest Sensitivity Gap	$51,870	$11,886	$(48,607)	$124,416	$139,565
Cumulative Gap	51,870	63,756	15,149	139,565
RSA/RSL-cumulative	157.1%	128.7%	103.4%	126.7%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	November 7, 2014	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)