Form 10-K
period 2014-12-31
NORWOOD FINANCIAL CORP
filed 2015-03-13
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2014, $28.50 per share, was $98.0 million based on 3,439,926 shares of Common Stock held by non-affiliates on that date.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

As of March 2, 2015, there were 3,680,170 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2014. (Parts I, II, and IV)
2.	Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I
Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which may be subject to declines in value
•	potential other-than-temporary impairments
•	soundness of other financial institutions
•	increased compliance burden under new financial reform legislation
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
• •	interest rate risks cybersecurity
Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2014, the Company had total consolidated assets of $711.6 million, consolidated deposits of $559.9 million, and consolidated stockholders’ equity of $99.0 million. The Company’s ratio of average equity to average assets was 13.62%, 13.42% and 13.36% for fiscal years 2014, 2013 and 2012, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank.

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

The Bank is an independent community bank with five offices in Wayne County, three offices in Pike County, four offices in Monroe County and three offices in Lackawanna County.  The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the Pennsylvania counties of Wayne, Pike, Monroe and Lackawanna and, to a much lesser extent, Susquehanna County. In addition, the Bank operates 15 automated teller machines, each one located at a branch facility.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2014 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.5%, the third largest share in Pike County with 18.3%, seventh largest share in Monroe County with 3.4% and tenth largest share in Lackawanna County with 1.7%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2014, the Bank had 134 full-time and seven part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Bank (FHLB) or held in the Bank’s portfolio subject to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months.  Home equity lines of credit tied to the prime rate are also offered. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.  At December 31, 2014, there were $14.3  million of indirect loans in the portfolio.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.  As of December 31, 2014, the approximate outstanding balance of these acquired loans was $62.0 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  At  December 31, 2014, the Bank had approximately $35.7 million in loans to the hospitality lodging industry, as well as  $13.8 million of loans outstanding to property owners associations, $12.2 million of loans outstanding to automobile dealers and $9.2 million outstanding to the resort industry.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

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

Consumer lending, including indirect financing, provides benefits to the Bank’s asset/liability management program by reducing the Bank’s exposure to interest rate changes, due to their generally shorter terms. Such loans may entail additional credit risks compared to owner-occupied residential mortgage lending especially when unsecured or secured by collateral such as automobiles that depreciate rapidly.

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

Loan Solicitation and Processing

The Bank has established various lending limits for its officers and also maintains an Officer Loan Committee to approve higher loan amounts. The loan committee is comprised of the President and Chief Executive Officer, Chief Lending Officer and other Bank officers. The Loan Committee has the authority to approve all loans up to set limits based on the type of loan and the collateral. Requests in excess of these limits must be submitted to the Directors’ Loan Committee or Board of Directors for approval. Additionally, the President and Chief Executive Officer, and the Chief Lending Officer and other officers have the authority to approve secured and unsecured loans up to amounts approved by the Board of Directors and maintained in the Bank’s Loan Policy. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the loan committee for approval.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2014		2013			2012		2011		2010
	$	%	$	%	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$42,514	8.5	$35,745	7.1		$25,113	5.3	$22,684	5.0	$22,386	6.3
Real Estate-Construction	19,221	3.9	20,551	4.1		13,435	2.8	11,087	2.4	12,638	3.5
Real Estate-Residential	158,139	31.5	158,842	31.6		150,043	31.4	148,148	32.3	124,562	34.9
Real Estate-Commercial	261,956	52.2	273,144	54.2		274,484	57.5	262,476	57.3	184,094	51.5
Consumer loans	19,704	3.9	15,295	3.0		14,154	3.0	13,934	3.0	13,668	3.8
	501,534	100.0	503,577	100.0		477,229	100.0	458,329	100.0	357,348	100.0
Deferred fees, net	(399)		(480)			(519)		(422)		(493)
Allowance for loan losses	(5,875)		(5,708)			(5,502)		(5,458)		(5,616)
Loans receivable, net	$495,260		$497,389			$471,208		$452,449		$351,239

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2014. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$6,282	$12,984	$23,248	$42,514
Real Estate – Construction	3,970	3,113	12,138	19,221

Total	$10,252	$16,097	$35,386	$61,735

Loans with fixed rates	$4,232	$11,983	$17,724	$33,939
Loans with floating rates	7,649	9,075	11,072	27,796
Total	$11,881	$21,058	$28,796	$61,735

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans that are 90 days or more delinquent but on which the Bank was accruing interest at the dates indicated.  At December 31, 2014, 2013, 2012, 2011 and 2010, the Company also had $8.8 million, $9.2 million, $5.6 million, $7.2 million and $8.0 million in troubled debt restructurings. For the year ended December 31, 2014, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $451,000 of which $41,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2014 was $569,000 of which $431,000 was collected.  Of those loans classified as troubled debt restructurings at December 31, 2014, three loans with a balance of $2.2 million are included in non-accrual loans, while two loan relationships with a balance of $6.6 million are carried in full accrual status.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Non-accrual loans:
Commercial	$—	$—	$328	$404	$513
Real estate	5,596	9,547	12,872	7,411	3,527
Consumer	4	—	—	—	—
Total non-accrual loans*	5,600	9,547	13,200	7,815	4,040

Accruing loans which are contractually past-due 90 days or more	—	—	—	—	39

Total non-performing loans	5,600	9,547	13,200	7,815	4,079
Foreclosed real estate	3,726	1,009	852	2,910	748
Total non-performing assets	$9,326	$10,556	$14,052	$10,725	$4,827
Total non-performing loans to total loans	1.12%	1.90%	2.77%	1.71%	1.14%
Total non-performing loans to total assets	0.79%	1.34%	1.96%	1.17%	0.76%
Total non-performing assets to total assets	1.31%	1.48%	2.09%	1.60%	0.90%

*Includes non-accrual TDRs of $2.2 million, $6.2 million, $5.6 million, $0.7 million and $1.5 million as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.  The Company also had $6.6 million, $3.0 million, $0, $6.5 million and $6.5 million in accruing TDRs on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was $8,632,000 (net of a charge-off against the allowance for loan losses of $158,000) and $10,886,000 (net of a charge-off against the allowance for loan losses of $3,714,000) at December 31, 2014 and 2013, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $2,973,000 (net of charge-off against the allowance for loan losses of $864,000) and $1,723,000 (net of charge-off against the allowance for loan losses of $0) at December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the average recorded investment in these impaired loans was $7,725,000 and $10,580,000, and the interest income recognized on these impaired loans was $508,000 and $241,000, respectively. In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $1.0 million.

As of December 31, 2014, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans.  Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  The following is a summary of troubled debt restructurings granted during the twelve month period ended December 31, 2014 (dollars in thousands):

	For the Twelve Months Ended December 31, 2014
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real Estate Loans:
Commercial	1	$4,914	$4,914

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

The following table sets forth the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Special mention	$1,983	$3,651	$11,563	$11,436	$1,855
Substandard	15,023	18,927	12,123	14,719	17,640
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$17,006	$22,578	$23,686	$26,155	$19,495

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)

Total loans receivable net of deferred fees	$501,135	$503,097	$476,710	$457,907	$356,855
Average loans receivable	500,960	483,041	478,317	414,473	355,980

Allowance balance at beginning of period	$5,708	$5,502	$5,458	$5,616	$5,453

Charge-offs:
Commercial	—	(4)	(24)	(2)	(85)
Real Estate – residential, commercial and construction	(1,466)	(2,131)	(2,354)	(1,735)	(699)
Consumer	(80)	(90)	(59)	(109)	(82)

Total	(1,546)	(2,225)	(2,437)	(1,846)	(866)

Recoveries:
Commercial	—	—	—	5	—
Real Estate – residential, commercial and construction	2	9	7	51	2
Consumer	31	22	24	57	27

Total	33	31	31	113	29

Net Charge-offs	(1,513)	(2,194)	(2,406)	(1,733)	(837)

Provision Expense	1,680	2,400	2,450	1,575	1,000
Allowance balance at end of period	$5,875	$5,708	$5,502	$5,458	$5,616

Allowance for loan losses as a percent of total loans outstanding	1.17%	1.13%	1.15%	1.19%	1.57%

Net loans charged off as a percent of average loans outstanding	0.30%	0.45%	0.50%	0.42%	0.24%

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

	As of December 31,
	2014		2013		2012		2011		2010
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)

Commercial	$256	8.5%	$184	7.1%	$223	5.3%	$147	5.0%	$171	6.3%
Real estate – construction	222	3.9	897	4.1	119	2.8	72	2.4	110	3.5
Real estate – residential	1,323	31.5	1,441	31.6	1,797	31.4	1,256	32.3	2,077	34.9
Real estate – commercial	3,890	52.2	3,026	54.2	3,183	57.5	3,839	57.3	3,066	51.5
Consumer	184	3.9	160	3.0	180	3.0	144	3.0	192	3.8
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$5,875	100.00%	$5,708	100.0%	$5,502	100.0%	$5,458	100.0%	$5,616	100.0%

Investment Activities

General. The Company maintains a portfolio of investment securities consisting of obligations of the U.S. Government and its agencies, including mortgage-backed securities, and obligations of states, counties and municipalities including school districts. To a lesser extent, the Company also has corporate debt obligations in the portfolio as well as a portfolio of equity instruments of other financial services companies. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2014	2013	2012
	(in thousands)
Securities (carrying value)
U.S. Government agencies	$28,975	$33,413	$13,092
State and political subdivisions	54,332	59,204	58,959
Corporate obligations	6,486	3,711	8,868
Mortgage-backed securities – government sponsored entities	66,204	61,650	64,325
Equity securities-financial services	398	328	319
Total Securities	$156,395	$158,306	$145,563
Fair Value of Securities	$156,395	$158,309	$145,567

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2014. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “after ten years.”  The average yield on equity securities reflects actual income received during the period.

			After One		After Five
			Through		Through				Total Investment
	One Year or Less		Five Years		Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

U.S. Government agencies	$—	—%	$15,290	1.39%	$13,685	1.77%	$—	—%	$28,975	1.57%
State and political subdivision	1,275	5.72	2,142	1.94	6,095	4.17	44,820	4.88	54,332	4.70
Corporate obligations	—	—	3,105	3.16	3,381	2.52	—	—	6,486	2.83
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	66,204	2.08	66,204	2.08
Equity securities-financial services	—	—	—	—	—	—	398	3.60	398	3.60

Total Investment Securities	$1,275	5.72%	$20,537	1.71%	$23,161	2.51%	$111,422	3.21%	$156,395	2.93%

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

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2013		2013		2012
	Average		Average		Averaage
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$96,870	—%	$90,331	—%	$80,161	—%
Interest-bearing demand	50,284	0.05	47,466	0.05	48,288	0.08
Money Market	124,274	0.22	124,982	0.30	120,944	0.40
Savings	71,612	0.05	69,282	0.06	68,068	0.12
Time	206,231	1.03	208,847	1.15	219,232	1.39

Total	$549,271		$540,908		$536,693

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2014.

Amount
Maturity Period	(in thousands)

Within three months	$10,262
Over three through six months	22,540
Over six through twelve months	21,452
Over twelve months	41,460
$95,714

Short-Term Borrowings

The following table sets forth information concerning short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term fixed-rate Federal Home Loan Bank (FHLB) advances and federal funds purchased that the Company had during the periods indicated.  Securities sold under repurchase agreements consist of commercial and municipal customers’ funds invested in overnight securities for cash management purposes.

	Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$36,514	$30,832	$23,679
Maximum month-end balance during the year	$49,634	$49,914	$32,386
Average interest rate during the year	0.21%	0.21%	0.22%
Total short-term borrowings at end of the year	$25,695	$49,914	$28,697
Weighted average interest rate at the end of the year	0.20%	0.21%	0.20%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2014, the Bank had $134.9 million of assets under management compared to $126.7 million as of December 31, 2013. The increase is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (NIC), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $94,000 in 2014, compared to $187,000 in 2013 which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2014 and 2013, the outstanding balance of foreclosed properties on which WTRO held title totaled $2,996,000 and $0, respectively.

Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement service to Bank customers and non-customers.  Gross revenues, included in other income, for 2014 totaled $12,000 and $71,000 in 2013.

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

Source of Strength Doctrine.  A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation (“FDIC”). See “Regulation of the Bank-Regulatory Capital Requirements” and “-- Amendments to Regulatory Capital Requirements.” The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $500 million in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.  Recently enacted legislation directs the Federal Reserve to extend this treatment to bank and thrift holding companies with consolidated assets of less than $1.0 billion.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  The assessment base is the institution’s average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles.  Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance.  The base assessment rate for insured institutions in Risk Category I ranges between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV, the assessment rate is 14, 23 and 35 basis points, respectively.  An institution’s assessment rate may be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.01% of insured deposits on an annualized basis in fiscal year 2014.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System.  Through December 31, 2014, the FDIC’s capital adequacy regulations required the Bank to meet three minimum capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) “Tier 1” or “core” capital equal to at least 4% (3% if the institution had received the highest possible rating on its most recent examination) of total adjusted assets, and (3) total capital equal to 8% of total risk-weighted assets.  Tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual banks.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities.  An institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. The risk weights imposed by the regulations effective through December 31, 2014 ranged from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and certain other assets.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets, to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). The final rule became effective for the Bank on January 1, 2015.

Among other things, the final capital rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the minimum leverage ratio for all institutions at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, establishes new limitations on the inclusion in regulatory capital of deferred tax assets and mortgage servicing rights, and expands the recognition of collateral and guarantors in determining risk-weighted assets.

In addition to higher capital requirements, the final capital rule requires banking organizations to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning January 1, 2016.  The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2014.

Prompt Corrective Regulatory Action.  Under applicable federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Under the FDIC’s prompt corrective action regulations in effect through December 31, 2014, an institution was deemed to be “well capitalized” if it had a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it had a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 4.0% or greater, and generally a Leverage Ratio of

4.0% or greater. An institution was “undercapitalized” if it had a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 4.0%, or generally a Leverage Ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it had a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements.  In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

The final regulatory capital rule adopted by the federal banking agencies in July 2013 adjusted the prompt corrective action categories effective January 1, 2015.  As amended, the prompt corrective action rules incorporate a Common Equity Tier 1 Capital requirement and increase the requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is now required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio.  To be well-capitalized, a banking organization is required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

At December 31, 2014, the Bank qualified as “well capitalized” under both the then-effective regulatory capital rules and the new regulatory capital rules.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Transactions with non-affiliates may be treated as transactions with an affiliate to the extent that proceeds from the transaction are used to benefit the affiliate. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2014, loans-to-one-borrower limitation was $13.4 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans,

home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2014, the Bank was in compliance with this requirement. The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2014, the Bank met its reserve requirements.

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

Volcker Rule.  On July 21, 2015, banking entities, which include insured depository institutions, their holding companies and affiliates of either, will become subject to regulations implementing the so-called Volcker Rule of the Dodd-Frank Act, which prohibits proprietary trading for the entity’s own account in certain financial instruments, including securities, derivatives, futures and options but excluding loans, physical commodities and foreign exchange and currency.  Under the rules adopted by the federal financial regulatory agencies, the purchase or sale of a financial instrument that has been held for less than 60 days is presumed to be proprietary trading for the purpose of short-term resale or benefiting from short-term price movements or for another prohibited purpose unless the banking organization can demonstrate a contrary purpose.  Purchases and sales of financial instruments pursuant to repurchase and reverse repurchase agreements or securities lending agreements, however, are excluded from the definition of proprietary trading. Also excluded from the definition of proprietary trading are purchases and sales of financial instruments where the bank is acting solely as agent for a customer, as trustee for a pension or deferred compensation plan or in connection with the collection of debts previously contracted.  Purchases and sales of highly liquid securities that are not reasonably expected to result in short-term trading gains and in an amount consistent with near-term funding needs are excluded from proprietary trading if conducted pursuant to a documented liquidity management plan.  Certain proprietary trading activities are permitted if conducted in connection with underwriting or market-making activities or risk-mitigating hedging activities.  Proprietary trading is also permitted in U.S. government, agency and government sponsored-enterprise securities and obligations of states and political subdivisions and the FDIC but not in derivatives of the foregoing.

The Volcker Rule also prohibits banking entities from sponsoring or directly or indirectly acquiring as principal any ownership interest in a “covered fund” unless permitted by the rule.  For purposes of this prohibition, a covered fund is any investment fund such as a hedge or private equity fund that would be required to register as an investment company under SEC rules but for the statutory exemptions for funds held by not more than 100 persons or owned solely by high net worth investors, any exempt or substantively similar non-exempt commodity pool and certain foreign investment funds.  Excluded from the definition of covered fund are wholly owned subsidiaries of a banking entity or its affiliates, certain permissible joint ventures, insurance company separate accounts for which the banking entity is a beneficiary provided the banking entity does not control investment decisions on the underlying assets or participate in the profits for the separate account except in accordance with supervisory guidance regarding bank owned life insurance, certain vehicles for loan and other permissible securitizations, small business investment companies, public welfare companies permitted under the National Bank Act, business development companies, registered investment companies and investment funds exempt from SEC registration under other statutory  provisions.  Investments in pooled trust preferred securities are permitted if acquired before December 10, 2013 and the banking entity reasonably believes that the trust preferred securities in the pool were issued prior to May 19, 2010 by depository institution holding companies with less than $15 billion in assets or by mutual holding companies.

The Volcker Rule prohibits a banking entity from engaging in certain covered transactions, including loans and securities and asset purchases, with any covered fund for which it serves as investment manager, advisor or sponsor or that it organizes and offers.  Any transactions with a covered fund must be on terms as favorable to the banking entity as transactions with non-affiliates.  Finally, the Volcker Rule prohibits any otherwise permitted proprietary trading or covered fund activity that would involve a material conflict of interest between the banking entity and its customers, result in a material exposure of the banking entity to high risk assets or trading strategies or would pose a threat to the safety and soundness of the banking entity or the financial stability of the United States.

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At December 31, 2014, we had approximately $10.1 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

As of December 31, 2014, our allowance for loan losses was $5,875,000 which represented 1.17% of outstanding loans. At such date, we had 36 nonperforming loans totaling $5.6 million and 22 impaired loans totaling $11.6 million, most of which are included in the nonperforming loans total. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

Most of our loans are secured, in whole or in part, with real estate collateral which may be subject to declines in value.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2014, approximately 88% of our loans had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 42% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae, Freddie Mac or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2014, we had approximately $77.1 million in investments, including mortgage-backed securities, on which we had unrealized losses of $1.4 million.  In addition, we had $1.6  million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. The Dodd-Frank Act has had and will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the following provisions of the Dodd-Frank Act, among others, are expected to impact our operations and activities, both currently and prospectively:

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

At December 31, 2014, our lending limit per borrower was approximately $13.4 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

The new minimum capital level requirements applicable to the Company and the Bank include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.

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

As of December 31, 2014, our directors and executive officers beneficially owned approximately 318,215 shares, or approximately 8.2% of our common stock, including options to purchase 116,385 shares, in the aggregate, of our common stock at exercise prices ranging from $24.44 to $28.95 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 3,677,442 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 525,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan and the 2014 Equity Incentive Plan, of which 272,820 were issued as of December 31, 2014. As of December 31, 2014, options to purchase a total of 193,963 shares were exercisable and had exercise prices ranging from $24.44 to $28.95.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Provisions of our Articles of Incorporation and the Pennsylvania Business Corporation Law could deter takeovers which are opposed by the Board of Directors.

Our articles of incorporation require the approval of 80% of our outstanding shares for any merger or consolidation unless the transaction meets certain fair price criteria or the business combination has been approved or authorized by the Board of Directors. In addition, our articles of incorporation may require the disgorgement of profits realized by any person who attempts to acquire control of the Company. As a Pennsylvania corporation with a class of securities registered with the Securities and

Exchange Commission, the Company is governed by certain provisions of the Pennsylvania Business Corporation Law that, inter alia, permit the disparate treatment of certain shareholders; prohibit calls of special meetings by shareholders; require unanimous written consent for shareholder action in lieu of a meeting; require shareholder approval for certain transactions in which a shareholder has an interest; and impose additional requirements on business combinations with persons who are the beneficial owners of more than 20% of the Company’s stock.

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

Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.  A continuation of the current low interest rate environment could also adversely affect our spread since, while yields on interest-earning assets continue to fall, we are limited in our ability to reduce our interest costs much further.

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

We may bear costs associated with the proliferation of computer theft and cybercrime.

As part of our banking business, we collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements. The increasing sophistication of cyber-criminals and terrorists makes it extremely difficult to keep up with new threats and could result in a breach of our data security. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources or by merchants using our customers’ debit and credit cards, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our customer accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, customer notification requirements, significant increases in compliance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and 14 additional branch offices. The Bank’s total investment in office property and equipment is $16.3 million with a net book value of $6.7 million as of December 31, 2014. The Bank currently operates automated teller machines at 15 of its facilities. The Bank leases five of its locations with minimum lease commitments of $3.3 million through 2029.  Four of the locations have various renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2014 (the “Annual Report”) and is incorporated herein by reference.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchase of Equity Securities. Not applicable.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders

2006 Stock Option Plan	206,463	$26.74	11,480
2014 Equity Incentive Plan	9,300	29.08	240,700

Equity compensation plans not approved by security holders	—	—	—

TOTAL	215,763	$26.84	252,180

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

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2014, together with the related notes and the independent registered public accounting firm report of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.           Exhibits

P
No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Norwood Financial Corp. Stock Option Plan (4)
10.4†	Change in Control Severance Agreement with Robert J. Mancuso (5)
10.5†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7†	1999 Directors Stock Compensation Plan (4)
10.8†	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9†	2006 Stock Option Plan (8)
10.10†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13†	Change in Control Severance Agreement with James F. Burke (10)
10.14†	2014 Equity Incentive Plan (11)
10.15†	Addendum to Change in Control Severance Agreement with William S. Lance (12)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2014
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364.
(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.
(3)	Incorporated herein by reference from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(5)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(6)	Incorporated herein by reference from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(7)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.

(8)	Incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(10)	Incorporated herein by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 13, 2015	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 13, 2015 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director
/s/ Dr. Andrew A. Forte		/s/ Susan Gumble
Dr. Andrew A. Forte Director		Susan Gumble Director
/s/ Daniel J. O'Neill		/s/ John E. Marshall
Daniel J. O’Neill Director		John E. Marshall Director
/s/ Ralph A. Matergia		/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director		Dr. Kenneth A. Phillips Director
/s/ Kevin M. Lamont		/s/ William S. Lance
Kevin M. Lamont Director		William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)