Form 10-Q
period 2015-03-31
NORWOOD FINANCIAL CORP
filed 2015-05-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number   0-28366

                                             Norwood Financial Corp.
       (Exact name of registrant as specified in its charter)

             Pennsylvania                                                                             23-2828306
(State or other jurisdiction of                                                 (I.R.S. employer identification no.)
incorporation or organization)

717 Main Street, Honesdale, Pennsylvania                                                   18431
(Address of principal executive offices)                                                      (Zip Code)

Registrant’s telephone number, including area code   (570) 253-1455

___________________________________N/A_______________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                            Class                                   Outstanding as of May 1, 2015
       Common stock, par value $0.10 per share                                          3,679,046

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

{DC011046.1}

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,658	$8,081
Interest bearing deposits with banks	11,969	4,295
Cash and cash equivalents	19,627	12,376

Securities available for sale, at fair value	155,674	156,395
Loans receivable	518,961	501,135
Less: Allowance for loan losses	6,007	5,875
Net loans receivable	512,954	495,260
Regulatory stock, at cost	1,838	1,714
Bank premises and equipment, net	6,632	6,734
Bank owned life insurance	18,417	18,284
Accrued interest receivable	2,329	2,339
Foreclosed real estate owned	1,698	3,726
Goodwill	9,715	9,715
Other intangibles	361	389
Deferred tax asset	3,308	3,285
Other assets	1,806	1,418
TOTAL ASSETS	$734,359	$711,635

LIABILITIES
Deposits:
Non-interest bearing demand	$101,423	$98,064
Interest-bearing	468,783	461,880
Total deposits	570,206	559,944
Short-term borrowings	30,581	25,695
Other borrowings	27,807	22,200
Accrued interest payable	955	966
Other liabilities	4,359	3,789
TOTAL LIABILITIES	633,908	612,594

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,718,018 shares	372	372
Surplus	35,239	35,206
Retained earnings	64,975	64,078
Treasury stock at cost: 2015: 38,972 shares,	(1,046)	(1,077)
2014: 40,576 shares
Accumulated other comprehensive income	911	462
TOTAL STOCKHOLDERS’ EQUITY	100,451	99,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$734,359	$711,635

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Loans receivable, including fees	$6,061	$5,980
Securities	1,023	987
Other	4	1
Total interest income	7,088	6,968

INTEREST EXPENSE
Deposits	604	635
Short-term borrowings	12	22
Other borrowings	165	166
Total interest expense	781	823
NET INTEREST INCOME	6,307	6,145
PROVISION FOR LOAN LOSSES	620	420
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,687	5,725

OTHER INCOME
Service charges and fees	572	576
Income from fiduciary activities	105	104
Net realized gains on sales of securities	311	95
Gains on sale of loans and servicing rights, net	18	39
Earnings and proceeds on bank owned life insurance	165	168
Other	108	71
Total other income	1,279	1,053

OTHER EXPENSES
Salaries and employee benefits	2,137	2,165
Occupancy, furniture & equipment, net	556	578
Data processing related	234	212
Taxes, other than income	175	165
Professional fees	183	165
Federal Deposit Insurance Corporation insurance assessment	95	114
Foreclosed real estate owned	158	65
Other	649	668
Total other expenses	4,187	4,132

INCOME BEFORE INCOME TAXES	2,779	2,646
INCOME TAX EXPENSE	738	682
NET INCOME	$2,041	$1,964

BASIC EARNINGS PER SHARE	$0.55	$0.54

DILUTED EARNINGS PER SHARE	$0.55	$0.54

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$2,041	$1,964
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	989	2,525
Tax effect	(335)	(860)
Reclassification of gains recognized in net income	(311)	(95)
Tax effect	106	32
Other comprehensive income:	449	1,602
Comprehensive Income	$2,490	$3,566

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2015
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance December 31, 2014	3,718,018	$372	$35,206	$64,078	40,576	$(1,077)	$462	$99,041
Net Income				2,041				2,041
Other comprehensive income							449	449
Cash dividends declared ($.31 per share)				(1,144)				(1,144)
Compensation expense related to restricted stock			14					14
Acquisition of treasury stock					4,374	(127)		(127)
Stock options exercised			(4)		(5,978)	158		154
Tax benefit of stock options			6					6
Compensation expense related to stock options			17					17

Balance, March 31, 2015	3,718,018	$372	$35,239	$64,975	38,972	$(1,046)	$911	$100,451

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,041	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	620	420
Depreciation	139	147
Amortization of intangible assets	28	33
Deferred income taxes	(252)	(303)
Net amortization of securities premiums and discounts	233	211
Net realized gain on sales of securities	(311)	(95)
Net increase in cash surrender value of life insurance	(165)	(168)
Loss on foreclosed real estate	65	19
Gain on sale of mortgage loans	(24)	(41)
Mortgage loans originated for sale	(780)	(1,110)
Proceeds from sale of mortgage loans originated for sale	804	1,151
Compensation expense related to stock options	17	40
Compensation expense related to restricted stock	14	-
Increase in accrued interest receivable and other assets	(341)	(445)
Increase in accrued interest payable and other liabilities	518	701
Net cash provided by operating activities	2,606	2,524

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	13,976	12,080
Proceeds from maturities and principal reductions on mortgage-backed securities	2,876	3,150
Purchases	(15,375)	(10,950)
Purchase of regulatory stock	(327)	(504)
Redemption of regulatory stock	203	640
Net (increase) decrease in loans	(18,387)	6,297
Purchase of premises and equipment	(37)	(53)
Proceeds from sale of foreclosed real estate	2,031	9
Net cash (used in) provided by investing activities	(15,040)	10,669

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,262	(1,106)
Net increase (decrease) in short-term borrowings	4,886	(9,541)
Repayments of other borrowings	(393)	(388)
Proceeds from other borrowings	6,000	-
Stock options exercised	154	-
Tax benefit of stock options exercised	6	-
Purchase of treasury stock	(127)	(179)
Cash dividends paid	(1,103)	(1,093)
Net cash provided by (used in) financing activities	19,685	(12,307)
Increase in cash and cash equivalents	7,251	886

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,376	7,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,627	$8,749

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$792	$872
Income taxes paid, net of refunds	201	204
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$68	$383
Cash dividends declared	1,141	1,091

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2014.

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

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Basic EPS weighted average shares outstanding	3,680	3,643
Dilutive effect of stock options	6	10
Diluted EPS weighted average shares outstanding	3,686	3,653

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 49,700 as of March 31, 2015 based upon the closing price of Norwood common stock of $27.69 per share on March 31, 2015. As of March 31, 2014 there were 20,700 stock options which were anti-dilutive based on the closing price of Norwood stock of $28.60 on March 31, 2014.

3.             Stock-Based Compensation

No awards were granted during the three month period ending March 31, 2015. As of March 31, 2015, there was $50,000 of total unrecognized compensation cost related to non-vested options granted in 2014 under the 2014 Stock Option Plan, which will be fully amortized by December 31, 2015.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contrctual Term		($000)

Outstanding at January 1, 2015	206,463	$26.74	5.7	Yrs.	$478
Granted	-	-	-		-
Exercised	(5,978)	25.87	5.1		-
Forfeited	-	-	-		-
Outstanding at March 31, 2015	200,485	$26.76	5.5		$235

Exercisable at March 31, 2015	187,985	$26.61	5.2	Yrs.	$235

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $27.69 as of March 31, 2015 and $29.05 as of December 31, 2014.

A summary of the Company’s restricted stock activity and related information for the three month period ended March 31, 2015 is as follows:

Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1, 2015	9,300	$29.08
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2015	9,300	$29.08

The expected future compensation expense relating to the 9,300 shares of non-vested restricted stock outstanding as of March 31, 2015 is $257,000.

4.             Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months ended March 31, 2015 and 2014:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive income before reclassification	654
Amount reclassified from accumulated other comprehensive income	(205)
Total other comprehensive income	449
Balance as of March 31, 2015	$911

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive income before reclassification	1,665
Amount reclassified from accumulated other comprehensive income	(63)
Total other comprehensive income	1,602
Balance as of March 31, 2014	$(1,000)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2015 and 2014:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income	Income (a)		Presented

	Three months ended
	March 31,
	2015	2014
Unrealized gains on available for sale securities	$311	$95	Net realized gains on sales of securities
	(106)	(32)	Income tax expense
	$205	$63	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:
(in thousands)	March 31,
	2015	2014

Unfunded availability under loan commitments	$25,951	$24,728
Unfunded commitments under lines of credit	48,873	46,360
Standby letters of credit	5,776	5,700
	$80,600	$76,788

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2015 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$27,100	$129	$(97)	$27,132
States and political subdivisions	57,831	1,522	(295)	59,058
Corporate obligations	6,351	180	-	6,531
Mortgage-backed securities-
government sponsored entities	62,713	364	(500)	62,577
Total debt securities	153,995	2,195	(892)	155,298
Equity securities-financial services	292	84	-	376
	$154,287	$2,279	$(892)	$155,674

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$29,289	$42	$(356)	$28,975
States and political subdivisions	52,685	1,750	(103)	54,332
Corporate obligations	6,387	110	(11)	6,486
Mortgage-backed securities-government
sponsored entities	67,032	109	(937)	66,204
Total debt securities	155,393	2,011	(1,407)	155,997
Equity securities-financial services	292	106	-	398
	$155,685	$2,117	$(1,407)	$156,395

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$3,010	$(12)	$9,111	$(85)	$12,121	$(97)
States and political subdivisions	12,141	(238)	2,477	(57)	14,618	(295)
Mortgage-backed securities-government sponsored agencies	13,040	(118)	20,029	(382)	33,069	(500)
	$28,191	$(368)	$31,617	$(524)	$59,808	$(892)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$4,965	$(17)	$15,051	$(339)	$20,016	$(356)
States and political subdivisions	3,195	(20)	4,633	(83)	7,828	(103)
Corporate obligations	-	-	1,144	(11)	1,144	(11)
Mortgage-backed securities-government sponsored agencies	22,090	(189)	26,050	(748)	48,140	(937)
	$30,250	$(226)	$46,878	$(1,181)	$77,128	$(1,407)

At March 31, 2015, the Company has 33 debt securities in an unrealized loss position in the less than twelve months category and 33 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2015.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,250	$1,265
Due after one year through five years	25,192	25,391
Due after five years through ten years	17,737	17,827
Due after ten years	47,103	48,238

Mortgage-backed securities-government sponsored agencies	62,713	62,577
	$153,995	$155,298

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2015	2014
Gross realized gains	$311	$95
Gross realized losses	-	-
Net realized gain	$311	$95
Proceeds from sales of securities	$13,976	$12,080

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	March 31, 2015		December 31, 2014
Real Estate-Residential	$157,707	30.4%	$158,139	31.5%
Commercial	265,635	51.1	261,956	52.2
Construction	20,180	3.9	19,221	3.9
Commercial, financial and agricultural	55,353	10.7	42,514	8.5
Consumer loans to individuals	20,474	3.9	19,704	3.9
Total loans	519,349	100.0%	501,534	100.0%
Deferred fees, net	(388)		(399)
Total loans receivable	518,961		501,135
Allowance for loan losses	(6,007)		(5,875)
Net loans receivable	$512,954		$495,260

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31 (in thousands):

	2015	2014
Balance at beginning of period	$8	$20
Accretion	-	(7)
Reclassification and other	-	-
Balance at end of period	$8	$13

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2015	December 31, 2014

Outstanding Balance	$1,045	$1,057
Carrying Amount	$1,038	$1,049

There were no material increases or decreases in the expected cash flows of these loans since the acquisition date.  As of December 31, 2014, for loans that were acquired with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of March 31, 2015 and December 31, 2014, foreclosed real estate owned totaled $1,698,000 and $3,726,000, respectively.  As of March 31, 2015, included within foreclosed real estate owned is $225,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of March 31, 2015, the Company has initiated formal foreclosure proceedings on $1,055,000 of consumer residential mortgages.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2015	(In thousands)

Individually evaluated for impairment	$-	$10,370	$-	$-	$-	$10,370
Loans acquired with deteriorated credit quality	221	817	-	-	-	1,038
Collectively evaluated for impairment	157,486	254,448	20,180	55,353	20,474	507,941
Total Loans	$157,707	$265,635	$20,180	$55,353	$20,474	$519,349

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2014

Individually evaluated for impairment	$-	$10,556	$-	$-	$-	$10,556
Loans acquired with deteriorated credit quality	225	824	-	-	-	1,049
Collectively evaluated for impairment	157,914	250,576	19,221	42,514	19,704	489,929
Total Loans	$158,139	$261,956	$19,221	$42,514	$19,704	$501,534

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$221	$228	$-
Commercial	10,531	11,063	-
Subtotal	10,752	11,291	-
With an allowance recorded:
Real Estate Loans
Commercial	656	1,520	284
Subtotal	656	1,520	284
Total:
Real Estate Loans
Residential	221	228	-
Commercial	11,187	12,583	284
Total Impaired Loans	$11,408	$12,811	$284

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2014		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$225	$233	$-
Commercial	8,407	8,566	-
Subtotal	8,632	8,799	-
With an allowance recorded:
Real Estate Loans
Commercial	2,973	3,837	293
Subtotal	2,973	3,837	293
Total:
Real Estate Loans
Residential	225	233	-
Commercial	11,380	12,403	293
Total Impaired Loans	$11,605	$12,636	$293

The following information for impaired loans is presented (in thousands) for the three months ended March 31, 2015 and 2014:

	Average Recorded		Interest Income
	Investment		Recognized
	2015	2014	2015	2014
Total:
Real Estate Loans
Residential	$223	$240	$1	$1
Commercial	11,210	11,754	396	57
Total Loans	$11,433	$11,994	$397	$58

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2015, troubled debt restructured loans totaled $8.6 million and resulted in specific reserves of $33,000.  As of December 31, 2014, troubled debt restructured loans totaled $8.8 million and resulted in specific reserves of $293,000.  For the period ended March 31, 2015, there were no new loans identified as troubled debt restructurings.  During 2015, the Company recognized write-downs in the amount of $373,000 on two loans previously identified as troubled debt restructurings with a carrying value of $2.4 million as of March 31, 2015.

 For the period ended March 31, 2014, there were no new loans identified as troubled debt restructures, nor were there any loan modifications classified as troubled debt restructures that subsequently defaulted during the period.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2015 and December 31, 2014 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
March 31, 2015
Commercial real estate loans	$250,536	$1,957	$13,142	$-	$265,635
Commercial loans	55,353	-	-	-	55,353
Total	$305,889	$1,957	$13,142	$-	$320,988

		Special		Doubtful
	Pass	Mention	Substandard	and Loss	Total
December 31, 2014
Commercial real estate loans	$246,629	$1,983	$13,344	$-	$261,956
Commercial loans	42,514	-	-	-	42,514
Total	$289,143	$1,983	$13,344	$-	$304,470

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

	Performing	Nonperforming	Total
March 31, 2015
Residential real estate loans	$156,248	$1,459	$157,707
Construction	20,180	-	20,180
Consumer loans	20,472	2	20,474
Total	$196,900	$1,461	$198,361

	Performing	Nonperforming	Total
December 31, 2014
Residential real estate loans	$156,464	$1,675	$158,139
Construction	19,221	-	19,221
Consumer loans	19,700	4	19,704
Total	$195,385	$1,679	$197,064

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2015 and December 31, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2015
Real Estate loans
Residential	$156,071	$177	$-	$-	$1,459	$1,636	$157,707
Commercial	261,211	147	-	-	4,277	4,424	265,635
Construction	20,180	-	-	-	-	-	20,180
Commercial loans	55,329	24	-	-	-	24	55,353
Consumer loans	20,403	57	12	-	2	71	20,474
Total	$513,194	$405	$12	$-	$5,738	$6,155	$519,349

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2014
Real Estate loans
Residential	$156,242	$222	$-	$-	$1,675	$1,897	$158,139
Commercial	252,495	5,100	440	-	3,921	9,461	261,956
Construction	19,221	-	-	-	-	-	19,221
Commercial loans	42,500	14	-	-	-	14	42,514
Consumer loans	19,606	94	-	-	4	98	19,704
Total	$490,064	$5,430	$440	$-	$5,600	$11,470	$501,534

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(87)	(393)	-	-	(15)	(495)
Recoveries	2	-	-	-	5	7
Provision for loan losses	115	497	(107)	97	18	620
Ending balance, March 31, 2015	$1,353	$3,994	$115	$353	$192	$6,007
Ending balance individually evaluated for impairment	$-	$284	$-	$-	$-	$284
Ending balance collectively evaluated for impairment	$1,353	$3,710	$115	$353	$192	$5,723

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(75)	(329)	-	-	(11)	(415)
Recoveries	-	-	-	-	14	14
Provision for loan losses	(34)	1,146	(667)	-	(25)	420
Ending balance, March 31, 2014	$1,332	$3,842	$231	$184	$138	$5,727
Ending balance individually evaluated for impairment	$-	$203	$-	$-	$-	$203
Ending balance collectively evaluated for impairment	$1,332	$3,639	$231	$184	$138	$5,524

The Company’s primary business activity as of March 31, 2015 and December 31, 2014 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2015, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality lodging industry, automobile dealers, property owners associations and resorts with loans outstanding of $34.1 million, or 37.5% of capital, to the hospitality lodging industry, $15.1 million, or 16.6% of capital to automobile dealers, $13.2 million, or 14.5% of capital, to property owners associations and $9.6 million, or 10.6 % of capital, to the resort industry.  During the three-month period ended March 31, 2015, there were no write downs in the named concentrations.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $24,000 and $0, respectively, in the first three months of 2015 compared to $42,000 and $0, respectively, in the same period in 2014.  The proceeds from the sales of residential mortgage loans totaled $804,000 and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if appli cable.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2015
Available for Sale:
U.S. Government agencies	$27,132	$-	$27,132	$-
States and political subdivisions	59,058	-	59,058	-
Corporate obligations	6,531	-	6,531	-
Mortgage-backed securities-government
sponsored agencies	62,577	-	62,577	-
Equity securities-financial services	376	376	-	-
Total	$155,674	$376	$155,298	$-

December 31, 2014
Available for Sale:
U.S. Government agencies	$28,975	$-	$28,975	$-
States and political subdivisions	54,332	-	54,332	-
Corporate obligations	6,486	-	6,486	-
Mortgage-backed securities-government
sponsored agencies	66,204	-	66,204	-
Equity securities-financial services	398	398	-	-
Total	$156,395	$398	$155,997	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurement Reporting Date using

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2015
Impaired Loans	$11,124	$-	$-	$11,124
Foreclosed Real Estate Owned	1,698	-	-	1,698

December 31, 2014
Impaired Loans	$11,312	$-	$-	$11,312
Foreclosed Real Estate Owned	3,726	-	-	3,726

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2015
Impaired loans	$10,682	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-32.50% (21.62%)
Impaired loans	$442	Present value of future cash flows	Loan discount rate	6.25-7.00% (6.71%)

Foreclosed real estate owned	$1,698	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$11,312	Appraisal of collateral(1)	Appraisal adjustments(2)	6-33% (23.35%)

Foreclosed real estate owned	$3,726	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, the fair value investment in impaired loans totaled $11,124,000 which included two loans for $656,000 for which a valuation allowance of $284,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and fifteen loans for $10,752,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of March 31, 2015, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,395,000 over the life of the loans.

As of December 31, 2014, the fair value investment in impaired loans totaled $11,312,000 which included three loans for $2,973,000 for which a valuation allowance of $293,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and fourteen loans for $8,632,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2014, the Company had recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,022,000 over the life of the loans.

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

The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2015 and December 31, 2014. (In thousands)

	Fair Value Measurements at March 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,627	$19,627	$19,627	$-	$-
Securities	155,674	155,674	376	155,298	-
Loans receivable, net	512,954	524,641	-	-	524,641
Mortgage servicing rights	265	265	265	-	-
Regulatory Stock	1,838	1,838	1,838	-	-
Bank owned life insurance	18,417	18,417	18,417	-	-
Accrued interest receivable	2,329	2,329	2,329	-	-

Financial liabilities:
Deposits	570,206	570,470	348,655	-	221,815
Short-term borrowings	30,581	30,581	30,581	-	-
Other borrowings	27,807	28,885	-	-	28,885
Accrued interest payable	955	955	955	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,376	$12,376	$12,376	$-	$-
Securities	156,395	156,395	398	155,997	-
Loans receivable, net	495,260	507,833	-	-	507,833
Mortgage servicing rights	271	277	-	277	-
Regulatory stock	1,714	1,714	1,714	-	-
Bank owned life insurance	18,284	18,284	18,284	-	-
Accrued interest receivable	2,339	2,339	2,339	-	-

Financial liabilities:
Deposits	559,944	560,243	338,112	-	222,131
Short-term borrowings	25,695	25,695	25,695	-	-
Other borrowings	22,200	23,228	-	-	23,228
Accrued interest payable	966	966	966	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9.             New and Recently Adopted Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This Update did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method.  The Company has included the disclosures related to this Update in Note 7.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).  This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance  will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.  This Update is not expected to have a significant impact on the Company’s financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties are as follows:

•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	higher deposit insurance premiums
•	soundness of other financial institutions
•	increased compliance burden under new financial reform legislation
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks
•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2014 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

The Company uses the modified prospective transition method to account for stock options.  Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.  Restricted shares vest over a five year period.  The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at March 31, 2015 and December 31, 2014 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2015.

In connection with the acquisition of North Penn Bancorp, Inc. (“North Penn”), the Company recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institution acquired in a purchase transaction, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of March 31, 2015 were $734.4 million compared to $711.6 million as of December 31, 2014, an increase of $22.8 million due primarily to an increase of $17.9 million in loans receivable which were funded by a $10.3 million increase in total deposits and a $10.5 million increase in borrowed funds.

Securities

The fair value of securities available for sale as of March 31, 2015 was $155.7 million compared to $156.4 million as of December 31, 2014.  The Company purchased $15.4 million of securities principally using the proceeds from $16.9 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$27,132	17.4%	$28,975	18.5%
States and political subdivisions	59,058	37.9	54,332	34.7
Corporate obligations	6,531	4.2	6,486	4.2
Mortgage-backed securities-
government sponsored entities	62,577	40.2	66,204	42.3
Equity securities-financial services	376	0.3	398	0.3
Total	$155,674	100.0%	$156,395	100.0%

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

Loans

Loans receivable totaled $519.0 million at March 31, 2015 compared to $501.1 million as of December 31, 2014.  The $17.9 million increase recorded in the three-month period ending March 31, 2015 was attributed to a $12.8 million increase in commercial loans and a $3.7 million increase in commercial real estate loans.  Construction loans increased $1.0 million during the period while all other retail loans increased $400,000, net.

The allowance for loan losses totaled $6,007,000 as of March 31, 2015 and represented 1.16% of total loans outstanding, compared to $5,875,000, or 1.17% of total loans, at December 31, 2014, and $5,727,000, or 1.15% of total loans, as of March 31, 2014.  The Company had net charge-offs for the three months ended March 31, 2015 of $488,000 compared to $400,000 in the corresponding period in 2014.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2015 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2015, non-performing loans totaled $5.7 million, or 1.11% of total loans compared to $5.6 million, or 1.12% of total loans at December 31, 2014. At March 31, 2015, non-performing assets totaled $7.4 million, or 1.01%, of total assets compared to $9.3 million, or 1.31%, of total assets at December 31, 2014.  The decrease in non-performing assets principally reflects the sale of a property in the current period with a carrying value of $1.9 million on December 31, 2014.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2015		December 31, 2014
Loans accounted for on a non-accrual basis:
Commercial	$-		$-
Real Estate	5,736		5,596
Consumer	2		4
Total non-accrual loans *	5,738		5,600

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	5,738		5,600
Foreclosed real estate	1,698		3,726
Total non-performing assets	$7,436		$9,326
Allowance for loans losses	$6,007		$5,875
Coverage of non-performing loans	104.69	x	104.91	x
Non-performing loans to total loans	1.11%		1.12%
Non-performing loans to total assets	0.78%		0.79%
Non-performing assets to total assets	1.01%		1.31%

*Includes non-accrual TDRs of $2.6 million as of March 31, 2015 and $2.2 million on December 31, 2014. The Company also had $6.0 million and $6.6 million of accruing TDRs on those dates.

Deposits

During the period, total deposits increased $10.3 million due primarily to a $4.6 million net increase in NOW and money market accounts and a $3.4 million increase in non-interest bearing demand deposits.  All other deposit products increased $2.3 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2015	December 31, 2014

Non-interest bearing demand	$101,423	$98,064
Interest bearing demand	51,482	46,441
Money market deposit accounts	120,121	120,603
Savings	75,629	73,004
Time deposits <$100,000	125,396	126,118
Time deposits >$100,000	96,155	95,714

Total	$570,206	$559,944

Borrowings

Short-term borrowings as of March 31, 2015 totaled $30.6 million compared to $25.7 million as of December 31, 2014.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $4.9 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2015	December 31, 2014
Notes with the FHLB:
Convertible note due July 2015 at 4.34%	$7,064	$7,111
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	1,717	1,866
Amortizing fixed rate borrowing due December 2018 at 1.425%	3,026	3,223
Amortizing fixed rate borrowing due March 2022 at 1.748%	6,000	-
	$27,807	$22,200

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The borrowing due July 2015 includes a $64,000 fair value adjustment recorded at the time of the North Penn acquisition.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $26.0 million as of March 31, 2015 compared to $23.1 million as of December 31, 2014.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

(in thousands)
	March 31, 2015	December 31, 2014

Unfunded availability under loan commitments	$25,951	$23,070
Unfunded commitments under lines of credit	48,873	45,269
Standby letters of credit	5,776	5,660

	$80,600	$73,999

Stockholders’ Equity and Capital Ratios

As of March 31, 2015, stockholders’ equity totaled $100.5 million, compared to $99.0 million as of December 31, 2014.   The net change in stockholders’ equity included $2.0 million of net income that was partially offset by $1.1 million of dividends declared, a $127,000 reduction due to an increase in Treasury Stock, and a $160,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $449,000 due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2015	December 31, 2014
Tier 1 Capital
(To average assets)	12.67%	12.58%
Tier 1 Capital
(To risk-weighted assets)	17.01%	17.33%
Common Equity Tier 1 Capital
(To risk-weighted assets)	17.01%	N/A
Total Capital
(To risk-weighted assets)	18.15%	18.49%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2015.

Liquidity

As of March 31, 2015, the Company had cash and cash equivalents of $19.6 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $155.7 million which could be used for liquidity needs.  This totals $175.3 million of liquidity and represents 23.9% of total assets compared to $168.8 million and 23.7% of total assets as of December 31, 2014.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2015 and December 31, 2014.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line as of March 31, 2015 and December 31, 2014.

The Company has a line of credit commitment from Atlantic Central Bankers Bank for $7,000,000 which expires June 30, 2015.  There were no borrowings under this line as of March 31, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of March 31, 2015 and December 31, 2014.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $278,288,000 as of March 31, 2015, of which $27,807,000 and $22,200,000 was outstanding at March 31, 2015 and December 31, 2014, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 40.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$6,695	$4	0.24%	$854	$1	0.47%
Securities held-to-maturity (1)	-	-	-	175	3	6.86
Securities available for sale:
Taxable	101,841	571	2.24	99,840	488	1.96
Tax-exempt (1)	56,629	684	4.83	59,990	753	5.02
Total securities available for sale (1)	158,470	1,255	3.17	159,830	1,241	3.11
Loans receivable (1) (4) (5)	505,613	6,124	4.84	500,182	6,040	4.83
Total interest earning assets	670,778	7,383	4.40	661,041	7,285	4.41
Non-interest earning assets:
Cash and due from banks	8,044			7,638
Allowance for loan losses	(6,008)			(5,886)
Other assets	46,463			42,204
Total non-interest earning assets	48,499			43,956
Total Assets	$719,277			$704,997
Liabilities and Stockholders' Equity
Interest bearing liabilities:
Interest bearing demand and money market	$171,873	$71	0.17	$168,265	$79	0.19
Savings	73,867	9	0.05	69,963	9	0.05
Time	221,483	524	0.95	210,543	547	1.04
Total interest bearing deposits	467,223	604	0.52	448,771	635	0.57
Short-term borrowings	24,576	12	0.20	41,929	22	0.21
Other borrowings	22,944	165	2.88	23,575	166	2.82
Total interest bearing liabilities	514,743	781	0.61	514,275	823	0.64
Non-interest bearing liabilities:
Demand deposits	99,663			92,593
Other liabilities	4,145			3,995
Total non-interest bearing liabilities	103,808			96,588
Stockholders' equity	100,726			94,134
Total Liabilities and Stockholders' Equity	$719,277			$704,997

Net interest income (tax equivalent basis)		6,602	3.79%		6,462	3.77%
Tax-equivalent basis adjustment		(295)			(317)
Net interest income		$6,307			$6,145
Net interest margin (tax equivalent basis)			3.94%			3.91%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2015 Compared to
	Three months ended March 31, 2014
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$6	$(3)	$3
Securities held to maturity	(3)	-	(3)
Securities available for sale:
Taxable	11	72	83
Tax-exempt securities	(41)	(28)	(69)
Total securities	(30)	44	14
Loans receivable	66	18	84
Total interest earning assets	39	59	98

Interest bearing liabilities:
Interest-bearing demand and money market	2	(10)	(8)
Savings	-	-	-
Time	26	(49)	(23)
Total interest bearing deposits	28	(59)	(31)
Short-term borrowings	(9)	(1)	(10)
Other borrowings	(4)	3	(1)
Total interest bearing liabilities	15	(57)	(42)
Net interest income (tax-equivalent basis)	$24	$116	$140

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2015 to March 31, 2014

General

For the three months ended March 31, 2015, net income totaled $2,041,000 compared to $1,964,000 earned in the similar period in 2014.  The increase in net income for the three months ended March 31, 2015 was due primarily to a $162,000 increase in net interest income and a $195,000 net increase in gains on the sales of loans and securities which was partially offset by a $200,000 increase in the provision for loan losses and a $93,000 increase in foreclosed real estate expense.  Earnings per share for the current period were $.55 per share for basic and fully diluted compared to $.54 per share for basic and fully diluted shares for the three months ended March 31, 2014.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2015 were 1.15% and 8.22%, respectively, compared to 1.13% and 8.46%, respectively, for the similar period in 2014.
The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2015 to March 31, 2014
Net income three months ended March 31, 2014	$1,964
Change due to:
Net interest income	162
Provision for loan losses	(200)
Net gain on sales of loans and securities	195
Other income	31
Salaries and employee benefits	28
Occupancy, furniture and equipment	22
Foreclosed real estate owned	(93)
All other expenses	(12)
Income tax expense	(56)

Net income three months ended March 31, 2015	$2,041

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2015 totaled $6,602,000 which was $140,000 higher than the comparable period in 2014.  The increase in net interest income largely reflects earnings adjustments on loans that were returned to performing status.  The fte net interest spread and net interest margin were 3.79% and 3.94%, respectively, for the three months ended March 31, 2015 compared to 3.77% and 3.91%, respectively, for the similar period in 2014.

Interest income (fte) totaled $7,383,000 with a yield on average earning assets of 4.40% compared to $7,285,000 and 4.41% for the 2014 period. Average loans increased $5.4 million over the comparable period of last year and the yield earned improved one basis point, resulting in a $98,000 increase in fte loan income.  Average earning assets totaled $670.8 million for the three months ended March 31, 2015, an increase of $9.7 million over the average for the similar period in 2014.  This increase in average earning assets added to the improvement. Interest income also benefited from a special cash dividend from the Federal Home Loan Bank.

Interest expense for the three months ended March 31, 2015 totaled $781,000 at an average cost of 0.61% compared to $823,000 and 0.64% for the similar period in 2014.  The cost of time deposits, which is the most significant component of funding, declined to 0.95% from 1.04% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2015 was $620,000 compared to $420,000 for the three months ended March 31, 2014.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $488,000 for the quarter ended March 31, 2015 compared to $401,000 for the similar period in 2014.

Other Income

Other income totaled $1,279,000 for the three months ended March 31, 2015 compared to $1,053,000 for the similar period in 2014.  Net gains from the sale of loans and securities increased $195,000 compared to the same period of 2014 due to increased activity. All other items of other income increased $31,000, net, compared to the third quarter of last year.

Other Expense

Other expense for the three months ended March 31, 2015 totaled $4,187,000 which was $55,000 higher than the same period of 2014.  Costs associated with foreclosed real estate properties increased $93,000 primarily due to a $64,000 loss on the disposition of a commercial property.  All other operating expenses decreased $38,000, net.

Income Tax Expense

Income tax expense totaled $738,000 for an effective tax rate of 26.6% for the period ending March 31, 2015 compared to $682,000 for an effective tax rate of 25.8% for the similar period in 2014.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2015, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of March 31, 2015, the Company had a positive 90-day interest sensitivity gap of $52.2 million or 7.1% of total assets, compared to the $64.4 million or 9.0% of total assets as of December 31, 2014.  Rate sensitive assets repricing within 90 days increased $4.8 million due primarily to a $7.7 million increase in overnight liquidity and a $3.8 million increase in securities cashflow repricing within the period.  Loans receivable repricing with 90 days decreased $6.6 million.  Rate sensitive liabilities increased $17.1 million since year end due primarily to a $14.7 million increase in time deposits maturing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

Certain interest-bearing deposits with no stated maturity dates are included in the interest-sensitivity table below.  The balances allocated to the respective time periods represent an estimate of the total outstanding balance that has the potential to migrate through withdrawal or transfer to time deposits, thereby impacting the interest-sensitivity position of the Company.  The estimates were derived from industry-wide statistical information and do not represent historical results.

March 31, 2015
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$11,969	$-	$-	$-	$11,969
Securities	8,906	13,273	27,209	106,286	155,674
Loans Receivable	116,682	128,498	157,032	116,749	518,961
Total RSA	$137,557	$141,771	$184,241	$223,035	$686,604

Non-maturity interest-bearing deposits	$39,461	$44,385	$117,730	$45,656	$247,232
Time Deposits	38,601	72,774	78,061	32,115	221,551
Other	7,319	19,174	27,759	4,136	58,388
Total RSL	$85,381	$136,333	$223,550	$81,907	$527,171

Interest Sensitivity Gap	$52,176	$5,438	$(39,309)	$141,128	$159,433
Cumulative Gap	52,176	57,614	18,305	159,433
RSA/RSL-cumulative	161.1%	126.0%	104.1%	130.2%

December 31, 2014

Interest Sensitivity Gap	$64,389	$(9,788)	$(40,674)	$138,122	$152,049
Cumulative Gap	64,389	54,601	13,927	152,049
RSA/RSL-cumulative	194.2%	125.6%	103.2%	129.8%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)
10.15	Addendum to Change in Control Severance Agreement with William S. Lance (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	May 8, 2015	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)