Form 10-Q
period 2015-06-30
NORWOOD FINANCIAL CORP
filed 2015-08-07
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Large accelerated filer  [  ]                                                                Accelerated filer   [X]
Non-accelerated filer   [  ]                                                                Smaller reporting company   [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                          Class                                                               Outstanding as of July 31, 2015
          Common stock, par value $0.10 per share                                                3,681,246

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$8,505	$8,081
Interest bearing deposits with banks	11,937	4,295
Cash and cash equivalents	20,442	12,376

Securities available for sale, at fair value	151,304	156,395
Loans receivable	538,870	501,135
Less: Allowance for loan losses	5,947	5,875
Net loans receivable	532,923	495,260
Regulatory stock, at cost	2,240	1,714
Bank premises and equipment, net	6,555	6,734
Bank owned life insurance	18,551	18,284
Accrued interest receivable	2,340	2,339
Foreclosed real estate owned	1,382	3,726
Goodwill	9,715	9,715
Other intangibles	334	389
Deferred tax asset	4,071	3,285
Other assets	1,664	1,418
TOTAL ASSETS	$751,521	$711,635

LIABILITIES
Deposits:
Non-interest bearing demand	$107,610	$98,064
Interest-bearing	468,004	461,880
Total deposits	575,614	559,944
Short-term borrowings	33,842	25,695
Other borrowings	37,211	22,200
Accrued interest payable	988	966
Other liabilities	3,948	3,789
TOTAL LIABILITIES	651,603	612,594

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,718,018 shares	372	372
Surplus	35,268	35,206
Retained earnings	65,797	64,078
Treasury stock at cost: 2015: 37,162 shares,	(997)	(1,077)
2014: 40,576 shares
Accumulated other comprehensive (loss) income	(522)	462
TOTAL STOCKHOLDERS’ EQUITY	99,918	99,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$751,521	$711,635

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable, including fees	$5,924	$5,933	$11,985	$11,913
Securities	950	1,025	1,974	2,013
Other	8	2	12	2
Total interest income	6,882	6,960	13,971	13,928

INTEREST EXPENSE
Deposits	618	618	1,222	1,253
Short-term borrowings	16	20	29	42
Other borrowings	199	167	364	333
Total interest expense	833	805	1,615	1,628
NET INTEREST INCOME	6,049	6,155	12,356	12,300
PROVISION FOR LOAN LOSSES	420	420	1,040	840
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,629	5,735	11,316	11,460

OTHER INCOME
Service charges and fees	622	583	1,194	1,159
Income from fiduciary activities	109	99	215	203
Net realized gains on sales of securities	134	509	445	603
Gains on sale of loans and servicing rights, net	12	26	30	66
Earnings and proceeds on bank owned life insurance	166	175	330	343
Other	90	76	198	147
Total other income	1,133	1,468	2,412	2,521

OTHER EXPENSES
Salaries and employee benefits	2,071	2,172	4,208	4,336
Occupancy, furniture & equipment, net	542	518	1,098	1,096
Data processing related	201	229	435	441
Taxes, other than income	175	161	350	326
Professional fees	124	174	307	340
Federal Deposit Insurance Corporation insurance assessment	65	102	159	216
Foreclosed real estate owned	232	396	390	461
Amortization of intangibles	27	31	56	64
Other	731	690	1,352	1,325
Total other expenses	4,168	4,473	8,355	8,605

INCOME BEFORE INCOME TAXES	2,594	2,730	5,373	5,376
INCOME TAX EXPENSE	631	696	1,369	1,378
NET INCOME	$1,963	$2,034	$4,004	$3,998

BASIC EARNINGS PER SHARE	$0.53	$0.56	$1.09	$1.10

DILUTED EARNINGS PER SHARE	$0.53	$0.56	$1.08	$1.10

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2015	2014
Net income	$1,963	$2,034
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gains (losses)	(2,037)	2,032
Tax effect	693	(691)
Reclassification of gains recognized in net income	(134)	(509)
Tax effect	45	173
Other comprehensive (loss) income:	(1,433)	1,005
Comprehensive Income	$530	$3,039

	Six Months Ended
	June 30,
	2015	2014
Net income	$4,004	$3,998
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding gains (losses)	(1,048)	4,556
Tax effect	358	(1,551)
Reclassification of gains recognized in net income	(445)	(603)
Tax effect	151	205
Other comprehensive (loss) income:	(984)	2,607
Comprehensive Income	$3,020	$6,605

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2015
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance December 31, 2014	3,718,018	$372	$35,206	$64,078	40,576	$(1,077)	$462	$99,041
Net Income				4,004				4,004
Other comprehensive loss							(984)	(984)
Cash dividends declared ($.62 per share)				(2,285)				(2,285)
Compensation expense related to restricted stock			27					27
Acquisition of treasury stock					4,374	(127)		(127)
Stock options exercised			(7)		(7,788)	207		200
Tax benefit of stock options			9					9
Compensation expense related to stock options			33					33

Balance, June 30, 2015	3,718,018	$372	$35,268	$65,797	37,162	$(997)	$(522)	$99,918

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,004	$3,998
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,040	840
Depreciation	277	294
Amortization of intangible assets	56	64
Deferred income taxes	(279)	(291)
Net amortization of securities premiums and discounts	475	424
Net realized gain on sales of securities	(445)	(603)
Earnings and proceeds on bank owned life insurance	(330)	(343)
Loss on sale of foreclosed real estate	275	159
Gain on sale of mortgage loans	(40)	(72)
Mortgage loans originated for sale	(1,803)	(2,228)
Proceeds from sale of mortgage loans originated for sale	1,843	2,300
Compensation expense related to stock options	33	80
Compensation expense related to restricted stock	27	-
Increase in accrued interest receivable and other assets	(145)	(409)
Increase in accrued interest payable and other liabilities	140	443
Net cash provided by operating activities	5,128	4,656

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	23,384	31,865
Proceeds from maturities and principal reductions on mortgage-backed securities	12,377	8,001
Purchases	(32,193)	(32,528)
Proceeds from maturities on securities held to maturity	-	175
Purchase of regulatory stock	(768)	(751)
Redemption of regulatory stock	242	1,191
Net increase in loans	(38,970)	(3,730)
Proceeds from life insurance policies	-	75
Purchase of premises and equipment	(99)	(79)
Proceeds from sale of foreclosed real estate	2,299	140
Net cash (used in) provided by investing activities	(33,728)	4,359

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	15,670	13,532
Net increase (decrease) in short-term borrowings	8,147	(11,905)
Repayments of other borrowings	(989)	(778)
Proceeds from other borrowings	16,000	-
Stock options exercised	200	14
Tax benefit of stock options exercised	9	1
Purchase of treasury stock	(127)	(179)
Cash dividends paid	(2,244)	(2,185)
Net cash provided by (used in) financing activities	36,666	(1,500)
Increase in cash and cash equivalents	8,066	7,515

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,376	7,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,442	$15,378

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,593	$1,713
Income taxes paid, net of refunds	1,431	1,337
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$251	$3,583
Cash dividends declared	1,141	1,091

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic EPS weighted average shares outstanding	3,680	3,643	3,680	3,643
Dilutive effect of stock options	11	10	11	10
Diluted EPS weighted average shares outstanding	3,691	3,653	3,691	3,653

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation, were 20,700 as of June 30, 2014 based upon the closing price of Norwood common stock of $28.50 per share on June 30, 2014.  There was no anti-dilutive effect at June 30, 2015.

3.         Stock-Based Compensation

  No awards were granted during the six month period ending June 30, 2015. As of June 30, 2015, there was $33,000 of total unrecognized compensation cost related to non-vested stock options granted in 2014 under the 2014 Stock Option Plan, which will be fully amortized by December 31, 2015. Total compensation cost related to stock options during the six month period ending June 30, 2015 was $33,000.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2015	206,463	$26.74	5.7	Yrs.	$478
Granted	-	-	-		-
Exercised	(7,788)	25.71	5.2		-
Forfeited	(9,583)	27.02	4.5		-
Outstanding at June 30, 2015	189,092	$26.77	5.2		$483

Exercisable at June 30, 2015	177,092	$26.61	5.0	Yrs.	$480

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $29.32 as of June 30, 2015 and $29.05 as of December 31, 2014.

A summary of the Company’s restricted stock activity and related information for the six month period ended June 30, 2015 is as follows:

Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1, 2015	9,300	$29.08
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2015	9,300	$29.08

The expected future compensation expense relating to the 9,300 shares of non-vested restricted stock outstanding as of June 30, 2015 is $243,000 to be recognized over the next 4.5 years. Total compensation cost related to restricted stock during the six month period ending June 30, 2015 was $27,000.

4.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and six months ended June 30, 2015 and 2014:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive loss before reclassification	(690)
Amount reclassified from accumulated other comprehensive income (loss)	(294)
Total other comprehensive loss	(984)
Balance as of June 30, 2015	$(522)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive income before reclassification	3,005
Amount reclassified from accumulated other comprehensive income (loss)	(398)
Total other comprehensive income	2,607
Balance as of June 30, 2014	$5

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2015	$911
Other comprehensive loss before reclassification	(1,344)
Amount reclassified from accumulated other comprehensive income (loss)	(89)
Total other comprehensive loss	(1,433)
Balance as of June 30, 2015	$(522)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2014	$(1,000)
Other comprehensive income before reclassification	1,341
Amount reclassified from accumulated other comprehensive income (loss)	(336)
Total other comprehensive income	1,005
Balance as of June 30, 2014	$5

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2015 and 2014:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income (loss)	Income (loss) (a)		Presented

	Three months ended
	June 30,
	2015	2014
Unrealized gains on available for sale securities	$134	$509	Net realized gains on sales of securities
	(45)	(173)	Income tax expense
	$89	$336	Net of tax

	Six months ended
	June 30,
	2015	2014
Unrealized gains on available for sale securities	$445	$603	Net realized gains on sales of securities
	(151)	(205)	Income tax expense
	$294	$398	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2015	2014

Unfunded availability under loan commitments	$18,772	$22,851
Unfunded commitments under lines of credit	45,026	43,019
Standby letters of credit	5,769	5,668
	$69,567	$71,538

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2015 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$24,068	$70	$(146)	$23,992
States and political subdivisions	59,973	848	(919)	59,902
Corporate obligations	4,988	73	(9)	5,052
Mortgage-backed securities-
government sponsored entities	62,766	92	(885)	61,973
Total debt securities	151,795	1,083	(1,959)	150,919
Equity securities-financial services	292	93	-	385
	$152,087	$1,176	$(1,959)	$151,304

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$29,289	$42	$(356)	$28,975
States and political subdivisions	52,685	1,750	(103)	54,332
Corporate obligations	6,387	110	(11)	6,486
Mortgage-backed securities-government
sponsored entities	67,032	109	(937)	66,204
Total debt securities	155,393	2,011	(1,407)	155,997
Equity securities-financial services	292	106	-	398
	$155,685	$2,117	$(1,407)	$156,395

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$6,127	$(40)	$8,080	$(106)	$14,207	$(146)
States and political subdivisions	30,153	(830)	2,439	(89)	32,592	(919)
Corporate obligations	1,705	(9)	-	-	1,705	(9)
Mortgage-backed securities-government sponsored agencies	31,364	(295)	18,884	(590)	50,248	(885)
	$69,349	$(1,174)	$29,403	$(785)	$98,752	$(1,959)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$4,965	$(17)	$15,051	$(339)	$20,016	$(356)
States and political subdivisions	3,195	(20)	4,633	(83)	7,828	(103)
Corporate obligations	-	-	1,144	(11)	1,144	(11)
Mortgage-backed securities-government sponsored agencies	22,090	(189)	26,050	(748)	48,140	(937)
	$30,250	$(226)	$46,878	$(1,181)	$77,128	$(1,407)

At June 30, 2015, the Company has 84 debt securities in an unrealized loss position in the less than twelve months category and 32 debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2015.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$640	$649
Due after one year through five years	27,236	27,231
Due after five years through ten years	11,059	11,090
Due after ten years	50,094	49,976

Mortgage-backed securities-government sponsored agencies	62,766	61,973
	$151,795	$150,919

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Gross realized gains	$134	$523	$445	$617
Gross realized losses	-	(14)	-	(14)
Net realized gain	$134	$509	$445	$603
Proceeds from sales of securities	$9,408	$19,785	$23,384	$31,865

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	June 30, 2015		December 31, 2014
Real Estate Loans:
Residential	$161,181	29.9%	$158,139	31.5%
Commercial	266,798	49.5	261,956	52.2
Construction	19,773	3.7	19,221	3.9
Commercial, financial and agricultural	67,440	12.5	42,514	8.5
Consumer loans to individuals	24,025	4.4	19,704	3.9
Total loans	539,217	100.0%	501,534	100.0%
Deferred fees, net	(347)		(399)
Total loans receivable	538,870		501,135
Allowance for loan losses	(5,947)		(5,875)
Net loans receivable	$532,923		$495,260

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30 (in thousands):

	2015	2014
Balance at beginning of period	$8	$20
Accretion	-	(12)
Reclassification and other	-	-
Balance at end of period	$8	$8

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2015	December 31, 2014

Outstanding Balance	$594	$1,057
Carrying Amount	$586	$1,049

There were no material increases or decreases in the expected cash flows of these loans since the acquisition date.  As of December 31, 2014, for loans that were acquired with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probably that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated individually.  We do not aggregate such loans for evaluation purposes.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of June 30, 2015 and December 31, 2014, foreclosed real estate owned totaled $1,382,000 and $3,726,000, respectively.  As of June 30, 2015, included within foreclosed real estate owned is $207,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of June 30, 2015, the Company has initiated formal foreclosure proceedings on $464,000 of consumer residential mortgage loans.

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2015	(In thousands)

Individually evaluated for impairment	$35	$11,206	$-	$-	$-	$11,241
Loans acquired with deteriorated credit quality	216	370	-	-	-	586
Collectively evaluated for impairment	160,930	255,222	19,773	67,440	24,025	527,390
Total Loans	$161,181	$266,798	$19,773	$67,440	$24,025	$539,217

				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2014

Individually evaluated for impairment	$-	$10,556	$-	$-	$-	$10,556
Loans acquired with deteriorated credit quality	225	824	-	-	-	1,049
Collectively evaluated for impairment	157,914	250,576	19,221	42,514	19,704	489,929
Total Loans	$158,139	$261,956	$19,221	$42,514	$19,704	$501,534

The following tables include the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$251	$259	$-
Commercial	8,401	9,063	-
Subtotal	8,652	9,322	-
With an allowance recorded:
Real Estate Loans
Commercial	3,175	4,038	802
Subtotal	3,175	4,038	802
Total:
Real Estate Loans
Residential	251	259	-
Commercial	11,576	13,101	802
Total Impaired Loans	$11,827	$13,360	$802

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2014		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$225	$233	$-
Commercial	8,407	8,566	-
Subtotal	8,632	8,799	-
With an allowance recorded:
Real Estate Loans
Commercial	2,973	3,837	293
Subtotal	2,973	3,837	293
Total:
Real Estate Loans
Residential	225	233	-
Commercial	11,380	12,403	293
Total Impaired Loans	$11,605	$12,636	$293

The following information for impaired loans is presented (in thousands) for the six months ended June 30, 2015 and 2014:

	Average Recorded		Interest Income
	Investment		Recognized
	2015	2014	2015	2014

Real Estate Loans:
Residential	$232	$237	$2	$2
Commercial	11,333	8,220	465	99
Total	$11,565	$8,457	$467	$101

The following information for impaired loans is presented (in thousands) for the three months ended June 30, 2015 and 2014:

	Average Recorded		Interest Income
	Investment		Recognized
	2015	2014	2015	2014

Real Estate Loans:
Residential	$236	$235	$1	$1
Commercial	11,382	8,116	69	42
Total	$11,618	$8,351	$70	$43

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2015, troubled debt restructured loans totaled $8.6 million and resulted in a specific allowance of $457,000.  As of December 31, 2014, troubled debt restructured loans totaled $8.8 million and resulted in a specific allowance of $293,000.  For the period ended June 30, 2015, there was one residential mortgage loan identified as troubled debt restructuring due to the deferral of unpaid principal and interest.  The balance of this loan was $5,000 on June 30, 2015.  In 2015, the Company recognized write-downs in the amount of $373,000 on two loans previously identified as troubled debt restructurings with a carrying value of $2.3 million as of June 30, 2015.

For the Six Months Ended June 30, 2015
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment	Investment
Troubled Debt Restructurings

Real Estate Loans:
Residential	1	$5	$5

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Company’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $1,000,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance for loan losses.

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2015 and December 31, 2014 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2015
Commercial real estate loans	$252,275	$2,212	$12,311	$-	$266,798
Commercial loans	67,440	-	-	-	67,440
Total	$319,715	$2,212	$12,311	$-	$334,238

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2014
Commercial real estate loans	$246,629	$1,983	$13,344	$-	$261,956
Commercial loans	42,514	-	-	-	42,514
Total	$289,143	$1,983	$13,344	$-	$304,470

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  Nonperforming loans include loans which are in nonaccrual status and loans past due over 90 days and still accruing.  The following tables present the recorded investment in the loan classes based on payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

	Performing	Nonperforming	Total
June 30, 2015
Residential real estate loans	$160,146	$1,035	$161,181
Construction	19,773	-	19,773
Consumer loans	24,023	2	24,025
Total	$203,942	$1,037	$204,979

	Performing	Nonperforming	Total
December 31, 2014
Residential real estate loans	$156,464	$1,675	$158,139
Construction	19,221	-	19,221
Consumer loans	19,700	4	19,704
Total	$195,385	$1,679	$197,064

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2015 and December 31, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2015
Real Estate loans
Residential	$159,909	$232	$5	$-	$1,035	$1,272	$161,181
Commercial	256,815	261	-	-	9,722	9,983	266,798
Construction	19,773	-	-	-	-	-	19,773
Commercial loans	67,428	12	-	-	-	12	67,440
Consumer loans	23,983	31	9	-	2	42	24,025
Total	$527,908	$536	$14	$-	$10,759	$11,309	$539,217

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2014
Real Estate loans
Residential	$156,242	$222	$-	$-	$1,675	$1,897	$158,139
Commercial	252,495	5,100	440	-	3,921	9,461	261,956
Construction	19,221	-	-	-	-	-	19,221
Commercial loans	42,500	14	-	-	-	14	42,514
Consumer loans	19,606	94	-	-	4	98	19,704
Total	$490,064	$5,430	$440	$-	$5,600	$11,470	$501,534

The following tables present the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(113)	(827)	-	-	(43)	(983)
Recoveries	4	-	-	-	11	15
Provision for loan losses	(129)	1,089	(125)	149	56	1,040
Ending balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947
Ending balance individually evaluated for impairment	$-	$802	$-	$-	$-	$802
Ending balance collectively evaluated for impairment	$1,085	$3,350	$97	$405	$208	$5,145

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2015	$1,353	$3,994	$115	$353	$192	$6,007
Charge Offs	(26)	(434)	-	-	(28)	(488)
Recoveries	2	-	-	-	6	8
Provision for loan losses	(244)	592	(18)	52	38	420
Ending balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(98)	(829)	-	-	(27)	(954)
Recoveries	-	-	-	-	17	17
Provision for loan losses	(149)	1,704	(693)	(5)	(17)	840
Ending balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611
Ending balance individually evaluated for impairment	$-	$209	$-	$-	$-	$209
Ending balance collectively evaluated for impairment	$1,194	$3,691	$205	$179	$133	$5,402

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2014	$1,332	$3,842	$231	$184	$138	$5,727
Charge Offs	(23)	(500)	-	-	(16)	(539)
Recoveries	-	-	-	-	3	3
Provision for loan losses	(115)	558	(26)	(5)	8	420
Ending balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611

The Company’s primary business activity as of June 30, 2015 and December 31, 2014 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2015, the Company considered its concentration of credit risk to be acceptable.  The highest concentration was in the hospitality lodging industry, with loans outstanding of $55.8 million, or 10.3% of loans outstanding.  During 2015, the Company did not record a loss in the named concentration.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $40,000 and $0, respectively, in the first six months of 2015 compared to $72,000 and $0, respectively, in the same period in 2014.  The proceeds from the sales of residential mortgage loans totaled $1.8 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $16,000 and $0, respectively, for the three months ended June 30, 2015 compared to $28,000 and $0, respectively, in the same period in 2014.  The proceeds from the sales of residential mortgage loans totaled $1.0 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2015
Available for Sale:
U.S. Government agencies	$23,992	$-	$23,992	$-
States and political subdivisions	59,902	-	59,902	-
Corporate obligations	5,052	-	5,052	-
Mortgage-backed securities-government
sponsored agencies	61,973	-	61,973	-
Equity securities-financial services	385	385	-	-
Total	$151,304	$385	$150,919	$-

December 31, 2014
Available for Sale:
U.S. Government agencies	$28,975	$-	$28,975	$-
States and political subdivisions	54,332	-	54,332	-
Corporate obligations	6,486	-	6,486	-
Mortgage-backed securities-government
sponsored agencies	66,204	-	66,204	-
Equity securities-financial services	398	398	-	-
Total	$156,395	$398	$155,997	$-

The following is a discussion of assets and liabilities measured at fair value on a non-recurring basis and valuation techniques applied:

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2015
Impaired Loans	$11,025	$-	$-	$11,025
Foreclosed Real Estate Owned	1,382	-	-	1,382

December 31, 2014
Impaired Loans	$11,312	$-	$-	$11,312
Foreclosed Real Estate Owned	3,726	-	-	3,726

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2015
Impaired loans	$10,592	Appraisal of collateral(1)	Appraisal adjustments(2)	10-60% (21.39%)
Impaired loans	$433	Present value of future cash flows	Loan discount rate	6.25 - 7.00% (6.67%)

Foreclosed real estate owned	$1,382	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(In thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014
Impaired loans	$11,312	Appraisal of collateral(1)	Appraisal adjustments(2)	6-33% (23.35%)

Foreclosed real estate owned	$3,726	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the fair value investment in impaired loans totaled $11,025,000 which included five loan relationships for $3,175,000 for which a valuation allowance of $802,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and thirteen loans for $8,652,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of June 30, 2015, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,525,000 over the life of the loans.

As of December 31, 2014, the fair value investment in impaired loans totaled $11,312,000 which included three loans for $2,973,000 for which a valuation allowance of $293,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and fourteen loans for $8,632,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2014, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,022,000 over the life of the loans.

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

The estimated fair values of the Company’s financial instruments were as follows at June 30, 2015 and December 31, 2014. (In thousands)

	Fair Value Measurements at June 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,442	$20,442	$20,442	$-	$-
Securities	151,304	151,304	385	150,919	-
Loans receivable, net	532,923	542,615	-	-	542,615
Mortgage servicing rights	261	289	-	289	-
Regulatory Stock	2,240	2,240	2,240	-	-
Bank owned life insurance	18,551	18,551	18,551	-	-
Accrued interest receivable	2,340	2,340	2,340	-	-

Financial liabilities:
Deposits	575,614	575,889	367,310	-	208,579
Short-term borrowings	33,842	33,842	33,842	-	-
Other borrowings	37,211	38,333	-	-	38,333
Accrued interest payable	988	988	988	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,376	$12,376	$12,376	$-	$-
Securities	156,395	156,395	398	155,997	-
Loans receivable, net	495,260	507,833	-	-	507,833
Mortgage servicing rights	271	277	-	277	-
Regulatory stock	1,714	1,714	1,714	-	-
Bank owned life insurance	18,284	18,284	18,284	-	-
Accrued interest receivable	2,339	2,339	2,339	-	-

Financial liabilities:
Deposits	559,944	560,243	338,112	-	222,131
Short-term borrowings	25,695	25,695	25,695	-	-
Other borrowings	22,200	23,228	-	-	23,228
Accrued interest payable	966	966	966	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260):Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  The Update applies to reporting entities that elect to measure the fair value of an investment using the net asset value per share (or its equivalent) practical expedient. Under the amendments in this Update, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. Removing those investments from the fair value hierarchy not only eliminates the diversity in practice resulting from the way in which investments measured at net asset value per share (or its equivalent) with future redemption dates are classified, but also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. Investments that calculate net asset value per share (or its equivalent), but for which the practical expedient is not applied will continue to be included in the fair value hierarchy. A reporting entity should continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity's financial statements. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944) - Disclosure about Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services-Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at June 30, 2015 and December 31, 2014 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2015.

In connection with the acquisition of North Penn Bancorp, Inc. (“North Penn”), we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institution acquired in the purchase transaction, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of June 30, 2015 were $751.5 million compared to $711.6 million as of December 31, 2014, an increase of $39.9 million due primarily to a $37.7 million increase in loans receivable which was funded by a $23.2 million increase in borrowed funds and a $15.7 million increase in deposits.

Securities

The fair value of securities available for sale as of June 30, 2015 was $151.3 million compared to $156.4 million as of December 31, 2014.  The Company purchased $32.2 million of securities principally using the proceeds from $35.8 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$23,992	15.8%	$28,975	18.5%
States and political subdivisions	59,902	39.6	54,332	34.7
Corporate obligations	5,052	3.3	6,486	4.2
Mortgage-backed securities-
government sponsored entities	61,973	41.0	66,204	42.3
Equity securities-financial services	385	0.3	398	0.3
Total	$151,304	100.0%	$156,395	100.0%

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

Loans

Loans receivable totaled $538.9 million at June 30, 2015 compared to $501.1 million as of December 31, 2014.  The $37.8 million increase recorded in the six month period ending June 30, 2015 was attributed to a $21.6 million increase in municipal financing, a $4.8 million increase in commercial mortgage loans and a $4.2 million increase in indirect auto and marine financing.  Residential mortgage loans also increased $3.0 million during the period.  The increase in municipal financing reflects management’s strategy for growth in high quality credits resulting from opportunities within our local markets.

The allowance for loan losses totaled $5,947,000 as of June 30, 2015 and represented 1.10% of total loans, compared to $5,875,000, or 1.17% of total loans, at December 31, 2014, and $5,611,000, or 1.12% of total loans, as of June 30, 2014.  The Company had net charge-offs for the six months ended June 30, 2015 of $968,000 compared to $937,000 in the corresponding period in 2014.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2015 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2015, non-performing loans totaled $10.8 million, or 2.00% of total loans compared to $5.6 million, or 1.12% of total loans at December 31, 2014. The increase was due primarily to the transfer of a $5.0 million credit to non-accrual status during the second quarter of 2015 due to weak cash flow projections. At June 30, 2015, non-performing assets totaled $12.1 million, or 1.62%, of total assets compared to $9.3 million, or 1.31%, of total assets at December 31, 2014.  The increase reflects the transfer of the previously mentioned credit to non-accrual status, which was partially offset by a reduction in foreclosed real estate owned due to the sale of a property with a carrying value of $1.9 million as of December 31, 2014.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2015		December 31, 2014
Loans accounted for on a non-accrual basis:
Commercial	$-		$-
Real Estate	10,757		5,596
Consumer	2		4
Total non-accrual loans *	10,759		5,600

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	10,759		5,600
Foreclosed real estate	1,382		3,726
Total non-performing assets	$12,141		$9,326
Allowance for loans losses	$5,947		$5,875
Coverage of non-performing loans	55.27	x	104.91	x
Non-performing loans to total loans	2.00%		1.12%
Non-performing loans to total assets	1.43%		0.79%
Non-performing assets to total assets	1.62%		1.31%

*Includes non-accrual TDRs of $7.5 million as of June 30, 2015 and $2.2 million on December 31, 2014. The Company also had $1.1 million and $6.6 million of accruing TDRs on those dates.

Deposits

During the period, total deposits increased $15.7 million due primarily to a $10.8 million increase in NOW and money market accounts and a $9.5 million increase in non-interest bearing demand deposits.  Time certificates of deposit over $100,000 decreased $13.2 million as municipalities utilized funds to meet cash flow needs.  All other deposit products increased $8.6 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2015	December 31, 2014

Non-interest bearing demand	$107,610	$98,064
Interest bearing demand	53,236	46,441
Money market deposit accounts	131,357	120,603
Savings	75,107	73,004
Time deposits <$100,000	125,762	126,118
Time deposits >$100,000	82,542	95,714

Total	$575,614	$559,944

Borrowings

Short-term borrowings as of June 30, 2015 totaled $33.8 million compared to $25.7 million as of December 31, 2014.  Short-term borrowings, which consist of securities sold under agreements to repurchase, increased $8.1 million principally due to the seasonality of municipal cash management accounts.

Other borrowings consisted of the following:

(dollars in thousands)
	June 30, 2015	December 31, 2014
Notes with the FHLB:
Convertible note due July 2015 at 4.34%	$7,016	$7,111
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	1,567	1,866
Amortizing fixed rate borrowing due December 2018 at 1.425%	2,830	3,223
Amortizing fixed rate borrowing due June 2020 at 1.490%	10,000	-
Amortizing fixed rate borrowing due March 2022 at 1.748%	5,798	-
	$37,211	$22,200

The convertible notes contain an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 19 to 22 basis points.  If the notes are converted, the option allows the Bank to put the funds back to the FHLB at no charge.  The fixed rate borrowing due July 2015 includes a $16,000 fair value adjustment recorded at the time of the North Penn acquisition.

Stockholders’ Equity and Capital Ratios

As of June 30, 2015, stockholders’ equity totaled $99.9 million, compared to $99.0 million as of December 31, 2014.   The net change in stockholders’ equity included $4.0 million of net income that was partially offset by $2.3 million of dividends declared, a $127,000 reduction due to an increase in Treasury Stock, and a $242,000 increase due to the exercise and vesting of stock options.  Total equity decreased $1.0 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2015	December 31, 2014
Tier 1 Capital
(To average assets)	12.39%	12.58%
Tier 1 Capital
(To risk-weighted assets)	16.46%	17.33%
Common Equity Tier 1 Capital
(To risk-weighted assets)	16.46%	N/A
Total Capital
(To risk-weighted assets)	17.55%	18.49%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk-weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2015.

Liquidity

As of June 30, 2015, the Company had cash and cash equivalents of $20.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $151.3 million which could be used for liquidity needs.  This totals $171.7 million of liquidity and represents 22.8% of total assets compared to $168.8 million and 23.7% of total assets as of December 31, 2014.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2015 and December 31, 2014.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  There were no borrowings under this line as of June 30, 2015 and December 31, 2014.

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2016.  There were no borrowings under this line as of June 30, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of June 30, 2015 and December 31, 2014.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $280,400,000 as of June 30, 2015, of which $37,200,000 and $22,200,000 was outstanding at June 30, 2015 and December 31, 2014, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 42 and 46.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$12,626	$8	0.25%	$2,442	$1	0.16%
Securities held-to-maturity (1)	-	-	-	58	1	6.90
Securities available for sale:
Taxable	97,133	484	1.99	98,487	513	2.08
Tax-exempt (1)	60,437	708	4.69	61,561	776	5.04
Total securities available for sale (1)	157,570	1,192	3.03	160,048	1,289	3.22
Loans receivable (1) (4) (5)	524,335	6,022	4.59	500,851	6,003	4.79
Total interest-earning assets	694,531	7,222	4.16	663,399	7,294	4.40
Non-interest earning assets:
Cash and due from banks	8,481			8,467
Allowance for loan losses	(6,182)			(5,873)
Other assets	44,914			44,171
Total non-interest earning assets	47,213			46,765
Total Assets	$741,744			$710,164
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$180,106	$76	0.17	$177,153	$78	0.18
Savings	75,066	9	0.05	71,718	8	0.04
Time	217,284	533	0.98	204,103	532	1.04
Total interest-bearing deposits	472,456	618	0.52	452,974	618	0.55
Short-term borrowings	29,350	16	0.22	38,391	20	0.21
Other borrowings	30,598	199	2.60	23,185	167	2.88
Total interest-bearing liabilities	532,404	833	0.63	514,550	805	0.63
Non-interest bearing liabilities:
Demand deposits	104,127			95,444
Other liabilities	4,226			4,128
Total non-interest bearing liabilities	108,353			99,572
Stockholders' equity	100,987			96,042
Total Liabilities and Stockholders' Equity	$741,744			$710,164

Net interest income (tax equivalent basis)		6,389	3.53%		6,489	3.77%
Tax-equivalent basis adjustment		(340)			(334)
Net interest income		$6,049			$6,155
Net interest margin (tax equivalent basis)			3.68%			3.91%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Three months ended June 30, 2015 Compared to
	Three months ended June 30, 2014
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$5	$2	$7
Securities held to maturity	(1)	-	(1)
Securities available for sale:
Taxable	(7)	(22)	(29)
Tax-exempt securities	(14)	(54)	(68)
Total securities	(22)	(76)	(98)
Loans receivable	275	(256)	19
Total interest earning assets	258	(330)	(72)

Interest bearing liabilities:
Interest-bearing demand and money market	1	(3)	(2)
Savings	-	1	1
Time	34	(33)	1
Total interest bearing deposits	35	(35)	-
Short-term borrowings	(5)	1	(4)
Other borrowings	51	(19)	32
Total interest bearing liabilities	81	(53)	28
Net interest income (tax-equivalent basis)	$177	$(277)	$(100)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2015 to June 30, 2014

General

For the three months ended June 30, 2015, net income totaled $1,963,000 compared to $2,034,000 earned in the similar period in 2014.  The decrease in net income for the three months ended June 30, 2015 was due primarily to a $389,000 reduction in gains on sales of loans and securities as well as a $106,000 decrease in net interest income, some of which was offset by reduced salaries and employee benefits and foreclosed real estate costs.  Earnings per share for the current period were $.53 for basic and fully diluted compared to $.56 per basic and fully diluted share for the three months ended June 30, 2014.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2015 were 1.06% and 7.80%, respectively, compared to 1.15% and 8.49%, respectively, for the similar period in 2014.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2015 to June 30, 2014
Net income three months ended June 30, 2014	$2,034
Change due to:
Net interest income	(106)
Provision for loan losses	-
Net gain on sales of loans and securities	(389)
Other income	54
Salaries and employee benefits	101
Occupancy, furniture and equipment	(24)
Foreclosed real estate owned	164
All other expenses	64
Income tax expense	65

Net income three months ended June 30, 2015	$1,963

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2015 totaled $6,389,000 which was $100,000 lower than the comparable period in 2014.  The decrease in net interest income largely reflects new loan growth and repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.53% and 3.68%, respectively, for the three months ended June 30, 2015 compared to 3.77% and 3.91%, respectively, for the similar period in 2014.

Interest income (fte) totaled $7,222,000 with a yield on average earning assets of 4.16% compared to $7,294,000 and 4.40% for the 2014 period. Average loans increased $23.5 million over the comparable period of last year but a 20 basis point reduction in the yield earned limited the increase in fte loan income to $19,000.  The yield on securities also decreased 19 basis points, resulting in a $98,000 reduction in earnings.  Average earning assets totaled $694.5 million for the three months ended June 30, 2015, an increase of $31.1 million over the average balance for the similar period in 2014.  This increase in average earning assets helped offset the decline in yield.

Interest expense for the three months ended June 30, 2015 totaled $833,000 at an average cost of 0.63% compared to $805,000 and 0.63% for the similar period in 2014.  The cost of time deposits, which is the most significant component of funding, declined to 0.98% from 1.04% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for each of the three months ended June 30, 2015 and 2014 was $420,000.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $480,000 for the quarter ended June 30, 2015 compared to $537,000 for the similar period in 2014.

Other Income

Other income totaled $1,133,000 for the three months ended June 30, 2015 compared to $1,468,000 for the similar period in 2014.  Net gains from the sale of securities decreased $375,000 compared to the same period of 2014 due to reduced opportunities. All other items of other income increased $40,000, net, compared to the second quarter of last year.

Other Expense

Other expense for the three months ended June 30, 2015 totaled $4,168,000 or $305,000 lower than the same period of 2014.  Costs associated with foreclosed real estate properties decreased $164,000 while salaries and employee benefit costs decreased $101,000 due to a reduction in sales incentives and health care costs.  All other operating expenses decreased $40,000, net.

Income Tax Expense

Income tax expense totaled $631,000 for an effective tax rate of 24.3% for the period ending June 30, 2015 compared to $696,000 for an effective tax rate of 25.5% for the similar period in 2014.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$9,643	$12	0.25%	$1,652	$2	0.24%
Securities held-to-maturity (1)	-	-	-	115	4	6.96
Securities available for sale:
Taxable	99,474	1,055	2.12	99,160	1,001	2.02
Tax-exempt (1)	58,543	1,392	4.76	60,780	1,529	5.03
Total securities available for sale (1)	158,017	2,447	3.10	159,940	2,530	3.16
Loans receivable (1) (4) (5)	515,026	12,147	4.72	500,518	12,043	4.81
Total interest-earning assets	682,686	14,606	4.28	662,225	14,579	4.40
Non-interest earning assets:
Cash and due from banks	8,297			8,055
Allowance for loan losses	(6,095)			(5,879)
Other assets	45,685			43,193
Total non-interest earning assets	47,887			45,369
Total Assets	$730,573			$707,594
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$176,013	$14	0.17	$172,733	$157	0.18
Savings	74,470	18	0.05	70,845	17	0.05
Time	219,372	1,057	0.96	207,305	1,079	1.04
Total interest-bearing deposits	469,855	1,222	0.52	450,883	1,253	0.56
Short-term borrowings	26,977	29	0.21	40,150	42	0.21
Other borrowings	26,792	364	2.72	23,379	333	2.85
Total interest bearing liabilities	523,624	1,615	0.62	514,412	1,628	0.63
Non-interest bearing liabilities:
Demand deposits	101,907			94,027
Other liabilities	4,185			4,062
Total non-interest bearing liabilities	106,092			98,089
Stockholders' equity	100,857			95,093
Total Liabilities and Stockholders' Equity	$730,573			$707,594

Net interest income (tax equivalent basis)		12,991	3.66%		12,951	3.77%
Tax-equivalent basis adjustment		(635)			(651)
Net interest income		$12,356			$12,300
Net interest margin (tax equivalent basis)			3.81%			3.91%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2015 Compared to
	Six months ended June 30, 2014
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$10	$-	$10
Securities held to maturity	(4)	-	(4)
Securities available for sale:
Taxable	3	51	54
Tax-exempt securities	(55)	(82)	(137)
Total securities	(56)	(31)	(87)
Loans receivable	339	(235)	104
Total interest earning assets	293	(266)	27

Interest bearing liabilities:
Interest-bearing demand and money market	1	(11)	(10)
Savings	1	-	1
Time	61	(83)	(22)
Total interest bearing deposits	63	(94)	(31)
Short-term borrowings	(13)	-	(13)
Other borrowings	47	(16)	31
Total interest bearing liabilities	97	(110)	(13)
Net interest income (tax-equivalent basis)	$196	$(156)	$40

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Six Months Ended June 30, 2015 to June 30, 2014

General

For the six months ended June 30, 2015, net income totaled $4,004,000 compared to $3,998,000 earned in the similar period in 2014.  The increase in net income for the six months ended June 30, 2015 was due primarily to a $250,000 decrease in operating expenses which offset an increased loan loss provision and reduced gains from the sale of loans and securities. Earnings per share for the current period were $1.09 for basic and $1.08 fully diluted compared to $1.10 for basic and diluted for the six months ended June 30, 2014.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2015 were 1.11% and 8.01%, respectively, compared to 1.14% and 8.48%, respectively, for the similar period in 2014.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2015 to June 30, 2014
Net income six months ended June 30, 2014	$3,998
Change due to:
Net interest income	56
Provision for loan losses	(200)
Gain on sales of loans and securities	(194)
Other income	85
Salaries and employee benefits	128
Occupancy, furniture and equipment	(2)
Foreclosed real estate owned	71
All other expenses	53
Income tax expense	9

Net income six months ended June 30, 2015	$4,004

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2015 totaled $12,991,000 which was $40,000 higher than the comparable period in 2014.  The increase in net interest income largely reflects an increase in average loans outstanding which offset the reduced earnings on loans due to repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.66% and 3.81%, respectively, for the six months ended June 30, 2015 compared to 3.77% and 3.91%, respectively, for the similar period in 2014.

Interest income (fte) totaled $14,606,000 with a yield on average earning assets of 4.28% compared to $14,579,000 and 4.40% for the 2014 period. Average loans increased $14.5 million over the comparable period of last year but a 9 basis point reduction in the yield earned limited the improvement in fte loan income to $104,000.  The yield on securities also declined  6 basis points, resulting in an $87,000 decrease in earnings.  Average earning assets totaled $682.7 million for the six months ended June 30, 2015, an increase of $20.5 million over the average balance for the similar period in 2014.  This increase in average earning assets helped offset the decline in yield.

Interest expense for the six months ended June 30, 2015 totaled $1,615,000 at an average cost of 0.62% compared to $1,628,000 and 0.63% for the similar period in 2014.  The cost of time deposits, which is the most significant component of funding, declined from 1.04% to 0.96% in the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2015 was $1,040,000 compared to $840,000 for the six months ended June 30, 2014.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $968,000 for the six months ended June 30, 2015 compared to $937,000 for the similar period in 2014.

Other Income

Other income totaled $2,412,000 for the six months ended June 30, 2015 compared to $2,521,000 for the similar period in 2014.  The decrease was due primarily to a $158,000 reduction in gains from the sale of securities compared to the same period of 2014. All other items of other income increased $49,000, net, compared to the same period of last year.

Other Expense

Other expense for the six months ended June 30, 2015 totaled $8,355,000 or $250,000 lower than the same period of 2014.  Salaries and employee benefits expense decreased $128,000 due to reductions in sales incentives and health care costs while costs associated with foreclosed real estate properties decreased $71,000.  All other operating expenses decreased $51,000, net.

Income Tax Expense

Income tax expense totaled $1,369,000 for an effective tax rate of 25.5% for the period ending June 30, 2014 compared to $1,378,000 and an effective tax rate of 25.6% for the similar period in 2014.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2015, the level of net interest income at risk in a both a rising and declining 200 basis point shift in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2015, the Company had a positive 90 day interest sensitivity gap of $58.3 million or 7.8% of total assets, compared to the $64.4 million or 9.0% of total assets as of December 31, 2014.  Rate sensitive assets repricing within 90 days increased $12.4 million due primarily to a $7.6 million increase in overnight liquidity and a $3.7 million increase in loans repricing within the period.  Rate sensitive liabilities increased $18.5 million since year end due primarily to a $9.3 million increase in borrowings and a $6.1 million increase in time deposits maturing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90 day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2015
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$11,937	$-	$-	$-	$11,937
Securities	6,143	7,963	25,597	111,601	151,304
Loans Receivable	127,024	118,523	153,909	139,414	538,870
Total RSA	$145,104	$126,486	$179,506	$251,015	$702,111

Non-maturity interest-bearing deposits	$41,524	$47,233	$124,885	$46,058	$259,700
Time Deposits	29,972	66,869	76,458	35,005	208,304
Other	15,343	15,071	32,832	7,807	71,053
Total RSL	$86,839	$129,173	$234,175	$88,870	$539,057

Interest Sensitivity Gap	$58,265	$(2,687)	$(54,669)	$162,145	$163,054
Cumulative Gap	58,265	55,578	909	163,054
RSA/RSL-cumulative	167.1%	125.7%	100.2%	130.2%

December 31, 2014

Interest Sensitivity Gap	$64,389	$(9,788)	$(40,674)	$138,122	$152,049
Cumulative Gap	64,389	54,601	13,927	152,049
RSA/RSL-cumulative	194.2%	125.6%	103.2%	129.8%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp..(2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)

10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)
10.15	Addendum to Change in Control Severance Agreement with William S. Lance(12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 7, 2015	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)