Form 10-Q
period 2015-09-30
NORWOOD FINANCIAL CORP
filed 2015-11-06
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________________________ to ____________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                Accelerated filer   [X]
Non-accelerated filer   [  ]                                                                Smaller reporting company   [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):       [ ]  Yes     [X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2015
Common stock, par value $0.10 per share	3,684,719

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$11,164	$8,081
Interest bearing deposits with banks	552	4,295
Cash and cash equivalents	11,716	12,376

Securities available for sale, at fair value	153,305	156,395
Loans receivable	543,536	501,135
Less: Allowance for loan losses	5,747	5,875
Net loans receivable	537,789	495,260
Regulatory stock, at cost	2,488	1,714
Bank premises and equipment, net	6,503	6,734
Bank owned life insurance	18,686	18,284
Accrued interest receivable	2,499	2,339
Foreclosed real estate owned	1,345	3,726
Goodwill	9,715	9,715
Other intangibles	309	389
Deferred tax asset	3,345	3,285
Other assets	1,629	1,418
TOTAL ASSETS	$749,329	$711,635

LIABILITIES
Deposits:
Non-interest bearing demand	$115,313	$98,064
Interest-bearing	456,040	461,880
Total deposits	571,353	559,944
Short-term borrowings	41,546	25,695
Other borrowings	29,162	22,200
Accrued interest payable	996	966
Other liabilities	4,332	3,789
TOTAL LIABILITIES	647,389	612,594

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,718,018 shares	372	372
Surplus	35,310	35,206
Retained earnings	66,431	64,078
Treasury stock at cost: 2015: 33,299 shares,	(894)	(1,077)
2014: 40,576 shares
Accumulated other comprehensive income	721	462
TOTAL STOCKHOLDERS’ EQUITY	101,940	99,041
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$749,329	$711,635

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans receivable, including fees	$5,958	$5,972	$17,943	$17,885
Securities	911	968	2,884	2,981
Other	3	1	15	3
Total interest income	6,872	6,941	20,842	20,869

INTEREST EXPENSE
Deposits	611	600	1,833	1,852
Short-term borrowings	19	19	47	62
Other borrowings	189	168	553	501
Total interest expense	819	787	2,433	2,415
NET INTEREST INCOME	6,053	6,154	18,409	18,454
PROVISION FOR LOAN LOSSES	720	420	1,760	1,260
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,333	5,734	16,649	17,194

OTHER INCOME
Service charges and fees	595	587	1,789	1,746
Income from fiduciary activities	126	125	341	328
Net realized gains on sales of securities	63	301	508	904
Gains (losses) on sale of loans and servicing rights, net	13	(15)	43	50
Earnings and proceeds on bank owned life insurance	167	170	497	514
Other	107	94	305	241
Total other income	1,071	1,262	3,483	3,783

OTHER EXPENSES
Salaries and employee benefits	2,175	2,028	6,383	6,364
Occupancy, furniture & equipment, net	473	505	1,571	1,601
Data processing related	247	240	682	680
Taxes, other than income	175	161	525	488
Professional fees	140	136	447	475
Federal Deposit Insurance Corporation insurance assessment	119	104	278	320
Foreclosed real estate owned	47	271	436	733
Amortization of intangibles	24	28	80	92
Other	670	651	2,023	1,976
Total other expenses	4,070	4,124	12,425	12,729

INCOME BEFORE INCOME TAXES	2,334	2,872	7,707	8,248
INCOME TAX EXPENSE	557	754	1,926	2,132
NET INCOME	$1,777	$2,118	$5,781	$6,116

BASIC EARNINGS PER SHARE	$0.48	$0.58	$1.57	$1.68

DILUTED EARNINGS PER SHARE	$0.48	$0.58	$1.57	$1.68

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2015	2014
Net income	$1,777	$2,118
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gains	1,938	186
Tax effect	(654)	(63)
Reclassification of gains recognized in net income	(63)	(301)
Tax effect	22	102
Other comprehensive income (loss):	1,243	(76)
Comprehensive Income	$3,020	$2,042

	Nine Months Ended
	September 30,
	2015	2014
Net income	$5,781	$6,116
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	890	4,742
Tax effect	(296)	(1,614)
Reclassification of gains recognized in net income	(508)	(904)
Tax effect	173	307
Other comprehensive income:	259	2,531
Comprehensive Income	$6,040	$8,647

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Nine Months Ended September 30, 2015
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2014	3,718,018	$372	$35,206	$64,078	40,576	$(1,077)	$462	$99,041
Net Income				5,781				5,781
Other comprehensive income							259	259
Cash dividends declared
($.93 per share)				(3,428)				(3,428)
Compensation expense
related to restricted stock			49		280	(8)		41
Acquisition of treasury stock					4,374	(127)		(127)
Stock options exercised			(8)		(11,931)	318		310
Tax benefit of stock options			14					14
Compensation expense
related to stock options			49					49

Balance, September 30, 2015	3,718,018	$372	$35,310	$66,431	33,299	$(894)	$721	$101,940

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,781	$6,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,760	1,260
Depreciation	414	433
Amortization of intangible assets	80	92
Deferred income taxes	184	(179)
Net amortization of securities premiums and discounts	711	645
Net realized gain on sales of securities	(508)	(904)
Earnings and proceeds on bank owned life insurance	(497)	(514)
Loss on sale of foreclosed real estate	271	182
Gain on sale of mortgage loans	(56)	(72)
Mortgage loans originated for sale	(2,605)	(2,228)
Proceeds from sale of mortgage loans originated for sale	2,661	2,300
Compensation expense related to stock options	49	120
Compensation expense related to restricted stock	49	-
Increase in accrued interest receivable and other assets	(609)	(157)
Increase in accrued interest payable and other liabilities	531	659
Net cash provided by operating activities	8,216	7,753

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	28,850	39,117
Proceeds from maturities and principal reductions on mortgage-backed securities	19,408	12,021
Purchases	(44,987)	(47,611)
Proceeds from maturities on securities held to maturity	-	175
Purchase of regulatory stock	(1,830)	(1,811)
Redemption of regulatory stock	1,056	1,478
Net increase in loans	(44,592)	(3,752)
Proceeds from life insurance policies	-	75
Purchase of premises and equipment	(184)	(145)
Proceeds from sale of foreclosed real estate	2,378	547
Net cash (used in) provided by investing activities	(39,901)	94

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	11,409	7,156
Net increase (decrease) in short-term borrowings	15,851	(5,210)
Repayments of other borrowings	(9,038)	(1,169)
Proceeds from other borrowings	16,000	-
Stock options exercised	310	227
Tax benefit of stock options exercised	14	5
Purchase of treasury stock	(135)	(179)
Cash dividends paid	(3,386)	(3,277)
Net cash provided by (used in) financing activities	31,025	(2,447)
(Decrease) increase in cash and cash equivalents	(660)	5,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,376	7,863
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,716	$13,263

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,403	$2,462
Income taxes paid, net of refunds	1,881	2,016
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$290	$4,670
Cash dividends declared	1,142	1,094

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average shares outstanding	3,683	3,642	3,681	3,641
Less: Unvested restricted shares	(9)	-	(9)	-
Basic EPS weighted average shares outstanding	3,674	3,642	3,672	3,641

Weighted average shares outstanding	3,683	3,642	3,681	3,641
Dilutive effect of stock options	9	10	10	10
Diluted EPS weighted average shares outstanding	3,692	3,652	3,691	3,651

Stock options which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation were 12,000 as of September 30, 2015 based upon the closing price of Norwood common stock of $29.00 per share on September 30, 2015. There were 19,600 anti-dilutive shares at September 30, 2014 based on Norwood’s closing price of $28.60.

3.         Stock-Based Compensation

No awards were granted during the nine-month period ending September 30, 2015.  As of September 30, 2015, there was $16,000 of total unrecognized cost related to non-vested stock options granted in 2014 under the 2006 Stock Option Plan, which will be fully amortized by December 31, 2015.  Total compensation cost related to stock options during the nine-month period ending September 30, 2015 was $49,000.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2015	206,463	$26.74	5.7	Yrs.	$478
Granted	-	-	-		-
Exercised	(11,931)	26.00	4.4		-
Forfeited	(9,583)	27.02	4.3		-
Outstanding at September 30, 2015	184,949	$26.77	5.0	Yrs.	$413

Exercisable at September 30, 2015	172,949	$26.61	4.7	Yrs.	$413

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $29.00 as of September 30, 2015 and $29.05 as of December 31, 2014

A summary of the Company’s restricted stock activity and related information for the nine-month period ended September 30, 2015, is as follows:

		Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1, 2015	9,300	$29.08
Granted	-	-
Vested	(70)	29.08
Forfeited	(280)	29.08
Non-vested at September 30, 2015	8,950	$29.08

The expected future compensation expense relating to the 8,950 shares of non-vested restricted stock outstanding as of September 30, 2015 is $222,000 to be recognized over the next 4.25 years.  Total compensation cost related to restricted stock during the nine-month period ending September 30, 2015 was $41,000.

4.         Accumulated Other Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and nine months ended September 30, 2015 and 2014:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive income before reclassification	594
Amount reclassified from accumulated other comprehensive income (loss)	(335)
Total other comprehensive income	259
Balance as of September 30, 2015	$721

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2013	$(2,602)
Other comprehensive income before reclassification	3,128
Amount reclassified from accumulated other comprehensive (loss)	(597)
Total other comprehensive income	2,531
Balance as of September 30, 2014	$(71)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2015	$(522)
Other comprehensive income before reclassification	1,285
Amount reclassified from accumulated other comprehensive income	(42)
Total other comprehensive income	1,243
Balance as of September 30, 2015	$721

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2014	$5
Other comprehensive income before reclassification	123
Amount reclassified from accumulated other comprehensive (loss)	(199)
Total other comprehensive (loss)	(76)
Balance as of September 30, 2014	$(71)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables present significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2015 and 2014:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		the Statement Where
	Comprehensive		Net Income is
Details about other comprehensive income (loss)	Income (Loss) (a)		Presented

	Three months ended
	September 30,
	2015	2014
Unrealized gains on available for sale securities	$63	$301	Net realized gains on sales of securities
	(22)	(102)	Income tax expense
	$41	$199	Net of tax

	Nine months ended
	September 30,
	2015	2014
Unrealized gains on available for sale securities	$508	$904	Net realized gains on sales of securities
	(173)	(307)	Income tax expense
	$335	$597	Net of tax

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2015	2014

Unfunded availability under loan commitments	$21,279	$26,495
Unfunded commitments under lines of credit	51,489	45,830
Standby letters of credit	5,504	5,688
	$78,272	$78,013

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2015 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost and fair value of securities were as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$18,310	$81	$(31)	$18,360
States and political subdivisions	62,078	1,247	(395)	62,930
Corporate obligations	4,961	97	-	5,058
Mortgage-backed securities-
government sponsored entities	66,571	402	(384)	66,589
Total debt securities	151,920	1,827	(810)	152,937
Equity securities-financial services	292	76	-	368
	$152,212	$1,903	$(810)	$153,305

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$29,289	$42	$(356)	$28,975
States and political subdivisions	52,685	1,750	(103)	54,332
Corporate obligations	6,387	110	(11)	6,486
Mortgage-backed securities-government
sponsored entities	67,032	109	(937)	66,204
Total debt securities	155,393	2,011	(1,407)	155,997
Equity securities-financial services	292	106	-	398
	$155,685	$2,117	$(1,407)	$156,395

The following tables show the Company’s investment securities gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,033	$(5)	$3,150	$(26)	$7,183	$(31)
States and political subdivisions	18,993	(359)	2,186	(36)	21,179	(395)
Corporate obligations	-	-	-	-	-	-
Mortgage-backed securities-government sponsored agencies	7,597	(50)	17,540	(334)	25,137	(384)
	$30,623	$(414)	$22,876	$(396)	$53,499	$(810)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$4,965	$(17)	$15,051	$(339)	$20,016	$(356)
States and political subdivisions	3,195	(20)	4,633	(83)	7,828	(103)
Corporate obligations	-	-	1,144	(11)	1,144	(11)
Mortgage-backed securities-government sponsored agencies	22,090	(189)	26,050	(748)	48,140	(937)
	$30,250	$(226)	$46,878	$(1,181)	$77,128	$(1,407)

At September 30, 2015, the Company has 44 debt securities in an unrealized loss position in the less than twelve months category and 25 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2015.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$1,140	$1,155
Due after one year through five years	22,596	22,748
Due after five years through ten years	9,542	9,636
Due after ten years	52,071	52,809

Mortgage-backed securities-government sponsored agencies	66,571	66,589
	$151,920	$152,937

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Gross realized gains	$63	$301	$508	$918
Gross realized losses	-	-	-	(14)
Net realized gain	$63	$301	$508	$904
Proceeds from sales of securities	$5,466	$7,252	$28,850	$39,117

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	September 30, 2015		December 31, 2014
Real Estate Loans:
Residential	$162,328	29.8%	$158,139	31.5%
Commercial	266,035	48.9	261,956	52.2
Construction	20,047	3.7	19,221	3.9
Commercial, financial and agricultural	68,264	12.6	42,514	8.5
Consumer loans to individuals	27,183	5.0	19,704	3.9
Total loans	543,857	100.0%	501,534	100.0%
Deferred fees, net	(321)		(399)
Total loans receivable	543,536		501,135
Allowance for loan losses	(5,747)		(5,875)
Net loans receivable	$537,789		$495,260

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30 (in thousands):

	2015	2014
Balance at beginning of period	$8	$20
Accretion	(1)	(12)
Reclassification and other	-	-
Balance at end of period	$7	$8

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2015	December 31, 2014

Outstanding Balance	$585	$1,057
Carrying Amount	$578	$1,049

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of September 30, 2015 and December 31, 2014, foreclosed real estate owned totaled $1,345,000 and $3,726,000, respectively.  As of September 30, 2015, included within foreclosed real estate owned is $63,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of September 30, 2015, the Company has initiated formal foreclosure proceedings on $503,000 of consumer residential mortgage loans.

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2015	(In thousands)

Individually evaluated for impairment	$34	$9,828	$-	$-	$-	$9,862
Loans acquired with deteriorated credit quality	214	364	-	-	-	578
Collectively evaluated for impairment	162,080	255,843	20,047	68,264	27,183	533,417
Total Loans	$162,328	$266,035	$20,047	$68,264	$27,183	$543,857

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2014

Individually evaluated for impairment	$-	$10,556	$-	$-	$-	$10,556
Loans acquired with deteriorated credit quality	225	824	-	-	-	1,049
Collectively evaluated for impairment	157,914	250,576	19,221	42,514	19,704	489,929
Total Loans	$158,139	$261,956	$19,221	$42,514	$19,704	$501,534

The following tables includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$248	$255	$-
Commercial	8,544	10,229	-
Subtotal	8,792	10,484	-
With an allowance recorded:
Real Estate Loans
Commercial	1,648	1,705	389
Subtotal	1,648	1,705	389
Total:
Real Estate Loans
Residential	248	255	-
Commercial	10,192	11,934	389
Total Impaired Loans	$10,440	$12,189	$389

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2014	(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$225	$233	$-
Commercial	8,407	8,566	-
Subtotal	8,632	8,799	-
With an allowance recorded:
Real Estate Loans
Commercial	2,973	3,837	293
Subtotal	2,973	3,837	293
Total:
Real Estate Loans
Residential	225	233	-
Commercial	11,380	12,403	293
Total Impaired Loans	$11,605	$12,636	$293

The following information for impaired loans is presented (in thousands) for the nine months ended September 30, 2015 and 2014:

	Average Recorded		Interest Income
	Investment		Recognized
	2015	2014	2015	2014

Real Estate Loans:
Residential	$236	$235	$3	$4
Commercial	10,477	6,577	510	150
Total	$10,713	$6,812	$513	$154

The following information for impaired loans is presented (in thousands) for the three months ended September 30, 2015 and 2014:

	Average Recorded		Interest Income
	Investment		Recognized
	2015	2014	2015	2014

Real Estate Loans:
Residential	$249	$230	$1	$2
Commercial	10,294	6,730	45	51
Total	$10,543	$6,960	$46	$53

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2015, troubled debt restructured loans totaled $8.5 million and resulted in a specific allowance of $389,000.  For the period ended September 30, 2015, there were no new loans identified as troubled debt restructurings.  In 2015, the Company recognized write-downs in the amount of $439,000 on three loans previously identified as troubled debt restructurings with a carrying value of $2.5 million as of September 30, 2015.  As of December 31, 2014, troubled debt restructured loans totaled $8.8 million and resulted in a specific allowance of $293,000.

For the period ended September 30, 2014, there were no new loans identified as troubled debt restructurings.  During the nine month period ended September 30, 2014, the Company recognized write-downs in the amount of $227,000 on two loans identified as troubled debt restructurings with a carrying value of $1.2 million as of September 30, 2014.

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

The following tables present the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2015 and December 31, 2014 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2015
Commercial real estate loans	$251,153	$2,653	$12,229	$-	$266,035
Commercial loans	68,264	-	-	-	68,264
Total	$319,417	$2,653	$12,229	$-	$334,299

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2014
Commercial real estate loans	$246,629	$1,983	$13,344	$-	$261,956
Commercial loans	42,514	-	-	-	42,514
Total	$289,143	$1,983	$13,344	$-	$304,470

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following tables present the recorded investment in the loan classes based on payment activity as of September 30, 2015 and December 31, 2014 (in thousands):

	Performing	Nonperforming	Total
September 30, 2015
Residential real estate loans	$161,375	$953	$162,328
Construction	20,047	-	20,047
Consumer loans	27,182	1	27,183
Total	$208,604	$954	$209,558

	Performing	Nonperforming	Total
December 31, 2014
Residential real estate loans	$156,464	$1,675	$158,139
Construction	19,221	-	19,221
Consumer loans	19,700	4	19,704
Total	$195,385	$1,679	$197,064

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2015 and December 31, 2014 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2015
Real Estate loans
Residential	$160,916	$374	$85	$-	$953	$1,412	$162,328
Commercial	257,694	61	103	-	8,177	8,341	266,035
Construction	20,047	-	-	-	-	-	20,047
Commercial loans	68,264	-	-	-	-	-	68,264
Consumer loans	27,104	69	9	-	1	79	27,183
Total	$534,025	$504	$197	$-	$9,131	$9,832	$543,857

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2014
Real Estate loans
Residential	$156,242	$222	$-	$-	$1,675	$1,897	$158,139
Commercial	252,495	5,100	440	-	3,921	9,461	261,956
Construction	19,221	-	-	-	-	-	19,221
Commercial loans	42,500	14	-	-	-	14	42,514
Consumer loans	19,606	94	-	-	4	98	19,704
Total	$490,064	$5,430	$440	$-	$5,600	$11,470	$501,534

The following tables present the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(159)	(1,692)	-	-	(59)	(1,910)
Recoveries	4	-	-	-	18	22
Provision for loan losses	(181)	1,980	(137)	28	70	1,760
Ending balance, September 30, 2015	$987	$4,178	$85	$284	$213	$5,747
Ending balance individually evaluated for impairment	$-	$389	$-	$-	$-	$389
Ending balance collectively evaluated for impairment	$987	$3,789	$85	$284	$213	$5,358

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947
Charge Offs	(46)	(865)	-	-	(16)	(927)
Recoveries	-	-	-	-	7	7
Provision for loan losses	(52)	891	(12)	(121)	14	720
Ending balance, September 30, 2015	$987	$4,178	$85	$284	$213	$5,747

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2013	$1,441	$3,025	$898	$184	$160	$5,708
Charge Offs	(132)	(1,177)	-	-	(36)	(1,345)
Recoveries	-	-	-	-	28	28
Provision for loan losses	(57)	2,005	(704)	14	2	1,260
Ending balance, September 30, 2014	$1,252	$3,853	$194	$198	$154	$5,651
Ending balance individually evaluated for impairment	$-	$61	$-	$-	$-	$61
Ending balance collectively evaluated for impairment	$1,252	$3,792	$194	$198	$154	$5,590

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2014	$1,194	$3,900	$205	$179	$133	$5,611
Charge Offs	(34)	(348)	-	-	(9)	(391)
Recoveries	-	-	-	-	11	11
Provision for loan losses	92	301	(11)	19	19	420
Ending balance, September 30, 2014	$1,252	$3,853	$194	$198	$154	$5,651

The Company’s primary business activity as of September 30, 2015 and December 31, 2014 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2015, the Company considered its concentration of credit risk to be acceptable.  The highest concentration was in the hospitality lodging industry with loans outstanding of $61.8 million, or 11.4% of loans outstanding.  During 2015, the Company recorded a charge-off of $643,000 on a motel property which has been sold.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $56,000 and $0, respectively, in the first nine months of 2015 compared to $72,000 and $0, respectively, in the same period in 2014.  The proceeds from the sales of residential mortgage loans totaled $2.7 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $16,000 and $0, respectively, for the three months ended September 30, 2015.  The proceeds from the sales of residential mortgage loans totaled $818,000 for the three months ended September 30, 2015.  There were no sales of residential mortgages during the three months ended September 30, 2014.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2015
Available for Sale:
U.S. Government agencies	$18,360	$-	$18,360	$-
States and political subdivisions	62,930	-	62,930	-
Corporate obligations	5,058	-	5,058	-
Mortgage-backed securities-government
sponsored agencies	66,589	-	66,589	-
Equity securities-financial services	368	368	-	-
Total	$153,305	$368	$152,937	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2014
Available for Sale:
U.S. Government agencies	$28,975	$-	$28,975	$-
States and political subdivisions	54,332	-	54,332	-
Corporate obligations	6,486	-	6,486	-
Mortgage-backed securities-government
sponsored agencies	66,204	-	66,204	-
Equity securities-financial services	398	398	-	-
Total	$156,395	$398	$155,997	$-

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2015

Impaired Loans	$10,051	$-	$-	$10,051

Foreclosed Real Estate Owned	1,345	-	-	1,345

December 31, 2014

Impaired Loans	$11,312	$-	$-	$11,312

Foreclosed Real Estate Owned	3,726	-	-	3,726

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2015

Impaired loans	$9,625	Appraisal of collateral(1)	Appraisal adjustments(2)	10%-25%	(17.36%)

Impaired loans	$426	Present value of future cash flows	Loan discount rate	5.75%-6.75%	(6.25%)

Foreclosed real estate owned	$1,345	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2014

Impaired loans	$11,312	Appraisal of collateral(1)	Appraisal adjustments(2)	6-33%	(23.35%)

Foreclosed real estate owned	$3,726	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the fair value investment in impaired loans totaled $10,051,000 which included one loan relationship for $1,648,000 for which a valuation allowance of $389,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and sixteen loan relationships for $8,792,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of September 30, 2015, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,742,000 over the life of the loans.

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

The estimated fair values of the Bank’s financial instruments were as follows at September 30, 2015 and December 31, 2014. (In thousands)

	Fair Value Measurements at September 30, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,716	$11,716	$11,716	$-	$-
Securities	153,305	153,305	368	152,937	-
Loans receivable, net	537,789	548,575	-	-	548,575
Mortgage servicing rights	258	258	258	-	-
Regulatory stock	2,488	2,488	2,488	-	-
Bank owned life insurance	18,686	18,686	18,686	-	-
Accrued interest receivable	2,499	2,499	2,499	-	-

Financial liabilities:
Deposits	571,353	571,650	372,659	-	198,991
Short-term borrowings	41,546	41,546	41,546	-	-
Other borrowings	29,162	29,747	-	-	29,747
Accrued interest payable	996	996	996	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2014
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,376	$12,376	$12,376	$-	$-
Securities	156,395	156,395	398	155,997	-
Loans receivable, net	495,260	507,833	-	-	507,833
Mortgage servicing rights	271	277	-	277	-
Regulatory stock	1,714	1,714	1,714	-	-
Bank owned life insurance	18,284	18,284	18,284	-	-
Accrued interest receivable	2,339	2,339	2,339	-	-

Financial liabilities:
Deposits	559,944	560,243	338,112	-	222,131
Short-term borrowings	25,695	25,695	25,695	-	-
Other borrowings	22,200	23,228	-	-	23,228
Accrued interest payable	966	966	966	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  This Update is not expected to have a significant impact on the Company’s financial.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).  This Update clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from U.S. GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-04, Compensation – Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.  This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.  Topic 260, Earnings Per Share, contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (“EITF”) Issue No. 07-4, Application of the Two-Class Method Under FASB Statement No. 128 to Master Limited Partnerships. Under Topic 260, master limited partnerships apply the two-class method of calculating earnings per unit because the general partner, limited partners, and incentive distribution rights holders each participate differently in the distribution of available cash in accordance with the contractual rights contained in the partnership agreement. The amendments in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method are also required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115.  This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance (Topic 944): Disclosure About Short-Duration Contracts. The amendments apply to all insurance entities that issue short-duration contracts as defined in Topic 944, Financial Services – Insurance. The amendments require insurance entities to disclose for annual reporting periods certain information about the liability for unpaid claims and claim adjustment expenses. The amendments also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements.  Additionally, the amendments require insurance entities to disclose for annual and interim reporting periods a rollforward of the liability for unpaid claims and claim adjustment expenses, described in Topic 944. For health insurance claims, the amendments require the disclosure of the total of incurred-but-not-reported liabilities plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  For all other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within annual periods beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at September 30, 2015 and December 31, 2014 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2015.

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

Changes in Financial Condition

General

Total assets as of September 30, 2015 were $749.3 million compared to $711.6 million as of December 31, 2014, an increase of $37.7 million due primarily to a $42.4 million increase in loans receivable which was funded by an $11.4 million increase in deposits, a $7.0 million increase in term borrowings and a $15.8 million increase in short-term borrowings.

Securities

The fair value of securities available for sale as of September 30, 2015 was $153.3 million compared to $156.4 million as of December 31, 2014.  The Company purchased $45.0 million of securities principally using the proceeds from $48.3 million of sales, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale and Held-to Maturity) consisted of the following:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$18,360	12.0%	$28,975	18.5%
States and political subdivisions	62,930	41.1	54,332	34.7
Corporate obligations	5,058	3.3	6,486	4.2
Mortgage-backed securities-
government sponsored entities	66,589	43.4	66,204	42.3
Equity securities-financial services	368	0.2	398	0.3
Total	$153,305	100.0%	$156,395	100.0%

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

Loans

Loans receivable totaled $543.5 million at September 30, 2015 compared to $501.1 million as of December 31, 2014.  The $42.4 million increase recorded in the nine-month period ending September 30, 2015 was attributed to a $25.7 million increase in commercial loans, primarily municipal financing, and a $7.5 million increase in consumer loans due to indirect dealer financing.  Commercial real estate loans increased $4.1 million during the period while residential mortgage loans increased $4.2 million.

The allowance for loan losses totaled $5,747,000 as of September 30, 2015 and represented 1.06% of total loans, compared to $5,875,000, or 1.17% of total loans, at December 31, 2014, and $5,651,000, or 1.13% of total loans, as of September 30, 2014.  The Company had net charge-offs for the nine months ended September 30, 2015 of $1,888,000 compared to $1,317,000 in the corresponding period in 2014.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2015 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2015, non-performing loans totaled $9.1 million, or 1.69% of total loans compared to $5.6 million, or 1.12% of total loans at December 31, 2014. The increase was due primarily to the transfer of a $5.0 million credit to nonaccrual status during the second quarter of 2015 due to weak cash flow projections.  At September 30, 2015, non-performing assets totaled $10.5 million, or 1.40%, of total assets compared to $9.3 million, or 1.31%, of total assets at December 31, 2014.  The increase includes the transfer of the previously mentioned credit to nonaccrual status, which was partially offset by a reduction in foreclosed real estate owned due to the sale of a property with a carrying value of $1.9 million as of December 31, 2014.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2015		December 31, 2014
Loans accounted for on a non-accrual basis:
Commercial	$-		$-
Real Estate	9,130		5,596
Consumer	1		4
Total non-accrual loans *	9,131		5,600

Accruing loans which are contractually
past due 90 days or more	-		-
Total non-performing loans	9,131		5,600
Foreclosed real estate	1,345		3,726
Total non-performing assets	$10,476		$9,326
Allowance for loans losses	$5,747		$5,875
Coverage of non-performing loans	62.94	X	104.91	X
Non-performing loans to total loans	1.69%		1.12%
Non-performing loans to total assets	1.22%		0.79%
Non-performing assets to total assets	1.40%		1.31%

*Includes non-accrual TDRs of $7.4 million as of September 30, 2015 and $2.2 million on December 31, 2014. The Company also had $1.1 million and $6.6  million of accruing TDRs on those dates.

Deposits

During the period, total deposits increased $11.4 million due primarily to a $17.2 million increase in non-interest bearing demand deposits and a $15.4 million increase in NOW and money market accounts, which was partially offset by a $20.4 million decrease in time deposits over $100,000.  The decrease in certificates of deposit over $100,000 is seasonal as municipalities utilized funds to meet cash flow needs.  All other deposit products increased $800,000, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2015	December 31, 2014

Non-interest bearing demand	$115,313	$98,064
Interest bearing demand	56,430	46,441
Money market deposit accounts	126,041	120,603
Savings	74,875	73,004
Time deposits <$100,000	123,388	126,118
Time deposits >$100,000	75,306	95,714

Total	$571,353	$559,944

Borrowings

Short-term borrowings as of September 30, 2015 totaled $41.5 million compared to $25.7 million as of December 31, 2014.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $15.8 million principally due to a $14.1 million increase in overnight borrowings from the FHLB to meet temporary cash flow needs.

Other borrowings consisted of the following:

(dollars in thousands)

	September 30, 2015	December 31, 2014
Notes with the FHLB:
Convertible note due July 2015 at 4.34%	$-	$7,111
Convertible note due January 2017 at 4.71%	10,000	10,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	1,417	1,866
Amortizing fixed rate borrowing due December 2018 at 1.425%	2,632	3,223
Amortizing fixed rate borrowing due June 2020 at 1.490%	9,518	-
Amortizing fixed rate borrowing due March 2022 at 1.748%	5,595	-
	$29,162	$22,200

The convertible note contains an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 basis points.  If the note is converted, the option allows the Bank to put the funds back to the FHLB at no charge.

Stockholders’ Equity and Capital Ratios

As of September 30, 2015, stockholders’ equity totaled $101.9 million, compared to $99.0 million as of December 31, 2014.   The net change in stockholders’ equity included $5.8 million of net income that was partially offset by $3.4 million of dividends declared, a $127,000 reduction due to an increase in Treasury Stock, and a $310,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $259,000 due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2015	December 31, 2014
Tier 1 Capital
(To average assets)	12.44%	12.58%
Tier 1 Capital
(To risk-weighted assets)	16.48%	17.33%
Common Equity Tier 1 Capital
(To risk-weighted assets)	16.48%	N/A
Total Capital
(To risk-weighted assets)	17.52%	18.49%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk-weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements.  The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2015.

Liquidity

As of September 30, 2015, the Company had cash and cash equivalents of $11.7 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $153.3 million which could be used for liquidity needs.  This totals $165.0 million of liquidity and represents 22.0% of total assets compared to $168.8 million and 23.7% of total assets as of December 31, 2014.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2015 and December 31, 2014.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment available from the Federal Home Loan Bank (FHLB) of Pittsburgh for borrowings of up to $20,000,000 which expires in December 2016.  Borrowings under this line totaled $14.1 million at September 30, 2015.  There were no borrowings under this line as of December 31, 2014.

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2016.  There were no borrowings under this line as of September 30, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2015 and December 31, 2014.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of September 30, 2015 and December 31, 2014.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $284,000,000 as of September 30, 2015, of which $43,277,000 and $22,200,000 was outstanding at September 30, 2015 and December 31, 2014, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 43 and 47.  Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$4,508	$3	0.27%	$2,015	$1	0.20%
Securities available for sale:
Taxable	93,051	454	1.95	101,199	512	2.02
Tax-exempt (1)	60,100	692	4.61	56,105	691	4.93
Total securities available for sale (1)	153,151	1,146	2.99	157,304	1,203	3.06
Loans receivable (1) (4) (5)	539,487	6,083	4.51	500,739	6,050	4.83
Total interest-earning assets	697,146	7,232	4.15	660,058	7,254	4.40
Non-interest earning assets:
Cash and due from banks	9,016			8,792
Allowance for loan losses	(5,815)			(5,751)
Other assets	43,808			46,981
Total non-interest earning assets	47,009			50,022
Total Assets	$744,155			$710,080
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$182,645	$79	0.17	$179,665	$74	0.16
Savings	75,321	10	0.05	72,625	9	0.05
Time	203,658	522	1.03	195,816	517	1.05
Total interest-bearing deposits	461,624	611	0.53	448,106	600	0.53
Short-term borrowings	33,175	19	0.23	36,552	19	0.22
Other borrowings	30,541	189	2.48	22,797	168	2.95
Total interest-bearing liabilities	525,340	819	0.62	507,455	787	0.62
Non-interest bearing liabilities:
Demand deposits	113,094			100,720
Other liabilities	4,376			4,479
Total non-interest bearing liabilities	117,470			105,199
Stockholders' equity	101,345			97,426
Total Liabilities and Stockholders' Equity	$744,155			$710,080

Net interest income (tax equivalent basis)		6,413	3.53%		6,467	3.78%
Tax-equivalent basis adjustment		(360)			(313)
Net interest income		$6,053			$6,154
Net interest margin (tax equivalent basis)			3.68%			3.92%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2015
	Compared to
	Three months ended September 30, 2014
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$1	$1	$2
Securities available for sale:
Taxable	(41)	(17)	(58)
Tax-exempt securities	48	(47)	1
Total securities	7	(64)	(57)
Loans receivable	451	(418)	33
Total interest earning assets	459	(481)	(22)

Interest bearing liabilities:
Interest-bearing demand and money market	1	4	5
Savings	1	-	1
Time	18	(12)	6
Total interest bearing deposits	20	(8)	12
Short-term borrowings	(2)	1	(1)
Other borrowings	53	(32)	21
Total interest bearing liabilities	71	(39)	32
Net interest income (tax-equivalent basis)	$388	$(442)	$(54)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2015 to September 30, 2014

General

For the three months ended September 30, 2015, net income totaled $1,777,000 compared to $2,118,000 earned in the similar period in 2014.  The decrease in net income for the three months ended September 30, 2015 was due primarily to a $210,000 decrease in gains on the sales of loans and securities and an additional $300,000 provision for loan losses.  Earnings per share for the current period were $.48 for basic and fully diluted compared to $.58 per basic and fully diluted share for the three months ended September 30, 2014.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2015 were 0.95% and 6.95%, respectively, compared to 1.18% and 8.62%, respectively, for the similar period in 2014.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2015 to September 30, 2014
Net income three months ended September 30, 2014	$2,118
Change due to:
Net interest income	(101)
Provision for loan losses	(300)
Net gain on sales of loans and securities	(210)
Other income	19
Salaries and employee benefits	(147)
Occupancy, furniture and equipment	32
Foreclosed real estate owned	224
All other expenses	(55)
Income tax expense	197

Net income three months ended September 30, 2015	$1,777

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2015 totaled $6,413,000 which was $54,000 lower than the comparable period in 2014.  The decrease in net interest income largely reflects reduced earnings on loans due to growth and repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.53% and 3.68%, respectively, for the three months ended September 30, 2015 compared to 3.78% and 3.92%, respectively, for the similar period in 2014.

Interest income (fte) totaled $7,232,000 with a yield on average earning assets of 4.15% compared to $7,254,000 and 4.40% for the 2014 period. Average loans increased $38.7 million over the comparable period of last year but a 32 basis point reduction in the yield earned limited additional earnings to $33,000 of fte loan income.  Average earning assets totaled $697.1 million for the three months ended September 30, 2015, an increase of $37.1 million over the average for the similar period in 2014.  This increase in average earning assets largely offset the decline in loan yields.

Interest expense for the three months ended September 30, 2015 totaled $819,000 at an average cost of 0.62% compared to $787,000 and 0.62% for the similar period in 2014.  The cost of time deposits, which is the most significant component of funding, declined to 1.03% from 1.05% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.  New term borrowings added $21,000 of interest expense compared to the same period of last year, but lower rates on the borrowings reduced the overall cost of this funding source from 2.92% to 2.48%.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2015 was $720,000 compared to $420,000 for the three months ended September 30, 2014.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $920,000 for the quarter ended September 30, 2015 compared to $380,000 for the similar period in 2014.

Other Income

Other income totaled $1,071,000 for the three months ended September 30, 2015 compared to $1,262,000 for the similar period in 2014.  Net gains from the sale of loans and securities decreased $210,000 compared to the same period of 2014 due to reduced activity. All other items of other income increased $19,000, net, compared to the third quarter of last year.

Other Expense

Other expense for the three months ended September 30, 2015 totaled $4,070,000 which was $54,000 lower than the same period of 2014.  Costs associated with foreclosed real estate properties decreased $224,000 compared to the same three months of last year while salaries and employee benefits increased $147,000 due to incentive accruals.  All other operating expenses increased $23,000, net.

Income Tax Expense

Income tax expense totaled $557,000 for an effective tax rate of 23.9% for the period ending September 30, 2015 compared to $754,000 for an effective tax rate of 26.3% for the similar period in 2014.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2015			2014
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$7,960	$15	0.25%	$1,775	$3	0.23%
Securities held-to-maturity (1)	-	-	-	77	5	8.66
Securities available for sale:
Taxable	97,310	1,509	2.07	99,847	1,513	2.02
Tax-exempt (1)	59,068	2,084	4.70	59,204	2,219	5.00
Total securities available for sale (1)	156,378	3,593	3.06	159,051	3,732	3.13
Loans receivable (1) (4) (5)	523,269	18,230	4.65	500,593	18,093	4.82
Total interest-earning assets	687,607	21,838	4.23	661,496	21,833	4.40
Non-interest earning assets:
Cash and due from banks	8,492			8,303
Allowance for loan losses	(6,001)			(5,836)
Other assets	45,052			44,469
Total non-interest earning assets	47,543			46,936
Total Assets	$735,150			$708,432
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$178,248	$226	0.17	$175,069	$231	0.18
Savings	74,756	28	0.05	71,445	26	0.05
Time	214,076	1,579	0.98	203,434	1,595	1.05
Total interest-bearing deposits	467,080	1,833	0.52	449,948	1,852	0.55
Short-term borrowings	29,065	47	0.22	38,938	62	0.21
Other borrowings	28,056	553	2.63	23,183	501	2.88
Total interest bearing liabilities	524,201	2,433	0.62	512,069	2,415	0.63
Non-interest bearing liabilities:
Demand deposits	105,677			96,282
Other liabilities	4,250			4,202
Total non-interest bearing liabilities	109,927			100,484
Stockholders' equity	101,022			95,879
Total Liabilities and Stockholders' Equity	$735,150			$708,432

Net interest income (tax equivalent basis)		19,405	3.62%		19,418	3.77%
Tax-equivalent basis adjustment		(996)			(964)
Net interest income		$18,409			$18,454
Net interest margin (tax equivalent basis)			3.76%			3.91%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2015
	Compared to
	Nine months ended September 30, 2014
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$11	$1	$12
Securities held to maturity	(5)	-	(5)
Securities available for sale:
Taxable	(27)	23	(4)
Tax-exempt securities	(23)	(112)	(135)
Total securities	(50)	(89)	(139)
Loans receivable	555	(418)	137
Total interest earning assets	511	(506)	5

Interest bearing liabilities:
Interest-bearing demand and money market	6	(11)	(5)
Savings	2	-	2
Time	87	(103)	(16)
Total interest bearing deposits	95	(114)	(19)
Short-term borrowings	(17)	2	(15)
Other borrowings	100	(48)	52
Total interest bearing liabilities	178	(160)	18
Net interest income (tax-equivalent basis)	$333	$(346)	$(13)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Nine Months Ended September 30, 2015 to September 30, 2014

General

For the nine months ended September 30, 2015, net income totaled $5,781,000 compared to $6,116,000 earned in the similar period in 2014.  The decrease in net income for the nine months ended September 30, 2015 was due primarily to a $403,000 decrease in gains from the sale of loans and securities and an additional $500,000 provision for loan losses.  Earnings per share for the current period were $1.57 for basic and fully diluted compared to $1.68 for basic and  diluted for the nine months ended September 30, 2014.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2015 were 1.05% and 7.65%, respectively, compared to 1.15% and 8.53%, respectively, for the similar period in 2014.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2015 to September 30, 2014
Net income nine months ended September 30, 2014	$6,116
Change due to:
Net interest income	(45)
Provision for loan losses	(500)
Gain on sales of loans and securities	(403)
Other income	103
Salaries and employee benefits	(19)
Occupancy, furniture and equipment	30
Foreclosed real estate owned	297
All other expenses	(4)
Income tax expense	206

Net income nine months ended September 30, 2015	$5,781

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2015 totaled $19,405,000 which was $13,000 lower than the comparable period in 2014.  The slight decrease in net interest income largely reflects the negative impact on earnings due to growth and repricing in the current low interest rate environment.  The fte net interest spread and net interest margin were 3.62% and 3.76%, respectively, for the nine months ended September 30, 2015 compared to 3.77% and 3.91%, respectively, for the similar period in 2014.

Interest income (fte) totaled $21,838,000 with a yield on average earning assets of 4.23% compared to $21,833,000 and 4.40% for the 2014 period. Average loans increased $22.7 million over the comparable period of last year but a 17 basis point reduction in the yield earned offset the majority of the additional earnings due to growth.  Average securities decreased $2.7 million and the yield on securities declined 7 basis points, resulting in a $144,000 decrease in earnings.  Average earning assets totaled $687.6 million for the nine months ended September 30, 2015, an increase of $26.1 million over the average for the similar period in 2014.  This increase in average earning assets helped offset the decline in loan and securities yields.

Interest expense for the nine months ended September 30, 2015 totaled $2,433,000 at an average cost of 0.62% compared to $2,415,000 and 0.63% for the similar period in 2014.  The cost of time deposits, which is the most significant component of funding, declined to 0.98% from 1.05% for the similar period in the prior year.  As time deposits matured, they repriced at the current lower rates resulting in the decrease.  New term borrowings added $52,000 of interest expense, but the lower rate on the borrowings resulted in a 25 basis point decrease in the average cost of this funding source.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2015 was $1,760,000 compared to $1,260,000 for the nine months ended September 30, 2014.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $1,888,000 for the nine months ended September 30, 2015 compared to $1,317,000 for the similar period in 2014.

Other Income

Other income decreased $300,000 to $3,483,000 for the nine months ended September 30, 2015 compared to $3,783,000 for the similar period in 2014.  The decrease was due primarily to a $403,000 decrease in net gains from the sale of loans and securities compared to the same period of 2014. All other items of other income increased $103,000, net, compared to the same period of last year.

Other Expense

Other expense for the nine months ended September 30, 2015 totaled $12,425,000 or $304,000 lower than the same period of 2014.  Costs associated with foreclosed real estate properties decreased $297,000 while all other operating expenses decreased $7,000, net.

Income Tax Expense

Income tax expense totaled $1,926,000 for an effective tax rate of 25.0% for the nine month period ending September 30, 2015 compared to $2,132,000 for an effective tax rate of 25.9% for the similar period in 2014.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2015, the level of net interest income at risk in a 200 basis point increase in interest rates was within the Company’s policy limits, while a 200 basis point decrease in rates would result in a net interest fluctuation that exceeds the policy limit.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates. Based on the current level of interest rates, the risk in the declining 200 basis point scenario is considered acceptable.

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

As of September 30, 2015, the Company had a positive 90-day interest sensitivity gap of $43.5 million or 5.8% of total assets, compared to $64.4 million or 9.0% of total assets as of December 31, 2014.  Rate sensitive assets repricing within 90 days decreased $100,000 as a $5.1 million increase in loans repricing was offset by a $5.2 million decrease in overnight liquidity and securities repricing within the period.  Rate sensitive liabilities increased $20.7 million since year end due primarily to a $15.2 million increase in overnight borrowings and a $5.5 million increase in deposits repricing.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2015
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$552	$-	$-	$-	$552
Securities	3,652	13,432	27,876	108,345	153,305
Loans Receivable	128,403	124,288	156,365	134,480	543,536
Total RSA	$132,607	$137,720	$184,241	$242,825	$697,393

Non-maturity interest-bearing deposits	$41,466	$46,066	$122,725	$47,089	$257,346
Time Deposits	26,299	59,069	77,773	35,553	198,694
Other	21,289	12,486	30,048	6,885	70,708
Total RSL	$89,054	$117,621	$230,546	$89,527	$526,748

Interest Sensitivity Gap	$43,553	$20,099	$(46,305)	$153,298	$170,645
Cumulative Gap	43,553	63,652	17,347	170,645
RSA/RSL-cumulative	148.9%	130.8%	104.0%	132.4%

December 31, 2014

Interest Sensitivity Gap	$64,389	$(9,788)	$(40,674)	$138,122	$152,049
Cumulative Gap	64,389	54,601	13,927	152,049
RSA/RSL-cumulative	194.2%	125.6%	103.2%	129.8%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)
10.15	Addendum to Change in Control Severance Agreement with William S. Lance(12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2015

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	November 6, 2015	By:	/s/Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	By:	/s/William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)