Form 10-K
period 2015-12-31
NORWOOD FINANCIAL CORP
filed 2016-03-15
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes     ☒ No

The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2015, $29.32 per share, was $102.1 million based on 3,480,879 shares of Common Stock held by non-affiliates on that date.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2016, there were 3,702,357 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

    1.           Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2015. (Parts I, II, and IV)
    2.   Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I
Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties as detailed in Item 1A include:

•	our ability to realize the anticipated benefits from our acquisition of Delaware Bancshares, Inc.
•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which may be subject to declines in value
•	potential other-than-temporary impairments
•	soundness of other financial institutions
•	interest rate risks
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company’s stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	cybersecurity
Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, is the holding company for Wayne Bank. On March 29, 1996, the Bank completed a holding company reorganization and became a wholly owned subsidiary of the Company. As of December 31, 2015, the Company had total consolidated assets of $750.5 million, consolidated deposits of $550.9 million, and consolidated stockholders’ equity of $101.0 million. The Company’s ratio of average equity to average assets was 13.76%, 13.62% and 13.42% for fiscal years 2015, 2014 and 2013, respectively.

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

The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its main telephone number is (570) 253-1455. The Company maintains a website at www.waynebank.com.  Information on our website should not be treated as part of this Annual Report on Form 10-K.  The Company makes copies of its SEC filings available free of charge as soon as reasonably practicable after they are filed, through a link on its website to the SEC’s website.

Proposed Acquisition of Delaware Bancshares, Inc.

On March 10, 2016, Norwood Financial Corp. (“Norwood Financial”) and its wholly owned subsidiary, Wayne Bank, and Delaware Bancshares, Inc. (“Delaware Bancshares”), and its wholly owned subsidiary, The National Bank of Delaware County (“NBDC Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Delaware Bancshares will merge with and into Norwood Financial, with Norwood Financial as the surviving corporation. Concurrent with the merger, it is expected that NBDC Bank will merge with and into Wayne Bank.

NBDC Bank, headquartered in Walton, New York, operates 12 branches in Delaware and Sullivan Counties, New York.  At December 31, 2015, Delaware Bancshares had $371.7 million in consolidated assets, $115.7 million in total loans receivable, $317.0 million in deposits and $21.1 million in consolidated stockholders’ equity.

Under the terms of the Merger Agreement, each outstanding share of Delaware Bancshares common stock will be converted into either the right to receive $16.68 in cash or 0.6221 shares of Norwood Financial common stock or a combination of both.  Not more than 25% of the merger consideration shall be paid in cash and the remainder will be paid in Norwood Financial common stock.   In the event of a greater than 20% decline in market value of Norwood Financial common stock, Delaware Bancshares may, in certain circumstances, be able to terminate the Merger Agreement unless Norwood Financial increases the number of shares into which Delaware Bancshares common stock may be converted.

The senior management of Norwood Financial and Wayne Bank will remain the same following the merger.  The directors of NBDC Bank will be invited to join newly formed regional advisory board.  Within 18 months of the merger, Norwood Financial and Wayne Bank will invite one member of the advisory board to join their boards.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Delaware Bancshares.  The merger is currently expected to be completed in the third quarter of 2016.

Each of the directors and executive officers of Delaware Bancshares have agreed to vote their shares in favor of the approval of the Merger Agreement at the shareholders’ meeting to be held to vote on the proposed transaction. If the merger is not consummated under certain circumstances, Delaware Bancshares has agreed to pay Norwood Financial a termination fee of $615,000.

The Merger Agreement also contains usual and customary representations and warranties that Norwood Financial and Delaware Bancshares made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between Norwood Financial and Delaware Bancshares, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been used to allocate risk between Norwood Financial and Delaware Bancshares rather than establishing matters as facts.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania. Based on data compiled by the FDIC as of June 30, 2015 (the latest date for which data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 19.67%, the second largest share in Pike County with 19.72%, seventh largest share in Monroe County with 3.41% and tenth largest share in Lackawanna County with 1.73%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2015, the Bank had 136 full-time and 9 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Bank (FHLB) or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months.  Home equity lines of credit tied to the prime rate are also offered. The Bank to a lesser extent also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania.  At December 31, 2015, there were $23.5 million of indirect loans in the portfolio.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.  As of December 31, 2015, the approximate outstanding balance of these acquired loans was $52.5 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  During the year ended December 31, 2015, the Bank increased its municipal finance lending, which is included in commercial loans.  Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units.  During 2015, the Bank was invited to submit proposals for a number of such projects and was the successful bidder on a number of projects resulting in growth of over $21.0 million in this area of lending.  At  December 31, 2015, the Bank had approximately $52.6 million in loans to the hospitality lodging industry, as well as  $27.5 million of loans outstanding to automobile dealers.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.

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

Commercial loans and leases are considered to have a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans is wholly dependent on the success of the borrower’s business, while secured commercial business loans may be secured by collateral that may not be readily marketable in the event of default.  Municipal financing includes lending to local taxing authorities and revenue producing projects.  Such loans may constitute  the general obligation of the taxing authority or may rely on a specific revenue source which is responsible for the repayment of the debt.  General obligations are considered to carry a lower level of risk than other loan types since they are backed by the full faith and credit of the taxing authority  Revenue obligations are backed solely by revenues generated by the project financed and repayment may be affected by the success of the project.

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

    There are additional risks associated with indirect lending since we must rely on the dealer to provide accurate information to us and accurate disclosures to the borrowers. These loans are principally done on a non-recourse basis. We seek to mitigate these risks by only dealing with dealers with whom we have a long-standing relationship.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$71,090	12.7	$42,514	8.5	$35,745	7.1	$25,113	5.3	$22,684	5.0
Real Estate-Construction	18,987	3.4	19,221	3.9	20,551	4.1	13,435	2.8	11,087	2.4
Real Estate-Residential	161,820	28.9	158,139	31.5	158,842	31.6	150,043	31.4	148,148	32.3
Real Estate-Commercial	279,123	49.8	261,956	52.2	273,144	54.2	274,484	57.5	262,476	57.3
Consumer loans	29,231	5.2	19,704	3.9	15,295	3.0	14,154	3.0	13,934	3.0
	560,251	100.0	501,534	100.0	503,577	100.0	477,229	100.0	458,329	100.0
Deferred fees, net	(326)		(399)		(480)		(519)		(422)
Allowance for loan losses	(7,298)		(5,875)		(5,708)		(5,502)		(5,458)
Loans receivable, net	$552,627		$495,260		$497,389		$471,208		$452,449

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2015. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$14,335	$12,643	$44,112	$71,090
Real Estate – Construction	4,103	2,968	11,916	18,987

Total	$18,438	$15,611	$56,028	$90,077

Loans with fixed rates	$7,367	$9,691	$33,090	$50,148
Loans with floating rates	14,331	6,908	18,690	39,929
Total	$21,698	$16,599	$51,780	$90,077

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans 90 days or more delinquent on which the Bank was accruing interest at the dates indicated.  At December 31, 2015, 2014, 2013, 2012 and 2011, the Company also had $6.8 million, $8.8 million, $9.2 million, $5.6 million and $7.2 million, respectively, in troubled debt restructurings. For the year ended December 31, 2015, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $515,000 of which $144,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2015 was $552,000 of which $344,000 was collected.  Of those loans classified as troubled debt restructurings at December 31, 2015, seven loans with a balance of $5.7 million are included in non-accrual loans, while one loan relationship with a balance of $1.1 million is carried in full accrual status.

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Non-accrual loans:
Commercial	$43	$—	$—	$328	$404
Real estate	7,089	5,596	9,547	12,872	7,411
Consumer	—-	4	—	—	—
Total non-accrual loans*	7,132	5,600	9,547	13,200	7,815

Accruing loans which are contractually past-due 90 days or more	—	—	—	—	—

Total non-performing loans	7,132	5,600	9,547	13,200	7,815
Foreclosed real estate	2,847	3,726	1,009	852	2,910
Total non-performing assets	$9,979	$9,326	$10,556	$14,052	$10,725
Total non-performing loans to total loans	1.27%	1.12%	1.90%	2.77%	1.71%
Total non-performing loans to total assets	0.95%	0.79%	1.34%	1.96%	1.17%
Total non-performing assets to total assets	1.33%	1.31%	1.48%	2.09%	1.60%

*Includes non-accrual TDRs of $5.7 million, $2.2 million, $6.2 million, $5.6 million and $0.7 million as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.  The Company also had $1.1 million, $6.6 million, $3.0 million, $0 and $6.5 million in accruing TDRs on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was  $2,855,000 (net of a charge-off against the allowance for loan losses of $1,971,000) and $8,632,000 (net of a charge-off against the allowance for loan losses of $158,000) at December 31, 2015 and 2014, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $6,373,000 (net of charge-off against the allowance for loan losses of $73,000) and $2,973,000 (net of charge-off against the allowance for loan losses of $864,000) at December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the average recorded investment in these impaired loans was $9,015,000 and $7,725,000, and the interest income recognized on these impaired loans was $532,000 and $508,000, respectively. In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $498,000.

As of December 31, 2015, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans.  Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  During 2015, there were two new loan relationships identified as troubled debt restructures totaling $176,000 based on executed modification agreements.

Classified Assets.  Management has instituted an internal loan review program, whereby weaker credits are classified as special mention, substandard, doubtful or loss. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount that is deemed prudent. When management classifies a loan as a loss asset, a reserve equal to 100% of the loan balance is required to be established or the loan is to be charged-off. The allowance for loan losses is composed of an allowance for both inherent risk associated with lending activities and particular problem assets.

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

The following table sets forth at the dates indicated the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Special mention	$1,837	$1,983	$3,651	$11,563	$11,436
Substandard	9,437	13,344	18,927	12,123	14,719
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$11,274	$15,327	$22,578	$23,686	$26,155

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Total loans receivable net of deferred fees	$559,925	$501,135	$503,097	$476,710	$457,907
Average loans receivable	529,989	500,960	483,041	478,317	414,473

Allowance balance at beginning of period	$5,875	$5,708	$5,502	$5,458	$5,616

Charge-offs:
Commercial	—	—	(4)	(24)	(2)
Real Estate – residential, commercial and construction	(3,107)	(1,466)	(2,131)	(2,354)	(1,735)
Consumer	(91)	(80)	(90)	(59)	(109)

Total	(3,198)	(1,546)	(2,225)	(2,437)	(1,846)

Recoveries:
Commercial	—	—	—	—	5
Real Estate – residential, commercial and construction	20	2	9	7	51
Consumer	21	31	22	24	57

Total	41	33	31	31	113

Net Charge-offs	(3,157)	(1,513)	(2,194)	(2,406)	(1,733)

Provision Expense	4,580	1,680	2,400	2,450	1,575
Allowance balance at end of period	$7,298	$5,875	$5,708	$5,502	$5,458

Allowance for loan losses as a percent of total loans outstanding	1.30%	1.17%	1.13%	1.15%	1.19%

Net loans charged off as a percent of average loans outstanding	0.60%	0.30%	0.45%	0.50%	0.42%

- -

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

	As of December 31,
	2015		2014		2013		2012		2011
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$397	12.7%	$256	8.5%	$184	7.1%	$223	5.3%	$147	5.0%
Real estate – construction	90	3.4	222	3.9	897	4.1	119	2.8	72	2.4
Real estate – residential	1,069	28.9	1,323	31.5	1,441	31.6	1,797	31.4	1,256	32.3
Real estate – commercial	5,506	49.8	3,890	52.2	3,026	54.2	3,183	57.5	3,839	57.3
Consumer	236	5.2	184	3.9	160	3.0	180	3.0	144	3.0
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$7,298	100.0%	$5,875	100.00%	$5,708	100.0%	$5,502	100.0%	$5,458	100.0%

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

Securities Portfolio. Carrying values of securities at the dates indicated are as follows:

	As of December 31,
	2015	2014	2013
	(in thousands)

U.S. Government agencies	$9,169	$28,975	$33,413
State and political subdivisions	60,755	54,332	59,204
Corporate obligations	4,974	6,486	3,711
Mortgage-backed securities – government sponsored entities	63,569	66,204	61,650
Equity securities-financial services	384	398	328
Total Securities	$138,851	$156,395	$158,306
Fair Value of Securities	$138,851	$156,395	$158,309

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2015. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow. Equity securities with no stated maturity are classified as “after ten years.”  The average yield on equity securities reflects actual income received during the period.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

U.S. Government agencies	$—	—%	$8,167	1.49%	$1,002	2.00%	$—	—%	$9,169	1.55%
State and political subdivision	647	5.58	952	3.46	6,437	3.74	52,719	4.54	60,755	4.45
Corporate obligations	—	—	3,884	2.86	1,090	2.82	—	—	4,974	2.85
Mortgage-backed securities- government sponsored entities	—	—	—	—	—	—	63,569	2.02	63,569	2.02
Equity securities-financial services	—	—	—	—	—	—	384	3.66	384	3.66

Total Investment Securities	$647	5.58%	$13,003	2.04%	$8,529	3.42%	$116,672	3.16%	$138,851	3.08%

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

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2015		2014		2013
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$106,601	—%	$96,870	—%	$90,331	—%
Interest-bearing demand	52,825	0.05	50,284	0.05	47,466	0.05
Money Market	124,279	0.22	124,274	0.22	124,982	0.30
Savings	74,753	0.05	71,612	0.05	69,282	0.06
Time	209,930	0.99	206,231	1.03	208,847	1.15

Total	$568,388		$549,271		$540,908

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2015.

Amount
Maturity Period	(in thousands)

Within three months	$12,503
Over three through six months	8,498
Over six through twelve months	13,374
Over twelve months	41,161
$75,536

Short-Term Borrowings

The following table sets forth information concerning the Bank’s short-term borrowings (those maturing within one year) which consist principally of securities sold under agreements to repurchase, short-term fixed-rate Federal Home Loan Bank (“FHLB”) advances and federal funds purchased during the periods indicated.  Securities sold under repurchase agreements consist of commercial and municipal customers’ funds invested in overnight securities for cash management purposes.

	Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Short term borrowings:
Average balance during the year	$34,057	$36,514	$30,832
Maximum month-end balance during the year	$55,183	$49,634	$49,914
Average interest rate during the year	0.25%	0.21%	0.21%
Total short-term borrowings at end of the year	$53,235	$25,695	$49,914
Weighted average interest rate at the end of the year	0.36%	0.20%	0.21%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2015, the Bank had $131.7 million of assets under management compared to $134.9 million as of December 31, 2014. The decrease is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. The securities are offered through Invest Financial a registered broker/dealer. NIC generated gross revenues for the Company of $143,000 in 2015, compared to $94,000 in 2014 which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2015 and 2014, the outstanding balance of foreclosed properties on which WTRO held title totaled $2,250,000and $2,996,000, respectively.

Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement service to Bank customers and non-customers.  Gross revenues, included in other income, for 2015 totaled $16,000 and $12,000 in 2014.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” The Federal Reserve, however, has adopted a policy statement that exempts bank holding companies with less than $1.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC from its regulatory capital requirements.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

The Federal Deposit Insurance Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

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

The FDIC has proposed to amend its assessment regulations for banks with less than $10 billion in assets to replace the current risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions.  The proposed rules would not become effective until the designated reserve ratio of the Deposit Insurance Fund reaches 1.15% and would remain in effect until the designated reserve ratio reaches 2.0%.  The proposed regulations would set a maximum rate that banks rated CAMELS 1 or 2 could be charged and a minimum  rate that CAMELS 3, 4 and 5 banks would be charged.  Under the proposal, the FDIC would use a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets.  In addition, assessments would take into consideration core deposits to total assets, one-year asset growth and a loan mix index.  The loan mix index would measure the extent to which a bank’s total assets include higher risk loans.  To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) would be divided by the bank’s total assets to determine the percentage of assets represented by that loan category.  Each percentage would then be multiplied by that loan category’s historical weighted average industry-wide charge-off rate.  The sum of these numbers would determine the loan mix index value for that bank.  The FDIC proposal is intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions.  Most institutions are expected to see lower premiums.  A companion proposal would assess banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .01% of insured deposits on an annualized basis in fiscal year 2015.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve System.  Effective January 1, 2015, the capital adequacy requirements were substantially revised to conform them to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The final rule applies to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.

Under the FDIC’s revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) “Tier 1” or “core” capital leverage ratio equal to at least 4%  of total adjusted assets, (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets, (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets, and (4) a total capital ratio equal to 8% of total risk-weighted assets.  Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest  and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets.  Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments.  An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

In addition to higher capital requirements, the new capital rules will require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning January 1, 2016.  The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2015.

Prompt Corrective Regulatory Action.  Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements.  For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements.  In particular, the FDIC may require any non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

At December 31, 2015, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2015, loans-to-one-borrower limitation was $13.9  million and the Bank was in compliance with such limitation.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Trustees of the FHLB.

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2015, the Bank was in compliance with this requirement. The FHLB incurred losses in both 2009 and 2010 and had suspended the payment of dividends.  However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2015, the Bank met its reserve requirements.

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

Volcker Rule.  On July 21, 2015, banking entities, which include insured depository institutions, their holding companies and affiliates of either, became subject to regulations implementing the so-called Volcker Rule of the Dodd-Frank Act, which prohibits proprietary trading for the entity’s own account in certain financial instruments, including securities, derivatives, futures and options but excluding loans, physical commodities and foreign exchange and currency.  Under the rules adopted by the federal financial regulatory agencies, the purchase or sale of a financial instrument that has been held for less than 60 days is presumed to be proprietary trading for the purpose of short-term resale or benefiting from short-term price movements or for another prohibited purpose unless the banking organization can demonstrate a contrary purpose.  Purchases and sales of financial instruments pursuant to repurchase and reverse repurchase agreements or securities lending agreements, however, are excluded from the definition of proprietary trading. Also excluded from the definition of proprietary trading are purchases and sales of financial instruments where the bank is acting solely as agent for a customer, as trustee for a pension or deferred compensation plan or in connection with the collection of debts previously contracted.  Purchases and sales of highly liquid securities that are not reasonably expected to result in short-term trading gains and in an amount consistent with near-term funding needs are excluded from proprietary trading if conducted pursuant to a documented liquidity management plan.  Certain proprietary trading activities are permitted if conducted in connection with underwriting or market-making activities or risk-mitigating hedging activities.  Proprietary trading is also permitted in U.S. government, agency and government sponsored-enterprise securities and obligations of states and political subdivisions and the FDIC but not in derivatives of the foregoing.

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

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

We may not realize the anticipated benefits from our proposed acquisition of Delaware Bancshares, Inc.

On March 10, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Delaware Bancshares, Inc. (“Delaware Bancshares”) and its wholly owned subsidiary, The National Bank of Delaware County (“NBDC Bank”), pursuant to which Delaware Bancshares will merge with and into the Company and immediately thereafter, NBDC Bank will merge with and into the Bank.  The acquisition of Delaware Bancshares will extend our market reach into the contiguous New York counties of Delaware and Sullivan.  The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of the Bank and NBDC Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of NBDC Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

Norwood Financial Corp. and Delaware Bancshares have operated and, until the completion of the transactions, will continue to operate, independently. Certain Delaware Bancshares employees may not be employed by us after the transaction.  In addition, Delaware Bancshares employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Delaware Bancshare’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At December 31, 2015, we had approximately $10.0 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

As of December 31, 2015, our allowance for loan losses was $7,298,000 which represented 1.30% of outstanding loans. At such date, we had 20 nonperforming loans totaling $7.1 million and 20 impaired loans totaling $9.2 million, most of which are included in the nonperforming loans total. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2015, approximately 82% of our loans had real estate as a primary, secondary or tertiary component of collateral. In addition, approximately 46% of our securities portfolio consisted of mortgage-backed securities issued by either Fannie Mae, Freddie Mac or Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges in respect of our investment securities portfolio and restricted stock.

As of December 31, 2015, we had approximately $77.8 million in investments, including mortgage-backed securities, on which we had unrealized losses of $1.2 million.  In addition, we had $3.4  million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-

temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.

Changes in the interest rate environment may reduce our profits. We realize income primarily from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions.

In order to mitigate the risks from increases in interest rates, we emphasize the origination of loans with variable rates of interest so that loan yields increase with the general level of interest rates.  Since many of the variable-rate loans in our portfolio specify minimum or floor rates of interest that borrowers must pay, however, the effective rates on these loans will not increase until the index rate exceeds the floor rate, which may initially reduce the sensitivity of these loans to increases in general interest rates.  An increase in the general level of interest rates may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of non-interest-bearing deposits as customers may seek higher yielding products when rates increase.

Following a decline in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to reduce the interest paid on deposits, borrowings, and other interest-bearing liabilities. We cannot provide assurance that we would be able to lower the rates paid on deposit accounts to support our liquidity requirements as lower rates may result in deposit outflows.

Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

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

At December 31, 2015, our lending limit per borrower was approximately $13.9 million, or 15% of our capital plus allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2015, our directors and executive officers beneficially owned approximately 317,479 shares, or approximately 8.2% of our common stock, including options to purchase 100,857 shares, in the aggregate, of our common stock at exercise prices ranging from $24.44 to $29.08 per share. Because of the large percentage of stock held by our directors and executive officers and other significant shareholders, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 3,701,357 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 525,000 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan and the 2014 Equity Incentive Plan, of which 293,970 were issued as of December 31, 2015. As of December 31, 2015, options to purchase a total of 180,021 shares were exercisable and had exercise prices ranging from $24.44 to $29.08.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item  2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and 14 additional branch offices. The Bank’s total investment in office property and equipment is $16.6 million with a net book value of $6.5 million as of December 31, 2015. The Bank currently operates automated teller machines at 15 of its facilities. The Bank leases five of its locations with minimum lease commitments of $3.7 million through 2029.  Four of the locations have various renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2015 (the “Annual Report”) and is incorporated herein by reference.

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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller. The Code of Ethics is posted on the stockholder services page of Wayne Bank’s website at www.waynebank.com/stockholder-services.

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

(b)           Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned  “Proposal I -- Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)           Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))
Equity compensation plans approved by security holders

2006 Stock Option Plan	194,521	$26.91	4,057
2014 Equity Incentive Plan	23,027	28.76	226,973

Equity compensation plans not approved by security holders	—	—	—

TOTAL	217,548	$27.10	231,030

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

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years in the three year period ended December 31, 2015, together with the related notes and the independent registered public accounting firm report of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3.           Exhibits
P
No.	Description
2.1	Agreement and Plan of Merger, dated March 10, 2016, by and among Norwood Financial Corp., Wayne Bank, Delaware Bancshares, Inc. and The National Bank of Delaware County.(1)
3(i)	Articles of Incorporation of Norwood Financial Corp.(2)
3(ii)	Bylaws of Norwood Financial Corp. (3)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)
10.1†	Employment Agreement with Lewis J. Critelli (4)
10.2†	Change in Control Severance Agreement with William S. Lance (4)
10.3†	Norwood Financial Corp. Stock Option Plan (5)
10.4†	Change in Control Severance Agreement with Robert J. Mancuso (6)
10.5†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (7)
10.6†	Salary Continuation Agreement between the Bank and Lewis J. Critelli (7)
10.7†	1999 Directors Stock Compensation Plan (5)
10.8†	Salary Continuation Agreement between the Bank and John H. Sanders (8)
10.9†	2006 Stock Option Plan (9)
10.10†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (10)
10.11†	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (10)
10.12†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (10)
10.13†	Change in Control Severance Agreement with James F. Burke (11)
10.14†	2014 Equity Incentive Plan (12)
10.15†	Addendum to Change in Control Severance Agreement with William S. Lance (13)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2015
21	Subsidiaries of Norwood Financial Corp. (see Item 1. Business, General and Subsidiary Activity)
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference from the identically numbered exhibit to the Registrant’s current Report on Form 8-K filed with the Commission on March 10, 2016.
(2)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364.
(3)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.
(4)	Incorporated herein by reference from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(5)	Incorporated herein by reference into this document from the Exhibits to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(7)	Incorporated herein by reference from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.
(8)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(9)	Incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(10)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(11)	Incorporated herein by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 15, 2016	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 15, 2016 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli		/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )		William W. Davis, Jr. Director
/s/ Dr. Andrew A. Forte		/s/ Susan Gumble
Dr. Andrew A. Forte Director		Susan Gumble Director
/s/ Joseph W. Adams		/s/ John E. Marshall
Joseph W. Adams Director		John E. Marshall Director
/s/ Ralph A. Matergia		/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director		Dr. Kenneth A. Phillips Director
/s/ Kevin M. Lamont		/s/ William S. Lance
Kevin M. Lamont Director		William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)