Form 10-Q
period 2016-03-31
NORWOOD FINANCIAL CORP
filed 2016-05-10
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes[X]  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                                          Class                                                               Outstanding as of May 2, 2016
          Common stock, par value $0.10 per share                                                3,691,224

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$8,709	$9,744
Interest bearing deposits with banks	254	266
Cash and cash equivalents	8,963	10,010

Securities available for sale, at fair value	143,948	138,851
Loans receivable	565,787	559,925
Less: Allowance for loan losses	7,642	7,298
Net loans receivable	558,145	552,627
Regulatory stock, at cost	2,982	3,412
Bank premises and equipment, net	6,390	6,472
Bank owned life insurance	18,951	18,820
Accrued interest receivable	2,487	2,363
Foreclosed real estate owned	2,855	2,847
Goodwill	9,715	9,715
Other intangibles	260	285
Deferred tax asset	3,456	3,669
Other assets	1,952	1,434
TOTAL ASSETS	$760,104	$750,505

LIABILITIES
Deposits:
Non-interest bearing demand	$113,225	$107,814
Interest-bearing	447,266	443,095
Total deposits	560,491	550,909
Short-term borrowings	52,672	53,235
Other borrowings	38,856	41,126
Accrued interest payable	925	957
Other liabilities	4,462	3,280
TOTAL LIABILITIES	657,406	649,507

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,724,668 shares	373	373
Surplus	35,390	35,351
Retained earnings	66,143	65,412
Treasury stock at cost: 2016: 35,649 shares,
2015: 23,311 shares	(987)	(626)
Accumulated other comprehensive income	1,779	488
TOTAL STOCKHOLDERS’ EQUITY	102,698	100,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$760,104	$750,505

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousands, except per share data)
	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Loans receivable, including fees	$6,135	$6,061
Securities	890	1,023
Other	1	4
Total interest income	7,026	7,088

INTEREST EXPENSE
Deposits	581	604
Short-term borrowings	39	12
Other borrowings	231	165
Total interest expense	851	781
NET INTEREST INCOME	6,175	6,307
PROVISION FOR LOAN LOSSES	450	620
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,725	5,687

OTHER INCOME
Service charges and fees	574	572
Income from fiduciary activities	102	105
Net realized gains on sales of securities	64	311
Gains on sale of loans and servicing rights, net	30	18
Earnings and proceeds on bank owned life insurance	167	165
Other	130	108
Total other income	1,067	1,279

OTHER EXPENSES
Salaries and employee benefits	2,303	2,137
Occupancy, furniture & equipment, net	495	556
Data processing	271	234
Taxes, other than income	205	175
Professional fees	151	183
Federal Deposit Insurance Corporation insurance	115	95
Foreclosed real estate owned	31	158
Amortization of intangibles	24	28
Other	754	621
Total other expenses	4,349	4,187

INCOME BEFORE INCOME TAXES	2,443	2,779
INCOME TAX EXPENSE	567	738
NET INCOME	$1,876	$2,041

BASIC EARNINGS PER SHARE	$0.51	$0.55

DILUTED EARNINGS PER SHARE	$0.51	$0.55

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$1,876	$2,041
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	2,019	989
Tax effect	(686)	(335)
Reclassification of gains recognized in net income	(64)	(311)
Tax effect	22	106
Other comprehensive income:	1,291	449
Comprehensive Income	$3,167	$2,490

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Three Months Ended March 31, 2016
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2015	3,724,668	$373	$35,351	$65,412	23,311	$(626)	$488	$100,998
Net Income				1,876				1,876
Other comprehensive income							1,291	1,291
Cash dividends declared ($.31 per share)				(1,145)				(1,145)
Compensation expense related to restricted stock			22					22
Acquisition of treasury stock					15,538	(447)		(447)
Stock options exercised			(3)		(3,200)	86		83
Tax benefit of stock options			2					2
Compensation expense related to stock options			18					18

Balance, March 31, 2016	3,724,668	$373	$35,390	$66,143	35,649	$(987)	$1,779	$102,698

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,876	$2,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	620
Depreciation	137	139
Amortization of intangible assets	24	28
Deferred income taxes	(452)	(252)
Net amortization of securities premiums and discounts	236	233
Net realized gain on sales of securities	(64)	(311)
Earnings and proceeds on bank owned life insurance	(167)	(165)
(Gain) loss on sales of fixed assets and foreclosed real estate owned	(6)	65
Gain on sale of mortgage loans	(32)	(24)
Mortgage loans originated for sale	(981)	(780)
Proceeds from sale of mortgage loans originated for sale	1,013	804
Compensation expense related to stock options	18	17
Compensation expense related to restricted stock	22	14
Increase in accrued interest receivable and other assets	(591)	(341)
Increase in accrued interest payable and other liabilities	1,152	518
Net cash provided by operating activities	2,635	2,606

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	15,284	13,976
Proceeds from maturities and principal reductions on mortgage-backed securities	3,383	2,876
Purchases	(21,980)	(15,375)
Purchase of regulatory stock	(994)	(327)
Redemption of regulatory stock	1,424	203
Net increase in loans	(6,032)	(18,387)
Purchase of premises and equipment	(55)	(37)
Proceeds from sales of fixed assets and foreclosed real estate owned	48	2,031
Net cash used in investing activities	(8,922)	(15,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,582	10,262
Net (decrease) increase in short-term borrowings	(563)	4,886
Repayments of other borrowings	(2,270)	(393)
Proceeds from other borrowings	-	6,000
Stock options exercised	83	154
Tax benefit of stock options exercised	2	6
Purchase of treasury stock	(447)	(127)
Cash dividends paid	(1,147)	(1,103)
Net cash provided by financing activities	5,240	19,685
(Decrease) increase in cash and cash equivalents	(1,047)	7,251

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,010	12,376
CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,963	$19,627

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$883	$792
Income taxes paid, net of refunds	-	201
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$50	$68
Cash dividends declared	1,145	1,141

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2015.

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

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Weighted average shares outstanding	3,700	3,680
Less: Unvested restricted shares	14	-
Basic EPS weighted average shares outstanding	3,686	3,680

Basic EPS weighted average shares outstanding	3,686	3,680
Add: Dilutive effect of stock options	4	6
Diluted EPS weighted average shares outstanding	3,690	3,686

Stock options with strike prices ranging from $27.55 to $29.08 which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation, were 75,574 as of March 31, 2016 based upon the closing price of Norwood common stock of $27.36 per share on March 31, 2016. As of March 31, 2015 there were 49,700 stock options with strike prices ranging from $28.41 to $29.08 which were anti-dilutive based on the closing price of Norwood stock of $27.69 on March 31, 2015.

3.         Stock-Based Compensation

No awards were granted during the three month period ending March 31, 2016. As of March 31, 2016, there was $53,000 of total unrecognized compensation cost related to non-vested options granted in 2015 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2016. Compensation costs related to stock options amounted to $18,000 and $17,000 during the three-months periods ended March 31, 2016 and 2015, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2016	194,521	$26.91	5.2	Yrs.	$363
Granted	-	-	-		-
Exercised	(3,200)	25.80	5.3		83
Forfeited	(1,000)	29.08	8.7		29
Outstanding at March 31, 2016	190,321	$26.91	4.9	Yrs.	$164

Exercisable at March 31, 2016	175,821	$26.78	4.5	Yrs.	$164

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $27.36 as of March 31, 2016 and $28.75 as of December 31, 2015.

A summary of the Company’s restricted stock activity and related information for the three month period ended March 31, 2016 is as follows:

Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1, 2016	13,810	$28.82
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at March 31, 2016	13,810	$28.82

The expected future compensation expense relating to the 13,810 shares of non-vested restricted stock outstanding as of March 31, 2016 is $376,000.  This cost will be recognized over the remaining vesting period of 4.75 years.  Compensation costs related to restricted stock amounted to $22,000 and $14,000 during the three-month periods ended March 31, 2016 and 2015, respectively.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months ended March 31, 2016 and 2015:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	1,333
Amount reclassified from accumulated other comprehensive income	(42)
Total other comprehensive income	1,291
Balance as of March 31, 2016	$1,779

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive income before reclassification	654
Amount reclassified from accumulated other comprehensive	(205)
Total other comprehensive income	449
Balance as of March 31, 2015	$911

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (in thousands) for the three months ended March 31, 2016 and 2015:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (a)		of Income

	Three months ended
	March 31,
	2016	2015
Unrealized gains on available for sale securities	$64	$311	Net realized gains on sales of securities
	(22)	(106)	Income tax expense
	$42	$205

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2016	2015

Commitments to grant loans	$20,803	$25,951
Unfunded commitments under lines of credit	49,644	48,873
Standby letters of credit	5,321	5,776
	$75,768	$80,600

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2016 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses,  and fair value of securities were as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$59,563	$2,288	$(35)	$61,816
Corporate obligations	4,906	137	-	5,043
Mortgage-backed securities-
government sponsored entities	76,491	466	(217)	76,740
Total debt securities	140,960	2,891	(252)	143,599
Equity securities-financial services	292	57	-	349
	$141,252	$2,948	$(252)	$143,948

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$9,275	$2	$(108)	$9,169
States and political subdivisions	59,120	1,747	(112)	60,755
Corporate obligations	4,933	45	(4)	4,974
Mortgage-backed securities-government
sponsored entities	64,491	23	(945)	63,569
Total debt securities	137,819	1,817	(1,169)	138,467
Equity securities-financial services	292	92	-	384
	$138,111	$1,909	$(1,169)	$138,851

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$3,133	$(20)	$1,853	$(15)	$4,986	$(35)
Mortgage-backed securities-government sponsored agencies	11,393	(28)	16,002	(189)	27,395	(217)
	$14,526	$(48)	$17,855	$(204)	$32,381	$(252)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$6,058	$(71)	$2,109	$(37)	$8,167	$(108)
States and political subdivisions	9,086	(99)	1,417	(13)	10,503	(112)
Corporate obligations	2,221	(4)	-	-	2,221	(4)
Mortgage-backed securities-government sponsored agencies	40,300	(432)	16,595	(513)	56,895	(945)
	$57,665	$(606)	$20,121	$(563)	$77,786	$(1,169)

At March 31, 2016, the Company has 12 debt securities in an unrealized loss position in the less than twelve months category and 19 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2016.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
(In Thousands)	Amortized Cost	Fair Value

Due in one year or less	$640	$642
Due after one year through five years	5,130	5,282
Due after five years through ten years	8,469	8,723
Due after ten years	50,230	52,212

Mortgage-backed securities-government sponsored agencies	76,491	76,740
	$140,960	$143,599

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2016	2015
Gross realized gains	$64	$311
Gross realized losses	-	-
Net realized gain	$64	$311
Proceeds from sales of securities	$15,284	$13,976

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	March 31, 2016		December 31, 2015
Real Estate Loans:
Residential	$160,013	28.3%	$161,820	28.9%
Commercial	281,667	49.7	279,123	49.8
Construction	18,999	3.4	18,987	3.4
Commercial, financial and agricultural	72,970	12.9	71,090	12.7
Consumer loans to individuals	32,443	5.7	29,231	5.2
Total loans	566,092	100.0%	560,251	100.0%
Deferred fees, net	(305)		(326)
Total loans receivable	565,787		559,925
Allowance for loan losses	(7,642)		(7,298)
Net loans receivable	$558,145		$552,627

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2016	December 31, 2015

Outstanding Balance	$482	$498
Carrying Amount	$482	$498

There were no material increases or decreases in the expected cash flows of these loans since the acquisition date.  Since December 31, 2014, for loans that were acquired with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of March 31, 2016 and December 31, 2015, foreclosed real estate owned totaled $2,855,000 and $2,847,000, respectively.  As of March 31, 2016, included within foreclosed real estate owned is $345,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of March 31, 2016, the Company has initiated formal foreclosure proceedings on $95,000 of consumer residential mortgages.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2016	(In thousands)

Individually evaluated for impairment	$26	$8,124	$-	$-	$-	$8,150
Loans acquired with deteriorated credit quality	133	349	-	-	-	482
Collectively evaluated for impairment	159,854	273,194	18,999	72,970	32,443	557,460
Total Loans	$160,013	$281,667	$18,999	$72,970	$32,443	$566,092

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2015

Individually evaluated for impairment	$28	$8,660	$-	$42	$-	$8,730
Loans acquired with deteriorated credit quality	140	358	-	-	-	498
Collectively evaluated for impairment	161,652	270,105	18,987	71,048	29,231	551,023
Total Loans	$161,820	$279,123	$18,987	$71,090	$29,231	$560,251

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$159	$165	$-
Commercial	2,775	3,169	-
Subtotal	2,934	3,334	-
With an allowance recorded:
Real Estate Loans
Commercial	5,698	7,199	1,644
Subtotal	5,698	7,199	1,644
Total:
Real Estate Loans
Residential	159	165	-
Commercial	8,473	10,368	1,644
Total Impaired Loans	$8,632	$10,533	$1,644

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$168	$173	$-
Commercial	2,644	4,610	-
Commercial, financial and agriculture	43	43	-
Subtotal	2,855	4,826	-
With an allowance recorded:
Real Estate Loans
Commercial	6,373	6,446	1,613
Subtotal	6,373	6,446	1,613
Total:
Real Estate Loans
Residential	168	173	-
Commercial	9,017	11,056	1,613
Commercial, financial and agriculture	43	43	-
Total Impaired Loans	$9,228	$11,272	$1,613

The following information for impaired loans is presented (in thousands) for the three months ended March 31, 2016 and 2015:

	Average Recorded		Interest Income
	Investment		Recognized
	2016	2015	2016	2015

Real Estate Loans:
Residential	$164	$223	$1	$1
Commercial	8,640	11,210	32	396
Total	$8,804	$11,433	$33	$397

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2016, troubled debt restructured loans totaled $6.5 million and resulted in specific reserves of $1,641,000.  As of December 31, 2015, troubled debt restructured loans totaled $6.8 million and resulted in specific reserves of $1,613,000.  For the period ended March 31, 2016, there were no new loans identified as troubled debt restructurings.  During 2016, the Company recognized a write-down of $100,000 on a loan that was previously identified as troubled debt restructurings with a carrying value of $432,000 as of March 31, 2016.

 For the period ended March 31, 2015, there were no new loans identified as troubled debt restructures. During the 2015 period, the Company recognized write-downs in the amount of $373,000 on two loans previously identified as troubled debt restructures with a carrying value of $2.4 million as of March 31, 2015.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2016 and December 31, 2015 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2016
Commercial real estate loans	$269,575	$3,161	$8,931	$-	$281,667
Commercial loans	72,970	-	-	-	72,970
Total	$342,545	$3,161	$8,931	$-	$354,637

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2015
Commercial real estate loans	$267,892	$1,837	$9,394	$-	$279,123
Commercial loans	71,047	-	43	-	71,090
Total	$338,939	$1,837	$9,437	$-	$350,213

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2016 and December 31, 2015 (in thousands):

	Performing	Nonperforming	Total
March 31, 2016
Residential real estate loans	$159,540	$473	$160,013
Construction	18,999	-	18,999
Consumer loans	32,443	-	32,443
Total	$210,982	$473	$211,455

	Performing	Nonperforming	Total
December 31, 2015
Residential real estate loans	$161,380	$440	$161,820
Construction	18,987	-	18,987
Consumer loans	29,231	-	29,231
Total	$209,598	$440	$210,038

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2016 and December 31, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2016
Real Estate loans
Residential	$159,082	$428	$30	$-	$473	$931	$160,013
Commercial	275,062	211	-	-	6,394	6,605	281,667
Construction	18,999	-	-	-	-	-	18,999
Commercial loans	72,970	-	-	-	-	-	72,970
Consumer loans	32,391	38	14	-	-	52	32,443
Total	$558,504	$677	$44	$-	$6,867	$7,588	$566,092

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2015
Real Estate loans
Residential	$160,683	$646	$51	$-	$440	$1,137	$161,820
Commercial	272,125	310	39	-	6,649	6,998	279,123
Construction	18,959	28	-	-	-	28	18,987
Commercial loans	71,043	4	-	-	43	47	71,090
Consumer loans	29,179	41	11	-	-	52	29,231
Total	$551,989	$1,029	$101	$-	$7,132	$8,262	$560,251

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	-	(129)	-	-	(7)	(136)
Recoveries	1	2	-	-	27	30
Provision for loan losses	7	379	19	49	(4)	450
Ending balance, March 31, 2016	$1,077	$5,758	$109	$446	$252	$7,642
Ending balance individually evaluated for impairment	$-	$1,644	$-	$-	$-	$1,644
Ending balance collectively evaluated for impairment	$1,077	$4,114	$109	$446	$252	$5,998

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(87)	(393)	-	-	(15)	(495)
Recoveries	2	-	-	-	5	7
Provision for loan losses	115	497	(107)	97	18	620
Ending balance, March 31, 2015	$1,353	$3,994	$115	$353	$192	$6,007
Ending balance individually evaluated for impairment	$-	$284	$-	$-	$-	$284
Ending balance collectively evaluated for impairment	$1,353	$3,710	$115	$353	$192	$5,723

The Company’s primary business activity as of March 31, 2016 and December 31, 2015 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2016, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in the hospitality/lodging industry with loans outstanding of $66.5 million, or 11.7% of loans outstanding.  During the three-month period ended March 31, 2016, there were no write downs in the named concentrations.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $32,000 and $0, respectively, in the first three months of 2016 compared to $24,000 and $0, respectively, in the same period in 2015.  The proceeds from the sales of residential mortgage loans totaled $1.0 million and $804,000 for the three months ended March 31, 2016 and 2015, respectively.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2016
Available for Sale:
States and political subdivisions	$61,816	$-	$61,816	$-
Corporate obligations	5,043	-	5,043	-
Mortgage-backed securities-government
sponsored agencies	76,740	-	76,740	-
Equity securities-financial services	349	349	-	-
Total	$143,948	$349	$143,599	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2015
Available for Sale:
U.S. Government agencies	$9,169	$-	$9,169	$-
States and political subdivisions	60,755	-	60,755	-
Corporate obligations	4,974	-	4,974	-
Mortgage-backed securities-government
sponsored agencies	63,569	-	63,569	-
Equity securities-financial services	384	384	-	-
Total	$138,851	$384	$138,467	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2016
Impaired Loans	$6,988	$-	$-	$6,988
Foreclosed Real Estate Owned	2,855	-	-	2,855

December 31, 2015
Impaired Loans	$7,615	$-	$-	$7,615
Foreclosed Real Estate Owned	2,847	-	-	2,847

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2016
Impaired loans	$2,062	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$4,926	Present value of future cash flows	Loan discount rate	4-7% (5.61%)

Foreclosed real estate owned	$2,855	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$2,574	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$5,041	Present value of future cash flows	Loan discount rate	4-7% (5.61%)

Foreclosed real estate owned	$2,847	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, the fair value investment in impaired loans totaled $6,988,000 which included four loans for $5,698,000 for which a valuation allowance of $1,644,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and thirteen loans for $2,934,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of March 31, 2016, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,902,000 over the life of the loans.

As of December 31, 2015, the fair value investment in impaired loans totaled $7,615,000 which included three loans for $6,373,000 for which a valuation allowance of $1,613,000 had been provided based on the estimated value of the collateral or the present value of estimated cash flows, and seventeen loans for $2,855,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2015, the Company had recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $2,044,000 over the life of the loans.

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

Regulatory stock (carried at cost):
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
The estimated fair values of the Bank’s financial instruments were as follows at March 31, 2016 and December 31, 2015. (In thousands)

	Fair Value Measurements at March 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,963	$8,963	$8,963	$-	$-
Securities	143,948	143,948	349	143,599	-
Loans receivable, net	558,145	561,670	-	-	561,670
Mortgage servicing rights	260	291	-	-	291
Regulatory stock	2,982	2,982	2,982	-	-
Bank owned life insurance	18,951	18,951	18,951	-	-
Accrued interest receivable	2,487	2,487	2,487	-	-

Financial liabilities:
Deposits	560,491	560,767	364,752	-	196,015
Short-term borrowings	52,672	52,672	52,672	-	-
Other borrowings	38,856	39,181	-	-	39,181
Accrued interest payable	925	925	925	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,010	$10,010	$10,010	$-	$-
Securities	138,851	138,851	384	138,467	-
Loans receivable, net	552,627	559,416	-	-	559,416
Mortgage servicing rights	261	291	-	-	291
Regulatory stock	3,412	3,412	3,412	-	-
Bank owned life insurance	18,820	18,820	18,820	-	-
Accrued interest receivable	2,363	2,363	2,363	-	-

Financial liabilities:
Deposits	550,909	551,175	354,162	-	197,013
Short-term borrowings	53,235	53,235	53,235	-	-
Other borrowings	41,126	41,260	-	-	41,260
Accrued interest payable	957	957	957	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815).  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323).  The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

10.           Proposed Acquisition of Delaware Bancshares, Inc.

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

Under the terms of the Merger Agreement, each outstanding share of Delaware Bancshares common stock will be converted into either the right to receive $16.68 in cash or 0.6221 shares of Norwood Financial common stock.  Not more than 25% of the outstanding shares of Delaware Bancshares common stock (including for this purpose, dissenters’ shares) may be paid in cash and the remainder will be paid in Norwood Financial common stock.   In the event of a greater than 20% decline in market value of Norwood Financial common stock, Delaware Bancshares may, in certain circumstances, be able to terminate the Merger Agreement unless Norwood Financial increases the number of shares into which Delaware Bancshares common stock may be converted.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2015 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-

temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at March 31, 2016 and December 31, 2015 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB’s regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2016.

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

Changes in Financial Condition

General

Total assets as of March 31, 2016 were $760.1 million compared to $750.5 million as of December 31, 2015, an increase of $9.6 million due primarily to an increase of $5.9 million in loans receivable and a $5.1 million increase in investment securities.

Securities

The fair value of securities available for sale as of March 31, 2016 was $143.9 million compared to $138.8 million as of December 31, 2015.  The Company purchased $22.0 million of securities principally using the proceeds from $18.7 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$-	-%	$9,169	6.6%
States and political subdivisions	61,816	43.0	60,755	43.8
Corporate obligations	5,043	3.5	4,974	3.5
Mortgage-backed securities-
government sponsored entities	76,740	53.3	63,569	45.8
Equity securities-financial services	349	0.2	384	0.3
Total	$143,948	100.0%	$138,851	100.0%

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

Loans

Loans receivable totaled $565.8 million at March 31, 2016 compared to $559.9 million as of December 31, 2015.  The $5.9 million increase recorded in the three-month period ending March 31, 2016 was attributed to a $3.2 million increase in consumer loans and a $2.5 million increase in commercial real estate loans.  Other commercial loans increased $1.9 million during the period while residential mortgage loans decreased $1.8 million due partially to the sale of $1.0 million.

The allowance for loan losses totaled $7,642,000 as of March 31, 2016 and represented 1.35% of total loans outstanding, compared to $7,298,000, or 1.30% of total loans, at December 31, 2015, and $6,007,000, or 1.16% of total loans, as of March 31, 2015.  The Company had net charge-offs for the three months ended March 31, 2016 of $106,000 compared to $488,000 in the corresponding period in 2015.  The Company’s loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at March 31, 2016 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2016, non-performing loans totaled $6.9 million, or 1.21% of total loans compared to $7.1 million, or 1.27% of total loans at December 31, 2015. At March 31, 2016, non-performing assets totaled $9.7 million, or 1.28%, of total assets compared to $10.0 million, or 1.33%, of total assets at December 31, 2015.  The decrease in non-performing assets principally reflects payments and write-downs on loans carried in nonaccrual assets.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$474	$440
Commercial	6,393	6,649
Commercial , financial and agricultural	-	43
Total non-accrual loans *	6,867	7,132

Accruing loans which are contractually
past due 90 days or more	-	-
Total non-performing loans	6,867	7,132
Foreclosed real estate	2,855	2,847
Total non-performing assets	$9,722	$9,979
Allowance for loans losses	$7,642	$7,298
Coverage of non-performing loans	111.29%	102.33%
Non-performing loans to total loans	1.21%	1.27%
Non-performing loans to total assets	0.90%	0.95%
Non-performing assets to total assets	1.28%	1.33%

*Includes non-accrual TDRs of $5.5 million as of March 31, 2016 and $5.7 million on December 31, 2015. The Company also had $1.1 million of accruing TDRs on March 31, 2016 and December 31, 2015.

Deposits

During the period, total deposits increased $9.6 million due primarily to a $5.4 million increase in non-interest bearing demand deposits and a $2.7 million net increase in NOW and money market accounts.  All other deposit products increased $1.5 million, net.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015

Non-interest bearing demand	$113,225	$107,814
Interest bearing demand	52,231	52,040
Money market deposit accounts	121,567	119,028
Savings	77,729	75,280
Time deposits <$100,000	120,444	121,211
Time deposits >$100,000	75,295	75,536

Total	$560,491	$550,909

Borrowings

Short-term borrowings as of March 31, 2016 totaled $52.7 million compared to $53.2 million as of December 31, 2015.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $500,000 due to a reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2016	December 31, 2015
Notes with the FHLB:
Convertible note due January 2017 at 4.71%	$10,000	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	7,011	8,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	1,116	1,267
Amortizing fixed rate borrowing due December 2018 at 1.425%	2,235	2,434
Amortizing fixed rate borrowing due June 2020 at 1.490%	8,547	9,033
Amortizing fixed rate borrowing due December 2020 at 1.706%	4,760	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	5,187	5,392
	$38,856	$41,126

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Commitments to grant loans totaled $20.8 million as of March 31, 2016 compared to $19.7 million as of December 31, 2015.

A summary of the contractual amount of the Company’s financial instrument commitments is as follows:

(in thousands)
	March 31, 2016	December 31, 2015

Commitments to grant loans	$20,803	$19,704
Unfunded commitments under lines of credit	49,644	48,641
Standby letters of credit	5,321	5,352

	$75,768	$73,697

Stockholders’ Equity and Capital Ratios

As of March 31, 2016, stockholders’ equity totaled $102.7 million, compared to $101.0 million as of December 31, 2015.   The net change in stockholders’ equity included $1.9 million of net income that was partially offset by $1.1 million of dividends declared, a $447,000 reduction due to an increase in Treasury Stock, and a $125,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $1.3 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2016	December 31, 2015
Tier 1 Capital
(To average assets)	12.27%	12.40%
Tier 1 Capital
(To risk-weighted assets)	15.74%	15.86%
Common Equity Tier 1 Capital
(To risk-weighted assets)	15.74%	15.86%
Total Capital
(To risk-weighted assets)	16.99%	17.09%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2016.

Liquidity

As of March 31, 2016, the Company had cash and cash equivalents of $9.0 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $143.9 million which could be used for liquidity needs.  This totals $152.9 million of liquidity and represents 20.1% of total assets compared to $148.9 million and 19.8% of total assets as of December 31, 2015.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2016 and December 31, 2015.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2016.  There were no borrowings under this line as of March 31, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of March 31, 2016 and December 31, 2015.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $293,036,000 as of March 31, 2016, of which $54,480,000 and $60,798,000 was outstanding at March 31, 2016 and December 31, 2015, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$1,162	$1	0.34%	$6,695	$4	0.24%
Securities available for sale:
Taxable	81,873	442	2.16	101,841	571	2.24
Tax-exempt (1)	59,184	679	4.59	56,629	684	4.83
Total securities available for sale (1)	141,057	1,121	3.18	158,470	1,255	3.17
Loans receivable (1) (4) (5)	564,027	6,263	4.44	505,613	6,124	4.84
Total interest-earning assets	706,246	7,385	4.18	670,778	7,383	4.40
Non-interest earning assets:
Cash and due from banks	8,113			8,044
Allowance for loan losses	(7,517)			(6,008)
Other assets	47,269			46,463
Total non-interest earning assets	47,865			48,499
Total Assets	$754,111			$719,277
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$173,636	$75	0.17	$171,873	$71	0.17
Savings	76,689	10	0.05	73,867	9	0.05
Time	199,088	496	1.00	221,483	524	0.95
Total interest-bearing deposits	449,413	581	0.52	467,223	604	0.52
Short-term borrowings	49,065	39	0.32	24,576	12	0.20
Other borrowings	39,938	231	2.31	22,944	165	2.88
Total interest-bearing liabilities	538,416	851	0.63	514,743	781	0.61
Non-interest bearing liabilities:
Demand deposits	108,960			99,663
Other liabilities	3,877			4,145
Total non-interest bearing liabilities	112,837			103,808
Stockholders' equity	102,858			100,726
Total Liabilities and Stockholders' Equity	$754,111			$719,277

Net interest income (tax equivalent basis)		6,534	3.55%		6,602	3.79%
Tax-equivalent basis adjustment		(359)			(295)
Net interest income		$6,175			$6,307
Net interest margin (tax equivalent basis)			3.70%			3.94%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2106 Compared to
	Three months ended March 31, 2015
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(4)	$1	$(3)
Securities available for sale:
Taxable	(112)	(17)	(129)
Tax-exempt securities	30	(35)	(5)
Total securities	(82)	(52)	(134)
Loans receivable	677	(538)	139
Total interest earning assets	591	(589)	2

Interest bearing liabilities:
Interest-bearing demand and money market	4	-	4
Savings	1	-	1
Time	(54)	26	(28)
Total interest bearing deposits	(49)	26	(23)
Short-term borrowings	15	12	27
Other borrowings	114	(48)	66
Total interest bearing liabilities	80	(10)	70
Net interest income (tax-equivalent basis)	$511	$(579)	$(68)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2016 to March 31, 2015

General

For the three months ended March 31, 2016, net income totaled $1,876,000 compared to $2,041,000 earned in the similar period in 2015.  The decrease in net income for the three months ended March 31, 2016 was due primarily to a $132,000 decrease in net interest income and a $247,000 decrease in gains on the sale of  securities. Earnings per share for the current period were $.51 per share for basic and fully diluted compared to $.55 per share for basic and fully diluted shares for the three months ended March 31, 2015.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2016 was 1.00% and 7.33%, respectively, compared to 1.15% and 8.22%, respectively, for the similar period in 2015.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2016 to March 31, 2015
Net income three months ended March 31, 2015	$2,041
Change due to:
Net interest income	(132)
Provision for loan losses	170
Net gain on sales of loans and securities	(235)
Other income	23
Salaries and employee benefits	(166)
Occupancy, furniture and equipment	61
Foreclosed real estate owned	127
All other expenses	(184)
Income tax expense	171

Net income three months ended March 31, 2016	$1,876

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2016 totaled $6,534,000 which was $68,000 lower than the comparable period in 2015.  The decrease in net interest income largely reflects a $66,000 increase in interest expense related to other borrowings that were secured to manage interest rate risk.  The fte net interest spread and net interest margin were 3.55% and 3.70%, respectively, for the three months ended March 31, 2016 compared to 3.79% and 3.94%, respectively, for the similar period in 2015.

Interest income (fte) totaled $7,385,000 with a yield on average earning assets of 4.18% compared to $7,383,000 and 4.40% for the 2015 period. Average loans increased $58.4 million over the comparable period of last year but the yield earned declined forty basis points, resulting in a $139,000 increase in fte loan income.  Average earning assets totaled $706.2 million for the three months ended March 31, 2016, an increase of $35.5 million over the average for the similar period in 2015.

Interest expense for the three months ended March 31, 2016 totaled $851,000 at an average cost of 0.63% compared to $781,000 and 0.61% for the similar period in 2015.  The cost of time deposits, which is the most significant component of funding, increased to 1.00% from 0.95% for the similar period in the prior year.  As time deposits matured, they repriced at the current market rates resulting in the increase.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2016 was $450,000 compared to $620,000 for the three months ended March 31, 2015.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $106,000 for the quarter ended March 31, 2016 compared to $488,000 for the similar period in 2015.

Other Income

Other income totaled $1,067,000 for the three months ended March 31, 2016 compared to $1,279,000 for the similar period in 2015.  Net gains from the sale of loans and securities decreased $235,000 compared to the same period of 2015. The reduction in securities gains reflects the sales of securities for interest-rate risk management with minimal gains.  All other items of other income increased $23,000, net, compared to the same period of last year.

Other Expense

Other expense for the three months ended March 31, 2016 totaled $4,349,000 which was $162,000 higher than the same period of 2015.  Salaries and employee benefit costs increased $166,000 due to staffing adjustments and increased health care costs.  Foreclosed real estate costs decreased $127,000, while all other operating expenses increased $123,000, net.

Income Tax Expense

Income tax expense totaled $567,000 for an effective tax rate of 23.2% for the period ending March 31, 2016 compared to $738,000 for an effective tax rate of 26.6% for the similar period in 2015. The reduction in the effective tax rate reflects an increase in the level of tax-exempt income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2016, the level of net interest income at risk in a ±200 basis point change in interest rates was within the Company’s policy limits.  The Company’s policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2016, the Company had a positive 90-day interest sensitivity gap of $35.8 million or 4.7% of total assets, compared to the $38.8 million or 5.2% of total assets as of December 31, 2015.  Rate sensitive assets repricing within 90 days decreased $6.4 million due primarily to a $7.0 million decrease in loans.  Rate sensitive liabilities decreased $3.3 million since year end due primarily to a $3.5 million decrease in borrowed funds repricing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2016
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$254	$-	$-	$-	$254
Securities	4,540	10,727	26,923	101,758	143,948
Loans Receivable	122,454	132,499	158,138	152,696	565,787
Total RSA	$127,248	$143,226	$185,061	$254,454	$709,989

Non-maturity interest-bearing deposits	$40,107	$44,901	$119,740	$46,779	$251,527
Time Deposits	25,615	66,094	80,233	23,797	195,739
Other	25,761	29,846	28,892	7,029	91,528
Total RSL	$91,483	$140,841	$228,865	$77,605	$538,794

Interest Sensitivity Gap	$35,765	$2,385	$(43,804)	$176,849	$171,195
Cumulative Gap	35,765	38,150	(5,654)	171,195
RSA/RSL-cumulative	139.1%	116.4%	98.8%	131.8%

December 31, 2015

Interest Sensitivity Gap	$38,817	$11,614	$(57,114)	$168,269	$161,586
Cumulative Gap	38,817	50,431	(6,683)	161,586
RSA/RSL-cumulative	140.9%	122.8%	98.5%	130.1%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2015

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

2.1	Agreement and Plan of Merger, dated March 10, 2016, by and among Norwood Financial Corp., Wayne Bank, Delaware Bancshares, Inc. and The National Bank of Delaware County(1)
3(i)	Articles of Incorporation of Norwood Financial Corp.(2)
3(ii)	Bylaws of Norwood Financial Corp. (3)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)
10.1	Employment Agreement with Lewis J. Critelli (4)
10.2	Change in Control Severance Agreement with William S. Lance(4)
10.3	Norwood Financial Corp. Stock Option Plan (5)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(6)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (7)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (7)
10.7	1999 Directors Stock Compensation Plan (5)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (8)

10.9	2006 Stock Option Plan (9)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (10)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (10)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (10)
10.13	Change In Control Severance Agreement with James F. Burke(11)
10.14	2014 Equity Incentive Plan(12)
10.15	Addendum to Change in Control Severance Agreement with William S. Lance (13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on March 10, 2016

(2)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(3)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.

(4)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(5)	Incorporated herein by reference to the identically numbered exhibits of the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(6)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(7)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(8)	Incorporated herein by reference to the identically numbered exhibit to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(9)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(10)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(11)	Incorporated by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	May 10, 2016	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)