Form 10-Q
period 2016-06-30
NORWOOD FINANCIAL CORP
filed 2016-08-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

                                          Class                                                               Outstanding as of July 29, 2016
          Common stock, par value $0.10 per share                                                3,691,224

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$8,171	$9,744
Interest bearing deposits with banks	4,444	266
Cash and cash equivalents	12,615	10,010

Securities available for sale, at fair value	129,721	138,851
Loans receivable	581,220	559,925
Less: Allowance for loan losses	5,798	7,298
Net loans receivable	575,422	552,627
Regulatory stock, at cost	2,228	3,412
Bank premises and equipment, net	6,328	6,472
Bank owned life insurance	19,082	18,820
Accrued interest receivable	2,289	2,363
Foreclosed real estate owned	5,414	2,847
Goodwill	9,715	9,715
Other intangibles	237	285
Deferred tax asset	2,222	3,669
Other assets	2,556	1,434
TOTAL ASSETS	$767,829	$750,505

LIABILITIES
Deposits:
Non-interest bearing demand	$121,743	$107,814
Interest-bearing	462,516	443,095
Total deposits	584,259	550,909
Short-term borrowings	38,100	53,235
Other borrowings	36,579	41,126
Accrued interest payable	891	957
Other liabilities	3,409	3,280
TOTAL LIABILITIES	663,238	649,507

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 3,724,668 shares	373	373
Surplus	35,430	35,351
Retained earnings	66,876	65,412
Treasury stock at cost: 2016: 33,444 shares,
2015: 23,311 shares	(926)	(626)
Accumulated other comprehensive income	2,838	488
TOTAL STOCKHOLDERS' EQUITY	104,591	100,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$767,829	$750,505

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable, including fees	$6,351	$5,924	$12,485	$11,985
Securities	878	950	1,768	1,974
Other	5	8	7	12
Total interest income	7,234	6,882	14,260	13,971

INTEREST EXPENSE
Deposits	580	618	1,161	1,222
Short-term borrowings	37	16	77	29
Other borrowings	223	199	453	364
Total interest expense	840	833	1,691	1,615
NET INTEREST INCOME	6,394	6,049	12,569	12,356
PROVISION FOR LOAN LOSSES	700	420	1,150	1,040
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,694	5,629	11,419	11,316

OTHER INCOME
Service charges and fees	604	622	1,178	1,194
Income from fiduciary activities	114	109	216	215
Net realized gains on sales of securities	205	134	270	445
Gains on sale of loans and servicing rights, net	18	12	47	30
Earnings and proceeds on bank owned life insurance	166	166	333	330
Other	116	90	246	198
Total other income	1,223	1,133	2,290	2,412

OTHER EXPENSES
Salaries and employee benefits	2,248	2,071	4,551	4,208
Occupancy, furniture & equipment, net	487	542	982	1,098
Data processing	255	201	526	435
Taxes, other than income	124	175	329	350
Professional fees	181	124	332	307
Federal Deposit Insurance Corporation insurance	117	65	231	159
Foreclosed real estate owned	432	232	462	390
Other	684	758	1,463	1,408
Total other expenses	4,528	4,168	8,876	8,355

INCOME BEFORE INCOME TAXES	2,389	2,594	4,833	5,373
INCOME TAX EXPENSE	511	631	1,079	1,369
NET INCOME	$1,878	$1,963	$3,754	$4,004

BASIC EARNINGS PER SHARE	$0.51	$0.53	$1.02	$1.09

DILUTED EARNINGS PER SHARE	$0.51	$0.53	$1.02	$1.08

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2016	2015
Net income	$1,878	$1,963
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	1,810	(2,037)
Tax effect	(615)	693
Reclassification of gains recognized in net income	(205)	(134)
Tax effect	69	45
Other comprehensive income	1,059	(1,433)
Comprehensive Income	$2,937	$530

	Six Months Ended
	June 30,
	2016	2015
Net income	$3,754	$4,004
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gains	3,830	(1,048)
Tax effect	(1,302)	358
Reclassification of gains recognized in net income	(270)	(445)
Tax effect	92	151
Other comprehensive income	2,350	(984)
Comprehensive Income	$6,104	$3,020

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Six Months Ended June 30, 2016
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2015	3,724,668	$373	$35,351	$65,412	23,311	$(626)	$488	$100,998
Net Income				3,754				3,754
Other comprehensive income							2,350	2,350
Cash dividends declared ($.62 per share)				(2,290)				(2,290)
Compensation expense related to restricted stock			45					45
Acquisition of treasury stock					15,538	(447)		(447)
Stock options exercised			(4)		(5,405)	147		143
Tax benefit of stock options			2					2
Compensation expense related to stock options			36					36

Balance, June 30, 2016	3,724,668	$373	$35,430	$66,876	33,444	$(926)	$2,838	$104,591

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,754	$4,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	1,040
Depreciation	265	277
Amortization of intangible assets	47	56
Deferred income taxes	237	(279)
Net amortization of securities premiums and discounts	488	475
Net realized gain on sales of securities	(270)	(445)
Earnings and proceeds on bank owned life insurance	(333)	(330)
(Gain) loss on sales of fixed assets and foreclosed real estate owned	(46)	275
Gain on sale of mortgage loans	(54)	(40)
Mortgage loans originated for sale	(1,685)	(1,803)
Proceeds from sale of mortgage loans originated for sale	1,739	1,843
Compensation expense related to stock options	36	33
Compensation expense related to restricted stock	45	27
Increase in accrued interest receivable and other assets	(930)	(145)
Increase in accrued interest payable and other liabilities	66	140
Net cash provided by operating activities	4,509	5,128

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	31,776	23,384
Proceeds from maturities and principal reductions on mortgage-backed securities	7,544	12,377
Purchases	(26,848)	(32,193)
Purchase of regulatory stock	(1,679)	(768)
Redemption of regulatory stock	2,863	242
Net increase in loans	(26,846)	(38,970)
Purchase of premises and equipment	(121)	(99)
Proceeds from sales of fixed assets and foreclosed real estate owned	333	2,299
Net cash used in investing activities	(12,978)	(33,728)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	33,350	15,670
Net (decrease) increase in short-term borrowings	(15,135)	8,147
Repayments of other borrowings	(4,547)	(989)
Proceeds from other borrowings	-	16,000
Stock options exercised	143	200
Tax benefit of stock options exercised	2	9
Purchase of treasury stock	(447)	(127)
Cash dividends paid	(2,292)	(2,244)
Net cash provided by financing activities	11,074	36,666
Increase in cash and cash equivalents	2,605	8,066

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,010	12,376
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,615	$20,442

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,757	$1,593
Income taxes paid, net of refunds	$1,060	$1,431
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$2,879	$251
Cash dividends declared	$2,290	$1,141

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.         Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC,  and WTRO Properties, Inc.   All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2015.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average shares outstanding	3,691	3,680	3,696	3,680
Less: Unvested restricted shares	14	9	14	9
Basic EPS weighted average shares outstanding	3,677	3,671	3,682	3,671

Basic EPS weighted average shares outstanding	3,677	3,671	3,682	3,671
Add: Dilutive effect of stock options	6	11	6	11
Diluted EPS weighted average shares outstanding	3,683	3,682	3,688	3,682

Stock options with strike prices ranging from $28.41 to $29.08 which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation, were 58,300 as of June 30, 2016 based upon the closing price of Norwood common stock of $28.00 per share on June 30, 2016.  There was no anti-dilutive effect at June 30, 2015.

3.         Stock-Based Compensation

No awards were granted during the six-month period ending June 30, 2016. As of June 30, 2016, there was $35,000 of total unrecognized compensation cost related to non-vested options granted in 2015 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2016. Compensation costs related to stock options amounted to $36,000 and $33,000 during the six-month periods ended June 30, 2016 and 2015, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2016	194,521	$26.91	5.2	Yrs.	$363
Granted	-	-	-		-
Exercised	(5,405)	26.42	4.4		143
Forfeited	(16,019)	27.71	0.5		444
Outstanding at June 30, 2016	173,097	$26.85	5.1	Yrs.	$237

Exercisable at June 30, 2016	158,597	$26.69	4.7	Yrs.	$237

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $28.00 as of June 30, 2016 and $28.75 as of December 31, 2015.

A summary of the Company's restricted stock activity and related information for the six-month period ended June 30, 2016 is as follows:

Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1,	13,810	$28.82
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30,	13,810	$28.82

The expected future compensation expense relating to the 13,810 shares of non-vested restricted stock outstanding as of June 30, 2016 is $353,000.  This cost will be recognized over the remaining vesting period of 4.5 years.  Compensation costs related to restricted stock amounted to $45,000 and $27,000 during the six-month periods ended June 30, 2016 and 2015, respectively.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and six months ended June 30, 2016 and 2015:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	2,528
Amount reclassified from accumulated other comprehensive income	(178)
Total other comprehensive income	2,350
Balance as of June 30, 2016	$2,838

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive loss before reclassification	(690)
Amount reclassified from accumulated other comprehensive income (loss)	(294)
Total other comprehensive loss	(984)
Balance as of June 30, 2015	$(522)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2016	$1,779
Other comprehensive income before reclassification	1,195
Amount reclassified from accumulated other comprehensive income	(136)
Total other comprehensive income	1,059
Balance as of June 30, 2016	$2,838

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2015	$911
Other comprehensive loss before reclassification	(1,344)
Amount reclassified from accumulated other comprehensive income (loss)	(89)
Total other comprehensive loss	(1,433)
Balance as of June 30, 2015	$(522)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (in thousands) for the three months and six months ended June 30, 2016 and 2015:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (a)		of Income

	Three months ended
	June 30,
	2016	2015
Unrealized gains on available for sale securities	$205	$134	Net realized gains on sales of securities
	(69)	(45)	Income tax expense
	$136	$89

	Six months ended
	June 30,
	2016	2015
Unrealized gains on available for sale securities	$270	$445	Net realized gains on sales of securities
	(92)	(151)	Income tax expense
	$178	$294

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	June 30,
	2016	2015

Commitments to grant loans	$22,098	$18,772
Unfunded commitments under lines of credit	49,358	45,026
Standby letters of credit	5,361	5,769
	$76,817	$69,567

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2016 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$54,932	$3,421	$(4)	$58,349
Corporate obligations	3,211	117	-	3,328
Mortgage-backed securities-
government sponsored entities	66,986	757	(52)	67,691
Total debt securities	125,129	4,295	(56)	129,368
Equity securities-financial services	292	61	-	353
	$125,421	$4,356	$(56)	$129,721

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$9,275	$2	$(108)	$9,169
States and political subdivisions	59,120	1,747	(112)	60,755
Corporate obligations	4,933	45	(4)	4,974
Mortgage-backed securities-government
sponsored entities	64,491	23	(945)	63,569
Total debt securities	137,819	1,817	(1,169)	138,467
Equity securities-financial services	292	92	-	384
	$138,111	$1,909	$(1,169)	$138,851

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized osses
States and political subdivisions	$-	$-	$720	$(4)	$720	$(4)
Mortgage-backed securities-government sponsored entities	1,058	(3)	11,366	(49)	12,424	(52)
	$1,058	$(3)	$12,086	$(53)	$13,144	$(56)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$6,058	$(71)	$2,109	$(37)	$8,167	$(108)
States and political subdivisions	9,086	(99)	1,417	(13)	10,503	(112)
Corporate obligations	2,221	(4)	-	-	2,221	(4)
Mortgage-backed securities-government sponsored entities	40,300	(432)	16,595	(513)	56,895	(945)
	$57,665	$(606)	$20,121	$(563)	$77,786	$(1,169)

At June 30, 2016, the Company has 1 debt security in an unrealized loss position in the less than twelve months category and 13 debt securities in the twelve months or more category. In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2016.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$385	$395
Due after one year through five years	4,595	4,749
Due after five years through ten years	5,815	6,038
Due after ten years	47,348	50,495

Mortgage-backed securities-government sponsored agencies	66,986	67,691
	$125,129	$129,368

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Gross realized gains	$205	$134	$270	$445
Gross realized losses	-	-	-	-
Net realized gain	$205	$134	$270	$445
Proceeds from sales of securities	$16,492	$9,408	$31,776	$23,384

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	June 30, 2016		December 31, 2015
Real Estate Loans:
Residential	$159,872	27.5%	$161,820	28.9%
Commercial	289,510	49.8	279,123	49.8
Construction	17,764	3.1	18,987	3.4
Commercial, financial and agricultural	75,835	13.0	71,090	12.7
Consumer loans to individuals	38,504	6.6	29,231	5.2
Total loans	581,485	100.0%	560,251	100.0%
Deferred fees, net	(265)		(326)
Total loans receivable	581,220		559,925
Allowance for loan losses	(5,798)		(7,298)
Net loans receivable	$575,422		$552,627

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2016	December 31, 2015

Outstanding Balance	$470	$498
Carrying Amount	$470	$498

There were no material increases or decreases in the expected cash flows of these loans since the acquisition date.  Since December 31, 2014, for loans that were acquired with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers.  Specific loan loss allowances are established for identified losses based on a review of such information.  A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated independently.  We do not aggregate such loans for evaluation purposes.  Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring.

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of June 30, 2016 and December 31, 2015, foreclosed real estate owned totaled $5,414,000 and $2,847,000, respectively.  As of June 30, 2016, included within foreclosed real estate owned is $148,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of June 30, 2016, the Company has initiated formal foreclosure proceedings on $464,000 of consumer residential mortgages.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2016	(In thousands)

Individually evaluated for impairment	$25	$2,817	$-	$-	$-	$2,842
Loans acquired with deteriorated credit quality	130	340	-	-	-	470
Collectively evaluated for impairment	159,717	286,353	17,764	75,835	38,504	578,173
Total Loans	$159,872	$289,510	$17,764	$75,835	$38,504	$581,485

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2015

Individually evaluated for impairment	$28	$8,660	$-	$42	$-	$8,730
Loans acquired with deteriorated credit quality	140	358	-	-	-	498
Collectively evaluated for impairment	161,652	270,105	18,987	71,048	29,231	551,023
Total Loans	$161,820	$279,123	$18,987	$71,090	$29,231	$560,251

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$155	$159	$-
Commercial	3,083	3,939	-
Subtotal	3,238	4,098	-
With an allowance recorded:
Real Estate Loans
Commercial	74	1,020	15
Subtotal	74	1,020	15
Total:
Real Estate Loans
Residential	155	159	-
Commercial	3,157	4,959	15
Total Impaired Loans	$3,312	$5,118	$15

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$168	$173	$-
Commercial	2,644	4,610	-
Commercial, financial and agriculture	43	43	-
Subtotal	2,855	4,826	-
With an allowance recorded:
Real Estate Loans
Commercial	6,373	6,446	1,613
Subtotal	6,373	6,446	1,613
Total:
Real Estate Loans
Residential	168	173	-
Commercial	9,017	11,056	1,613
Commercial, financial and agriculture	43	43	-
Total Impaired Loans	$9,228	$11,272	$1,613

The following information for impaired loans is presented (in thousands) for the six months ended June 30, 2016 and 2015:

	Average Recorded		Interest Income
	Investment		Recognized
	2016	2015	2016	2015

Real Estate Loans:
Residential	$161	$232	$2	$2
Commercial	3,218	11,333	57	465
Total	$3,379	$11,565	$59	$467

The following information for impaired loans is presented (in thousands) for the three months ended June 30, 2016 and 2015:

	Average Recorded		Interest Income
	Investment		Recognized
	2016	2015	2016	2015

Real Estate Loans:
Residential	$157	$236	$1	$1
Commercial	3,146	11,382	25	69
Total	$3,303	$11,618	$26	$70

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2016, troubled debt restructured loans totaled $1.6 million and resulted in specific reserves of $15,000.  As of December 31, 2015, troubled debt restructured loans totaled $6.8 million and resulted in specific reserves of $1,613,000.  For the period ended June 30, 2016, there were no new loans identified as troubled debt restructurings, and one loan with a balance of $2.5 million was transferred to Foreclosed Real Estate Owned as a result of foreclosure.  During 2016, the Company has recognized write-downs of $2,519,000 on loans that were previously identified as troubled debt restructurings.

 For the period ended June 30, 2015, there was one residential mortgage loan identified as troubled debt restructuring due to the deferral of unpaid principal and interest. The balance of this loan was $5,000 on June 30, 2015.  During the 2015 period, the Company recognized write-downs in the amount of $373,000 on two loans previously identified as troubled debt restructures with a carrying value of $2.3 million as of June 30, 2015.

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio.  The first four categories are considered not criticized, and are aggregated as "Pass" rated.  The criticized rating categories utilized by management generally follow bank regulatory definitions.  The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Company's Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $1,000,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2016 and December 31, 2015 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2016
Commercial real estate loans	$280,926	$3,327	$5,257	$-	$289,510
Commercial loans	75,835	-	-	-	75,835
Total	$356,761	$3,327	$5,257	$-	$365,345

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2015
Commercial real estate loans	$267,892	$1,837	$9,394	$-	$279,123
Commercial loans	71,047	-	43	-	71,090
Total	$338,939	$1,837	$9,437	$-	$350,213

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2016 and December 31, 2015 (in thousands):

	Performing	Nonperforming	Total
June 30, 2016
Residential real estate loans	$159,424	$448	$159,872
Construction	17,764	-	17,764
Consumer loans	38,504	-	38,504
Total	$215,692	$448	$216,140

	Performing	Nonperforming	Total
December 31, 2015
Residential real estate loans	$161,380	$440	$161,820
Construction	18,987	-	18,987
Consumer loans	29,231	-	29,231
Total	$209,598	$440	$210,038

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2016 and December 31, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
June 30, 2016
Real Estate loans
Residential	$158,225	$1,166	$33	$-	$448	$1,647	$159,872
Commercial	288,438	327	-	-	745	1,072	289,510
Construction	17,764	-	-	-	-	-	17,764
Commercial loans	75,780	-	55	-	-	55	75,835
Consumer loans	38,412	76	16	-	-	92	38,504
Total	$578,619	$1,569	$104	$-	$1,193	$2,866	$581,485

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2015
Real Estate loans
Residential	$160,683	$646	$51	$-	$440	$1,137	$161,820
Commercial	272,125	310	39	-	6,649	6,998	279,123
Construction	18,959	28	-	-	-	28	18,987
Commercial loans	71,043	4	-	-	43	47	71,090
Consumer loans	29,179	41	11	-	-	52	29,231
Total	$551,989	$1,029	$101	$-	$7,132	$8,262	$560,251

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	(17)	(2,642)	-	-	(30)	(2,689)
Recoveries	2	2	-	-	35	39
Provision for loan losses	(78)	1,325	(31)	(104)	38	1,150
Ending balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798
Ending balance individually evaluated for impairment	$-	$15	$-	$-	$-	$15
Ending balance collectively evaluated for impairment	$976	$4,176	$59	$293	$279	$5,783

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2016	$1,077	$5,758	$109	$446	$252	$7,642
Charge Offs	(17)	(2,513)	-	-	(23)	(2,553)
Recoveries	1	-	-	-	8	9
Provision for loan losses	(85)	946	(50)	(153)	42	700
Ending balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(113)	(827)	-	-	(43)	(983)
Recoveries	4	-	-	-	11	15
Provision for loan losses	(129)	1,089	(125)	149	56	1,040
Ending balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947
Ending balance individually evaluated for impairment	$-	$802	$-	$-	$-	$802
Ending balance collectively evaluated for impairment	$1,085	$3,350	$97	$405	$208	$5,145

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2015	$1,353	$3,994	$115	$353	$192	$6,007
Charge Offs	(26)	(434)	-	-	(28)	(488)
Recoveries	2	-	-	-	6	8
Provision for loan losses	(244)	592	(18)	52	38	420
Ending balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947

The Company's primary business activity as of June 30, 2016 and December 31, 2015 is with customers located in northeastern Pennsylvania. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of June 30, 2016, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $51.4 million of loans outstanding, or 8.8% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $50.4 million, or 8.7% of loans outstanding.  During 2016, the Company recognized a write down of $3,000 in the named concentrations.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $54,000 and $0, respectively, in the first six months of 2016 compared to $40,000 and $0, respectively, in the same period in 2015.  The proceeds from the sales of residential mortgage loans totaled $1.7 million and $1.8 million for the six months ended June 30, 2016 and 2015, respectively.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $22,000 and $0, respectively, for the three months ended June 30, 2016 compared to $16,000 and $0, respectively, in the same period in 2015.  The proceeds from the sales of residential mortgage loans totaled $726,000 and $1.0 million for the three months ended June 30, 2016 and 2015, respectively.

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

The following is a discussion of assets and liabilities measured at fair value on a recurring basis and valuation techniques applied:

Securities:

The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

Foreclosed real estate owned (carried at fair value):

Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less estimated cost to sell.  Fair value is based upon independent market prices, appraised value of the collateral or management's estimation of the value of the collateral.  These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2016
Available for Sale:
States and political subdivisions	$58,349	$-	$58,349	$-
Corporate obligations	3,328	-	3,328	-
Mortgage-backed securities-government
sponsored agencies	67,691	-	67,691	-
Equity securities-financial services	353	353	-	-
Total	$129,721	$353	$129,368	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2015
Available for Sale:
U.S. Government agencies	$9,169	$-	$9,169	$-
States and political subdivisions	60,755	-	60,755	-
Corporate obligations	4,974	-	4,974	-
Mortgage-backed securities-government
sponsored agencies	63,569	-	63,569	-
Equity securities-financial services	384	384	-	-
Total	$138,851	$384	$138,467	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2016
Impaired Loans	$3,297	$-	$-	$3,297
Foreclosed Real Estate Owned	5,414	-	-	5,414

December 31, 2015
Impaired Loans	$7,615	$-	$-	$7,615
Foreclosed Real Estate Owned	2,847	-	-	2,847

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2016
Impaired loans	$1,709	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,588	Present value of future cash flows	Loan discount rate	4 - 6.75% (5.46%)

Foreclosed real estate owned	$5,414	Appraisal of collateral(1)	Liquidation Expenses(2)	0 - 20% (14.20%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$2,574	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$5,041	Present value of future cash flows	Loan discount rate	4-7% (5.61%)

Foreclosed real estate owned	$2,847	Appraisal of collateral(1)	Liquidation Expenses(2)	10% (10%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at June 30, 2016 and December 31, 2015.

Cash and cash equivalents (carried at cost):
The carrying amounts reported in the consolidated balance sheet for cash and short-term instruments approximate those assets' fair values.

Securities:
The fair value of securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management's best estimate is used. Management's best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

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

Impaired loans (generally carried at fair value):
The Company measures impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2016, the fair value investment in impaired loans totaled $3,297,000 which included one loan for $74,000 for which a valuation allowance of $15,000 had been provided based on the estimated value of the collateral, and twelve loans for $3,238,000 which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of June 30, 2016, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,806,000 over the life of the loans.

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

Foreclosed real estate owned (carried at fair value):
Real estate properties acquired through, or in lieu of loan foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management's estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

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

Off-balance sheet financial instruments (disclosed at cost):
Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Bank's financial instruments were as follows at June 30, 2016 and December 31, 2015. (In thousands)

	Fair Value Measurements at June 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,615	$12,615	$12,615	$-	$-
Securities	129,721	129,721	353	129,368	-
Loans receivable, net	575,422	578,725	-	-	578,725
Mortgage servicing rights	255	260	-	-	260
Regulatory stock	2,228	2,228	2,228	-	-
Bank owned life insurance	19,082	19,082	19,082	-	-
Accrued interest receivable	2,289	2,289	2,289	-	-

Financial liabilities:
Deposits	584,259	584,515	388,105	-	196,410
Short-term borrowings	38,100	38,100	38,100	-	-
Other borrowings	36,579	36,896	-	-	36,896
Accrued interest payable	891	891	891	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,010	$10,010	$10,010	$-	$-
Securities	138,851	138,851	384	138,467	-
Loans receivable, net	552,627	559,416	-	-	559,416
Mortgage servicing rights	261	291	-	-	291
Regulatory stock	3,412	3,412	3,412	-	-
Bank owned life insurance	18,820	18,820	18,820	-	-
Accrued interest receivable	2,363	2,363	2,363	-	-

Financial liabilities:
Deposits	550,909	551,175	354,162	-	197,013
Short-term borrowings	53,235	53,235	53,235	-	-
Other borrowings	41,126	41,260	-	-	41,260
Accrued interest payable	957	957	957	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9. New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company's financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after   December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company's financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815).  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323).  The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after    December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting.  This Update did not have a significant impact on the Company's financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

10.  Acquisition of Delaware Bancshares, Inc.

  On July 31, 2016, Norwood Financial Corp. (the "Company") completed its acquisition of Delaware Bancshares, Inc. ("Delaware")  pursuant to the terms of the Agreement and Plan of Merger, dated March 10, 2016, by and among the Company, Wayne Bank, Delaware and the National Bank of Delaware County (the "Merger Agreement").  As of June 30, 2016, Delaware had on a consolidated basis total assets of $378.3 million, total deposits of $327.5 million and total shareholders' equity of $24.1 million.

Pursuant to the terms of the Merger Agreement, Delaware was merged with and into the Company, with the Company as the surviving corporation of the merger (the "Merger").  At the effective time of the Merger, each outstanding share of the common stock of Delaware was converted into, at the election of the holder but subject to the limitations and allocation and proration provisions set forth in the Merger Agreement, either $16.68 in cash or 0.6221 of a share of the common stock, par value $0.10 per share (the "Common Stock") of the Registrant.  In the aggregate, the merger consideration paid to Delaware shareholders will consist of approximately $3,859,000 in cash and 431,605 shares of Norwood common stock.  Immediately following the Merger, The National Bank of Delaware County was merged with and into Wayne Bank, a wholly-owned subsidiary of the Company, with Wayne Bank as the surviving entity.

In connection with the Merger, the Company assumed the obligations of Delaware under the Indenture, dated as of October 31, 2007, by and between Delaware, as issuer, and Wells Fargo Bank, National Association, as trustee (the "Indenture") and Delaware's Junior Subordinated Debt Securities, due January 1, 2038 (the "Debt Securities") issued thereunder.  The Debt Securities were issued by Delaware in connection with a private placement completed on October 31, 2007 of $8.0 million of trust preferred securities issued through the

Delaware Bancshares Capital Trust I (the "Trust").  The trust preferred securities require quarterly distributions and bear interest at a variable rate equal to LIBOR plus 2.4% per annum.  The trust preferred securities mature on January 1, 2038 and are redeemable, in whole or in part, without penalty, on or after January 1, 2013 and on any January 1, April 1, July 1 or October 1 thereafter.

The proceeds from the initial sale of the trust preferred securities on October 31, 2007 were used by the Trust to purchase the Debt Securities.  The Debt Securities bear interest at a variable rate which resets quarterly at LIBOR plus 2.4%, and are redeemable, in whole or in part, without penalty, at the option of the Company, beginning on January 1, 2013 and on any January 1, April 1, July 1 or October 1 thereafter.  The interest payments on the Debt Securities made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the trust preferred securities.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties are as follows:

•	our ability to realize the anticipated benefits from our acquisition of Delaware Bancshares, Inc.
•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	higher deposit insurance premiums
•	soundness of other financial institutions
•	increased compliance burden under new financial reform legislation
•	current market volatility
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company's stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	competitive environment
•	issuing additional shares may dilute ownership
•	extensive and complex governmental regulation and associated cost
•	interest rate risks
•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company's consolidated financial statements for the year ended December 31, 2015 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of goodwill impairment and the determination of other-than-temporary impairment on securities.  Please refer to the discussion of the allowance for loan losses calculation under "Loans" in the "Changes in Financial Condition" section.

The Company uses the modified prospective transition method to account for stock options.  Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.  Restricted shares vest over a five year period.  The product of the number of shares granted and the grant date market price of the Company's common stock determines the fair value of restricted stock.

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at June 30, 2016 and December 31, 2015 represent temporary impairment of the securities, related to changes in interest rates.

The Company, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has no quoted market value and is carried at cost.

Management evaluates the restricted stock for impairment. Management's determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2016.

In connection with the acquisition of North Penn Bancorp, Inc. ("North Penn"), the Company recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of net assets of the institution acquired in a purchase transaction, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of June 30, 2016 were $767.8 million compared to $750.5 million as of December 31, 2015, an increase of $17.3 million due primarily to an increase of $21.3 million in loans receivable.

Securities

The fair value of securities available for sale as of June 30, 2016 was $129.7 million compared to $138.8 million as of December 31, 2015.  The Company purchased $26.8 million of securities principally using the proceeds from $39.3 million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Government agencies	$-	-%	$9,169	6.6%
States and political subdivisions	58,349	45.0	60,755	43.8
Corporate obligations	3,328	2.5	4,974	3.5
Mortgage-backed securities-
government sponsored entities	67,691	52.2	63,569	45.8
Equity securities-financial services	353	0.3	384	0.3
Total	$129,721	100.0%	$138,851	100.0%

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

Loans

Loans receivable totaled $581.2 million at June 30, 2016 compared to $559.9 million as of December 31, 2015.  The $21.3 million increase recorded in the six-month period ending June 30, 2016 was attributed to a $10.4 million increase in commercial real estate loans and a $9.3 million increase in consumer loans.  Other commercial loans increased $4.7 million during the period while residential mortgage loans and construction loans decreased $3.2 million, net.

The allowance for loan losses totaled $5,798,000 as of June 30, 2016 and represented 1.00% of total loans outstanding, compared to $7,298,000, or 1.30% of total loans, at December 31, 2015, and $5,947,000, or 1.10% of total loans, as of June 30, 2015.  The Company had net charge-offs for the six months ended June 30, 2016 of $2,650,000 compared to $968,000 in the corresponding period in 2015.  Included in the 2016 total is $2,419,000 related to one relationship that was foreclosed on during the second quarter of 2016.  The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include:  concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at June 30, 2016 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2016, non-performing loans totaled $1.2 million, or 0.21% of total loans compared to $7.1 million, or 1.27% of total loans at December 31, 2015. At June 30, 2016, non-performing assets totaled $6.6 million, or 0.86%, of total assets compared to $10.0 million, or 1.33%, of total assets at December 31, 2015.  The decrease in non-performing assets principally reflects payments and write-downs on loans carried in nonaccrual assets.  The decrease in non-performing loans includes payments and write-downs on loans carried in nonaccrual status, as well as the transfer of one loan relationship to foreclosed real estate which had a carrying value of $5,015,000 at December 31, 2015.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$448	$440
Commercial	745	6,649
Commercial, financial and agricultural	-	43
Total non-accrual loans *	1,193	7,132

Accruing loans which are contractually
past due 90 days or more	-	-
Total non-performing loans	1,193	7,132
Foreclosed real estate	5,414	2,847
Total non-performing assets	$6,607	$9,979
Allowance for loans losses	$5,798	$7,298
Coverage of non-performing loans	486.00%	102.33%
Non-performing loans to total loans	0.21%	1.27%
Non-performing loans to total assets	0.16%	0.95%
Non-performing assets to total assets	0.86%	1.33%

*Includes non-accrual TDRs of $568,000 as of June 30, 2016 and $5.7 million on December 31, 2015. The Company also had $1.0 million of accruing TDRs on June 30, 2016 and December 31, 2015.

Deposits

During the period, total deposits increased $33.3 million due primarily to a $13.9 million increase in non-interest bearing demand deposits and a $13.7 million net increase in NOW and money market accounts.  All other deposit products increased $5.7 million, net.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2016	December 31, 2015

Non-interest bearing demand	$121,743	$107,814
Interest bearing demand	58,135	52,040
Money market deposit accounts	126,646	119,028
Savings	81,582	75,280
Time deposits <$100,000	120,617	121,211
Time deposits >$100,000	75,536	75,536

Total	$584,259	$550,909

Borrowings

Short-term borrowings as of June 30, 2016 totaled $38.1 million compared to $53.2 million as of December 31, 2015.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $15.1 million due to a reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	June 30, 2016	December 31, 2015
Notes with the FHLB:
Convertible note due January 2017 at 4.71%	$10,000	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	6,019	8,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	965	1,267
Amortizing fixed rate borrowing due December 2018 at 1.425%	2,035	2,434
Amortizing fixed rate borrowing due June 2020 at 1.490%	8,059	9,033
Amortizing fixed rate borrowing due December 2020 at 1.706%	4,519	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	4,982	5,392
	$36,579	$41,126

The convertible note contains an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 basis points.  If the note is converted, the option allows the Bank to put the funds back to the FHLB at no charge.

Stockholders' Equity and Capital Ratios

As of June 30, 2016, stockholders' equity totaled $104.6 million, compared to $101.0 million as of December 31, 2015.   The net change in stockholders' equity included $3.8 million of net income that was partially offset by $2.3 million of dividends declared, and a $447,000 decrease due to a reduction in Treasury Stock, and a $143,000 increase due to the exercise and vesting of stock options.  In addition, total equity increased $2.3 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	June 30, 2016	December 31, 2015
Tier 1 Capital
(To average assets)	12.23%	12.40%
Tier 1 Capital
(To risk-weighted assets)	15.64%	15.86%
Common Equity Tier 1 Capital
(To risk-weighted assets)	15.64%	15.86%
Total Capital
(To risk-weighted assets)	16.62%	17.09%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2016.

Liquidity

As of June 30, 2016, the Company had cash and cash equivalents of $12.6 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $129.7 million which could be used for liquidity needs.  This totals $142.3 million of liquidity and represents 18.5% of total assets compared to $148.9 million and 19.8% of total assets as of December 31, 2015.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of June 30, 2016 and December 31, 2015.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2017.  There were no borrowings under this line as of June 30, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of June 30, 2016 and December 31, 2015.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $256,500,000 as of June 30, 2016, of which $36,579,000 and $60,798,000 was outstanding at June 30, 2016 and December 31, 2015, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 41 and 45.  Although the Company believes that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$4,339	$6	0.55%	$12,626	$8	0.25%
Securities available for sale:
Taxable	81,490	435	2.14	97,133	484	1.99
Tax-exempt (1)	58,262	670	4.60	60,437	708	4.69
Total securities available for sale (1)	139,752	1,105	3.16	157,570	1,192	3.03
Loans receivable (1) (4) (5)	569,923	6,487	4.55	524,335	6,022	4.59
Total interest-earning assets	714,014	7,598	4.26	694,531	7,222	4.16
Non-interest earning assets:
Cash and due from banks	8,613			8,481
Allowance for loan losses	(7,047)			(6,182)
Other assets	48,492			44,914
Total non-interest earning assets	50,058			47,213
Total Assets	$764,072			$741,744
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$181,171	$77	0.17	$180,106	$76	0.17
Savings	79,690	9	0.05	75,066	9	0.05
Time	195,710	494	1.01	217,284	533	0.98
Total interest-bearing deposits	456,571	580	0.51	472,456	618	0.52
Short-term borrowings	45,631	38	0.33	29,350	16	0.22
Other borrowings	37,669	222	2.36	30,598	199	2.60
Total interest-bearing liabilities	539,871	840	0.62	532,404	833	0.63
Non-interest bearing liabilities:
Demand deposits	116,072			104,127
Other liabilities	4,385			4,226
Total non-interest bearing liabilities	120,457			108,353
Stockholders' equity	103,744			100,987
Total Liabilities and Stockholders' Equity	$764,072			$741,744

Net interest income (tax equivalent basis)		6,758	3.63%		6,389	3.53%
Tax-equivalent basis adjustment		(364)			(340)
Net interest income		$6,394			$6,049
Net interest margin (tax equivalent basis)			3.79%			3.68%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended June 30, 2106 Compared to
	Three months ended June 30, 2015
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(6)	$4	$(2)
Securities available for sale:
Taxable	(81)	32	(49)
Tax-exempt securities	(25)	(13)	(38)
Total securities	(106)	19	(87)
Loans receivable	522	(57)	465
Total interest earning assets	410	(34)	376

Interest bearing liabilities:
Interest-bearing demand and money market	1	-	1
Savings	-	-	-
Time	(54)	15	(39)
Total interest bearing deposits	(53)	15	(38)
Short-term borrowings	11	11	22
Other borrowings	45	(22)	23
Total interest bearing liabilities	3	4	7
Net interest income (tax-equivalent basis)	$407	$(38)	$369

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2016 to June 30, 2015

General

For the three months ended June 30, 2016, net income totaled $1,878,000 compared to $1,963,000 earned in the similar period in 2015.  The decrease in net income for the three months ended June 30, 2016 was due primarily to an additional $280,000 provision for loan losses and a $200,000 increase in foreclosed real estate expense. Earnings per share for the current period were $.51 per share for basic and fully diluted compared to $.53 per share for basic and fully diluted shares for the three months ended June 30, 2015.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2016 was 0.99% and 7.28%, respectively, compared to 1.06% and 7.80%, respectively, for the similar period in 2015.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2016 to June 30, 2015
Net income three months ended June 30, 2015	$1,963
Change due to:
Net interest income	345
Provision for loan losses	(280)
Net gain on sales of loans and securities	77
Other income	13
Salaries and employee benefits	(177)
Occupancy, furniture and equipment	55
Foreclosed real estate owned	(200)
All other expenses	(38)
Income tax expense	120

Net income three months ended June 30, 2016	$1,878

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2016 totaled $6,758,000 which was $369,000 higher than the comparable period in 2015.  The increase in net interest income includes a $465,000 increase in interest income (fte) on loans resulting primarily from a $45.6 million increase on average loans outstanding.  The fte net interest spread and net interest margin were 3.63% and 3.79%, respectively, for the three months ended June 30, 2016 compared to 3.53% and 3.68%, respectively, for the similar period in 2015.

Interest income (fte) totaled $7,598,000 with a yield on average earning assets of 4.26% compared to $7,222,000 and 4.16% for the 2015 period. Average loans increased $45.6 million over the comparable period of last year, resulting in a $465,000 increase in fte loan income.  Average earning assets totaled $714.0 million for the three months ended June 30, 2016, an increase of $19.5 million over the average for the similar period in 2015.

Interest expense for the three months ended June 30, 2016 totaled $840,000 at an average cost of 0.62% compared to $833,000 and 0.63% for the similar period in 2015.  The decline in average cost reflects a lower average cost of borrowings.  The cost of time deposits, which is the most significant component of funding, increased to 1.01% from 0.98% for the similar period in the prior year.  As time deposits matured, they repriced at the current market rates resulting in the increase.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended June 30, 2016 was $700,000 compared to $420,000 for the three months ended June 30, 2015.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $2,543,000 for the quarter ended June 30, 2016 compared to $480,000 for the similar period in 2015.

Other Income

Other income totaled $1,223,000 for the three months ended June 30, 2016 compared to $1,133,000 for the similar period in 2015.  Net gains from the sale of loans and securities increased $77,000 compared to the same period of 2015. The increase in securities gains reflects the sales of securities for liquidity and interest-rate risk management.  All other items of other income increased $13,000, net, compared to the same period of last year.

Other Expense

Other expense for the three months ended June 30, 2016 totaled $4,528,000 which was $360,000 higher than the same period of 2015.  Salaries and employee benefit costs increased $177,000 due to staffing adjustments and increased health care costs.  Foreclosed real estate costs increased $200,000, while all other operating expenses decreased $17,000, net.

Income Tax Expense

Income tax expense totaled $511,000 for an effective tax rate of 21.4% for the period ending June 30, 2016 compared to $631,000 for an effective tax rate of 24.3% for the similar period in 2015. The reduction in the effective tax rate reflects an increase in the level of tax-exempt income.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$2,750	$7	0.51%	$9,643	$12	0.25%
Securities available for sale:
Taxable	81,681	877	2.15	99,474	1,055	2.12
Tax-exempt (1)	58,723	1,349	4.59	58,543	1,392	4.76
Total securities available for sale (1)	140,404	2,226	3.17	158,017	2,447	3.10
Loans receivable (1) (4) (5)	566,975	12,750	4.50	515,026	12,147	4.72
Total interest-earning assets	710,129	14,983	4.22	682,686	14,606	4.28
Non-interest earning assets:
Cash and due from banks	8,363			8,297
Allowance for loan losses	(7,282)			(6,095)
Other assets	47,881			45,685
Total non-interest earning assets	48,962			47,887
Total Assets	$759,091			$730,573
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$177,403	$152	0.17	$176,013	$147	0.17
Savings	78,189	19	0.05	74,470	18	0.05
Time	197,399	990	1.00	219,372	1,057	0.96
Total interest-bearing deposits	452,991	1,161	0.51	469,855	1,222	0.52
Short-term borrowings	47,348	77	0.33	26,977	29	0.21
Other borrowings	38,804	453	2.33	26,792	364	2.72
Total interest bearing liabilities	539,143	1,691	0.63	523,624	1,615	0.62
Non-interest bearing liabilities:
Demand deposits	112,516			101,907
Other liabilities	4,131			4,185
Total non-interest bearing liabilities	116,647			106,092
Stockholders' equity	103,301			100,857
Total Liabilities and Stockholders' Equity	$759,091			$730,573

Net interest income (tax equivalent basis)		13,292	3.59%		12,991	3.66%
Tax-equivalent basis adjustment		(723)			(635)
Net interest income		$12,569			$12,356
Net interest margin (tax equivalent basis)			3.74%			3.81%
(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2016 Compared to
	Six months ended June 30, 2015
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(11)	$6	$(5)
Securities held to maturity
Securities available for sale:
Taxable	(190)	12	(178)
Tax-exempt securities	4	(47)	(43)
Total securities	(186)	(35)	(221)
Loans receivable	1,207	(604)	603
Total interest earning assets	1,010	(633)	377

Interest bearing liabilities:
Interest-bearing demand and money market	5	-	5
Savings	1	-	1
Time	(107)	40	(67)
Total interest bearing deposits	(101)	40	(61)
Short-term borrowings	26	22	48
Other borrowings	156	(67)	89
Total interest bearing liabilities	81	(5)	76
Net interest income (tax-equivalent basis)	$929	$(628)	$301

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Six Months Ended June 30, 2016 to June 30, 2015

General

For the six months ended June 30, 2016, net income totaled $3,754,000 compared to $4,004,000 earned in the similar period in 2015.  The decrease in net income for the six months ended June 30, 2016 was due primarily to a $343,000 increase in salaries and employee benefits and a $222,000 increase in other operating expenses. Earnings per share for the current period were $1.02 per share for basic and fully diluted compared to $1.09 per share for basic and $1.08 per share for fully diluted shares for the six months ended June 30, 2015.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2016 was 0.99% and 7.31%, respectively, compared to 1.11% and 8.01%, respectively, for the similar period in 2015.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2016 to June 30, 2015
Net income six months ended June 30, 2015	$4,004
Change due to:
Net interest income	213
Provision for loan losses	(110)
Gain on sales of loans and securities	(158)
Other income	36
Salaries and employee benefits	(343)
Occupancy, furniture and equipment	116
Foreclosed real estate owned	(72)
All other expenses	(222)
Income tax expense	290

Net income six months ended June 30, 2016	$3,754

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2016 totaled $13,292,000 which was $301,000 higher than the comparable period in 2015.  The increase in net interest income largely reflects a $603,000 increase in interest income on loans resulting from a $51.9 million increase in average loans outstanding.  The fte net interest spread and net interest margin were 3.59% and 3.74%, respectively, for the six months ended June 30, 2016 compared to 3.66% and 3.81%, respectively, for the similar period in 2015.

Interest income (fte) totaled $14,983,000 with a yield on average earning assets of 4.22% compared to $14,606,000 and 4.28% for the 2015 period. Average loans increased $51.9 million over the comparable period of last year which contributed to a $603,000 increase in fte loan income.  Average earning assets totaled $710.1 million for the six months ended June 30, 2016, an increase of $27.4 million over the average for the similar period in 2015.

Interest expense for the six months ended June 30, 2016 totaled $1,691,000 at an average cost of 0.63% compared to $1,615,000 and 0.62% for the similar period in 2015.  The cost of time deposits, which is the most significant component of funding, increased to 1.00% from 0.96% for the similar period in the prior year.  As time deposits matured, they repriced at the current market rates resulting in the increase.

Provision for Loan Losses

The Company's provision for loan losses for the six months ended June 30, 2016 was $1,150,000 compared to $1,040,000 for the six months ended June 30, 2015.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $2,650,000 for the six months ended June 30, 2016 compared to $968,000 for the similar period in 2015.

Other Income

Other income totaled $2,290,000 for the six months ended June 30, 2016 compared to $2,412,000 for the similar period in 2015.  Net gains from the sale of loans and securities decreased $158,000 compared to the same period of 2015. All other items of other income increased $36,000, net, compared to the same period of last year.

Other Expense

Other expense for the six months ended June 30, 2016 totaled $8,876,000 which was $521,000 higher than the same period of 2015.  Salaries and employee benefit costs increased $343,000 due to staffing adjustments and increased health care costs, while all other operating expenses increased $178,000, net.

Income Tax Expense

Income tax expense totaled $1,079,000 for an effective tax rate of 22.3% for the period ending June 30, 2016 compared to $1,369,000 for an effective tax rate of 25.5% for the similar period in 2015. The reduction in the effective tax rate reflects an increase in the level of tax-exempt income.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2016, the level of net interest income at risk in a ±200 basis point change in interest rates was within the Company's policy limits.  The Company's policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2016, the Company had a positive 90-day interest sensitivity gap of $65.4 million or 8.5% of total assets, compared to the $38.8 million or 5.2% of total assets as of December 31, 2015.  Rate sensitive assets repricing within 90 days increased $3.8 million due primarily to a $4.2 million increase in overnight liquidity.  Rate sensitive liabilities decreased $22.8 million since year end due primarily to an $18.5 million decrease in borrowed funds and a $7.3 million decrease in time deposits repricing within three months.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2016
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$4,444	$-	$-	$-	$4,444
Securities	5,079	11,175	30,836	82,631	129,721
Loans Receivable	127,942	130,777	166,799	155,702	281,220
Total RSA	$137,465	$141,952	$197,635	$238,333	$715,385

Non-maturity interest-bearing deposits	$42,352	$47,688	$126,160	$50,163	$266,363
Time Deposits	19,051	75,536	80,007	21,559	196,153
Other	10,691	29,858	28,080	6,050	74,679
Total RSL	$72,094	$153,082	$234,247	$77,772	$537,195

Interest Sensitivity Gap	$65,371	$(11,130)	$(36,612)	$160,561	$178,190
Cumulative Gap	65,371	54,241	17,629	178,190
RSA/RSL-cumulative	190.7%	124.1%	103.9%	133.2%

December 31, 2015

Interest Sensitivity Gap	$38,817	$11,614	$(57,114)	$168,269	$161,586
Cumulative Gap	38,817	50,431	(6,683)	161,586
RSA/RSL-cumulative	140.9%	122.8%	98.5%	130.1%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 13, 2016, a complaint was filed against Delaware Bancshares, Inc. ("Delaware") in the Supreme Court of New York, County of Albany, by Northeast Capital & Advisory, Inc. ("Northeast") alleging that Delaware breached a prior agreement allegedly giving Northeast a right of first refusal on future investment banking services required by Delaware and seeking money damages in excess of $500,000. In its response filed July 27, 2016, Delaware denied the claims of Northeast, and filed a counterclaim for money damages in excess of $1.0 million.  The Registrant believes that the claims of Northeast are meritless and intends to continue to defend against them and pursue Delaware's counterclaims.

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company's Form 10-K for the year ended December 31, 2015

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
4.1	Amended and Restated Declaration of Trust, dated as of October 31, 2007*
4.2	Indenture, dated October 31, 2007, between Wells Fargo Bank National Association, as trustee, and Delaware Bancshares, Inc.*
4.3	First Supplemental Indenture, dated as of July 31, 2016, by and between Wells Fargo Bank, National Association, as Trustee, Delaware Bancshares, Inc. and Norwood Financial Corp.*
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)
10.15	Addendum to Change in Control Severance Agreement with William S. Lance (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

 *  Not filed in accordance with the provisions of Item 601(b)(4)(iii)(A) of Regulation S-K.  The Registrant undertakes to provide a copy of this document to the Commission upon request.

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated herein by reference to the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 23, 2000.

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 9, 2016	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)