Form 10-Q
period 2016-09-30
NORWOOD FINANCIAL CORP
filed 2016-11-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ] Accelerated filer   [ X]
Non-accelerated filer   [  ] Smaller reporting company   [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2016
Common stock, par value $0.10 per share	4,125,576

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$19,404	$9,744
Interest bearing deposits with banks	13,729	266
Cash and cash equivalents	33,133	10,010

Securities available for sale, at fair value	310,126	138,851
Loans receivable	706,199	559,925
Less: Allowance for loan losses	6,164	7,298
Net loans receivable	700,035	552,627
Regulatory stock, at cost	2,351	3,412
Bank premises and equipment, net	13,617	6,472
Bank owned life insurance	35,889	18,820
Accrued interest receivable	3,541	2,363
Foreclosed real estate owned	5,386	2,847
Goodwill	11,679	9,715
Other intangibles	652	285
Deferred tax asset	5,560	3,669
Other assets	3,088	1,434
TOTAL ASSETS	$1,125,057	$750,505

LIABILITIES
Deposits:
Non-interest bearing demand	$200,481	$107,814
Interest-bearing	721,763	443,095
Total deposits	922,244	550,909
Short-term borrowings	33,156	53,235
Other borrowings	34,294	41,126
Junior subordinated debentures	8,248	-
Accrued interest payable	1,040	957
Other liabilities	10,375	3,280
TOTAL LIABILITIES	1,009,357	649,507

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 2016: 4,156,273 shares, 2015: 3,724,668 shares	416	373
Surplus	47,576	35,351
Retained earnings	66,210	65,412
Treasury stock at cost: 2016: 32,797 shares,
2015: 23,311 shares	(908)	(626)
Accumulated other comprehensive income	2,406	488
TOTAL STOCKHOLDERS' EQUITY	115,700	100,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,125,057	$750,505

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans receivable, including fees	$7,267	$5,958	$19,752	$17,943
Securities	1,239	911	3,008	2,884
Other	22	3	28	15
Total interest income	8,528	6,872	22,788	20,842

INTEREST EXPENSE
Deposits	677	611	1,838	1,833
Short-term borrowings	65	19	142	47
Other borrowings	216	189	669	553
Total interest expense	958	819	2,649	2,433
NET INTEREST INCOME	7,570	6,053	20,139	18,409
PROVISION FOR LOAN LOSSES	450	720	1,600	1,760
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,120	5,333	18,539	16,649

OTHER INCOME
Service charges and fees	829	592	2,000	1,776
Income from fiduciary activities	126	126	342	341
Net realized gains on sales of securities	-	63	269	508
Gains on sale of loans and servicing rights, net	-	16	54	56
Earnings and proceeds on bank owned life insurance	283	167	616	497
Other	161	107	408	305
Total other income	1,399	1,071	3,689	3,483

OTHER EXPENSES
Salaries and employee benefits	3,070	2,175	7,620	6,383
Occupancy, furniture & equipment, net	755	473	1,736	1,571
Data processing	423	247	949	682
Taxes, other than income	205	175	535	525
Professional fees	185	140	516	447
Federal Deposit Insurance Corporation insurance	170	119	402	278
Foreclosed real estate owned	119	47	582	436
Amortization of intangibles	34	24	81	80
Merger related	1,659	-	1,664	-
Other	1,059	670	2,471	2,023
Total other expenses	7,679	4,070	16,556	12,425

INCOME BEFORE INCOME TAXES	840	2,334	5,672	7,707
INCOME TAX EXPENSE	228	557	1,307	1,926
NET INCOME	$612	$1,777	$4,365	$5,781

BASIC EARNINGS PER SHARE	$0.15	$0.48	$1.16	$1.57

DILUTED EARNINGS PER SHARE	$0.15	$0.48	$1.15	$1.57

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2016	2015
Net income	$612	$1,777
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	(653)	1,938
Tax effect	221	(654)
Reclassification of gains recognized in net income	-	(63)
Tax effect	-	22
Other comprehensive income (loss)	(432)	1,243
Comprehensive Income	$180	$3,020

	Nine Months Ended
	September 30,
	2016	2015
Net income	$4,365	$5,781
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	3,176	890
Tax effect	(1,080)	(296)
Reclassification of gains recognized in net income	(269)	(508)
Tax effect	91	173
Other comprehensive income	1,918	259
Comprehensive Income	$6,283	$6,040

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 30, 2016
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2015	3,724,668	$373	$35,351	$65,412	23,311	$(626)	$488	$100,998
Net Income				4,365				4,365
Other comprehensive income							1,918	1,918
Cash dividends declared ($.93 per share)				(3,567)				(3,567)
Compensation expense related to restricted stock			67					67
Acquisition of treasury stock					15,538	(447)		(447)
Stock options exercised			(5)		(6,052)	165		160
Tax benefit of stock options			3					3
Compensation expense related to stock options			53					53
Delaware Bancshares acquisition	431,605	43	12,107					12,150
Balance, September 30, 2016	4,156,273	$416	$47,576	$66,210	32,797	$(908)	$2,406	$115,700

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,365	$5,781
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,600	1,760
Depreciation	484	414
Amortization of intangible assets	81	80
Deferred income taxes	155	184
Net amortization of securities premiums and discounts	1,039	711
Net realized gain on sales of securities	(269)	(508)
Earnings and proceeds on bank owned life insurance	(616)	(497)
Loss on sales of fixed assets and foreclosed real estate owned	2	271
Gain on sale of mortgage loans	(54)	(56)
Mortgage loans originated for sale	(1,685)	(2,605)
Proceeds from sale of mortgage loans originated for sale	1,739	2,661
Compensation expense related to stock options	53	49
Compensation expense related to restricted stock	67	49
Decrease (increase) in accrued interest receivable and other assets	1,894	(609)
(Decrease) increase in accrued interest payable and other liabilities	(920)	531
Net cash provided by operating activities	7,935	8,216

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	101,804	28,850
Proceeds from maturities and principal reductions on mortgage-backed securities	18,083	19,408
Purchases	(80,538)	(44,987)
Purchase of regulatory stock	(2,675)	(1,830)
Redemption of regulatory stock	4,015	1,056
Net increase in loans	(35,325)	(44,592)
Proceeds from bank-owned life insurance	205	-
Purchase of bank-owned life insurance	(2,000)	-
Purchase of premises and equipment	(337)	(184)
Proceeds from sales of fixed assets and foreclosed real estate owned	387	2,378
Acquisition, net of cash and cash equivalents acquired	11,112	-
Net cash provided by (used in) investing activities	14,731	(39,901)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	44,072	11,409
Net (decrease) increase in short-term borrowings	(21,456)	15,851
Repayments of other borrowings	(18,439)	(9,038)
Proceeds from other borrowings	-	16,000
Stock options exercised	160	310
Tax benefit of stock options exercised	3	14
Purchase of treasury stock	(447)	(135)
Cash dividends paid	(3,436)	(3,386)
Net cash provided by financing activities	457	31,025
Increase (decrease) in cash and cash equivalents	23,123	(660)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,010	12,376
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,133	$11,716

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,566	$2,403
Income taxes paid, net of refunds	$1,135	$1,881
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$2,953	$290
Cash dividends declared	$1,278	$1,142

Merger with Delaware Bancshares, Inc.
Noncash assets acquired:
Securities available-for-sale	$208,488
Regulatory stock	279
Loans	116,674
Premises and equipment, net	7,292
Accrued interest receivable	1,626
Bank-owned life insurance	14,762
Core deposit intangible	449
Deferred tax assets	3,034
Other assets	2,934
Goodwill	1,964
	$357,502

Liabilities assumed:
Time deposits	$71,342
Deposits other than time deposits	255,921
Borrowings	21,232
Accrued interest payable	95
Other liabilities	7,873
	356,463
Net Noncash Assets Acquired	1,039
Cash Acquired	$14,977

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average shares outstanding	3,978	3,683	3,790	3,681
Less: Unvested restricted shares	(14)	(9)	(14)	(9)
Basic EPS weighted average shares outstanding	3,964	3,674	3,776	3,672

Basic EPS weighted average shares outstanding	3,964	3,683	3,776	3,681
Add: Dilutive effect of stock options	9	9	9	10
Diluted EPS weighted average shares outstanding	3,973	3,692	3,785	3,691

Stock options with a strike price of $29.08 which had no intrinsic value, because their effect would be anti-dilutive and therefore would not be included in the diluted EPS calculation, were 11,000 as of September

30, 2016 based upon the closing price of Norwood common stock of $29.07 per share on September 30, 2016.  At September 30, 2015, there were 12,000 anti-dilutive shares based on Norwood's closing price of $29.00 per share.

3.         Stock-Based Compensation

No awards were granted during the nine-month period ending September 30, 2016. As of September 30, 2016, there was $18,000 of total unrecognized compensation cost related to non-vested options granted in 2015 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2016. Compensation costs related to stock options amounted to $53,000 and $49,000 during the nine-month periods ended September 30, 2016 and 2015, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2016	194,521	$26.91	5.2	Yrs.	$363
Granted	-	-	-		-
Exercised	(6,052)	26.37	4.1		-
Forfeited	(16,019)	27.71	0.5		-
Outstanding at September 30, 2016	172,450	$26.85	4.9	Yrs.	$383

Exercisable at September 30, 2016	157,950	$26.70	4.5	Yrs.	$375

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $29.07 as of September 30, 2016 and $28.75 as of December 31, 2015.

A summary of the Company's restricted stock activity and related information for the nine-month period ended September 30, 2016 is as follows:

Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Outstanding, January 1,	13,810	$28.82
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at September 30,	13,810	$28.82

The expected future compensation expense relating to the 13,810 shares of non-vested restricted stock outstanding as of September 30, 2016 is $331,000.  This cost will be recognized over the remaining vesting period of 4.25 years.  Compensation costs related to restricted stock amounted to $67,000 and $41,000 during the nine-month periods ended September 30, 2016 and 2015, respectively.

4.         Accumulated Other Comprehensive Income

The following table presents the changes in accumulated other comprehensive income (in thousands) by component net of tax for the three months and nine months ended September 30, 2016 and 2015:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2016	$2,838
Other comprehensive loss before reclassification	(432)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(432)
Balance as of September 30, 2016	$2,406

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2015	$(522)
Other comprehensive income before reclassification	1,284
Amount reclassified from accumulated other comprehensive income	(41)
Total other comprehensive income	1,243
Balance as of September 30, 2015	$721

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	2,096
Amount reclassified from accumulated other comprehensive income	(178)
Total other comprehensive income	1,918
Balance as of September 30, 2016	$2,406

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2014	$462
Other comprehensive income before reclassification	594
Amount reclassified from accumulated other comprehensive income	(335)
Total other comprehensive income	259
Balance as of September 30, 2015	$721

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (in thousands) for the three months and nine months ended September 30, 2016 and 2015:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (a)		of Income

	Three months ended
	September 30,
	2016	2015
Unrealized gains on available for sale securities	$-	$63	Net realized gains on sales of securities
	-	(22)	Income tax expense
	$-	$41

	Nine months ended
	September 30,
	2016	2015
Unrealized gains on available for sale securities	$269	$508	Net realized gains on sales of securities
	(91)	(173)	Income tax expense
	$178	$335

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	September 30,
	2016	2015

Commitments to grant loans	$21,764	$21,279
Unfunded commitments under lines of credit	62,599	51,489
Standby letters of credit	5,642	5,504
	$90,005	$78,272

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2016 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,006	$-	$(2)	$2,004
U.S. Government agencies	2,001	-	-	2,001
States and political subdivisions	127,694	3,050	(172)	130,572
Corporate obligations	10,301	101	(17)	10,385
Mortgage-backed securities-
government sponsored entities	164,158	845	(223)	164,780
Total debt securities	306,160	3,996	(414)	309,742
Equity securities-financial services	320	64	-	384
	$306,480	$4,060	$(414)	$310,126

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Government agencies	$9,275	$2	$(108)	$9,169
States and political subdivisions	59,120	1,747	(112)	60,755
Corporate obligations	4,933	45	(4)	4,974
Mortgage-backed securities-government
sponsored entities	64,491	23	(945)	63,569
Total debt securities	137,819	1,817	(1,169)	138,467
Equity securities-financial services	292	92	-	384
	$138,111	$1,909	$(1,169)	$138,851

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$2,004	$(2)	$-	$-	$2,004	$(2)
States and political subdivisions	33,918	(170)	210	(2)	34,128	(172)
Corporate obligations	3,312	(17)	-	-	3,312	(17)
Mortgage-backed securities-government sponsored entities	49,341	(156)	9,885	(67)	59,226	(223)
	$88,575	$(345)	$10,095	$(69)	$98,670	$(414)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$6,058	$(71)	$2,109	$(37)	$8,167	$(108)
States and political subdivisions	9,086	(99)	1,417	(13)	10,503	(112)
Corporate obligations	2,221	(4)	-	-	2,221	(4)
Mortgage-backed securities-government sponsored entities	40,300	(432)	16,595	(513)	56,895	(945)
	$57,665	$(606)	$20,121	$(563)	$77,786	$(1,169)

At September 30, 2016, the Company has 76 debt securities in an unrealized loss position in the less than twelve months category and 11 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2016.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2016 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$983	$991
Due after one year through five years	20,978	21,097
Due after five years through ten years	53,744	54,044
Due after ten years	66,297	68,830

Mortgage-backed securities-government sponsored agencies	164,158	164,780
	$306,160	$309,742

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Gross realized gains	$-	$63	$269	$508
Gross realized losses	-	-	-	-
Net realized gain	$-	$63	$269	$508
Proceeds from sales of securities	$70,028	$5,466	$101,804	$28,850

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	September 30, 2016		December 31, 2015
Real Estate Loans:
Residential	$237,897	33.7%	$161,820	28.9%
Commercial	315,270	44.6	279,123	49.8
Construction	20,056	2.8	18,987	3.4
Commercial, financial and agricultural	85,145	12.1	71,090	12.7
Consumer loans to individuals	48,225	6.8	29,231	5.2
Total loans	706,593	100.0%	560,251	100.0%
Deferred fees, net	(394)		(326)
Total loans receivable	706,199		559,925
Allowance for loan losses	(6,164)		(7,298)
Net loans receivable	$700,035		$552,627

The following table presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired:

(In Thousands)

Contractually required principal and interest	$2,621
Non-accretable discount	(1,014)
Expected cash flows	1,607
Accretable discount	(239)
Estimated fair value	$1,368

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the nine month periods ended September 30:

	2016	2015
Balance at beginning of period	$-	$8
Additions	239	-
Accretion	(12)	(1)
Reclassification and other	-	-
Balance at end of period	$227	$7

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2016	December 31, 2015

Outstanding Balance	$1,855	$498
Carrying Amount	$1,368	$498

As a result of the acquisition of Delaware, the Company added $1,397,000 of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $499,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses until actual losses exceed the allotted reserves.  For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.  As of September 30, 2016, the outstanding balance of ASC 310-30 loans acquired from Delaware was $1,410,000 and the carrying value was $911,000, while one loan with an outstanding balance and carrying value of $445,000 remained from a prior acquisition.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of September 30, 2016 and December 31, 2015, foreclosed real estate owned totaled $5,386,000 and $2,847,000, respectively.  As of September 30, 2016, included within foreclosed real estate owned is $306,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of September 30, 2016, the Company has initiated formal foreclosure proceedings on $222,000 of consumer residential mortgages.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2016	(In thousands)

Individually evaluated for impairment	$24	$2,791	$-	$-	$-	$2,815
Loans acquired with deteriorated credit quality	797	571	-	-	-	1,368
Collectively evaluated for impairment	237,076	311,908	20,056	85,145	48,225	702,410
Total Loans	$237,897	$315,270	$20,056	$85,145	$48,225	$706,593

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2015

Individually evaluated for impairment	$28	$8,660	$-	$43	$-	$8,731
Loans acquired with deteriorated credit quality	140	358	-	-	-	498
Collectively evaluated for impairment	161,652	270,105	18,987	71,047	29,231	551,022
Total Loans	$161,820	$279,123	$18,987	$71,090	$29,231	$560,251

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$1,003	$1,189	$-
Commercial	3,349	4,267	-
Subtotal	4,352	5,456	-
With an allowance recorded:
Real Estate Loans
Commercial	74	1,020	15
Subtotal	74	1,020	15
Total:
Real Estate Loans
Residential	1,003	1,189	-
Commercial	3,423	5,287	15
Total Impaired Loans	$4,426	$6,476	$15

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2015		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$168	$173	$-
Commercial	2,644	4,610	-
Commercial, financial and agriculture	43	43	-
Subtotal	2,855	4,826	-
With an allowance recorded:
Real Estate Loans
Commercial	6,373	6,446	1,613
Subtotal	6,373	6,446	1,613
Total:
Real Estate Loans
Residential	168	173	-
Commercial	9,017	11,056	1,613
Commercial, financial and agriculture	43	43	-
Total Impaired Loans	$9,228	$11,272	$1,613

The following information for impaired loans is presented (in thousands) for the nine months ended September 30, 2016 and 2015:

	Average Recorded		Interest Income
	Investment		Recognized
	2016	2015	2016	2015

Real Estate Loans:
Residential	$372	$236	$3	$3
Commercial	3,249	10,477	90	510
Total	$3,621	$10,713	$93	$513

The following information for impaired loans is presented (in thousands) for the three months ended September 30, 2016 and 2015:

	Average Recorded		Interest Income
	Investment		Recognized
	2016	2015	2016	2015

Real Estate Loans:
Residential	$579	$249	$1	$1
Commercial	3,253	10,294	33	45
Total	$3,832	$10,543	$34	$46

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2016, troubled debt restructured loans totaled $1.6 million and resulted in specific reserves of $15,000.  As of December 31, 2015, troubled debt restructured loans totaled $6.8 million and resulted in specific reserves of $1,613,000.  For the period ended September 30, 2016, there were no new loans identified as troubled debt restructurings.  During 2016, the Company has recognized write-downs of $2,519,000 on loans that were previously identified as troubled debt restructurings.

 For the period ended September 30, 2015, there were no new loans identified as troubled debt restructurings. During the 2015 period, the Company recognized write-downs in the amount of $439,000 on three loans previously identified as troubled debt restructures with a carrying value of $2.5 million as of September 30, 2015.

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

   As the following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2016 and December 31, 2015 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2016
Commercial real estate loans	$306,177	$4,442	$4,651	$-	$315,270
Commercial loans	85,087	35	23	-	85,145
Total	$391,264	$4,477	$4,674	$-	$400,415

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2015
Commercial real estate loans	$267,892	$1,837	$9,394	$-	$279,123
Commercial loans	71,047	-	43	-	71,090
Total	$338,939	$1,837	$9,437	$-	$350,213

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2016 and December 31, 2015 (in thousands):

	Performing	Nonperforming	Total
September 30, 2016
Residential real estate loans	$236,711	$1,186	$237,897
Construction	20,028	28	20,056
Consumer loans	48,225	-	48,225
Total	$304,964	$1,214	$306,178

	Performing	Nonperforming	Total
December 31, 2015
Residential real estate loans	$161,380	$440	$161,820
Construction	18,987	-	18,987
Consumer loans	29,231	-	29,231
Total	$209,598	$440	$210,038

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2016 and December 31, 2015 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2016
Real Estate loans
Residential	$234,857	$1,548	$306	$-	$1,186	$3,040	$237,897
Commercial	313,916	198	131	49	976	1,354	315,270
Construction	20,028	-	-	-	28	28	20,056
Commercial loans	85,083	62	-	-	-	62	85,145
Consumer loans	48,118	96	11	-	-	107	48,225
Total	$702,002	$1,904	$448	$49	$2,190	$4,591	$706,593

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2015
Real Estate loans
Residential	$160,683	$646	$51	$-	$440	$1,137	$161,820
Commercial	272,125	310	39	-	6,649	6,998	279,123
Construction	18,959	28	-	-	-	28	18,987
Commercial loans	71,043	4	-	-	43	47	71,090
Consumer loans	29,179	41	11	-	-	52	29,231
Total	$551,989	$1,029	$101	$-	$7,132	$8,262	$560,251

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off  against the allowance.  The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	(32)	(2,670)	-	(15)	(71)	(2,788)
Recoveries	4	11	-	-	39	54
Provision for loan losses	15	1,516	(12)	(46)	127	1,600
Ending balance, September 30, 2016	$1,056	$4,363	$78	$336	$331	$6,164
Ending balance individually evaluated for impairment	$-	$15	$-	$-	$-	$15
Ending balance collectively evaluated for impairment	$1,056	$4,348	$78	$336	$331	$6,149

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798
Charge Offs	(15)	(28)	-	(15)	(41)	(99)
Recoveries	2	9	-	-	4	15
Provision for loan losses	93	191	19	58	89	450
Ending balance, September 30, 2016	$1,056	$4,363	$78	$336	$331	$6,164

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2014	$1,323	$3,890	$222	$256	$184	$5,875
Charge Offs	(159)	(1,692)	-	-	(59)	(1,910)
Recoveries	4	-	-	-	18	22
Provision for loan losses	(181)	1,980	(137)	28	70	1,760
Ending balance, September 30, 2015	$987	$4,178	$85	$284	$213	$5,747
Ending balance individually evaluated for impairment	$-	$389	$-	$-	$-	$389
Ending balance collectively evaluated for impairment	$987	$3,789	$85	$284	$213	$5,358

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2015	$1,085	$4,152	$97	$405	$208	$5,947
Charge Offs	(46)	(865)	-	-	(16)	(927)
Recoveries	-	-	-	-	7	7
Provision for loan losses	(52)	891	(12)	(121)	14	720
Ending balance, September 30, 2015	$987	$4,178	$85	$284	$213	$5,747

The Company's primary business activity as of December 31, 2015 was with customers located in northeastern Pennsylvania. As of September 30, 2016, the Company has added the New York counties of Delaware and Sullivan to its market as a result of the acquisition of Delaware Bancshares, Inc.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of September 30, 2016, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $64.8 million of loans outstanding, or 9.2% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $51.6 million, or 7.3% of loans outstanding.  During 2016, the Company recognized a write down of $3,000 in the named concentrations.

Gross realized gains and gross realized losses on sales of residential mortgage loans were $54,000 and $0, respectively, in the first nine months of 2016 compared to $56,000 and $0, respectively, in the same period in 2015.  The proceeds from the sales of residential mortgage loans totaled $1.7 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.

There were no sales of residential mortgage loans during the three months ended September 30, 2016. Gross realized gains and gross realized losses on sales of residential mortgage loans were $16,000 and $0, respectively, in the same period in 2015.  The proceeds from the sales of residential mortgage loans totaled  $818,000 for the three months ended September 30, 2015.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2016
Available for Sale:
U.S. Treasury securities	$2,004	$-	$2,004	$-
U.S. Government agencies	2,001	-	2,001	-
States and political subdivisions	130,572	-	130,572	-
Corporate obligations	10,385	-	10,385	-
Mortgage-backed securities-government
sponsored agencies	164,780	-	164,780	-
Equity securities-financial services	384	384	-	-
Total	$310,126	$384	$309,742	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2015
Available for Sale:
U.S. Government agencies	$9,169	$-	$9,169	$-
States and political subdivisions	60,755	-	60,755	-
Corporate obligations	4,974	-	4,974	-
Mortgage-backed securities-government
sponsored agencies	63,569	-	63,569	-
Equity securities-financial services	384	384	-	-
Total	$138,851	$384	$138,467	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2016
Impaired Loans	$4,411	$-	$-	$4,411
Foreclosed Real Estate Owned	5,386	-	-	5,386

December 31, 2015
Impaired Loans	$7,615	$-	$-	$7,615
Foreclosed Real Estate Owned	2,847	-	-	2,847

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2016
Impaired loans	$2,847	Appraisal of collateral(1)	Appraisal adjustments(2)	0 - 10% (9.50%)
Impaired loans	$1,564	Present value of future cash flows	Loan discount rate	4 - 6.75% (5.46%)

Foreclosed real estate owned	$5,386	Appraisal of collateral(1)	Liquidation Expenses(2)	0 - 10% (9.90%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2015
Impaired loans	$2,574	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$5,041	Present value of future cash flows	Loan discount rate	4-7% (5.61%)

Foreclosed real estate owned	$2,847	Appraisal of collateral(1)	Liquidation Expenses(2)	10% (10%)

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016, the fair value investment in impaired loans totaled $4,411,000 which included one loan for $74,000 for which a valuation allowance of $15,000 had been provided based on the estimated value of the collateral, and twenty-four loans for $4,352,000 which did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of September 30, 2016, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $1,806,000 over the life of the loans.

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

The estimated fair values of the Bank's financial instruments were as follows at September 30, 2016 and December 31, 2015. (In thousands)

	Fair Value Measurements at September 30, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$33,133	$33,133	$33,133	$-	$-
Securities	310,126	310,126	384	309,742	-
Loans receivable, net	700,035	715,469	-	-	715,469
Mortgage servicing rights	244	260	-	-	260
Regulatory stock	2,351	2,351	2,351	-	-
Bank owned life insurance	35,889	35,889	35,889	-	-
Accrued interest receivable	3,541	3,541	3,541	-	-

Financial liabilities:
Deposits	922,244	922,394	275,564	-	646,830
Short-term borrowings	33,156	33,156	33,156	-	-
Other borrowings	42,542	42,712	-	-	42,712
Accrued interest payable	1,040	1,040	1,040	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2015
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,010	$10,010	$10,010	$-	$-
Securities	138,851	138,851	384	138,467	-
Loans receivable, net	552,627	559,416	-	-	559,416
Mortgage servicing rights	261	291	-	-	291
Regulatory stock	3,412	3,412	3,412	-	-
Bank owned life insurance	18,820	18,820	18,820	-	-
Accrued interest receivable	2,363	2,363	2,363	-	-

Financial liabilities:
Deposits	550,909	551,175	354,162	-	197,013
Short-term borrowings	53,235	53,235	53,235	-	-
Other borrowings	41,126	41,260	-	-	41,260
Accrued interest payable	957	957	957	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

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

Pursuant to the terms of the Merger Agreement, Delaware was merged with and into the Company, with the Company as the surviving corporation of the merger (the "Merger").  At the effective time of the Merger, each outstanding share of the common stock of Delaware was converted into, at the election of the holder but subject to the limitations and allocation and proration provisions set forth in the Merger Agreement, either $16.68 in cash or 0.6221 of a share of the common stock, par value $0.10 per share (the "Common Stock") of the Company.  In the aggregate, the merger consideration paid to Delaware shareholders consisted of approximately $3,859,000 in cash and 431,605 shares of Norwood common stock.  Immediately following the Merger, The National Bank of Delaware County ("NBDC") was merged with and into Wayne Bank, a wholly-owned subsidiary of the Company, with Wayne Bank as the surviving entity.

In connection with the Merger, the Company assumed the obligations of Delaware under the Indenture, dated as of October 31, 2007, by and between Delaware, as issuer, and Wells Fargo Bank, National Association, as trustee (the "Indenture") and Delaware's Junior Subordinated Debt Securities, due January 1, 2038 (the "Debt Securities") issued thereunder.  The Debt Securities were issued by Delaware in connection with a private placement completed on October 31, 2007 of $8.0 million of trust preferred securities issued through the Delaware Bancshares Capital Trust I (the "Trust").  The trust preferred securities require quarterly distributions and bear interest at a variable rate equal to LIBOR plus 2.4% per annum.  The trust preferred securities mature on January 1, 2038 and are redeemable, in whole or in part, without penalty, on or after January 1, 2013 and on any January 1, April 1, July 1 or October 1 thereafter.  The Company redeemed the securities on October 3, 2016.

The proceeds from the initial sale of the trust preferred securities on October 31, 2007 were used by the Trust to purchase the Debt Securities.  The Debt Securities bear interest at a variable rate which resets quarterly at LIBOR plus 2.4%, and are redeemable, in whole or in part, without penalty, at the option of the Company, beginning on January 1, 2013 and on any January 1, April 1, July 1 or October 1 thereafter.  The interest payments on the Debt Securities made by the Company will be used to pay the quarterly distributions payable by the Trust to the holders of the trust preferred securities.  The Company redeemed the securities on October 3, 2016.

The acquired assets and assumed liabilities were measured at estimated fair values.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of NBDC.  The Company also recorded an identifiable intangible asset representing the core deposit base of NBDC based on management's evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products.  Management used market quotations to determine the fair value of investment securities.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  NBDC loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference.  At the acquisition date, the Company recorded $1,410,000 of purchased credit-impaired loans subject to a non-accretable difference of $260,000.  The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

NBDC's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management's best estimates of default rates and payment speeds.  At acquisition, NBDC's loan portfolio without evidence of deterioration totaled $111,307,000 and was recorded at a fair value of $109,693,000.

The following table summarizes the purchase of Delaware Bancshares, Inc. as of July 31, 2016:

(In Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock

Delaware Bancshares, Inc. common shares settled for stock	694,114
Exchange Ratio	0.6221
Norwood Financial Corp. shares issued	431,605
Value assigned to Norwood Financial Corp. common share	$28.15
Purchase price assigned to Delaware Bancshares, Inc. common shares exchanged for Norwood Financial Corp.		$12,150

Purchase Price Consideration – Cash for Common Stock
Delaware Bancshares, Inc. shares exchanged for cash	231,385
Purchase price paid to each Delaware Bancshares, Inc. common shares exchanged for cash	$16.68
Purchase price assigned to Delaware Bancshares, Inc. common shares exchanged for cash		$3,860
Purchase price consideration-Cash in Lieu of Fractional Shares		6
Total Purchase Price		$16,016

Net Assets Acquired:

Delaware Bancshares, Inc. shareholders' equity	19,357
Delaware Bancshares, Inc. goodwill and intangibles	(7,640)
Total tangible equity	11,717
Adjustments to reflect assets acquired at fair value:
Investments	219
Loans
Interest rate	1,486
General credit	(1,614)
Specific credit- non-amortizing	(260)
Specific credit – amortizing	(239)
Core deposit intangible	449
Deferred loan fees	(296)
Premises and equipment	3,053
Allowance for loan and lease losses	1,651
Deferred tax assets	(1,417)
Other	(445)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(252)
		14,052
Goodwill resulting from merger		$1,964

The following condensed statement reflects the values assigned to Delaware Bancshares, Inc. net assets as of acquisition date:

(In Thousands)

Total purchase price		$16,016

Net assets acquired:
Cash	$14,977
Securities available for sale	208,488
Loans	116,674
Premises and equipment, net	7,292
Regulatory stock	279
Accrued interest receivable	1,626
Bank-owned life insurance	14,762
Core deposit intangible	449
Deferred tax assets	3,034
Other assets	2,934
Time deposits	(71,342)
Deposits other than time deposits	(255,921)
Borrowings	(21,232)
Accrued interest payable	(95)
Other liabilities	(7,873)

		14,052
Goodwill resulting from Delaware Bancshares, Inc.
Merger		$1,964

The Company recorded goodwill and other intangibles associated with the purchase of Delaware Bancshares, Inc. totaling $1,964,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the nine months ended September 30, 2016.  The carrying amount of the goodwill at September 30, 2016 related to the Delaware acquisition was $1,964,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the nine months ended September 30, 2016, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at September 30, 2016 was $449,000 with $14,000 accumulated amortization as of that date.

As of September 30, 2016, the current year and estimated future amortization expense for the core deposit intangible is:

(In thousands)

2016	$13
2017	30
2018	30
2019	30
2020	30
After five years	316
$449

Results of operations for Delaware Bancshares, Inc. prior to the acquisition date are not included in the Consolidated Statement of Income for the three and nine month period ended September 30, 2016.  Due to the significant amount of fair value adjustments, historical results of Delaware Bancshares, Inc. are not relevant to the Company's results of operations.  Therefore, no pro forma information is presented.

The following table presents financial information regarding the former Delaware Bancshares, Inc. operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2016 under the column "Actual from acquisition date through September 30, 2016".  In addition, the following table presents unaudited pro forma information as if the acquisition of Delaware Bancshares, Inc. had occurred on January 1, 2016 under the "Pro Forma" columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results.  Furthermore, the unaudited pro-forma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

	Actual From Acquisition Date	Pro Forma Nine Months Ended September 30
(In Thousands, Except Per Share Data)	Through September 30, 2016	2016	2015

Net interest income	$1,560	$25,377	$26,340
Non-interest income	357	4,715	5,179
Net income	300	1,243	6,050
Pro forma earnings per share:
Basic	$0.08	$0.33	$1.60
Diluted	$0.08	$0.33	$1.60

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

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that the unrealized loss on all other securities at September 30, 2016 and December 31, 2015 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2016.

In connection with acquisitions, the Company recorded goodwill in the amount of $11.7 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of September 30, 2016 were $1.125 billion compared to $750.5 million as of December 31, 2015, an increase of $374.6 million due primarily to the acquisition of Delaware Bancshares, Inc.

Securities

The fair value of securities available for sale as of September 30, 2016 was $310.1 million compared to $138.8 million as of December 31, 2015.  The increase in the securities portfolio includes $213.0 million of securities acquired from NBDC.  The Company purchased $80.5 million of securities principally using the proceeds from $119.9  million of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$2,004	0.7%	$-	-%
U.S. Government agencies	2,001	0.7	9,169	6.6
States and political subdivisions	130,572	42.1	60,755	43.8
Corporate obligations	10,385	3.3	4,974	3.5
Mortgage-backed securities-
government sponsored entities	164,780	53.1	63,569	45.8
Equity securities-financial services	384	0.1	384	0.3
Total	$310,126	100.0%	$138,851	100.0%

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

Loans

Loans receivable totaled $706.2 million at September 30, 2016 compared to $559.9 million as of December 31, 2015.  The $146.3 million increase recorded in the nine-month period ending September 30, 2016 includes $112.1 million that was acquired from Delaware and $34.2 million that was generated internally.

The allowance for loan losses totaled $6,164,000 as of September 30, 2016 and represented 0.87% of total loans outstanding, compared to $7,298,000, or 1.30% of total loans, at December 31, 2015, and $5,747,000, or 1.06 % of total loans, as of September 30, 2015.  The Company had net charge-offs for the nine months ended September 30, 2016 of $2,733,000 compared to $1,888,000 in the corresponding period in 2015.  Included in the 2016 total is $2,419,000 related to one relationship that was foreclosed on during the second quarter of 2016.  The Company's loan review process assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, large dollar exposures and loan growth.  Management considers the allowance adequate at September 30, 2016 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2016, non-performing loans totaled $2.2 million, or 0.32% of total loans compared to $7.1 million, or 1.27% of total loans at December 31, 2015. At September 30, 2016, non-performing assets totaled $7.6 million, or 0.68%, of total assets compared to $10.0 million, or 1.33%, of total assets at December 31, 2015.  The decrease in non-performing assets principally reflects payments and write-downs on loans carried in nonaccrual assets.  The decrease in non-performing loans includes payments and write-downs on loans carried in nonaccrual status, as well as the transfer of one loan relationship to foreclosed real estate which had a carrying value of $5,015,000 at December 31, 2015.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,186	$440
Commercial	976	6,649
Construction	28	-
Commercial, financial and agricultural	-	43
Consumer loans to individuals	-	-
Total non-accrual loans *	2,190	7,132

Accruing loans which are contractually
past due 90 days or more	49	-
Total non-performing loans	2,239	7,132
Foreclosed real estate	5,386	2,847
Total non-performing assets	$7,625	$9,979
Allowance for loans losses	$6,164	$7,298
Coverage of non-performing loans	275.30%	102.33%
Non-performing loans to total loans	0.32%	1.27%
Non-performing loans to total assets	0.20%	0.95%
Non-performing assets to total assets	0.68%	1.33%

*Includes non-accrual TDRs of $554,000 as of September 30, 2016 and $5.8 million on December 31, 2015. The Company also had $1.0 million of accruing TDRs on September 30, 2016 and December 31, 2015.

Deposits

During the period, total deposits increased $371.3 million due primarily to the $327.3 million of deposits acquired from NBDC.  Internally generated deposits increased $44.0 million, net.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2016	December 31, 2015

Non-interest bearing demand	$200,481	$107,814
Interest bearing demand	96,189	52,040
Money market deposit accounts	158,156	119,028
Savings	192,005	75,280
Time deposits <$100,000	160,519	121,211
Time deposits >$100,000	114,894	75,536

Total	$922,244	$550,909

Borrowings

Short-term borrowings as of September 30, 2016 totaled $33.2 million compared to $53.2 million as of December 31, 2015.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $20.0 million due to a reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	September 30, 2016	December 31, 2015
Notes with the FHLB:
Convertible note due January 2017 at 4.71%	$10,000	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	5,024	8,000
Amortizing fixed rate borrowing due January 2018 at 0.91%	814	1,267
Amortizing fixed rate borrowing due December 2018 at 1.425%	1,835	2,434
Amortizing fixed rate borrowing due June 2020 at 1.490%	7,569	9,033
Amortizing fixed rate borrowing due December 2020 at 1.706%	4,277	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	4,775	5,392
	$34,294	$41,126

The convertible note contains an option which allows the FHLB, at quarterly intervals to change the note to an adjustable-rate advance at three month LIBOR plus 17 basis points.  If the note is converted, the option allows the Bank to put the funds back to the FHLB without penalty.

Stockholders' Equity and Capital Ratios

As of September 30, 2016, stockholders' equity totaled $115.7 million, compared to $101.0 million as of December 31, 2015.   The net change in stockholders' equity included $4.4 million of net income that was partially offset by $3.6 million of dividends declared, and a $447,000 decrease due to an increase in Treasury Stock, and a $283,000 increase, net, due to the exercise and vesting of stock options and restricted stock.  In addition, total equity increased $1.9 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax, and $12.1 million as a result of the acquisition of Delaware Bancshares, Inc.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	September 30, 2016	December 31, 2015
Tier 1 Capital
(To average assets)	10.64%	12.40%
Tier 1 Capital
(To risk-weighted assets)	14.22%	15.86%
Common Equity Tier 1 Capital
(To risk-weighted assets)	14.22%	15.86%
Total Capital
(To risk-weighted assets)	15.04%	17.09%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2016.

Liquidity

As of September 30, 2016, the Company had cash and cash equivalents of $33.1 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $310.1 million which could be used for liquidity needs.  This totals $343.2 million of liquidity and represents 30.5% of total assets compared to $148.9 million and 19.8% of total assets as of December 31, 2015.  The Company also monitors other liquidity measures, all of which were within the

Company's policy guidelines as of September 30, 2016 and December 31, 2015.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2017.  There were no borrowings under this line as of September 30, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2016 and December 31, 2015.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of September 30, 2016 and December 31, 2015.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $256,500,000 as of September 30, 2016, of which $34,294,000 and $60,798,000 was outstanding at September 30, 2016 and December 31, 2015, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$15,756	$22	0.53%	$4,508	$3	0.27%
Securities available for sale:
Taxable	141,751	625	1.77	93,051	454	1.95
Tax-exempt (1)	100,538	930	3.70	60,100	692	4.61
Total securities available for sale (1)	242,289	1,555	2.57	153,151	1,146	2.99
Loans receivable (1) (4) (5)	661,781	7,437	4.50	539,487	6,083	4.51
Total interest-earning assets	919,826	9,014	3.92	697,146	7,232	4.15
Non-interest earning assets:
Cash and due from banks	13,340			9,016
Allowance for loan losses	(5,980)			(5,815)
Other assets	73,091			43,808
Total non-interest earning assets	80,451			47,009
Total Assets	$1,000,277			$744,155
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$231,303	$91	0.16	$182,645	$79	0.17
Savings	155,896	23	0.06	75,321	10	0.05
Time	245,406	563	0.92	203,658	522	1.03
Total interest-bearing deposits	632,605	677	0.43	461,624	611	0.53
Short-term borrowings	34,192	65	0.76	33,175	19	0.23
Other borrowings	35,386	216	2.44	30,541	189	2.48
Total interest-bearing liabilities	702,183	958	0.55	525,340	819	0.62
Non-interest bearing liabilities:
Demand deposits	171,329			113,094
Other liabilities	12,542			4,376
Total non-interest bearing liabilities	183,871			117,470
Stockholders' equity	114,223			101,345
Total Liabilities and Stockholders' Equity	$1,000,277			$744,155

Net interest income (tax equivalent basis)		8,056	3.37%		6,413	3.53%
Tax-equivalent basis adjustment		(486)			(360)
Net interest income		$7,570			$6,053
Net interest margin (tax equivalent basis)			3.50%			3.68%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2016 Compared to
	Three months ended September 30, 2015
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$10	$9	$19
Securities available for sale:
Taxable	230	(59)	171
Tax-exempt securities	432	(194)	238
Total securities	662	(253)	409
Loans receivable	1,371	(17)	1,354
Total interest earning assets	2,043	(261)	1,782

Interest bearing liabilities:
Interest-bearing demand and money market	18	(6)	12
Savings	10	3	13
Time	104	(63)	41
Total interest bearing deposits	132	(66)	66
Short-term borrowings	2	44	46
Other borrowings	31	(4)	27
Total interest bearing liabilities	165	(26)	139
Net interest income (tax-equivalent basis)	$1,878	$(235)	$1,643

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended September 30, 2016 to September 30, 2015

General

For the three months ended September 30, 2016, net income totaled $612,000 compared to $1,777,000 earned in the similar period in 2015.  The decrease in net income for the three months ended September 30, 2016 was due primarily to $1,659,000 of merger related expenses and approximately $795,000 of expenses related to the operations of the twelve new community offices acquired.   Earnings per share for the current period were $.15 per share for basic and fully diluted compared to $.48 per share for basic and fully diluted shares for the three months ended September 30, 2015.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2016 were 0.24% and 2.13%, respectively, compared to 0.95% and 6.95%, respectively, for the similar period in 2015.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2016 to September 30, 2015
Net income three months ended September 30, 2015	$1,777
Change due to:
Net interest income	1,517
Provision for loan losses	270
Net gain on sales of loans and securities	(79)
Other income	407
Salaries and employee benefits	(895)
Occupancy, furniture and equipment	(282)
Foreclosed real estate owned	(72)
Merger related	(1,659)
All other expenses	(701)
Income tax expense	329

Net income three months ended September 30, 2016	$612

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2016 totaled $8,056,000 which was $1,643,000 higher than the comparable period in 2015.  The increase in net interest income includes a $1,354,000 increase in interest income (fte) on loans and a $410,000 increase in interest income (fte) on other interest-earning assets resulting primarily from the acquisition.  The fte net interest spread and net interest margin were 3.37% and 3.50%, respectively, for the three months ended September 30, 2016 compared to 3.53% and 3.68%, respectively, for the similar period in 2015.

Interest income (fte) totaled $9,014,000 with a yield on average earning assets of 3.92% compared to $7,232,000 and 4.15% for the 2015 period. Average loans increased $122.3 million over the comparable period of last year primarily due to the acquisition, while average securities increased $89.1 million.  Average earning assets totaled $919.8 million for the three months ended September 30, 2016, an increase of $222.7 million over the average for the similar period in 2015.

Interest expense for the three months ended September 30, 2016 totaled $958,000 at an average cost of 0.55% compared to $819,000 and 0.62% for the similar period in 2015.  The decline in average cost reflects the increase in lower costing core deposits acquired.  The cost of time deposits, which is the most significant component of funding, decreased to 0.92% from 1.03% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended September 30, 2016 was $450,000 compared to $720,000 for the three months ended September 30, 2015.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $84,000 for the quarter ended September 30, 2016 compared to $920,000 for the similar period in 2015.

Other Income

Other income totaled $1,399,000 for the three months ended September 30, 2016 compared to $1,071,000 for the similar period in 2015.  Net gains from the sale of loans and securities decreased $79,000 compared to the same period of 2015. All other items of other income increased $407,000, net, compared to the same period of last year due primarily to the acquisition.

Other Expense

Other expense for the three months ended September 30, 2016 totaled $7,679,000 which was $3,609,000 higher than the same period of 2015.  Merger related expenses totaled $1,659,000 during the current year period while costs related to the operations of the offices acquired totaled $795,000.  All other operating expenses increased $1,155,000, net.

Income Tax Expense

Income tax expense totaled $228,000 for an effective tax rate of 27.1% for the period ending September 30, 2016 compared to $557,000 for an effective tax rate of 23.9% for the similar period in 2015. The increase in the effective tax rate reflects expenses related to the acquisition which are non-deductible for tax purposes.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2016			2015
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$7,117	$28	0.52%	$7,960	$15	0.25%
Securities available for sale:
Taxable	101,851	1,503	1.97	97,310	1,509	2.07
Tax-exempt (1)	72,763	2,279	4.18	59,068	2,084	4.70
Total securities available for sale (1)	174,614	3,782	2.89	156,378	3,593	3.06
Loans receivable (1) (4) (5)	598,808	20,187	4.49	523,269	18,230	4.65
Total interest-earning assets	780,539	23,997	4.10	687,607	21,838	4.23
Non-interest earning assets:
Cash and due from banks	10,034			8,492
Allowance for loan losses	(6,845)			(6,001)
Other assets	56,345			45,052
Total non-interest earning assets	59,534			47,543
Total Assets	$840,073			$735,150
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$195,501	$243	0.17	$178,248	$226	0.17
Savings	104,281	42	0.05	74,756	28	0.05
Time	213,518	1,553	0.97	214,076	1,579	0.98
Total interest-bearing deposits	513,300	1,838	0.48	467,080	1,833	0.52
Short-term borrowings	42,931	142	0.44	29,065	47	0.22
Other borrowings	37,656	669	2.37	28,056	553	2.63
Total interest bearing liabilities	593,887	2,649	0.59	524,201	2,433	0.62
Non-interest bearing liabilities:
Demand deposits	132,263			105,677
Other liabilities	6,955			4,250
Total non-interest bearing liabilities	139,218			109,927
Stockholders' equity	106,968			101,022
Total Liabilities and Stockholders' Equity	$840,073			$735,150

Net interest income (tax equivalent basis)		21,348	3.50%		19,405	3.62%
Tax-equivalent basis adjustment		(1,209)			(996)
Net interest income		$20,139			$18,409
Net interest margin (tax equivalent basis)			3.65%			3.76%
(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2016 Compared to
	Nine months ended September 30, 2015
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(3)	$16	$13
Securities available for sale:
Taxable	45	(51)	(6)
Tax-exempt securities	345	(150)	195
Total securities	390	(201)	189
Loans receivable	2,273	(316)	1,957
Total interest earning assets	2,660	(501)	2,159

Interest bearing liabilities:
Interest-bearing demand and money market	17	-	17
Savings	14	-	14
Time	(5)	(21)	(26)
Total interest bearing deposits	26	(21)	5
Short-term borrowings	38	57	95
Other borrowings	183	(67)	116
Total interest bearing liabilities	247	(31)	216
Net interest income (tax-equivalent basis)	$2,413	$(470)	$1,943

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Nine Months Ended September 30, 2016 to September 30, 2015

General

For the nine months ended September 30, 2016, net income totaled $4,365,000 compared to $5,781,000 earned in the similar period in 2015.  The decrease in net income for the nine months ended September 30, 2016 was due primarily to $1,664,000 of expenses related to the acquisition of Delaware Bancshares, Inc., as well as approximately $795,000 of costs to operate the twelve offices acquired. Earnings per share for the current period were $1.16 per share for basic and $1.15 per share fully diluted compared to $1.57 per share for basic and fully diluted shares for the nine months ended September 30, 2015.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2016 was 0.69% and 5.45%, respectively, compared to 1.05% and 7.65%, respectively, for the similar period in 2015.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2016 to September 30, 2015
Net income nine months ended September 30, 2015	$5,781
Change due to:
Net interest income	1,730
Provision for loan losses	160
Gain on sales of loans and securities	(241)
Other income	447
Salaries and employee benefits	(1,237)
Occupancy, furniture and equipment	(165)
Foreclosed real estate owned	(146)
Merger related	(1,664)
All other expenses	(919)
Income tax expense	619

Net income nine months ended September 30, 2016	$4,365

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2016 totaled $21,348,000 which was $1,943,000 higher than the comparable period in 2015.  The increase in net interest income largely reflects the benefits from assets acquired.  The fte net interest spread and net interest margin were 3.50% and 3.65%, respectively, for the nine months ended September 30, 2016 compared to 3.62% and 3.76%, respectively, for the similar period in 2015.

Interest income (fte) totaled $23,997,000 with a yield on average earning assets of 4.10% compared to $21,838,000 and 4.23% for the 2015 period. Average loans increased $75.5 million over the comparable period of last year due to the acquisition while average securities also increased $18.2 million.  Average earning assets totaled $780.5 million for the nine months ended September 30, 2016, an increase of $92.9 million over the average for the similar period in 2015.

Interest expense for the nine months ended September 30, 2016 totaled $2,649,000 at an average cost of 0.59% compared to $2,433,000 and 0.62% for the similar period in 2015.  The cost of time deposits, which is the most significant component of funding, decreased to 0.97% from 0.98% for the similar period in the prior year.  As time deposits matured, they repriced at the current market rates.

Provision for Loan Losses

The Company's provision for loan losses for the nine months ended September 30, 2016 was $1,600,000 compared to $1,760,000 for the nine months ended September 30, 2015.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $2,734,000 for the nine months ended September 30, 2016 compared to $1,888,000 for the similar period in 2015.

Other Income

Other income totaled $3,689,000 for the nine months ended September 30, 2016 compared to $3,483,000 for the similar period in 2015.  Net gains from the sale of loans and securities decreased $241,000 compared to the same period of 2015. All other items of other income increased $447,000, net, compared to the same period of last year.

Other Expense

Other expense for the nine months ended September 30, 2016 totaled $16,556,000 which was $4,131,000 higher than the same period of 2015.  Merger costs totaled $1,664,000 in the current period while costs to operate the offices acquired totaled $795,000.  All other operating expenses increased $1,672,000, net.

Income Tax Expense

Income tax expense totaled $1,307,000 for an effective tax rate of 23.0% for the period ending September 30, 2016 compared to $1,926,000 for an effective tax rate of 25.0% for the similar period in 2015. The reduction in the effective tax rate reflects an increase in the level of tax-exempt income.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2016, the level of net interest income at risk in a ±200 basis point change in interest rates was within the Company's policy limits.  The Company's policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2016, the Company had a positive 90-day interest sensitivity gap of $51.7 million or 4.6% of total assets, compared to the $38.8 million or 5.2% of total assets as of December 31, 2015.  Rate sensitive assets repricing within 90 days increased $52.2 million due primarily to a $32.5 million increase in loans repricing.  The majority of this increase reflects new loans acquired.  Rate sensitive liabilities increased $39.3 million since year end due to a $50.7 million increase in deposits.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2016
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$13,629	$-	$100	$-	$13,729
Securities	10,310	26,262	59,582	213,972	310,126
Loans Receivable	161,944	161,183	193,287	189,785	706,199
Total RSA	$185,883	$187,445	$252,969	$403,757	$1,030,054

Non-maturity interest-bearing deposits	$70,248	$74,399	$198,304	$103,399	$446,350
Time Deposits	46,095	109,264	89,342	30,712	275,413
Other	17,824	28,016	24,793	5,065	75,698
Total RSL	$134,167	$211,679	$312,439	$139,176	$797,461

Interest Sensitivity Gap	$51,716	$(24,234)	$(59,470)	$264,581	$232,593
Cumulative Gap	51,716	27,482	(31,988)	232,593
RSA/RSL-cumulative	138.5%	107.9%	95.1%	129.2%

December 31, 2015

Interest Sensitivity Gap	$38,817	$11,614	$(57,114)	$168,269	$161,586
Cumulative Gap	38,817	50,431	(6,683)	161,586
RSA/RSL-cumulative	140.9%	122.8%	98.5%	130.1%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part II, Item 1 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company's Form 10-K for the year ended December 31, 2015.

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

NORWOOD FINANCIAL CORP.

Date:	November 9, 2016	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)