Form 10-Q
period 2017-03-31
NORWOOD FINANCIAL CORP
filed 2017-05-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ] Accelerated filer   [ X]
Non-accelerated filer   [  ] Smaller reporting company   [  ]
(Do not check if a smaller reporting company)                                                            Emerging growth company   [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2017
Common stock, par value $0.10 per share	4,164,307

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$12,057	$14,900
Interest bearing deposits with banks	7,785	2,274
Cash and cash equivalents	19,842	17,174

Securities available for sale, at fair value	295,801	302,564
Loans receivable	719,443	713,889
Less: Allowance for loan losses	6,901	6,463
Net loans receivable	712,542	707,426
Regulatory stock, at cost	1,939	2,119
Bank premises and equipment, net	13,073	13,531
Bank owned life insurance	36,352	36,133
Accrued interest receivable	3,532	3,643
Foreclosed real estate owned	4,703	5,302
Goodwill	11,331	11,331
Other intangibles	571	612
Deferred tax asset	8,923	8,989
Other assets	3,006	2,359
TOTAL ASSETS	$1,111,615	$1,111,183

LIABILITIES
Deposits:
Non-interest bearing demand	$192,735	$191,445
Interest-bearing	738,678	733,940
Total deposits	931,413	925,385
Short-term borrowings	28,383	32,811
Other borrowings	28,877	32,001
Accrued interest payable	909	1,069
Other liabilities	9,081	8,838
TOTAL LIABILITIES	998,663	1,000,104

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 4,164,723 shares	416	416
Surplus	47,678	47,682
Retained earnings	68,268	67,225
Treasury stock at cost: 2017: 2,566 shares,
2016: 4,509 shares	(93)	(125)
Accumulated other comprehensive loss	(3,317)	(4,119)
TOTAL STOCKHOLDERS' EQUITY	112,952	111,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,111,615	$1,111,183

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Loans receivable, including fees	$7,806	$6,135
Securities	1,618	890
Other	10	1
Total interest income	9,434	7,026

INTEREST EXPENSE
Deposits	766	581
Short-term borrowings	28	39
Other borrowings	143	231
Total interest expense	937	851
NET INTEREST INCOME	8,497	6,175
PROVISION FOR LOAN LOSSES	600	450
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,897	5,725

OTHER INCOME
Service charges and fees	936	574
Income from fiduciary activities	106	102
Net realized gains on sales of securities	6	64
Gains on sale of loans and servicing rights, net	-	30
Gain on sale of deposits	209	-
Earnings and proceeds on bank owned life insurance	255	167
Other	131	130
Total other income	1,643	1,067

OTHER EXPENSES
Salaries and employee benefits	3,219	2,303
Occupancy, furniture & equipment, net	911	495
Data processing and related operations	344	271
Taxes, other than income	233	205
Professional fees	249	151
Federal Deposit Insurance Corporation insurance	95	115
Foreclosed real estate	572	31
Amortization of intangibles	41	24
Other	950	754
Total other expenses	6,614	4,349

INCOME BEFORE INCOME TAXES	2,926	2,443
INCOME TAX EXPENSE	550	567
NET INCOME	$2,376	$1,876

BASIC EARNINGS PER SHARE	$0.57	$0.51

DILUTED EARNINGS PER SHARE	$0.57	$0.51

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$2,376	$1,876
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	1,223	2,019
Tax effect	(417)	(686)
Reclassification of gains recognized in net income	(6)	(64)
Tax effect	2	22
Other comprehensive income	802	1,291
Comprehensive Income	$3,178	$3,167

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Three Months Ended March 31, 2017
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2016	4,164,723	$416	$47,682	$67,225	4,509	$(125)	$(4,119)	$111,079
Net Income	-	-	-	2,376	-	-	-	2,376
Other comprehensive income	-	-	-	-	-	-	802	802
Cash dividends declared ($.32 per share)	-	-	-	(1,333)	-	-	-	(1,333)
Compensation expense related to restricted stock	-	-	36	-	-	-	-	36
Acquisition of treasury stock	-	-	-	-	12,257	(463)	-	(463)
Stock options exercised	-	-	(114)	-	(14,200)	495	-	381
Tax benefit of stock options	-	-	51	-	-	-	-	51
Compensation expense related to stock options	-	-	23	-	-	-	-	23
Balance, March 31, 2017	4,164,723	$416	$47,678	$68,268	2,566	$(93)	$(3,317)	$112,952

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$2,376	$1,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	450
Depreciation	237	137
Amortization of intangible assets	41	24
Deferred income taxes	(347)	(452)
Net amortization of securities premiums and discounts	591	236
Net realized gain on sales of securities	(6)	(64)
Gain on sale of deposits	(209)	-
Earnings and proceeds on bank owned life insurance	(255)	(167)
Loss (gain) on sales and writedowns of fixed assets and foreclosed real estate owned	455	(6)
Gain on sale of mortgage loans	-	(32)
Mortgage loans originated for sale	-	(981)
Proceeds from sale of mortgage loans originated for sale	-	1,013
Compensation expense related to stock options	23	18
Compensation expense related to restricted stock	36	22
Decrease (increase) in accrued interest receivable	111	(124)
Decrease in accrued interest payable	(160)	(32)
Other, net	(303)	717
Net cash provided by operating activities	3,190	2,635

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	4	15,284
Proceeds from maturities and principal reductions on mortgage-backed securities	7,389	3,383
Purchases	-	(21,980)
Purchase of regulatory stock	(760)	(994)
Redemption of regulatory stock	940	1,424
Net increase in loans	(5,782)	(6,032)
Purchase of premises and equipment	(44)	(55)
Proceeds from sales of fixed assets and foreclosed real estate owned	409	48
Net cash provided by (used in) investing activities	2,156	(8,922)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,896	9,582
Deposits sold	(13,659)	-
Net decrease in short-term borrowings	(4,428)	(563)
Repayments of other borrowings	(13,124)	(2,270)
Proceeds from other borrowings	10,000	-
Stock options exercised	381	83
Tax benefit of stock options exercised	51	2
Purchase of treasury stock	(463)	(447)
Cash dividends paid	(1,332)	(1,147)
Net cash (used in) provided by financing activities	(2,678)	5,240
Increase (decrease) in cash and cash equivalents	2,668	(1,047)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,174	10,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,842	$8,963

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,097	$883
Income taxes paid, net of refunds	$11	$-
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$53	$50
Cash dividends declared	$1,333	$1,145

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future interim period.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year-ended December 31, 2016.

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

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Weighted average shares outstanding	4,162	3,700
Less: Unvested restricted shares	(19)	(14)
Basic EPS weighted average shares outstanding	4,143	3,686

Basic EPS weighted average shares outstanding	4,143	3,686
Add: Dilutive effect of stock options	35	4
Diluted EPS weighted average shares outstanding	4,178	3,690

As of March 31, 2017, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $41.89 per share on March 31, 2017.

At March 31, 2016, there were 75,574 anti-dilutive options based on Norwood's closing price of $27.36 per share.

3.         Stock-Based Compensation

No awards were granted during the three-month period ending March 31, 2017. As of March 31, 2017, there was $69,000 of total unrecognized compensation cost related to non-vested options granted in 2016 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2017. Compensation costs related to stock options amounted to $23,000 and $18,000 during the three-month periods ended March 31, 2017 and 2016, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2017	160,429	$27.37	5.6	Yrs.	$932
Granted	-	-	-		-
Exercised	(14,200)	26.85	4.5	Yrs.	-
Forfeited	(1,000)	28.55	8.8	Yrs.	-
Outstanding at March 31, 2017	145,229	$27.42	5.4	Yrs.	$1,969

Exercisable at March 31, 2017	129,229	$26.66	4.9	Yrs.	$1,969

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $41.89 as of March 31, 2017 and $33.14 as of December 31, 2016.

A summary of the Company's restricted stock activity for the three-month period ended March 31, 2017 is as follows:

2017
Weighted-Average
	Number of	Grant Date
	Restricted Stock	Fair Value
Non-vested, January 1,	18,690	$30.96
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested, March 31,	18,690	$30.96

The expected future compensation expense relating to the 18,690 shares of non-vested restricted stock outstanding as of March 31, 2017 is $543,000.  This cost will be recognized over the remaining vesting period of 4.75 years.  Compensation costs related to restricted stock amounted to $36,000 and $22,000 during the three-month periods ended March 31, 2017 and 2016, respectively.

4.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss)                (in thousands) by component net of tax for the three months ended March 31, 2017 and 2016:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	806
Amount reclassified from accumulated other comprehensive income	(4)
Total other comprehensive income	802
Balance as of March 31, 2017	$(3,317)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	1,333
Amount reclassified from accumulated other comprehensive income	(42)
Total other comprehensive income	1,291
Balance as of March 31, 2016	$1,779

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2017 and 2016:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income

	Three months ended
	March 31,
	2017	2016
Unrealized gains on available for sale securities	$6	$64	Net realized gains on sales of securities
	(2)	(22)	Income tax expense
	$4	$42

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	March 31,
	2017	2016

Commitments to grant loans	$21,128	$20,803
Unfunded commitments under lines of credit	61,708	49,644
Standby letters of credit	5,642	5,321
	$88,478	$75,768

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2017 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,004	$-	$(8)	$1,996
States and political subdivisions	126,756	1,071	(2,627)	125,200
Corporate obligations	10,208	41	(142)	10,107
Mortgage-backed securities-
government sponsored entities	162,031	26	(3,981)	158,076
Total debt securities	300,999	1,138	(6,758)	295,379
Equity securities-financial services	310	112	-	422
	$301,309	$1,250	$(6,758)	$295,801

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,005	$-	$(8)	$1,997
States and political subdivisions	127,585	884	(3,368)	125,101
Corporate obligations	10,255	37	(180)	10,112
Mortgage-backed securities-government
sponsored entities	169,124	26	(4,220)	164,930
Total debt securities	308,969	947	(7,776)	302,140
Equity securities-financial services	320	104	-	424
	$309,289	$1,051	$(7,776)	$302,564

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,996	$(8)	$-	$-	$1,996	$(8)
States and political subdivisions	86,377	(2,623)	207	(4)	86,584	(2,627)
Corporate obligations	6,903	(142)	-	-	6,903	(142)
Mortgage-backed securities-government sponsored entities	146,400	(3,701)	9,458	(280)	155,858	(3,981)
	$241,676	$(6,474)	$9,665	$(284)	$251,341	$(6,758)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,997	$(8)	$-	$-	$1,997	$(8)
States and political subdivisions	90,109	(3,362)	205	(6)	90,314	(3,368)
Corporate obligations	6,895	(180)	-	-	6,895	(180)
Mortgage-backed securities-government sponsored entities	152,614	(3,912)	9,967	(308)	162,581	(4,220)
	$251,615	$(7,462)	$10,172	$(314)	$261,787	$(7,776)

At March 31, 2017, the Company has 224 debt securities in an unrealized loss position in the less than twelve months category and 12 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2017.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,335	$4,328
Due after one year through five years	22,084	21,967
Due after five years through ten years	48,768	47,348
Due after ten years	63,781	63,660

Mortgage-backed securities-government sponsored agencies	162,031	158,076
	$300,999	$295,379

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2017	2016
Gross realized gains	$12	$64
Gross realized losses	(6)	-
Net realized gain	$6	$64
Proceeds from sales of securities	$4	$15,284

Securities with a carrying value of $230,852,000 and $102,875,000 at March 31, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  The increase reflects pledging requirements resulting from the acquisition of Delaware Bancshares, Inc. ("Delaware").

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated:

	Types of loans
	(dollars in thousands)

	March 31, 2017		December 31, 2016
Real Estate Loans:
Residential	$236,676	32.9%	$237,177	33.2%
Commercial	327,067	45.5	320,187	44.8
Construction	18,075	2.5	19,709	2.8
Commercial, financial and agricultural	82,183	11.4	85,508	12.0
Consumer loans to individuals	55,648	7.7	51,524	7.2
Total loans	719,649	100.0%	714,105	100.0%
Deferred fees, net	(206)		(216)
Total loans receivable	719,443		713,889
Allowance for loan losses	(6,901)		(6,463)
Net loans receivable	$712,542		$707,426

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

(In Thousands)	July 31, 2016

Contractually required principal and interest	$2,621
Non-accretable discount	(1,014)
Expected cash flows	1,607
Accretable discount	(239)
Estimated fair value	$1,368

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three-month period ended March 31 (in thousands):

2017
Balance at beginning of period	$208
Additions	-
Accretion	(19)
Reclassification and other	-
Balance at end of period	$189

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2017	December 31, 2016

Outstanding Balance	$1,743	$1,821
Carrying Amount	$1,356	$1,386

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of March 31, 2017 and December 31, 2016, foreclosed real estate owned totaled $4,703,000 and $5,302,000, respectively.  As of March 31, 2017, included within foreclosed real estate owned is $135,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of March 31, 2017, the Company has initiated formal foreclosure proceedings on $801,000 of consumer residential mortgages.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2017	(In thousands)

Individually evaluated for impairment	$83	$2,518	$-	$-	$-	$2,601
Loans acquired with deteriorated credit quality	826	530	-	-	-	1,356
Collectively evaluated for impairment	235,767	324,019	18,075	82,183	55,648	715,692
Total Loans	$236,676	$327,067	$18,075	$82,183	$55,648	$719,649

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2016

Individually evaluated for impairment	$23	$2,601	$-	$-	$-	$2,624
Loans acquired with deteriorated credit quality	821	565	-	-	-	1,386
Collectively evaluated for impairment	236,333	317,021	19,709	85,508	51,524	710,095
Total Loans	$237,177	$320,187	$19,709	$85,508	$51,524	$714,105

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$83	$88	$-
Commercial	2,518	3,399	-
Subtotal	2,601	3,487	-
Total:
Real Estate Loans
Residential	83	88	-
Commercial	2,518	3,399	-
Total Impaired Loans	$2,601	$3,487	$-

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	2,601	3,427	-
Subtotal	2,624	3,455	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	2,601	3,427	-
Total Impaired Loans	$2,624	$3,455	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three months ended March 31, 2017 and 2016 (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2017	2016	2017	2016

Real Estate Loans:
Residential	$83	$164	$-	$1
Commercial	2,559	8,640	22	32
Total	$2,642	$8,804	$22	$33

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2017, troubled debt restructured loans totaled $1.4 million with no specific reserve.  As of December 31, 2016, troubled debt restructured loans totaled $1.5 million with no specific reserve.  For the period ended March 31, 2017, there were no new loans identified as troubled debt restructurings.  During 2017, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $262,000 as of March 31, 2017.

 For the period ended March 31, 2016, there were no new loans identified as troubled debt restructurings. During the 2016 period, the Company recognized a write-down of $100,000 on a loan previously identified as a troubled debt restructuring with a carrying value of $432,000 as of March 31, 2016.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as non performance, repossession, or death occurs to raise awareness of a possible credit event.  The Company's Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $1,500,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2017 and December 31, 2016 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2017
Commercial real estate loans	$311,301	$11,081	$4,685	$-	$327,067
Commercial loans	81,176	913	94	-	82,183
Total	$392,477	$11,994	$4,779	$-	$409,250

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2016
Commercial real estate loans	$310,432	$5,432	$4,323	$-	$320,187
Commercial loans	84,600	885	23	-	85,508
Total	$395,032	$6,317	$4,346	$-	$405,695

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2017 and December 31, 2016 (in thousands):

	Performing	Nonperforming	Total
March 31, 2017
Residential real estate loans	$235,306	$1,370	$236,676
Construction	18,055	20	18,075
Consumer loans	55,648	-	55,648
Total	$309,009	$1,390	$310,399

	Performing	Nonperforming	Total
December 31, 2016
Residential real estate loans	$235,829	$1,137	$237,177
Construction	19,681	28	19,709
Consumer loans	51,524	-	51,524
Total	$307,034	$1,165	$308,410

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2017 and December 31, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2017
Real Estate loans
Residential	$234,706	$596	$4	$-	$1,370	$1,970	$236,676
Commercial	325,895	450	-	-	722	1,172	327,067
Construction	18,055	-	-	-	20	20	18,075
Commercial loans	82,036	109	38	-	-	147	82,183
Consumer loans	55,587	61	-	-	-	61	55,648
Total	$716,279	$1,216	$42	$-	$2,112	$3,370	$719,649

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2016
Real Estate loans
Residential	$234,790	$986	$264	$1	$1,136	$2,387	$237,177
Commercial	318,979	445	1	-	762	1,208	320,187
Construction	19,681	-	-	-	28	28	19,709
Commercial loans	85,355	143	10	-	-	153	85,508
Consumer loans	51,456	39	29	-	-	68	51,524
Total	$710,261	$1,613	$304	$1	$1,926	$3,844	$714,105

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

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(39)	(85)	(8)	-	(52)	(184)
Recoveries	1	2	12	-	7	22
Provision for loan losses	125	291	13	62	109	600
Ending balance, March 31, 2017	$1,179	$4,831	$95	$369	$427	$6,901
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,179	$4,831	$95	$369	$427	$6,901

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	-	(129)	-	-	(7)	(136)
Recoveries	1	2	-	-	27	30
Provision for loan losses	7	379	19	49	(4)	450
Ending balance, March 31, 2016	$1,077	$5,758	$109	$446	$252	$7,642
Ending balance individually evaluated for impairment	$-	$1,644	$-	$-	$-	$1,644
Ending balance collectively evaluated for impairment	$1,077	$4,114	$109	$446	$252	$5,998

The Company's primary business activity as of March 31, 2017 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of March 31, 2017, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $79.2 million of loans outstanding, or 11.0% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $50.2 million, or 7.0% of loans outstanding.  During 2017, the Company did not recognize any losses in the named concentrations.

The Company did not sell any residential mortgage loans during the first three months of 2017.  Gross realized gains and gross realized losses on sales of residential mortgage loans were $30,000 and $0, respectively, in the first three months of 2016.  The proceeds from the sales of residential mortgage loans totaled $1.0 million for the three months ended March 31, 2016.

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

The following is a discussion of assets and liabilities measured at fair value and valuation techniques applied:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2017
Available for Sale:
U.S. Treasury securities	$1,996	$-	$1,996	$-
States and political subdivisions	125,200	-	125,200	-
Corporate obligations	10,107	-	10,107	-
Mortgage-backed securities-government
sponsored agencies	158,076	-	158,076	-
Equity securities-financial services	422	422	-	-
Total	$295,801	$422	$295,379	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2016
Available for Sale:
U.S. Treasury securities	$1,997	$-	$1,997	$-
States and political subdivisions	125,101	-	125,101	-
Corporate obligations	10,112	-	10,112	-
Mortgage-backed securities-government
sponsored agencies	164,930	-	164,930	-
Equity securities-financial services	424	424	-	-
Total	$302,564	$424	$302,140	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2017 and December 31, 2016 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2017
Impaired Loans	$2,601	$-	$-	$2,601
Foreclosed Real Estate Owned	4,703	-	-	4,703

December 31, 2016
Impaired Loans	$2,624	$-	$-	$2,624
Foreclosed Real Estate Owned	5,302	-	-	5,302

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2017
Impaired loans	$1,460	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,141	Present value of future cash flows	Loan discount rate	4.00-5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$4,703	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$1,473	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,151	Present value of future cash flows	Loan discount rate	4-5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$5,302	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, the fair value investment in impaired loans totaled $2,601,000 which included eight loans that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of March 31, 2017, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $886,000 over the life of the loans.

As of December 31, 2016, the fair value investment in impaired loans totaled $2,624,000 which included seven loans that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2016, the Company had recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $831,000 over the life of the loans.

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

The estimated fair values of the Bank's financial instruments were as follows at March 31, 2017 and December 31, 2016. (In thousands)

	Fair Value Measurements at March 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,842	$19,842	$19,842	$-	$-
Securities	295,801	295,801	422	295,379	-
Loans receivable, net	712,542	717,527	-	-	717,527
Mortgage servicing rights	224	250		-	250
Regulatory stock	1,939	1,939	1,939	-	-
Bank owned life insurance	36,352	36,352	36,332	-	-
Accrued interest receivable	3,532	3,532	3,532	-	-

Financial liabilities:
Deposits	931,413	931,055	638,424	-	292,631
Short-term borrowings	28,383	28,383	28,383	-	-
Other borrowings	28,877	28,680	-	-	28,680
Accrued interest payable	909	909	909	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,174	$17,174	$17,174	$-	$-
Securities	302,564	302,564	424	302,140	-
Loans receivable, net	707,426	716,661	-	-	716,661
Mortgage servicing rights	232	250	-	-	250
Regulatory stock	2,119	2,119	2,119	-	-
Bank owned life insurance	36,133	36,133	36,133	-	-
Accrued interest receivable	3,643	3,643	3,643	-	-

Financial liabilities:
Deposits	925,385	925,561	629,829	-	295,732
Short-term borrowings	32,811	32,811	32,811	-	-
Other borrowings	32,001	31,863	-	-	31,863
Accrued interest payable	1,069	1,069	1,069	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

9. New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow-scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period.  This Update is not expected to have a significant impact on the Company's financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration.  The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance.  The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company's financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a "set") is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  This Update is not expected to have a significant impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant's current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

 10.       Acquisition of Delaware Bancshares, Inc.

  On July 31, 2016, Norwood Financial Corp. (the "Company") closed on its acquisition of Delaware Bancshares, Inc. ("Delaware")  pursuant to the terms of the Agreement and Plan of Merger, dated March 10, 2016, by and among the Company, Wayne Bank, Delaware and The National Bank of Delaware County (the "Merger Agreement").

Pursuant to the terms of the Merger Agreement, Delaware was merged with and into the Company, with the Company as the surviving corporation of the merger (the "Merger").  At the effective time of the Merger, each outstanding share of the common stock of Delaware was converted into, at the election of the holder but subject to the limitations and allocation and proration provisions set forth in the Merger Agreement, either $16.68 in cash or 0.6221 of a share of the common stock, par value $0.10 per share (the "Common Stock") of the Company.  In the aggregate, the merger consideration paid to Delaware shareholders consisted of approximately $3,860,000 in cash and 431,605 shares of Norwood common stock.  Immediately following the Merger, The National Bank of Delaware County ("NBDC") was merged with and into Wayne Bank, a wholly-owned subsidiary of the Company, with Wayne Bank as the surviving entity.

In connection with the Merger, the Company assumed the obligations of Delaware under the Indenture, dated as of October 31, 2007, by and between Delaware, as issuer, and Wells Fargo Bank, National Association, as trustee (the "Indenture") and Delaware's Junior Subordinated Debt Securities, due January 1, 2038 (the "Debt Securities") issued thereunder.  The Debt Securities were issued by Delaware in connection with a private placement completed on October 31, 2007 of $8.0 million of trust preferred securities issued through the Delaware Bancshares Capital Trust I (the "Trust").  The proceeds from the initial sale of the trust preferred securities on October 31, 2007 were used by the Trust to purchase the Debt Securities.  The Debt Securities bore interest at a variable rate which reset quarterly at LIBOR plus 2.4%, and were redeemable, in whole or in part, without penalty, at the option of the Company, beginning on January 1, 2013 and on any January 1, April 1, July 1 or October 1 thereafter.  The interest payments on the Debt Securities made by the Company were used to pay the quarterly distributions payable by the Trust to the holders of the trust preferred securities.  The Company redeemed the debt securities and the trust preferred securities in full on October 3, 2016.

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

The following table summarizes the purchase of Delaware Bancshares, Inc. as of July 31, 2016:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
Delaware Bancshares, Inc. common shares settled for stock	694,114
Exchange Ratio	0.6221
Norwood Financial Corp. shares issued	431,605
Value assigned to each Norwood Financial Corp. common share	$28.15
Purchase price assigned to Delaware Bancshares, Inc. common shares		$12,150
exchanged for Norwood Financial Corp. shares

Purchase Price Consideration - Cash for Common Stock
Delaware Bancshares, Inc. shares exchanged for cash	231,385
Purchase price paid to each Delaware Bancshares, Inc. common share exchanged for cash	$16.68
Purchase price assigned to Delaware Bancshares, Inc. common shares exchanged for cash		$3,860
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$16,016

Net Assets Acquired:

Delaware Bancshares, Inc. shareholders' equity	$19,357
Delaware Bancshares, Inc. goodwill and intangibles	(7,640)
Total tangible equity	11,717

Adjustments to reflect assets acquired at fair value:
Investments	219
Loans
Interest rate	1,486
General credit	(1,614)
Specific credit - non-amortizing	(260)
Specific credit - amortizing	(239)
Core deposit intangible	449
Deferred loan fees	(296)
Premises and equipment	3,053
Allowance for loan and lease losses	1,651
Deferred tax assets	(1,417)
Other	(97)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(252)
		14,400
Goodwill resulting from merger		$1,616

The following condensed statement reflects the values assigned to Delaware Bancshares, Inc. net assets as of acquisition date:

(In Thousands)

Total purchase price		$16,016

Net assets acquired:
Cash	$14,977
Securities available for sale	208,488
Loans	116,674
Premises and equipment, net	7,292
Regulatory stock	279
Accrued interest receivable	1,626
Bank-owned life insurance	14,762
Core deposit intangible	449
Deferred tax assets	3,034
Other assets	3,282
Time deposits	(71,342)
Deposits other than time deposits	(255,921)
Borrowings	(21,232)
Accrued interest payable	(95)
Other liabilities	(7,873)
		14,400

Goodwill resulting from Delaware Bancshares, Inc., Merger		$1,616

The Company recorded goodwill and other intangibles associated with the purchase of Delaware Bancshares, Inc. totaling $1,616,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the three months ended March 31, 2017.  The carrying amount of the goodwill at March 31, 2017 related to the Delaware acquisition was $1,616,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the three months ended March 31, 2017, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at March 31, 2017 was $449,000 with $54,000 accumulated amortization as of that date.

As of March 31, 2017, the current year and estimated future amortization expense for the core deposit intangible is:

(In thousands)

2017	$58
2018	70
2019	62
2020	54
2021	46
After five years	105
$395

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties are as follows:

•	our ability to realize the anticipated benefits from our acquisition of Delaware Bancshares, Inc.
•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	soundness of other financial institutions
•	interest rate risks
•	potential liquidity risk
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	limited market for the Company's stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	insider ownership
•	issuing additional shares may dilute ownership
•	competitive environment
•	certain anti-takeover provisions
•	extensive and complex governmental regulation and associated cost
•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company's consolidated financial statements for the year ended December 31, 2016 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

The Company uses the modified prospective transition method to account for stock options.  Under this method companies are required to record compensation expense, based on the fair value of options over the vesting period.  Restricted shares vest over a five-year period.  The product of the number of shares granted and the grant date market price of the Company's common stock determines the fair value of restricted stock.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at March 31, 2017 and December 31, 2016 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2017.

In connection with acquisitions, the Company recorded goodwill in the amount of $11.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition.  Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value.  The value of the goodwill can change in the future.  We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank.  If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of March 31, 2017 were $1.112 billion compared to $1.111 billion as of December 31, 2016.

Securities

The fair value of securities available for sale as of March 31, 2017 was $295.8 million compared to $302.6 million as of December 31, 2016.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$1,996	0.7%	$1,997	0.7%
States and political subdivisions	125,200	42.3	125,101	41.4
Corporate obligations	10,107	3.4	10,112	3.3
Mortgage-backed securities-
government sponsored entities	158,076	53.4	164,930	54.5
Equity securities-financial services	422	0.2	424	0.1
Total	$295,801	100.0%	$302,564	100.0%

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

Loans

Loans receivable totaled $719.4 million at March 31, 2017 compared to $713.9 million as of December 31, 2016.

The allowance for loan losses totaled $6,901,000 as of March 31, 2017 and represented 0.96% of total loans outstanding, compared to $6,463,000, or 0.91% of total loans, at December 31, 2016.  The Company had net charge-offs for the three months ended March 31, 2017 of $162,000 compared to $106,000 in the corresponding period in 2016.  The Company's management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at March 31, 2017 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2017, non-performing loans totaled $2.1 million, or 0.29% of total loans compared to $1.9 million, or 0.25% of total loans at December 31, 2016. At March 31, 2017, non-performing assets totaled $6.8 million, or 0.61%, of total assets compared to $7.2 million, or 0.64%, of total assets at December 31, 2016.  The decrease in non-performing assets principally reflects the  partial write-down on a property carried in foreclosed real estate owned.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,370	$1,136
Commercial	722	762
Construction	20	28
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	2,112	1,926

Accruing loans which are contractually
past due 90 days or more	-	1
Total non-performing loans	2,112	1,927
Foreclosed real estate	4,703	5,302
Total non-performing assets	$6,815	$7,229
Allowance for loans losses	$6,901	$6,463
Coverage of non-performing loans	326.75%	335.39%
Non-performing loans to total loans	0.29%	0.25%
Non-performing loans to total assets	0.19%	0.17%
Non-performing assets to total assets	0.61%	0.64%

*Includes non-accrual TDRs of $414,000 as of March 31, 2017 and $477,000 on December 31, 2016. The Company also had $1.0 million of accruing TDRs on March 31, 2017 and December 31, 2016.

Deposits

During the period, total deposits increased $6.0 million due primarily to a $9.2 million increase in savings accounts.  During the period, the Company sold a community office and its $13.9 million of deposits, including $11.5 million of certificates of deposit.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016

Non-interest bearing demand	$192,735	$191,445
Interest bearing demand	87,408	93,485
Money market deposit accounts	157,237	153,020
Savings	201,045	191,878
Time deposits <$100,000	151,729	157,564
Time deposits >$100,000	141,259	137,993

Total	$931,413	$925,385

Borrowings

Other borrowings as of March 31, 2017 totaled $28.9 million compared to $32.0 million as of December 31, 2016.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $4.4 million due to a reduction in repurchase agreement balances.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2017	December 31, 2016
Notes with the FHLB:
Convertible note due January 2017 at 4.71%	$-	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	3,024	4,025
Amortizing fixed rate borrowing due January 2018 at 0.91%	510	662
Amortizing fixed rate borrowing due December 2018 at 1.425%	1,432	1,634
Amortizing fixed rate borrowing due January 2019 at 1.393%	9,177	-
Amortizing fixed rate borrowing due June 2020 at 1.490%	6,584	7,078
Amortizing fixed rate borrowing due December 2020 at 1.706%	3,790	4,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	4,360	4,568
	$28,877	$32,001

Stockholders' Equity and Capital Ratios

As of March 31, 2017, stockholders' equity totaled $113.0 million, compared to $111.1 million as of December 31, 2016.   The net change in stockholders' equity included $2.4 million of net income that was partially offset by $1.3 million of dividends declared, and a $463,000 decrease due to the acquisition of Treasury Stock, and a $491,000 increase, net, due to the exercise and vesting of stock options and restricted stock.  In addition, total equity increased $802,000 due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	March 31, 2017	December 31, 2016
Tier 1 Capital
(To average assets)	9.25%	9.16%
Tier 1 Capital
(To risk-weighted assets)	13.34%	13.27%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.34%	13.27%
Total Capital
(To risk-weighted assets)	14.24%	14.12%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2017.

Liquidity

As of March 31, 2017, the Company had cash and cash equivalents of $19.8 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $295.8 million which could be used for liquidity needs.  This totals $315.6 million of liquidity and represents 28.4% of total assets compared to $319.8 million and 28.8% of total assets as of December 31, 2016.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2017 and December 31, 2016.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2017.  There were no borrowings under this line as of March 31, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of March 31, 2017 and December 31, 2016.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $337,300,000 as of March 31, 2017, of which $28,877,000 and $32,001,000 was outstanding at March 31, 2017 and December 31, 2016, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 44.  Although the Company believes that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$4,832	$10	0.83%	$1,162	$1	0.34%
Securities available for sale:
Taxable	184,918	892	1.93	81,873	442	2.16
Tax-exempt (1)	122,453	1,100	3.59	59,184	679	4.59
Total securities available for sale (1)	307,371	1,992	2.59	141,057	1,121	3.18
Loans receivable (1) (4) (5)	719,254	7,978	4.44	564,027	6,263	4.44
Total interest-earning assets	1,031,457	9,980	3.87	706,246	7,385	4.18
Non-interest earning assets:
Cash and due from banks	13,906			8,113
Allowance for loan losses	(6,721)			(7,517)
Other assets	75,123			47,269
Total non-interest earning assets	82,308			47,865
Total Assets	$1,113,765			$754,111
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$248,124	$94	0.15	$173,636	$75	0.17
Savings	195,742	24	0.05	76,689	10	0.05
Time	294,149	648	0.88	199,088	496	0.95
Total interest-bearing deposits	738,015	766	0.42	449,413	581	0.52
Short-term borrowings	33,485	28	0.33	49,065	39	0.32
Other borrowings	32,354	143	1.77	39,938	231	2.31
Total interest-bearing liabilities	803,854	937	0.47	538,416	851	0.63
Non-interest bearing liabilities:
Demand deposits	188,654			108,960
Other liabilities	8,489			3,877
Total non-interest bearing liabilities	197,143			112,837
Stockholders' equity	112,768			102,858
Total Liabilities and Stockholders' Equity	$1,113,765			$754,111

Net interest income (tax equivalent basis)		9,043	3.40%		6,534	3.55%
Tax-equivalent basis adjustment		(546)			(359)
Net interest income		$8,497			$6,175
Net interest margin (tax equivalent basis)			3.51%			3.70%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2017 Compared to
	Three months ended March 31, 2016
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$5	$4	$9
Securities available for sale:
Taxable	546	(96)	450
Tax-exempt securities	671	(250)	421
Total securities	1,217	(346)	871
Loans receivable	1,715	-	1,715
Total interest earning assets	2,937	(342)	2,595

Interest bearing liabilities:
Interest-bearing demand and money market	30	(11)	19
Savings	14	-	14
Time	229	(77)	152
Total interest bearing deposits	273	(88)	185
Short-term borrowings	(12)	1	(11)
Other borrowings	(38)	(50)	(88)
Total interest bearing liabilities	223	(137)	86
Net interest income (tax-equivalent basis)	$2,714	$(205)	$2,509

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended March 31, 2017 to March 31, 2016

General

For the three months ended March 31, 2017, net income totaled $2,376,000 compared to $1,876,000 earned in the similar period in 2016.  The increase in net income for the three months ended March 31, 2017 was due primarily to a $2.3 million improvement in net interest income due to the increased size of the balance sheet resulting from the acquisition of Delaware Bancshares, Inc. in the third quarter of 2016.  Service charge and fee income increased $362,000 due to the accounts acquired and gains from sales included a $209,000 gain resulting from the sale of deposits and the Company's former West Scranton Office.  All operating expense categories increased $2.3 million, net, due to the twelve branch offices acquired.  Earnings per share for the current period were $.57 per share for basic and fully diluted shares compared to $.51 per share for basic and fully diluted shares for the three months ended March 31, 2016.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2017 were 0.87% and 8.54%, respectively, compared to 1.00% and 7.33%, respectively, for the similar period in 2016.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2017 to March 31, 2016
Net income three months ended March 31, 2016	$1,876
Change due to:
Net interest income	2,322
Provision for loan losses	(150)
Net gains on sales	121
Other income	455
Salaries and employee benefits	(916)
Occupancy, furniture and equipment	(416)
Foreclosed real estate owned	(541)
All other expenses	(392)
Income tax expense	17

Net income three months ended March 31, 2017	$2,376

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2017 totaled $9,043,000 which was $2,509,000 higher than the comparable period in 2016.  The increase in net interest income includes a $1,715,000 increase in interest income (fte) on loans and an $880,000 increase in interest income (fte) on other interest-earning assets resulting primarily from the acquisition.  The fte net interest spread and net interest margin were 3.40% and 3.51%, respectively, for the three months ended March 31, 2017 compared to 3.55% and 3.70%, respectively, for the similar period in 2016.  The decrease in the net interest spread and the net interest margin reflects the mix of the balance sheet resulting from the acquisition.

Interest income (fte) totaled $9,980,000 with a yield on average earning assets of 3.87% compared to $7,385,000 and 4.18% for the 2016 period. Average loans increased $155.2 million over the comparable period of last year primarily due to the acquisition, while average securities increased $166.3 million.  Average earning assets totaled $1.0 billion for the three months ended March 31, 2017, an increase of $325.2 million over the average for the similar period in 2016 due to the acquisition.

Interest expense for the three months ended March 31, 2017 totaled $937,000 at an average cost of 0.47% compared to $851,000 and 0.63% for the similar period in 2016.  The decline in average cost reflects the increase in lower costing deposits acquired.  The cost of time deposits, which is the most significant component of funding, decreased to 0.88% from 1.00% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended March 31, 2017 was $600,000 compared to $450,000 for the three months ended March 31, 2016.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $162,000 for the quarter ended March 31, 2017 compared to $106,000 for the similar period in 2016.

Other Income

Other income totaled $1,643,000 for the three months ended March 31, 2017 compared to $1,067,000 for the similar period in 2016.  Service charges and fees increased $362,000 due primarily to the accounts acquired, while other fee income categories increased $93,000, net.  Included in gains on sales for 2017 was a gain of $209,000 related to the sale of deposits and the Company's former West Scranton Office.

Other Expense

Other expense for the three months ended March 31, 2017 totaled $6,614,000 which was $2,265,000 higher than the same period of 2016 due primarily to costs related to the operations of the offices acquired.  Expenses related to foreclosed real estate increased $541,000 due primarily to a partial write down on one property in the amount of $437,000.

Income Tax Expense

Income tax expense totaled $550,000 for an effective tax rate of 18.8% for the period ending March 31, 2017 compared to $567,000 for an effective tax rate of 23.2% for the similar period in 2016. The decrease in the effective tax rate reflects an increase in the amount of tax-exempt income.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2017, the level of net interest income at risk in a ±200 basis point change in interest rates was within the Company's policy limits.  The Company's policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2017, the Company had a positive 90-day interest sensitivity gap of $17.4 million or 1.6% of total assets, compared to the $34.7 million or 3.1% of total assets as of December 31, 2016.  Rate sensitive assets repricing within 90 days decreased $13.3 million due primarily to an $18.8 million decrease in loans repricing.  Rate sensitive liabilities increased $3.9 million since year end due to a $12.6 million increase in time deposits repricing, partially offset by a $9.8 million reduction in other borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2017
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$7,685	$-	$100	$-	$7,785
Securities	7,433	20,074	51,141	217,153	295,801
Loans Receivable	139,306	168,629	201,383	210,125	719,443
Total RSA	$154,424	$188,703	$252,624	$427,278	$1,023,029

Non-maturity interest-bearing deposits	$66,253	$65,311	$173,005	$141,121	$445,690
Time Deposits	61,321	99,610	101,957	30,100	292,988
Other	9,408	19,708	25,059	3,085	57,260
Total RSL	$136,982	$184,629	$300,021	$174,306	$795,938

Interest Sensitivity Gap	$17,442	$4,074	$(47,397)	$252,972	$227,091
Cumulative Gap	17,442	21,516	(25,881)	227,091
RSA/RSL-cumulative	112.7%	106.7%	95.8%	128.5%

December 31, 2016

Interest Sensitivity Gap	$34,669	$(21,445)	$(23,293)	$230,044	$219,975
Cumulative Gap	34,669	13,224	(10,069)	219,975
RSA/RSL-cumulative	126.1%	103.9%	98.4%	127.5%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part II, Item 1 in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company's Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Norwood Financial Corp. Stock Option Plan (4)
10.4	Change in Control Severance Agreement with Robert J. Mancuso(5)
10.5	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.6	Salary Continuation Agreement between the Bank and Lewis J. Critelli (6)
10.7	1999 Directors Stock Compensation Plan (4)
10.8	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.9	2006 Stock Option Plan (8)
10.10	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.11	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (9)
10.12	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.13	Change In Control Severance Agreement with James F. Burke(10)
10.14	2014 Equity Incentive Plan(11)

10.15	Addendum to Change in Control Severance Agreement with William S. Lance (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364
(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated by reference into this document from the Exhibits to Form S-8 filed with the Commission on August 14, 1998, File No. 333-61487

(5)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(6)	Incorporated by reference to the identically numbered exhibits of the Registrant's Form 10-K filed with the Commission on March 23, 2000.

(7)	Incorporated herein by reference to the identically numbered exhibit to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	May 9, 2017	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2017	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)