Form 10-Q
period 2017-06-30
NORWOOD FINANCIAL CORP
filed 2017-08-07
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2017
Common stock, par value $0.10 per share	4,161,357

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$16,055	$14,900
Interest bearing deposits with banks	348	2,274
Cash and cash equivalents	16,403	17,174

Securities available for sale, at fair value	300,667	302,564
Loans receivable	735,026	713,889
Less: Allowance for loan losses	7,419	6,463
Net loans receivable	727,607	707,426
Regulatory stock, at cost	2,435	2,119
Bank premises and equipment, net	12,953	13,531
Bank owned life insurance	36,575	36,133
Accrued interest receivable	3,417	3,643
Foreclosed real estate owned	4,523	5,302
Goodwill	11,331	11,331
Other intangibles	531	612
Deferred tax asset	8,181	8,989
Other assets	2,690	2,359
TOTAL ASSETS	$1,127,313	$1,111,183

LIABILITIES
Deposits:
Non-interest bearing demand	$200,364	$191,445
Interest-bearing	732,107	733,940
Total deposits	932,471	925,385
Short-term borrowings	42,192	32,811
Other borrowings	25,330	32,001
Accrued interest payable	942	1,069
Other liabilities	10,211	8,838
TOTAL LIABILITIES	1,011,146	1,000,104

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 4,164,723 shares	416	416
Surplus	47,645	47,682
Retained earnings	69,660	67,225
Treasury stock at cost: 2017: 566 shares,
2016: 4,509 shares	(22)	(125)
Accumulated other comprehensive loss	(1,532)	(4,119)
TOTAL STOCKHOLDERS' EQUITY	116,167	111,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,127,313	$1,111,183

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable, including fees	$7,925	$6,351	$15,731	$12,485
Securities	1,633	878	3,251	1,768
Other	24	5	35	7
Total interest income	9,582	7,234	19,017	14,260

INTEREST EXPENSE
Deposits	797	580	1,563	1,161
Short-term borrowings	28	37	56	77
Other borrowings	101	223	244	453
Total interest expense	926	840	1,863	1,691
NET INTEREST INCOME	8,656	6,394	17,154	12,569
PROVISION FOR LOAN LOSSES	600	700	1,200	1,150
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,056	5,694	15,954	11,419

OTHER INCOME
Service charges and fees	1,016	604	1,951	1,178
Income from fiduciary activities	128	114	235	216
Net realized gains on sales of securities	31	205	37	270
Gains on sale of loans, net	67	18	67	47
Gain on sale of deposits	-	-	209	-
Earnings and proceeds on bank owned life insurance	275	166	530	333
Other	139	116	270	246
Total other income	1,656	1,223	3,299	2,290

OTHER EXPENSES
Salaries and employee benefits	3,212	2,248	6,430	4,551
Occupancy, furniture & equipment, net	809	487	1,720	982
Data processing and related operations	324	255	668	526
Taxes, other than income	227	124	460	329
Professional fees	240	181	489	332
Federal Deposit Insurance Corporation insurance	91	117	186	231
Foreclosed real estate	152	432	724	462
Amortization of intangibles	39	23	80	47
Other	1,036	661	1,987	1,416
Total other expenses	6,130	4,528	12,744	8,876

INCOME BEFORE INCOME TAXES	3,582	2,389	6,509	4,833
INCOME TAX EXPENSE	858	511	1,409	1,079
NET INCOME	$2,724	$1,878	$5,100	$3,754

BASIC EARNINGS PER SHARE	$0.66	$0.51	$1.23	$1.02

DILUTED EARNINGS PER SHARE	$0.65	$0.51	$1.22	$1.02

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	June 30,
	2017	2016
Net income	$2,724	$1,878
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	2,735	1,810
Tax effect	(930)	(615)
Reclassification of gains recognized in net income	(31)	(205)
Tax effect	11	69
Other comprehensive income	1,785	1,059
Comprehensive Income	$4,509	$2,937

	Six Months Ended
	June 30,
	2017	2016
Net income	$5,100	$3,754
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	3,957	3,829
Tax effect	(1,346)	(1,301)
Reclassification of gains recognized in net income	(37)	(270)
Tax effect	13	92
Other comprehensive income	2,587	2,350
Comprehensive Income	$7,687	$6,104

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Six Months Ended June 30, 2017
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2016	4,164,723	$416	$47,682	$67,225	4,509	$(125)	$(4,119)	$111,079
Net Income	-	-	-	5,100	-	-	-	5,100
Other comprehensive income	-	-	-	-	-	-	2,587	2,587
Cash dividends declared ($.64 per share)	-	-	-	(2,665)	-	-	-	(2,665)
Compensation expense related to restricted stock	-	-	71	-	-	-	-	71
Acquisition of treasury stock	-	-	-	-	22,257	(854)	-	(854)
Stock options exercised	-	-	(263)	-	(26,200)	957	-	694
Tax benefit of stock options	-	-	109	-	-	-	-	109
Compensation expense related to stock options	-	-	46	-	-	-	-	46
Balance, June 30, 2017	4,164,723	$416	$47,645	$69,660	566	$(22)	$(1,532)	$116,167

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,100	$3,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,150
Depreciation	468	265
Amortization of intangible assets	80	47
Deferred income taxes	(525)	237
Net amortization of securities premiums and discounts	1,120	488
Net realized gain on sales of securities	(37)	(270)
Gain on sale of deposits	(209)	-
Earnings and proceeds on bank owned life insurance	(530)	(333)
Loss (gain) on sales and writedowns of fixed assets and foreclosed real estate owned	529	(46)
Gain on sale of loans	(67)	(54)
Loans originated for sale	(1,693)	(1,685)
Proceeds from sale of loans originated for sale	1,760	1,739
Compensation expense related to stock options	46	36
Compensation expense related to restricted stock	71	45
Decrease in accrued interest receivable	226	74
Decrease in accrued interest payable	(127)	(66)
Other, net	1,229	(872)
Net cash provided by operating activities	8,641	4,509

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,835	31,776
Proceeds from maturities and principal reductions on mortgage-backed securities	14,792	7,544
Purchases	(11,893)	(26,848)
Purchase of regulatory stock	(1,378)	(1,679)
Redemption of regulatory stock	1,062	2,863
Net increase in loans	(21,481)	(26,846)
Purchase of premises and equipment	(155)	(121)
Proceeds from sales of fixed assets and foreclosed real estate owned	515	333
Net cash used in investing activities	(16,703)	(12,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,954	33,350
Deposits sold	(13,659)	-
Net increase (decrease) in short-term borrowings	9,381	(15,135)
Repayments of other borrowings	(16,671)	(4,547)
Proceeds from other borrowings	10,000	-
Stock options exercised	694	143
Tax benefit of stock options exercised	109	2
Purchase of treasury stock	(854)	(447)
Cash dividends paid	(2,663)	(2,292)
Net cash provided by financing activities	7,291	11,074
(Decrease) increase in cash and cash equivalents	(771)	2,605

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,174	10,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,403	$12,615

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,990	$1,757
Income taxes paid, net of refunds	$505	$1,060
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate and repossession of other assets	$71	$2,879
Cash dividends declared	$2,665	$2,290

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.         Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC,  and WTRO Properties, Inc.   On June 13, 2017, the Company approved and adopted a Plan of Dissolution for Norwood Settlement Services, LLC.  All activity to date is included in the consolidated financial statements.  All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding	4,160	3,691	4,161	3,696
Less: Unvested restricted shares	19	14	19	14
Basic EPS weighted average shares outstanding	4,141	3,677	4,142	3,682

Basic EPS weighted average shares outstanding	4,141	3,677	4,142	3,682
Add: Dilutive effect of stock options	33	6	34	6
Diluted EPS weighted average shares outstanding	4,174	3,683	4,176	3,688

As of June 30, 2017, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $42.25 per share on June 30, 2017.

At June 30, 2016, there were 58,300 anti-dilutive options based on Norwood's closing price of $28.00 per share.

3.         Stock-Based Compensation

No awards were granted during the six-month period ending June 30, 2017. As of June 30, 2017, there was $46,000 of total unrecognized compensation cost related to non-vested options granted in 2016 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2017. Compensation costs related to stock options amounted to $46,000 and $36,000 during the six-month periods ended June 30, 2017 and 2016, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2017	160,429	$27.37	5.6	Yrs.	$932
Granted	-	-	-		-
Exercised	(26,200)	26.47	3.6	Yrs.	694
Forfeited	(1,000)	28.55	8.5	Yrs.	29
Outstanding at June 30, 2017	133,229	$27.54	5.4	Yrs.	$1,912

Exercisable at June 30, 2017	117,229	$26.72	4.8	Yrs.	$1,778

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $42.25 as of June 30, 2017 and $33.14 as of December 31, 2016.

A summary of the Company's restricted stock activity for the six-month periods ended June 30, 2017 and 2016 is as follows:

	2017		2016
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	18,690	$30.96	13,810	$28.82
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested, June 30,	18,690	$30.96	13,810	$28.82

The expected future compensation expense relating to the 18,690 shares of non-vested restricted stock outstanding as of June 30, 2017 is $507,000.  This cost will be recognized over the remaining vesting period of 4.5 years.  Compensation costs related to restricted stock amounted to $71,000 and $45,000 during the six-month periods ended June 30, 2017 and 2016, respectively.

4.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss)                (in thousands) by component net of tax for the three months and six months ended June 30, 2017 and 2016:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	2,611
Amount reclassified from accumulated other comprehensive income	(24)
Total other comprehensive income	2,587
Balance as of June 30, 2017	$(1,532)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	2,528
Amount reclassified from accumulated other comprehensive income	(178)
Total other comprehensive income	2,350
Balance as of June 30, 2016	$2,838

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2017	$(3,317)
Other comprehensive income before reclassification	1,805
Amount reclassified from accumulated other comprehensive income	(20)
Total other comprehensive income	1,785
Balance as of June 30, 2017	$(1,532)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2016	$1,779
Other comprehensive income before reclassification	1,195
Amount reclassified from accumulated other comprehensive income	(136)
Total other comprehensive income	1,059
Balance as of June 30, 2016	$2,838

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

    The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months and six months ended June 30, 2017 and 2016:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income

	Three months ended
	June 30,
	2017	2016
Unrealized gains on available for sale securities	$31	$205	Net realized gains on sales of securities
	(11)	(69)	Income tax expense
	$20	$136

	Six months ended
	June 30,
	2017	2016
Unrealized gains on available for sale securities	$37	$270	Net realized gains on sales of securities
	(13)	(92)	Income tax expense
	$24	$178

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	June 30,
	2017	2016

Commitments to grant loans	$51,583	$22,098
Unfunded commitments under lines of credit	69,171	49,358
Standby letters of credit	7,802	5,361
	$128,556	$76,817

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2017 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,003	$-	$(9)	$1,994
States and political subdivisions	128,343	1,510	(1,215)	128,638
Corporate obligations	10,162	44	(92)	10,114
Mortgage-backed securities-
government sponsored entities	162,670	37	(3,212)	159,495
Total debt securities	303,178	1,591	(4,528)	300,241
Equity securities-financial services	292	134	-	426
	$303,470	$1,725	$(4,528)	$300,667

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,005	$-	$(8)	$1,997
States and political subdivisions	127,585	884	(3,368)	125,101
Corporate obligations	10,255	37	(180)	10,112
Mortgage-backed securities-government
sponsored entities	169,124	26	(4,220)	164,930
Total debt securities	308,969	947	(7,776)	302,140
Equity securities-financial services	320	104	-	424
	$309,289	$1,051	$(7,776)	$302,564

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,994	$(9)	$-	$-	$1,994	$(9)
States and political subdivisions	78,120	(1,212)	208	(3)	78,328	(1,215)
Corporate obligations	6,923	(92)	-	-	6,923	(92)
Mortgage-backed securities-government sponsored entities	148,255	(2,973)	9,071	(239)	157,326	(3,212)
	$235,292	$(4,286)	$9,279	$(242)	$244,571	$(4,528)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,997	$(8)	$-	$-	$1,997	$(8)
States and political subdivisions	90,109	(3,362)	205	(6)	90,314	(3,368)
Corporate obligations	6,895	(180)	-	-	6,895	(180)
Mortgage-backed securities-government sponsored entities	152,614	(3,912)	9,967	(308)	162,581	(4,220)
	$251,615	$(7,462)	$10,172	$(314)	$261,787	$(7,776)

At June 30, 2017, the Company has 215 debt securities in an unrealized loss position in the less than twelve months category and 12 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2017.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,192	$4,205
Due after one year through five years	19,620	19,566
Due after five years through ten years	48,419	47,889
Due after ten years	68,277	69,086

Mortgage-backed securities-government sponsored agencies	162,670	159,495
	$303,178	$300,241

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Gross realized gains	$31	$205	$43	$270
Gross realized losses	-	-	(6)	-
Net realized gain	$31	$205	$37	$270
Proceeds from sales of securities	$1,831	$16,492	$1,835	$31,776

Securities with a carrying value of $226,759,000 and $110,266,000 at June 30, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.  The increase reflects pledging requirements resulting from the acquisition of Delaware Bancshares, Inc. ("Delaware").

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2017		December 31, 2016
Real Estate Loans:
Residential	$234,251	31.9%	$237,177	33.2%
Commercial	335,602	45.6	320,187	44.8
Construction	17,673	2.4	19,709	2.8
Commercial, financial and agricultural	84,502	11.5	85,508	12.0
Consumer loans to individuals	63,194	8.6	51,524	7.2
Total loans	735,222	100.0%	714,105	100.0%
Deferred fees, net	(196)		(216)
Total loans receivable	735,026		713,889
Allowance for loan losses	(7,419)		(6,463)
Net loans receivable	$727,607		$707,426

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

(In Thousands)	July 31, 2016

Contractually required principal and interest	$2,621
Non-accretable discount	(1,014)
Expected cash flows	1,607
Accretable discount	(239)
Estimated fair value	$1,368

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six-month period ended June 30 (in thousands):

2017
Balance at beginning of period	$208
Additions	-
Accretion	(37)
Reclassification and other	-
Balance at end of period	$171

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2017	December 31, 2016

Outstanding Balance	$1,689	$1,821
Carrying Amount	$1,345	$1,386

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of June 30, 2017 and December 31, 2016, foreclosed real estate owned totaled $4,523,000 and $5,302,000, respectively.  During the six months ended June 30, 2017, there were no consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of June 30, 2017, the Company has initiated formal foreclosure proceedings on eleven properties classified as consumer residential mortgages with a carrying value of $630,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2017	(In thousands)

Individually evaluated for impairment	$23	$3,175	$-	$-	$-	$3,198
Loans acquired with deteriorated credit quality	831	514	-	-	-	1,345
Collectively evaluated for impairment	233,397	331,913	17,673	84,502	63,194	730,679
Total Loans	$234,251	$335,602	$17,673	$84,502	$63,194	$735,222

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2016

Individually evaluated for impairment	$23	$2,601	$-	$-	$-	$2,624
Loans acquired with deteriorated credit quality	821	565	-	-	-	1,386
Collectively evaluated for impairment	236,333	317,021	19,709	85,508	51,524	710,095
Total Loans	$237,177	$320,187	$19,709	$85,508	$51,524	$714,105

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	3,175	4,056	-
Subtotal	3,198	4,084	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	3,175	4,056	-
Total Impaired Loans	$3,198	$4,084	$-

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	2,601	3,427	-
Subtotal	2,624	3,455	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	2,601	3,427	-
Total Impaired Loans	$2,624	$3,455	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2017 and 2016 (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2017	2016	2017	2016

Real Estate Loans:
Residential	$23	$157	$-	$1
Commercial	2,821	3,146	29	25
Total	$2,844	$3,303	$29	$26

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2017 and 2016 (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2017	2016	2017	2016

Real Estate Loans:
Residential	$23	$161	$-	$2
Commercial	2,730	3,218	51	57
Total	$2,753	$3,379	$51	$59

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2017, troubled debt restructured loans totaled $1.4 million with no specific reserve.  As of December 31, 2016, troubled debt restructured loans totaled $1.5 million with no specific reserve.  For the six month period ended June 30, 2017, there were no new loans identified as troubled debt restructurings.  During 2017, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $247,000 as of June 30, 2017.

 For the six-month period ended June 30, 2016, there were no new loans identified as troubled debt restructurings. During the 2016 period, the Company recognized write-downs of $2,519,000 on loans previously identified as a troubled debt restructuring.  Additionally, one loan with a carrying value of $2.5 million was transferred to Foreclosed Real Estate as a result of a foreclosure.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2017 and December 31, 2016 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2017
Commercial real estate loans	$319,333	$8,828	$7,441	$-	$335,602
Commercial loans	84,392	23	87	-	84,502
Total	$403,725	$8,851	$7,528	$-	$420,104

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2016
Commercial real estate loans	$310,432	$5,432	$4,323	$-	$320,187
Commercial loans	84,600	885	23	-	85,508
Total	$395,032	$6,317	$4,346	$-	$405,695

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2017 and December 31, 2016 (in thousands):

	Performing	Nonperforming	Total
June 30, 2017
Residential real estate loans	$232,774	$1,307	$234,251
Construction	17,673	15	17,673
Consumer loans	63,194	-	63,194
Total	$313,641	$1,322	$315,118

	Performing	Nonperforming	Total
December 31, 2016
Residential real estate loans	$235,829	$1,137	$237,177
Construction	19,681	28	19,709
Consumer loans	51,524	-	51,524
Total	$307,034	$1,165	$308,410

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2017 and December 31, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2017
Real Estate loans
Residential	$232,011	$737	$192	$4	$1,307	$2,240	$234,251
Commercial	333,182	1,034	-	-	1,386	2,420	335,602
Construction	17,658	-	-	-	15	15	17,673
Commercial loans	84,467	-	35	-	-	35	84,502
Consumer loans	63,137	38	19	-	-	57	63,194
Total	$730,455	$1,809	$246	$4	$2,708	$4,767	$735,222

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2016
Real Estate loans
Residential	$234,790	$986	$264	$1	$1,136	$2,387	$237,177
Commercial	318,979	445	1	-	762	1,208	320,187
Construction	19,681	-	-	-	28	28	19,709
Commercial loans	85,355	143	10	-	-	153	85,508
Consumer loans	51,456	39	29	-	-	68	51,524
Total	$710,261	$1,613	$304	$1	$1,926	$3,844	$714,105

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

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(83)	(96)	(13)	-	(82)	(274)
Recoveries	3	4	12	-	11	30
Provision for loan losses	242	697	16	53	192	1,200
Ending balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,254	$5,228	$93	$360	$484	$7,419

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2017	$1,179	$4,831	$95	$369	$427	$6,901
Charge Offs	(44)	(11)	(5)	-	(30)	(90)
Recoveries	2	2	-	-	4	8
Provision for loan losses	117	406	3	(9)	83	600
Ending balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	(17)	(2,642)	-	-	(30)	(2,689)
Recoveries	2	2	-	-	35	39
Provision for loan losses	(78)	1,325	(31)	(104)	38	1,150
Ending balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798
Ending balance individually evaluated for impairment	$-	$15	$-	$-	$-	$15
Ending balance collectively evaluated for impairment	$976	$4,176	$59	$293	$279	$5,783

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2016	$1,077	$5,758	$109	$446	$252	$7,642
Charge Offs	(17)	(2,513)	-	-	(23)	(2,553)
Recoveries	1	-	-	-	8	9
Provision for loan losses	(85)	946	(50)	(153)	42	700
Ending balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798

The Company's primary business activity as of June 30, 2017 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of June 30, 2017, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $78.4 million of loans outstanding, or 10.7% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $50.0 million, or 6.8% of loans outstanding.  During 2017, the Company did not recognize any losses in the named concentrations.

The Company did not sell any residential mortgage loans during the first six months of 2017.  Gross realized gains and gross realized losses on sales of residential mortgage loans were $54,000 and $0, respectively, in the first six months of 2016.  The proceeds from the sales of residential mortgage loans totaled $1.7 million for the six months ended June 30, 2016.

During the three months ended June 30, 2017, the Company sold $1.7 million of USDA guaranteed commercial real estate loans.  The gross realized gain on the sale was $67,000.

 Gross realized gains and gross realized losses on sales of residential mortgage loans were $22,000 and $0, respectively, in the three months ended June 30, 2016.  The proceeds from the sales of residential mortgage loans totaled $726,000 for the three months ended June 30, 2016.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2017
Available for Sale:
U.S. Treasury securities	$1,994	$-	$1,994	$-
States and political subdivisions	128,638	-	128,638	-
Corporate obligations	10,114	-	10,114	-
Mortgage-backed securities-government
sponsored agencies	159,495	-	159,495	-
Equity securities-financial services	426	426	-	-
Total	$300,667	$426	$300,241	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2016
Available for Sale:
U.S. Treasury securities	$1,997	$-	$1,997	$-
States and political subdivisions	125,101	-	125,101	-
Corporate obligations	10,112	-	10,112	-
Mortgage-backed securities-government
sponsored agencies	164,930	-	164,930	-
Equity securities-financial services	424	424	-	-
Total	$302,564	$424	$302,140	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2017
Impaired Loans	$3,198	$-	$-	$3,198
Foreclosed Real Estate Owned	4,523	-	-	4,523

December 31, 2016
Impaired Loans	$2,624	$-	$-	$2,624
Foreclosed Real Estate Owned	5,302	-	-	5,302

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2017

Impaired loans	$2,063	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%
Impaired loans	$1,135	Present value of future cash flows	Loan discount rate	4.00-5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$4,523	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016

Impaired loans	$1,473	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,151	Present value of future cash flows	Loan discount rate	4-5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$5,302	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at June 30, 2017 and December 31, 2016.

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

Loans receivable (carried at cost):
The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.Impaired loans (generally carried at fair value):

Impaired loans (generally carried at fair value)

The Company measures impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2017, the fair value investment in impaired loans totaled $3,198,000 which included eight loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of June 30, 2017, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $886,000 over the life of the loans.

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

The estimated fair values of the Bank's financial instruments were as follows at June 30, 2017 and December 31, 2016. (In thousands)

	Fair Value Measurements at June 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,403	$16,403	$16,403	$-	$-
Securities	300,667	300,667	426	300,241	-
Loans receivable, net	727,607	731,573	-	-	731,573
Mortgage servicing rights	215	239	-	-	239
Regulatory stock	2,435	2,435	2,435	-	-
Bank owned life insurance	36,575	36,575	36,575	-	-
Accrued interest receivable	3,417	3,417	3,417	-	-

Financial liabilities:
Deposits	932,471	932,127	649,897	-	282,230
Short-term borrowings	42,192	42,192	42,192	-	-
Other borrowings	25,330	25,183	-	-	25,183
Accrued interest payable	942	942	942	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,174	$17,174	$17,174	$-	$-
Securities	302,564	302,564	424	302,140	-
Loans receivable, net	707,426	716,661	-	-	716,661
Mortgage servicing rights	232	250	-	-	250
Regulatory stock	2,119	2,119	2,119	-	-
Bank owned life insurance	36,133	36,133	36,133	-	-
Accrued interest receivable	3,643	3,643	3,643	-	-

Financial liabilities:
Deposits	925,385	925,561	629,829	-	295,732
Short-term borrowings	32,811	32,811	32,811	-	-
Other borrowings	32,001	31,863	-	-	31,863
Accrued interest payable	1,069	1,069	1,069	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. This Update is not expected to have a significant impact on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-10, Service Concession Arrangements (Topic 853), which applies to the accounting by operating entities for service concession arrangements within the scope of Topic 853. The amendments in this Update clarify that the grantor (government), rather than the third-party drivers, is the customer of the operation services in all cases for service concession arrangements within the scope of Topic 853. For an entity that has not adopted Topic 606 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update generally are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by ASU 2014-09, Revenue from Contracts with Customers (Topic 606)). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, deferred the effective date of Update 2014-09 by one year.  This Update is not expected to have a significant impact on the Company's financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share ("EPS") in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company's financial statements.

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

The Company recorded goodwill and other intangibles associated with the purchase of Delaware Bancshares, Inc. totaling $1,616,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the six months ended June 30, 2017.  The carrying amount of the goodwill at June 30, 2017 related to the Delaware acquisition was $1,616,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the six months ended June 30, 2017, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at June 30, 2017 was $449,000 with $75,000 accumulated amortization as of that date.

As of June 30, 2017, the current year and estimated future amortization expense for the core deposit intangible is:

(In thousands)

2017	$58
2018	70
2019	62
2020	54
2021	46
After five years	105
$395

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at June 30, 2017 and December 31, 2016 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of June 30, 2017.

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

Changes in Financial Condition

General

Total assets as of June 30, 2017 were $1.127 billion compared to $1.111 billion as of December 31, 2016.

Securities

The fair value of securities available for sale as of June 30, 2017 was $300.7 million compared to $302.6 million as of December 31, 2016.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$1,994	0.7%	$1,997	0.7%
States and political subdivisions	128,638	42.8	125,101	41.4
Corporate obligations	10,114	3.4	10,112	3.3
Mortgage-backed securities-
government sponsored entities	159,495	53.0	164,930	54.5
Equity securities-financial services	426	0.1	424	0.1
Total	$300,667	100.0%	$302,564	100.0%

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

Loans

Loans receivable totaled $735.0 million at June 30, 2017 compared to $713.9 million as of December 31, 2016.  The increase in loans receivable reflects a $15.4 million increase in commercial real estate loans and an $11.7 million increase in consumer loans.

The allowance for loan losses totaled $7,419,000 as of June 30, 2017 and represented 1.01% of total loans outstanding, compared to $6,463,000, or 0.91% of total loans, at December 31, 2016.  The Company had net charge-offs for the six months ended June 30, 2017 of $244,000 compared to $2,650,000 in the corresponding period in 2016.  The Company's management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at June 30, 2017 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2017, non-performing loans totaled $2.7 million, or 0.37% of total loans compared to $1.9 million, or 0.25%, of total loans at December 31, 2016. At June 30, 2017, non-performing assets totaled $7.2 million, or 0.64%, of total assets compared to $7.2 million, or 0.64%, of total assets at December 31, 2016.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,307	$1,136
Commercial	1,386	762
Construction	15	28
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	2,708	1,926

Accruing loans which are contractually
past due 90 days or more	4	1
Total non-performing loans	2,712	1,927
Foreclosed real estate	4,523	5,302
Total non-performing assets	$7,235	$7,229
Allowance for loans losses	$7,419	$6,463
Coverage of non-performing loans	273.56%	335.39%
Non-performing loans to total loans	0.37%	0.25%
Non-performing loans to total assets	0.24%	0.17%
Non-performing assets to total assets	0.64%	0.64%

*Includes non-accrual TDRs of $396,000 as of June 30, 2017 and $477,000 on December 31, 2016. The Company also had $1.0 million of accruing TDRs on June 30, 2017 and December 31, 2016.

Deposits

During the six month period ending June 30, 2017, total deposits increased $7.1 million due primarily to an $8.9 million increase in non-interest bearing demand deposit accounts.  Time deposits over $100,000 decreased $16.6 million due to the seasonal nature of the deposits, while all other deposits increased $14.8 million.  During the first quarter of 2017, the Company sold a community office and its $13.9 million of deposits, including $11.5 million of certificates of deposit.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2017	December 31, 2016

Non-interest bearing demand	$200,364	$191,445
Interest bearing demand	97,851	93,485
Money market deposit accounts	155,535	153,020
Savings	196,147	191,878
Time deposits <$100,000	161,169	157,564
Time deposits >$100,000	121,405	137,993

Total	$932,471	$925,385

Borrowings

Other borrowings as of June 30, 2017 totaled $25.3 million compared to $32.0 million as of December 31, 2016.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $9.4 million due to a $4.9 million increase in repurchase agreement balances and a $4.5 million increase in overnight borrowings.
Other borrowings consisted of the following:

(dollars in thousands)

	June 30, 2017	December 31, 2016
Notes with the FHLB:
Convertible note due January 2017 at 4.710%	$-	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	2,019	4,025
Amortizing fixed rate borrowing due January 2018 at 0.910%	357	662
Amortizing fixed rate borrowing due December 2018 at 1.425%	1,230	1,634
Amortizing fixed rate borrowing due January 2019 at 1.393%	7,940	-
Amortizing fixed rate borrowing due June 2020 at 1.490%	6,089	7,078
Amortizing fixed rate borrowing due December 2020 at 1.706%	3,544	4,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	4,151	4,568
	$25,330	$32,001

Stockholders' Equity and Capital Ratios

As of June 30, 2017, stockholders' equity totaled $116.2 million, compared to $111.1 million as of December 31, 2016.   The net change in stockholders' equity included $5.1 million of net income that was partially offset by $2.7 million of dividends declared, and an $854,000 decrease due to the acquisition of Treasury Stock, and a $920,000 increase, net, due to the exercise and vesting of stock options and restricted stock.  In addition, total equity increased $2.6 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	June 30, 2017	December 31, 2016
Tier 1 Capital
(To average assets)	9.34%	9.16%
Tier 1 Capital
(To risk-weighted assets)	13.10%	13.27%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.10%	13.27%
Total Capital
(To risk-weighted assets)	14.04%	14.12%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2017.

Liquidity

As of June 30, 2017, the Company had cash and cash equivalents of $16.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $300.7 million which could be used for liquidity needs.  This totals $317.1 million of liquidity and represents 28.1% of total assets compared to $319.8 million and 28.8% of total assets as of December 31, 2016.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of June 30, 2017 and December 31, 2016.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

     The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2018.  There were no borrowings under this line as of June 30, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of June 30, 2017 and December 31, 2016.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $346,460,000 as of June 30, 2017, of which $29,803,000 and $32,001,000 was outstanding at June 30, 2017 and December 31, 2016, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 46 and 50.  Although the Company believes that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$9,717	$24	0.99%	$4,339	$6	0.55%
Securities available for sale:
Taxable	181,979	911	2.00	81,490	435	2.14
Tax-exempt (1)	122,285	1,094	3.58	58,262	670	4.60
Total securities available for sale (1)	304,264	2,005	2.64	139,752	1,105	3.16
Loans receivable (1) (4) (5)	724,125	8,096	4.47	569,923	6,487	4.55
Total interest-earning assets	1,038,106	10,125	3.90	714,014	7,598	4.26
Non-interest earning assets:
Cash and due from banks	13,517			8,613
Allowance for loan losses	(7,197)			(7,047)
Other assets	76,954			48,492
Total non-interest earning assets	83,274			50,058
Total Assets	$1,121,380			$764,072
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$251,904	$100	0.16	$181,171	$77	0.17
Savings	199,015	25	0.05	79,690	9	0.05
Time	288,191	672	0.93	195,710	494	1.01
Total interest-bearing deposits	739,110	797	0.43	456,571	580	0.51
Short-term borrowings	33,917	28	0.33	45,631	38	0.33
Other borrowings	26,944	101	1.50	37,669	222	2.36
Total interest-bearing liabilities	799,971	926	0.46	539,871	840	0.62
Non-interest bearing liabilities:
Demand deposits	196,129			116,072
Other liabilities	9,590			4,385
Total non-interest bearing liabilities	205,719			120,457
Stockholders' equity	115,690			103,744
Total Liabilities and Stockholders' Equity	$1,121,380			$764,072

Net interest income (tax equivalent basis)		9,199	3.44%		6,758	3.63%
Tax-equivalent basis adjustment		(543)			(364)
Net interest income		$8,656			$6,394
Net interest margin (tax equivalent basis)			3.54%			3.79%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended June 30, 2017 Compared to
	Three months ended June 30, 2016
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$10	$8	$18
Securities available for sale:
Taxable	536	(60)	476
Tax-exempt securities	679	(255)	424
Total securities	1,215	(315)	900
Loans receivable	1,752	(143)	1,609
Total interest earning assets	2,977	(450)	2,527

Interest bearing liabilities:
Interest-bearing demand and money market	29	(6)	23
Savings	16	-	16
Time	231	(53)	178
Total interest bearing deposits	276	(59)	217
Short-term borrowings	(10)	-	(10)
Other borrowings	(49)	(72)	(121)
Total interest bearing liabilities	217	(131)	86
Net interest income (tax-equivalent basis)	$2,760	$(319)	$2,441

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for The Three Months Ended June 30, 2017 to June 30, 2016

General

For the three months ended June 30, 2017, net income totaled $2,724,000 compared to $1,878,000 earned in the similar period in 2016.  The increase in net income for the three months ended June 30, 2017 was due primarily to a $2.3 million improvement in net interest income due to the increased size of the balance sheet resulting from the acquisition of Delaware Bancshares, Inc. in the third quarter of  2016.  Other income (excluding gains on sales) increased $558,000 due to increases in fee income from the accounts acquired, and from earnings on bank-owned life insurance relating to the acquisition.  All operating expense categories increased $1.6 million, net, due to the twelve branch offices acquired.  Earnings per share for the current period were $0.66 per share for basic and $0.65 per fully diluted share compared to $0.51 per share for basic and fully diluted shares for the three months ended June 30, 2016.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2017 were 0.97% and 9.45%, respectively, compared to 0.99% and 7.28%, respectively, for the similar period in 2016.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2017 to June 30, 2016
Net income three months ended June 30, 2016	$1,878
Change due to:
Net interest income	2,262
Provision for loan losses	100
Net gains on sales	(125)
Other income	558
Salaries and employee benefits	(964)
Occupancy, furniture and equipment	(322)
Foreclosed real estate	280
All other expenses	(596)
Income tax expense	(347)

Net income three months ended June 30, 2017	$2,724

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2017 totaled $9,199,000 which was $2,441,000 higher than the comparable period in 2016.  The increase in net interest income includes a $1,609,000 increase in interest income (fte) on loans and a $900,000 increase in interest income (fte) on securities resulting primarily from the acquisition.  The fte net interest spread and net interest margin were 3.44% and 3.54%, respectively, for the three months ended June 30, 2017 compared to 3.63% and 3.79%, respectively, for the similar period in 2016.  The decrease in the net interest spread and the net interest margin reflects the mix of the balance sheet resulting from the acquisition.

Interest income (fte) totaled $10,125,000 with a yield on average earning assets of 3.90% compared to $7,598,000 and 4.26% for the 2016 period. Average loans increased $154.2 million over the comparable period of last year primarily due to the acquisition, while average securities increased $164.5 million.  Average earning  assets totaled $1.038 billion for the three months ended June 30, 2017, an increase of $324.1 million over the average for the similar period in 2016 due to the acquisition.

Interest expense for the three months ended June 30, 2017 totaled $926,000 at an average cost of 0.46% compared to $840,000 and 0.62% for the similar period in 2016.  The decline in average cost reflects the increase in lower costing deposits acquired.  The cost of time deposits, which is the most significant component of funding, decreased to 0.93% from 1.01% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended June 30, 2017 was $600,000 compared to $700,000 for the three months ended June 30, 2016.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $82,000 for the quarter ended June 30, 2017 compared to $2,544,000 for the similar period in 2016.

Other Income

Other income totaled $1,656,000 for the three months ended June 30, 2017 compared to $1,223,000 for the similar period in 2016.  Service charges and fees increased $412,000 due primarily to the accounts acquired, while other fee income categories increased $146,000, net.  Net gains from sales decreased $125,000 due to a $174,000 reduction in net gains from sales of securities.

Other Expense

Other expense for the three months ended June 30, 2017 totaled $6,130,000 which was $1,602,000 higher than the same period of 2016 due primarily to costs related to the operations of the offices acquired.  Expenses related to foreclosed real estate decreased $280,000.

Income Tax Expense

Income tax expense totaled $858,000 for an effective tax rate of 24.0% for the period ending June 30, 2017 compared to $511,000 for an effective tax rate of 21.4% for the similar period in 2016. The increase in the effective tax rate reflects an increase in the amount of taxable income.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$7,288	$35	0.96%	$2,750	$7	0.51%
Securities available for sale:
Taxable	183,440	1,803	1.97	81,681	877	2.15
Tax-exempt (1)	122,368	2,194	3.59	58,723	1,349	4.59
Total securities available for sale (1)	305,808	3,997	2.61	140,404	2,226	3.17
Loans receivable (1) (4) (5)	721,703	16,074	4.45	566,975	12,750	4.50
Total interest-earning assets	1,034,799	20,106	3.89	710,129	14,983	4.22
Non-interest earning assets:
Cash and due from banks	13,711			8,363
Allowance for loan losses	(6,960)			(7,282)
Other assets	76,043			47,881
Total non-interest earning assets	82,794			48,962
Total Assets	$1,117,593			$759,091
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$250,024	$194	0.16	$177,403	$152	0.17
Savings	197,387	49	0.05	78,189	19	0.05
Time	291,154	1,320	0.91	197,399	990	1.00
Total interest-bearing deposits	738,565	1,563	0.42	452,991	1,161	0.51
Short-term borrowings	33,703	56	0.33	47,348	77	0.33
Other borrowings	29,634	244	1.65	38,804	453	2.33
Total interest bearing liabilities	801,902	1,863	0.46	539,143	1,691	0.63
Non-interest bearing liabilities:
Demand deposits	192,412			112,516
Other liabilities	9,042			4,131
Total non-interest bearing liabilities	201,454			116,647
Stockholders' equity	114,237			103,301
Total Liabilities and Stockholders' Equity	$1,117,593			$759,091

Net interest income (tax equivalent basis)		18,243	3.42%		13,292	3.59%
Tax-equivalent basis adjustment		(1,089)			(723)
Net interest income		$17,154			$12,569
Net interest margin (tax equivalent basis)			3.53%			3.74%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2017 Compared to
	Six months ended June 30, 2016
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$16	$12	$28
Securities available for sale:
Taxable	1,078	(152)	926
Tax-exempt securities	1,347	(502)	845
Total securities	2,425	(654)	1,771
Loans receivable	3,501	(177)	3,324
Total interest earning assets	5,942	(819)	5,123

Interest bearing liabilities:
Interest-bearing demand and money market	55	(13)	42
Savings	30	-	30
Time	451	(121)	330
Total interest bearing deposits	536	(134)	402
Short-term borrowings	(21)	-	(21)
Other borrowings	(90)	(119)	(209)
Total interest bearing liabilities	425	(253)	172
Net interest income (tax-equivalent basis)	$5,517	$(566)	$4,951

Comparison of Operating Results for The Six Months Ended June 30, 2017 to June 30, 2016

General

For the six months ended June 30, 2017, net income totaled $5,100,000 compared to $3,754,000 earned in the similar period in 2016.  The increase in net income for the six months ended June 30, 2017 was due primarily to a $4.6 million improvement in net interest income due to the increased size of the balance sheet resulting from the acquisition of Delaware Bancshares, Inc. in the third quarter of 2016.  Other income (excluding net gains on sales) increased $1,013,000 due to increases in fee income from the accounts acquired.  Gains from sales included a $209,000 gain resulting from the sale of deposits and the Company's former West Scranton Office in the first quarter of 2017.  All operating expense categories increased $3.9 million, net, due to the twelve branch offices acquired.  Earnings per share for the current period were $1.23 per share for basic and $1.22 per fully diluted shares compared to $1.02 per share for basic and fully diluted shares for the six months ended June 30, 2016.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2017 were 0.92% and 9.00%, respectively, compared to 0.99% and 7.31%, respectively, for the similar period in 2016.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2017 to June 30, 2016
Net income six months ended June 30, 2016	$3,754
Change due to:
Net interest income	4,585
Provision for loan losses	(50)
Net gains on sales	(4)
Other income	1,013
Salaries and employee benefits	(1,879)
Occupancy, furniture and equipment	(738)
Foreclosed real estate	(262)
All other expenses	(989)
Income tax expense	(330)

Net income six months ended June 30, 2017	$5,100

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2017 totaled $18,243,000 which was $4,951,000 higher than the comparable period in 2016.  The increase in net interest income includes a $3,324,000 increase in interest income (fte) on loans and a $1,771,000 increase in interest income (fte) on securities resulting primarily from the acquisition.  The fte net interest spread and net interest margin were 3.42% and 3.53%, respectively, for the six months ended June 30, 2017 compared to 3.59% and 3.74%, respectively, for the similar period in 2016.  The decrease in the net interest spread and the net interest margin reflects the mix of the balance sheet resulting from the acquisition.

Interest income (fte) totaled $20,106,000 with a yield on average earning assets of 3.89% compared to $14,983,000 and 4.22% for the 2016 period. Average loans increased $154.7 million over the comparable period of last year primarily due to the acquisition, while average securities increased $165.4 million.  Average earning assets totaled $1.035 billion for the six months ended June 30, 2017, an increase of $324.7 million over the average for the similar period in 2016 due to the acquisition.

Interest expense for the six months ended June 30, 2017 totaled $1,863,000 at an average cost of 0.46% compared to $1,691,000 and 0.63% for the similar period in 2016.  The decline in average cost reflects the increase in lower costing deposits acquired.  The cost of time deposits, which is the most significant component of funding, decreased to 0.91% from 1.00% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the six months ended June 30, 2017 was $1,200,000 compared to $1,150,000 for the six months ended June 30, 2016.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $244,000 for the six month period ended June 30, 2017 compared to $2,650,000 for the similar period in 2016.

Other Income

Other income totaled $3,299,000 for the six months ended June 30, 2017 compared to $2,290,000 for the similar period in 2016.  Service charges and fees increased $773,000 due primarily to the accounts acquired, while other fee income categories increased $240,000, net.  Included in gains on sales for 2017 was a non-recurring gain of $209,000 related to the sale of deposits and the Company's former West Scranton Office in the first quarter of 2017.

Other Expense

Other expense for the six months ended June 30, 2017 totaled $12,744,000 which was $3,868,000 higher than the same period of 2016 due primarily to costs related to the operations of the offices acquired.  Expenses related to foreclosed real estate increased $262,000.

Income Tax Expense

Income tax expense totaled $1,409,000 for an effective tax rate of 21.7% for the period ending June 30, 2017 compared to $1,079,000 for an effective tax rate of 22.3% for the similar period in 2016. The decrease in the effective tax rate reflects an increase in the amount of tax-exempt income.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2017, the level of net interest income at risk in a ±200 basis point change in interest rates was within the Company's policy limits.  The Company's policy allows for a decline of no more than 8% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2017, the Company had a positive 90-day interest sensitivity gap of $20.4 million or 1.8% of total assets, compared to the $34.7 million or 3.1% of total assets as of December 31, 2016.  Rate sensitive assets repricing within 90 days decreased $14.2 million due primarily to an $13.0 million decrease in loans repricing.  Rate sensitive liabilities repricing within 90 days decreased $1.7 million since year end due to a $2.9 million reduction in other borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2017
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest bearing deposits	$349	$-	$-	$-	$349
Securities	6,323	24,771	58,196	211,377	300,667
Loans Receivable	145,109	158,384	214,617	216,916	735,026
Total RSA	$151,781	$183,155	$272,813	$428,293	$1,036,042

Non-maturity interest-bearing deposits	$66,634	$65,962	$174,067	$142,869	$449,532
Time Deposits	48,353	92,089	112,544	29,588	282,574
Borrowings	16,356	21,290	27,786	2,090	67,522
Total RSL	$131,343	$179,341	$314,397	$174,547	$799,628

Interest Sensitivity Gap	$20,438	$3,814	$(41,584)	$253,746	$236,414
Cumulative Gap	20,438	24,252	(17,332)	236,414
RSA/RSL-cumulative	115.6%	107.8%	97.2%	129.6%

December 31, 2016

Interest Sensitivity Gap	$34,669	$(21,445)	$(23,293)	$230,044	$219,975
Cumulative Gap	34,669	13,224	(10,069)	219,975
RSA/RSL-cumulative	126.1%	103.9%	98.4%	127.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5	Salary Continuation Agreement between the Bank and Lewis J. Critelli (5)
10.6	Salary Continuation Agreement between the Bank and John H. Sanders (6)
10.7	2006 Stock Option Plan (7)
10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.9	First and Second Amendments to Salary Continuation Agreement with Lewis J. Critelli (8)
10.10	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (8)
10.11	Change In Control Severance Agreement with James F. Burke (9)
10.12	2014 Equity Incentive Plan(10)
10.13	Addendum to Change in Control Severance Agreement with William S. Lance (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)	Incorporated herein by reference into this document from the Exhibits to Form 10, Registration Statement initially filed with the Commission on April 29, 1996, Registration No. 0-28364
(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference to Exhibits to the Registrant's Form 10-K filed with the Commission on March 23, 2000.

(6)	Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

(7)	Incorporated by reference to this document from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(8)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed on April 4, 2006.

(9)	Incorporated by reference from Exhibit 10.13 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(11)	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 7, 2017	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2017	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)