Form 10-Q
period 2017-09-30
NORWOOD FINANCIAL CORP
filed 2017-11-09
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to ____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2017
Common stock, par value $0.10 per share	6,234,939

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$13,947	$14,900
Interest-bearing deposits with banks	368	2,274
Cash and cash equivalents	14,315	17,174

Securities available for sale, at fair value	285,706	302,564
Loans receivable	756,014	713,889
Less: Allowance for loan losses	7,760	6,463
Net loans receivable	748,254	707,426
Regulatory stock, at cost	3,115	2,119
Bank premises and equipment, net	12,922	13,531
Bank owned life insurance	36,839	36,133
Accrued interest receivable	3,729	3,643
Foreclosed real estate owned	4,243	5,302
Goodwill	11,331	11,331
Other intangibles	496	612
Deferred tax asset	8,304	8,989
Other assets	2,699	2,359
TOTAL ASSETS	$1,131,953	$1,111,183

LIABILITIES
Deposits:
Non-interest bearing demand	$212,844	$191,445
Interest-bearing	711,178	733,940
Total deposits	924,022	925,385
Short-term borrowings	47,229	32,811
Other borrowings	31,771	32,001
Accrued interest payable	1,167	1,069
Other liabilities	10,072	8,838
TOTAL LIABILITIES	1,014,261	1,000,104

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 2017: 6,246,662 shares, 2016: 4,164,723 shares	625	416
Surplus	47,467	47,682
Retained earnings	71,210	67,225
Treasury stock at cost: 2017: 11,724 shares,
2016: 4,509 shares	(341)	(125)
Accumulated other comprehensive loss	(1,269)	(4,119)
TOTAL STOCKHOLDERS' EQUITY	117,692	111,079
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,131,953	$1,111,183

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans receivable, including fees	$8,289	$7,267	$24,020	$19,752
Securities	1,605	1,239	4,856	3,008
Other	2	22	37	28
Total interest income	9,896	8,528	28,913	22,788

INTEREST EXPENSE
Deposits	828	677	2,392	1,838
Short-term borrowings	82	65	138	142
Other borrowings	116	216	360	669
Total interest expense	1,026	958	2,890	2,649
NET INTEREST INCOME	8,870	7,570	26,023	20,139
PROVISION FOR LOAN LOSSES	600	450	1,800	1,600
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,270	7,120	24,223	18,539

OTHER INCOME
Service charges and fees	1,105	829	3,056	2,000
Income from fiduciary activities	160	126	395	342
Net realized gains on sales of securities	129	-	167	269
Gains on sale of loans, net	-	-	67	54
Gain on sale of deposits	-	-	209	-
Earnings and proceeds on bank owned life insurance	320	283	850	616
Other	144	161	414	408
Total other income	1,858	1,399	5,158	3,689

OTHER EXPENSES
Salaries and employee benefits	3,209	3,070	9,639	7,620
Occupancy, furniture & equipment, net	799	755	2,519	1,736
Data processing and related operations	354	423	1,022	949
Taxes, other than income	233	205	693	535
Professional fees	217	185	706	516
Federal Deposit Insurance Corporation insurance	97	170	283	402
Foreclosed real estate	303	119	1,028	582
Amortization of intangibles	35	34	115	81
Merger related	-	1,659	-	1,664
Other	992	1,059	2,979	2,471
Total other expenses	6,239	7,679	18,984	16,556

INCOME BEFORE INCOME TAXES	3,889	840	10,397	5,672
INCOME TAX EXPENSE	948	228	2,356	1,307
NET INCOME	$2,941	$612	$8,041	$4,365

BASIC EARNINGS PER SHARE (1)	$0.47	$0.10	$1.29	$0.77

DILUTED EARNINGS PER SHARE (1)	$0.47	$0.10	$1.28	$0.77

(1) Per share data has been restated to give retroactive effect to the 50% stock dividend declared on August 8, 2017.

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive Income (unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$2,941	$612
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain	529	(653)
Tax effect	(180)	221
Reclassification of gains recognized in net income	(129)	-
Tax effect	43	-
Other comprehensive income (loss)	263	(432)
Comprehensive Income	$3,204	$180

	Nine Months Ended
	September 30,
	2017	2016
Net income	$8,041	$4,365
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	4,486	3,176
Tax effect	(1,526)	(1,080)
Reclassification of gains recognized in net income	(167)	(269)
Tax effect	57	91
Other comprehensive income	2,850	1,918
Comprehensive Income	$10,891	$6,283

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 30, 2017
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2016	4,164,723	$416	$47,682	$67,225	4,509	$(125)	$(4,119)	$111,079
Net Income	-	-	-	8,041	-	-	-	8,041
Other comprehensive income	-	-	-	-	-	-	2,850	2,850
Cash dividends declared ($0.65 per share) *	-	-	-	(4,037)	-	-	-	(4,037)
Compensation expense related to restricted stock	-	-	107	-	-	-	-	107
Acquisition of treasury stock	-	-	-	-	32,257	(1,290)	-	(1,290)
Stock options exercised	-	-	(308)	-	(28,950)	1,074	-	766
Tax benefit of stock options	-	-	125	-	-	-	-	125
Compensation expense related to stock options	-	-	69	-	-	-	-	69
Stock dividend declared - 50%	2,081,939	209	(208)	(19)	3,908	-	-	(18)
Balance, September 30, 2017	6,246,662	$625	$47,467	$71,210	11,724	$(341)	$(1,269)	$117,692

* Per share data has been restated to give retroactive effect to the 50% stock dividend declared on August 8, 2017.

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,041	$4,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,800	1,600
Depreciation	703	484
Amortization of intangible assets	115	81
Deferred income taxes	(783)	155
Net amortization of securities premiums and discounts	1,651	1,039
Net realized gain on sales of securities	(167)	(269)
Gain on sale of deposits	(209)	-
Earnings and proceeds on bank owned life insurance	(850)	(616)
Loss on sales and writedowns of fixed assets and foreclosed real estate owned	673	2
Gain on sale of loans	(67)	(54)
Loans originated for sale	(1,693)	(1,685)
Proceeds from sale of loans originated for sale	1,760	1,739
Compensation expense related to stock options	69	53
Tax benefit of stock options exercised	125	3
Compensation expense related to restricted stock	107	67
(Increase) decrease in accrued interest receivable	(86)	(1,178)
Increase (decrease) in accrued interest payable	98	84
Other, net	1,153	2,068
Net cash provided by operating activities	12,440	7,938

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	13,027	101,804
Proceeds from maturities and principal reductions on mortgage-backed securities	20,570	18,083
Purchases	(13,905)	(80,538)
Purchase of regulatory stock	(3,737)	(2,675)
Redemption of regulatory stock	2,741	4,015
Net increase in loans	(42,783)	(35,325)
Proceeds from bank-owned life insurance	-	205
Purchase of bank-owned life insurance	-	(2,000)
Purchase of premises and equipment	(484)	(337)
Proceeds from sales of fixed assets and foreclosed real estate owned	777	387
Acquisition, net of cash and cash equivalents acquired	-	11,112
Net cash (used in) provided by investing activities	(23,794)	14,731

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,505	44,072
Deposits sold	(13,659)	-
Net increase (decrease) in short-term borrowings	14,418	(21,456)
Repayments of other borrowings	(20,230)	(18,439)
Proceeds from other borrowings	20,000	-
Stock options exercised	766	160
Purchase of treasury stock	(1,290)	(447)
Cash dividends paid	(4,015)	(3,436)
Net cash provided by financing activities	8,495	454
(Decrease) increase in cash and cash equivalents	(2,859)	23,123

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,174	10,010
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,315	$33,133

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,792	$2,566
Income taxes paid, net of refunds	$1,825	$1,135
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$112	$2,953
Cash dividends declared	$4,037	$3,567

Merger with Delaware Bancshares, Inc.
Noncash assets acquired:
Securities available-for-sale		$208,488
Regulatory stock		279
Loans		116,674
Premises and equipment, net		7,292
Accrued interest receivable		1,626
Bank-owned life insurance		14,762
Core deposit intangible		449
Deferred tax assets		3,034
Other assets		2,934
Goodwill		1,964
		$357,502

Liabilities assumed:
Time deposits		$71,342
Deposits other than time deposits		255,921
Borrowings		21,232
Accrued interest payable		95
Other liabilities		7,873
		356,463
Net Noncash Assets Acquired		1,039
Cash Acquired		$14,977

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements
1.             Basis of Presentation
The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank's wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC,  and WTRO Properties, Inc.   On June 13, 2017, the Company approved and adopted a Plan of Dissolution for Norwood Settlement Services, LLC.  All activity prior to the dissolution is included in the consolidated financial statements.  All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future interim period.

Stock Dividend
On August 8, 2017, the Company declared a 50% stock dividend to stockholders of record on August 22, 2017 which was payable September 15, 2017.  Share and per share information has been adjusted for this dividend.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.  All share and per share information has been restated to reflect the retroactive effect of the 50% stock dividend declared on August 8, 2017.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding	6,239	5,967	6,239	5,685
Less: Unvested restricted shares	(28)	(21)	(28)	(21)
Basic EPS weighted average shares outstanding	6,211	5,946	6,211	5,664

Basic EPS weighted average shares outstanding	6,211	5,946	6,211	5,664
Add: Dilutive effect of stock options	52	14	56	14
Diluted EPS weighted average shares outstanding	6,263	5,960	6,267	5,678

As of September 30, 2017, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $30.52 per share on September 30, 2017.

As of September 30, 2016, there were 16,500 anti-dilutive options based on Norwood's closing price of $19.38 per share, after adjusting for the 50% stock dividend declared on August 8, 2017.

3.         Stock-Based Compensation

No awards were granted during the nine-month period ending September 30, 2017. As of September 30, 2017, there was $23,000 of total unrecognized compensation cost related to non-vested options granted in 2016 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2017. Compensation costs related to stock options amounted to $69,000 and $53,000 during the nine-month periods ended September 30, 2017 and 2016, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2017	225,669	$19.46	5.6	Yrs.	$932
Granted	-	-	-		-
Exercised	(28,950)	26.46	3.1	Yrs.	-
Forfeited	(1,000)	28.55	8.2	Yrs.	-
Outstanding at September 30, 2017	195,719	$18.38	5.2	Yrs.	$2,377

Exercisable at September 30, 2017	171,719	$17.82	4.7	Yrs.	$2,181

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $30.52 as of September 30, 2017 and $22.09 as of December 31, 2016, after adjusting for the 50% stock dividend declared on August 8, 2017.

A summary of the Company's restricted stock activity for the nine-month periods ended September 30, 2017 and 2016 is as follows, after adjusting for the 50% stock dividend declared on August 8, 2017:

	2017		2016
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	28,035	$20.64	28,035	$19.21
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested, September 30,	28,035	$20.64	28,035	$19.21

The expected future compensation expense relating to the 28,035 shares of non-vested restricted stock outstanding as of September 30, 2017 is $471,000.  This cost will be recognized over the remaining vesting period of 4.25 years.  Compensation costs related to restricted stock amounted to $107,000 and $67,000 during the nine-month periods ended September 30, 2017 and 2016, respectively.

4.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months and nine months ended September 30, 2017 and 2016:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	2,960
Amount reclassified from accumulated other comprehensive loss	(110)
Total other comprehensive income	2,850
Balance as of September 30, 2017	$(1,269)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2015	$488
Other comprehensive income before reclassification	2,096
Amount reclassified from accumulated other comprehensive income	(178)
Total other comprehensive income	1,918
Balance as of September 30, 2016	$2,406

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2017	$(1,532)
Other comprehensive income before reclassification	349
Amount reclassified from accumulated other comprehensive loss	(86)
Total other comprehensive income	263
Balance as of September 30, 2017	$(1,269)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2016	$2,838
Other comprehensive loss before reclassification	(432)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(432)
Balance as of September 30, 2016	$2,406

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months and nine months ended September 30, 2017 and 2016:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income

	Three months ended
	September 30,
	2017	2016
Unrealized gains on available for sale securities	$129	$-	Net realized gains on sales of securities
	(43)	-	Income tax expense
	$86	$-

	Nine months ended
	September 30,
	2017	2016
Unrealized gains on available for sale securities	$167	$269	Net realized gains on sales of securities
	(57)	(91)	Income tax expense
	$110	$178

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	September 30,
	2017	2016

Commitments to grant loans	$41,990	$21,764
Unfunded commitments under lines of credit	60,153	62,599
Standby letters of credit	5,919	5,642
	$108,062	$90,005

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2017 for guarantees under standby letters of credit issued is not material.

6.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,002	$-	$(6)	$1,996
States and political subdivisions	119,173	1,548	(1,016)	119,705
Corporate obligations	10,115	39	(65)	10,089
Mortgage-backed securities-
government sponsored entities	156,636	34	(2,990)	153,680
Total debt securities	287,926	1,621	(4,077)	285,470
Equity securities-financial services	185	51	-	236
	$288,111	$1,672	$(4,077)	$285,706

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,005	$-	$(8)	$1,997
States and political subdivisions	127,585	884	(3,368)	125,101
Corporate obligations	10,255	37	(180)	10,112
Mortgage-backed securities-government
sponsored entities	169,124	26	(4,220)	164,930
Total debt securities	308,969	947	(7,776)	302,140
Equity securities-financial services	320	104	-	424
	$309,289	$1,051	$(7,776)	$302,564

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$1,997	$(6)	$1,997	$(6)
States and political subdivisions	45,387	(483)	24,817	(533)	70,204	(1,016)
Corporate obligations	3,697	(28)	3,222	(37)	6,919	(65)
Mortgage-backed securities-government sponsored entities	101,143	(1,541)	50,504	(1,449)	151,647	(2,990)
	$150,227	$(2,052)	$80,540	$(2,025)	$230,767	$(4,077)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,997	$(8)	$-	$-	$1,997	$(8)
States and political subdivisions	90,109	(3,362)	205	(6)	90,314	(3,368)
Corporate obligations	6,895	(180)	-	-	6,895	(180)
Mortgage-backed securities-government sponsored entities	152,614	(3,912)	9,967	(308)	162,581	(4,220)
	$251,615	$(7,462)	$10,172	$(314)	$261,787	$(7,776)

At September 30, 2017, the Company has 145 debt securities in an unrealized loss position in the less than twelve months category and 73 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2017.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2017 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$4,643	$4,663
Due after one year through five years	18,134	18,131
Due after five years through ten years	47,731	47,333
Due after ten years	60,783	61,663

Mortgage-backed securities-government sponsored agencies	156,636	153,680
	$287,927	$285,470

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Gross realized gains	$129	$-	$173	$269
Gross realized losses	-	-	(6)	-
Net realized gain	$129	$-	$167	$269
Proceeds from sales of securities	$11,192	$70,028	$13,027	$101,804

Securities with a carrying value of $205,678,000 and $217,907,000 at September 30, 2017 and 2016, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

7.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2017		December 31, 2016
Real Estate Loans:
Residential	$235,508	31.1%	$237,177	33.2%
Commercial	344,960	45.6	320,187	44.8
Construction	15,328	2.0	19,709	2.8
Commercial, financial and agricultural	92,979	12.3	85,508	12.0
Consumer loans to individuals	67,492	9.0	51,524	7.2
Total loans	756,267	100.0%	714,105	100.0%
Deferred fees, net	(253)		(216)
Total loans receivable	756,014		713,889
Allowance for loan losses	(7,760)		(6,463)
Net loans receivable	$748,254		$707,426

The following table presents the components of the purchase accounting adjustments related to the purchased credit-impaired loans acquired:

(In Thousands)	July 31, 2016

Contractually required principal and interest	$2,621
Non-accretable discount	(1,014)
Expected cash flows	1,607
Accretable discount	(239)
Estimated fair value	$1,368

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine-month period ended September 30 (in thousands):

2017
Balance at beginning of period	$208
Additions	-
Accretion	(56)
Reclassification and other	(15)
Balance at end of period	$137

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2017	December 31, 2016

Outstanding Balance	$1,555	$1,821
Carrying Amount	$1,256	$1,386

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of September 30, 2017 and December 31, 2016, foreclosed real estate owned totaled $4,243,000 and $5,302,000, respectively.  During the nine months ended September 30, 2017, there were no consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end.  As of September 30, 2017, the Company has initiated formal foreclosure proceedings on eight properties classified as consumer residential mortgages with a carrying value of $494,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2017	(In thousands)

Individually evaluated for impairment	$23	$1,382	$-	$-	$-	$1,405
Loans acquired with deteriorated credit quality	831	425	-	-	-	1,256
Collectively evaluated for impairment	234,654	343,153	15,328	92,979	67,492	753,606
Total Loans	$235,508	$344,960	$15,328	$92,979	$67,492	$756,267

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2016

Individually evaluated for impairment	$23	$2,601	$-	$-	$-	$2,624
Loans acquired with deteriorated credit quality	821	565	-	-	-	1,386
Collectively evaluated for impairment	236,333	317,021	19,709	85,508	51,524	710,095
Total Loans	$237,177	$320,187	$19,709	$85,508	$51,524	$714,105

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,382	2,263	-
Subtotal	1,405	2,291	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,382	2,263	-
Total Impaired Loans	$1,405	$2,291	$-

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2016		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	2,601	3,427	-
Subtotal	2,624	3,455	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	2,601	3,427	-
Total Impaired Loans	$2,624	$3,455	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2017 and 2016 (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2017	2016	2017	2016

Real Estate Loans:
Residential	$23	$579	$-	$1
Commercial	1,423	3,253	12	33
Total	$1,446	$3,832	$12	$34

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2017	2016	2017	2016

Real Estate Loans:
Residential	$23	$372	$-	$3
Commercial	1,465	3,249	41	90
Total	$1,488	$3,621	$41	$93

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2017, troubled debt restructured loans totaled $1.3 million with no specific reserve.  As of December 31, 2016, troubled debt restructured loans totaled $1.5 million with no specific reserve.  For the nine month period ended September 30, 2017, there were no new loans identified as troubled debt restructurings.  During 2017, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $175,000 as of September 30, 2017.

 For the nine-month period ended September 30, 2016, there were no new loans identified as troubled debt restructurings. During the 2016 period, the Company recognized write-downs of $2,519,000 on loans previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2017 and December 31, 2016 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2017
Commercial real estate loans	$331,511	$9,542	$3,907	$-	$344,960
Commercial loans	92,879	20	80	-	92,979
Total	$424,390	$9,562	$3,987	$-	$437,939

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2016
Commercial real estate loans	$310,432	$5,432	$4,323	$-	$320,187
Commercial loans	84,600	885	23	-	85,508
Total	$395,032	$6,317	$4,346	$-	$405,695

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2017 and December 31, 2016 (in thousands):

	Performing	Nonperforming	Total
September 30, 2017
Residential real estate loans	$234,004	$1,504	$235,508
Construction	15,328	-	15,328
Consumer loans	67,492	-	67,492
Total	$316,824	$1,504	$318,328

	Performing	Nonperforming	Total
December 31, 2016
Residential real estate loans	$235,829	$1,137	$237,177
Construction	19,681	28	19,709
Consumer loans	51,524	-	51,524
Total	$307,034	$1,165	$308,410

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2017 and December 31, 2016 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2017
Real Estate loans
Residential	$232,909	$909	$186	$-	$1,504	$2,599	$235,508
Commercial	343,754	703	-	-	503	1,206	344,960
Construction	15,328	-	-	-	-	-	15,328
Commercial loans	92,897	40	42	-	-	82	92,979
Consumer loans	67,457	29	6	-	-	35	67,492
Total	$752,345	$1,681	$234	$-	$2,007	$3,922	$756,267

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2016
Real Estate loans
Residential	$234,790	$986	$264	$1	$1,136	$2,387	$237,177
Commercial	318,979	445	1	-	762	1,208	320,187
Construction	19,681	-	-	-	28	28	19,709
Commercial loans	85,355	143	10	-	-	153	85,508
Consumer loans	51,456	39	29	-	-	68	51,524
Total	$710,261	$1,613	$304	$1	$1,926	$3,844	$714,105

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

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(83)	(308)	(28)	-	(127)	(546)
Recoveries	4	5	12	-	22	43
Provision for loan losses	340	979	35	165	281	1,800
Ending balance, September 30, 2017	$1,353	$5,299	$97	$472	$539	$7,760
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,353	$5,299	$97	$472	$539	$7,760

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419
Charge Offs	-	(212)	(15)	-	(45)	(272)
Recoveries	1	1	-	-	11	13
Provision for loan losses	98	282	19	112	89	600
Ending balance, September 30, 2017	$1,353	$5,299	$97	$472	$539	$7,760

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2015	$1,069	$5,506	$90	$397	$236	$7,298
Charge Offs	(32)	(2,670)	-	(15)	(71)	(2,788)
Recoveries	4	11	-	-	39	54
Provision for loan losses	15	1,516	(12)	(46)	127	1,600
Ending balance, September 30, 2016	$1,056	$4,363	$78	$336	$331	$6,164
Ending balance individually evaluated for impairment	$-	$15	$-	$-	$-	$15
Ending balance collectively evaluated for impairment	$1,056	$4,348	$78	$336	$331	$6,149

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2016	$976	$4,191	$59	$293	$279	$5,798
Charge Offs	(15)	(28)	-	(15)	(41)	(99)
Recoveries	2	9	-	-	4	15
Provision for loan losses	93	191	19	58	89	450
Ending balance, September 30, 2016	$1,056	$4,363	$78	$336	$331	$6,164

The Company's primary business activity as of September 30, 2017 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of September 30, 2017, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $81.3 million of loans outstanding, or 10.8% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $53.8 million, or 7.1% of loans outstanding.  During 2017, the Company recognized a loss of $212,000 on one loan in the named concentrations which was paid off during the three month period ending September 30, 2017.

The Company did not sell any residential mortgage loans during the first nine months of 2017.  Gross realized gains and gross realized losses on sales of residential mortgage loans were $54,000 and $0, respectively, in the first nine months of 2016.  The proceeds from the sales of residential mortgage loans totaled $1.7 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the Company sold $1.7 million of USDA guaranteed commercial real estate loans.  The gross realized gain on the sale was $67,000.

 The Company did not sell any residential mortgage loans during the three months ended September 30, 2017 or 2016.

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2017
Available for Sale:
U.S. Treasury securities	$1,996	$-	$1,996	$-
States and political subdivisions	119,705	-	119,705	-
Corporate obligations	10,089	-	10,089	-
Mortgage-backed securities-government
sponsored agencies	153,680	-	153,680	-
Equity securities-financial services	236	236	-	-
Total	$285,706	$236	$285,470	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2016
Available for Sale:
U.S. Treasury securities	$1,997	$-	$1,997	$-
States and political subdivisions	125,101	-	125,101	-
Corporate obligations	10,112	-	10,112	-
Mortgage-backed securities-government
sponsored agencies	164,930	-	164,930	-
Equity securities-financial services	424	424	-	-
Total	$302,564	$424	$302,140	$-

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2017 and December 31, 2016 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2017
Impaired Loans	$1,405	$-	$-	$1,405
Foreclosed Real Estate Owned	4,243	-	-	4,243

December 31, 2016
Impaired Loans	$2,624	$-	$-	$2,624
Foreclosed Real Estate Owned	5,302	-	-	5,302

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2017
Impaired loans	$279	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,126	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$4,243	Appraisal of collateral(1)	Liquidation Expenses(2)	0%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2016
Impaired loans	$1,473	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,151	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$5,302	Appraisal of collateral(1)	Liquidation Expenses(2)	10%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2017 and December 31, 2016.

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

As of September 30, 2017, the fair value investment in impaired loans totaled $1,405,000 which included six loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of September 30, 2017, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $886,000 over the life of the loans.

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

Regulatory stock (carried at cost):
The Bank, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

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

    The estimated fair values of the Bank's financial instruments were as follows at September 30, 2017 and December 31, 2016. (In thousands)

	Fair Value Measurements at September 30, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,315	$14,315	$14,315	$-	$-
Securities	285,706	285,706	236	285,470	-
Loans receivable, net	748,254	751,637	-	-	751,637
Mortgage servicing rights	208	239	-	-	239
Regulatory stock	3,115	3,115	3,115	-	-
Bank owned life insurance	36,839	36,839	36,839	-	-
Accrued interest receivable	3,729	3,729	3,729	-	-

Financial liabilities:
Deposits	924,022	923,452	647,046	-	276,406
Short-term borrowings	47,229	47,229	47,229	-	-
Other borrowings	31,771	31,549	-	-	31,549
Accrued interest payable	1,167	1,167	1,167	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2016
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,174	$17,174	$17,174	$-	$-
Securities	302,564	302,564	424	302,140	-
Loans receivable, net	707,426	716,661	-	-	716,661
Mortgage servicing rights	232	250	-	-	250
Regulatory stock	2,119	2,119	2,119	-	-
Bank owned life insurance	36,133	36,133	36,133	-	-
Accrued interest receivable	3,643	3,643	3,643	-	-

Financial liabilities:
Deposits	925,385	925,561	629,829	-	295,732
Short-term borrowings	32,811	32,811	32,811	-	-
Other borrowings	32,001	31,863	-	-	31,863
Accrued interest payable	1,069	1,069	1,069	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.

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

The following table summarizes the purchase of Delaware Bancshares, Inc. as of July 31, 2016:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
Delaware Bancshares, Inc. common shares settled for stock	694,114
Exchange Ratio	0.6221
Norwood Financial Corp. shares issued	431,605
Value assigned to each Norwood Financial Corp. common share	$28.15
Purchase price assigned to Delaware Bancshares, Inc. common shares		$12,150
exchanged for Norwood Financial Corp. shares

Purchase Price Consideration - Cash for Common Stock
Delaware Bancshares, Inc. shares exchanged for cash	231,385
Purchase price paid to each Delaware Bancshares, Inc. common share exchanged for cash	$16.68
Purchase price assigned to Delaware Bancshares, Inc. common shares exchanged for cash		$3,860
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$16,016

Net Assets Acquired:

Delaware Bancshares, Inc. shareholders' equity	$19,357
Delaware Bancshares, Inc. goodwill and intangibles	(7,640)
Total tangible equity	11,717

Adjustments to reflect assets acquired at fair value:
Investments	219
Loans
Interest rate	1,486
General credit	(1,614)
Specific credit - non-amortizing	(260)
Specific credit - amortizing	(239)
Core deposit intangible	449
Deferred loan fees	(296)
Premises and equipment	3,053
Allowance for loan and lease losses	1,651
Deferred tax assets	(1,417)
Other	(97)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(252)
		14,400
Goodwill resulting from merger		$1,616

The following condensed statement reflects the values assigned to Delaware Bancshares, Inc. net assets as of acquisition date:

(In Thousands)

Total purchase price		$16,016

Net assets acquired:
Cash	$14,977
Securities available for sale	208,488
Loans	116,674
Premises and equipment, net	7,292
Regulatory stock	279
Accrued interest receivable	1,626
Bank-owned life insurance	14,762
Core deposit intangible	449
Deferred tax assets	3,034
Other assets	3,282
Time deposits	(71,342)
Deposits other than time deposits	(255,921)
Borrowings	(21,232)
Accrued interest payable	(95)
Other liabilities	(7,873)
		14,400

Goodwill resulting from Delaware Bancshares, Inc. Merger		$1,616

The Company recorded goodwill and other intangibles associated with the purchase of Delaware Bancshares, Inc. totaling $1,616,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment during the nine months ended September 30, 2017.  The carrying amount of the goodwill at September 30, 2017 related to the Delaware acquisition was $1,616,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the nine months ended September 30, 2017, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at September 30, 2017 was $449,000 with $94,000 accumulated amortization as of that date.

As of September 30, 2017, the estimated future amortization expense for the core deposit intangible is:

(In thousands)

2017	$18
2018	70
2019	62
2020	54
2021	46
After five years	105
$355

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at September 30, 2017 and December 31, 2016 represent temporary impairment of the securities, related to changes in interest rates.

The Bank, as a member of the Federal Home Loan Bank (FHLB) system, is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula.  This restricted stock has no quoted market value and is carried at cost.

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

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of September 30, 2017.

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

Changes in Financial Condition

General

Total assets as of September 30, 2017 were $1.132 billion compared to $1.111 billion as of December 31, 2016.  The increase was due primarily to loan growth.

Securities

The fair value of securities available for sale as of September 30, 2017 was $285.7 million compared to $302.6 million as of December 31, 2016.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$1,996	0.7%	$1,997	0.7%
States and political subdivisions	119,705	41.9	125,101	41.4
Corporate obligations	10,089	3.5	10,112	3.3
Mortgage-backed securities-
government sponsored entities	153,680	53.8	164,930	54.5
Equity securities-financial services	236	0.1	424	0.1
Total	$285,706	100.0%	$302,564	100.0%

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

Loans

Loans receivable totaled $756.0 million at September 30, 2017 compared to $713.9 million as of December 31, 2016.  The increase in loans receivable reflects a $24.8 million increase in commercial real estate loans and a $16.0 million increase in consumer loans.

The allowance for loan losses totaled $7,760,000 as of September 30, 2017 and represented 1.03% of total loans outstanding, compared to $6,463,000, or 0.91% of total loans, at December 31, 2016.  The Company had net charge-offs for the nine months ended September 30, 2017 of $503,000 compared to $2,734,000 in the corresponding period in 2016.  The Company's management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at September 30, 2017 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2017, non-performing loans totaled $2.0 million, or 0.27% of total loans compared to $1.9 million, or 0.27%, of total loans at December 31, 2016. At September 30, 2017, non-performing assets totaled $6.2 million, or 0.55%, of total assets compared to $7.2 million, or 0.64%, of total assets at December 31, 2016.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,504	$1,136
Commercial	503	762
Construction	-	28
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	2,007	1,926

Accruing loans which are contractually
past due 90 days or more	-	1
Total non-performing loans	2,007	1,927
Foreclosed real estate	4,243	5,302
Total non-performing assets	$6,250	$7,229
Allowance for loans losses	$7,760	$6,463
Coverage of non-performing loans	386.65%	335.39%
Non-performing loans to total loans	0.27%	0.27%
Non-performing loans to total assets	0.18%	0.17%
Non-performing assets to total assets	0.55%	0.64%

*Includes non-accrual TDRs of $321,000 as of September 30, 2017 and $477,000 on December 31, 2016. The Company also had $1.0 million of accruing TDRs on September 30, 2017 and December 31, 2016.

Deposits

During the nine-month period ending September 30, 2017, total deposits decreased $1.4 million due primarily to a $22.5 million decrease in time deposits over $100,000 due to the seasonal nature of the deposits, while all other deposits increased $21.1 million including a $21.4 million increase in non-interest bearing demand deposits.  During the first quarter of 2017, the Company sold a community office and its $13.7 million of deposits, including $11.5 million of certificates of deposit.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2017	December 31, 2016

Non-interest bearing demand	$212,844	$191,445
Interest bearing demand	85,546	93,485
Money market deposit accounts	157,710	153,020
Savings	190,945	191,878
Time deposits <$100,000	161,500	157,564
Time deposits >$100,000	115,477	137,993

Total	$924,022	$925,385

Borrowings

Other borrowings as of September 30, 2017 totaled $31.8 million compared to $32.0 million as of December 31, 2016.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $14.4 million due to a $17.9 million increase in overnight borrowings partially offset by a  $3.5 million decrease in repurchase agreement balances.

Other borrowings consisted of the following:

(dollars in thousands)

	September 30, 2017	December 31, 2016
Notes with the FHLB:
Convertible note due January 2017 at 4.710%	$-	$10,000
Amortizing fixed rate borrowing due December 2017 at 1.275%	1,011	4,025
Amortizing fixed rate borrowing due January 2018 at 0.910%	204	662
Amortizing fixed rate borrowing due December 2018 at 1.425%	1,027	1,634
Amortizing fixed rate borrowing due January 2019 at 1.393%	6,698	-
Term fixed rate borrowing due August 2019 at 1.606%	10,000	-
Amortizing fixed rate borrowing due June 2020 at 1.490%	5,592	7,078
Amortizing fixed rate borrowing due December 2020 at 1.706%	3,298	4,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	3,941	4,568
	$31,771	$32,001

Stockholders' Equity and Capital Ratios

As of September 30, 2017, stockholders' equity totaled $117.7 million, compared to $111.1 million as of December 31, 2016.   The net change in stockholders' equity included $8.0 million of net income that was partially offset by $4.0 million of dividends declared, and a $1.3 million decrease due to the acquisition of Treasury Stock, and a $1.1 million increase, net, due to the exercise and vesting of stock options and restricted stock.  In addition, total equity increased $2.8 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax.  This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	September 30, 2017	December 31, 2016
Tier 1 Capital
(To average assets)	9.39%	9.16%
Tier 1 Capital
(To risk-weighted assets)	13.15%	13.27%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.15%	13.27%
Total Capital
(To risk-weighted assets)	14.12%	14.12%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2017.

Liquidity

As of September 30, 2017, the Company had cash and cash equivalents of $14.3 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $285.7 million which could be used for liquidity needs.  This totals $300.0 million of liquidity and represents 26.5% of total assets compared to $319.8 million and 28.8% of total assets as of December 31, 2016.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of September 30, 2017 and December 31, 2016.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2018.  There were no borrowings under this line as of September 30, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2017 and December 31, 2016.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of September 30, 2017 and December 31, 2016.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $354,145,000 as of September 30, 2017, of which $49,699,000 and $32,001,000 was outstanding at September 30, 2017 and December 31, 2016, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 34%.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on pages 45 and 49.  Although the Company believes that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$695	$2	1.15%	$15,756	$22	0.53%
Securities available for sale:
Taxable	180,029	877	1.95	141,751	625	1.77
Tax-exempt (1)	120,930	1,103	3.65	100,538	930	3.70
Total securities available for sale (1)	300,959	1,980	2.63	242,289	1,555	2.57
Loans receivable (1) (4) (5)	744,395	8,463	4.55	661,781	7,437	4.50
Total interest-earning assets	1,046,049	10,445	3.99	919,826	9,014	3.92
Non-interest earning assets:
Cash and due from banks	14,768			13,340
Allowance for loan losses	(7,701)			(5,980)
Other assets	77,923			73,091
Total non-interest earning assets	84,990			80,451
Total Assets	$1,131,039			$1,000,277
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest bearing demand and money market	$243,571	$103	0.17	$231,303	$91	0.16
Savings	192,826	24	0.05	155,896	23	0.06
Time	279,023	701	1.00	245,406	563	0.92
Total interest-bearing deposits	715,420	828	0.46	632,605	677	0.43
Short-term borrowings	49,826	82	0.66	34,192	65	0.76
Other borrowings	30,035	116	1.54	35,386	216	2.44
Total interest-bearing liabilities	795,281	1,026	0.52	702,183	958	0.55
Non-interest bearing liabilities:
Demand deposits	206,721			171,329
Other liabilities	10,617			12,542
Total non-interest bearing liabilities	217,338			183,871
Stockholders' equity	118,420			114,223
Total Liabilities and Stockholders' Equity	$1,131,039			$1,000,277

Net interest income (tax equivalent basis)		9,419	3.48%		8,056	3.37%
Tax-equivalent basis adjustment		(549)			(486)
Net interest income		$8,870			$7,570
Net interest margin (tax equivalent basis)			3.60%			3.50%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2017 Compared to
	Three months ended September 30, 2016
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(21)	$1	$(20)
Securities available for sale:
Taxable	176	76	252
Tax-exempt securities	188	(15)	173
Total securities	364	61	425
Loans receivable	934	92	1,026
Total interest earning assets	1,277	154	1,431

Interest bearing liabilities:
Interest-bearing demand and money market	5	7	12
Savings	6	(5)	1
Time	83	55	138
Total interest bearing deposits	94	57	151
Short-term borrowings	29	(12)	17
Other borrowings	(24)	(76)	(100)
Total interest bearing liabilities	99	(31)	68
Net interest income (tax-equivalent basis)	$1,178	$185	$1,363

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2017 to September 30, 2016

General

For the three months ended September 30, 2017, net income totaled $2,941,000 compared to $612,000 earned in the similar period in 2016.  The increase in net income for the three months ended September 30, 2017 was due primarily to a $1.3 million improvement in net interest income due to the increased size of the balance sheet resulting from the acquisition of Delaware Bancshares, Inc. in the third quarter of 2016, combined with the $1.7 million of non-recurring merger-related expenses recognized in the 2016 period.  Net gains on sales of securities increased $129,000 over the 2016 period, while income tax expense increased $720,000 due to the higher level of pre-tax income.  Earnings per share for the current period were $0.47 per share for basic and fully diluted shares compared to $0.10 per share for basic and fully diluted shares for the three months ended September 30, 2016, after giving retroactive effect to the 50% stock dividend declared August 8, 2017.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2017 were 1.03%% and 9.85%, respectively, compared to 0.24% and 2.13%, respectively, for the similar period in 2016.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2017 to September 30, 2016
Net income three months ended September 30, 2016	$612
Change due to:
Net interest income	1,300
Provision for loan losses	(150)
Net gains on sales	129
Other income	330
Salaries and employee benefits	(139)
Occupancy, furniture and equipment	(44)
Foreclosed real estate	(184)
Merger related	1,659
All other expenses	148
Income tax expense	(720)

Net income three months ended September 30, 2017	$2,941
Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2017 totaled $9,419,000 which was $1,363,000 higher than the comparable period in 2016.  The increase in net interest income includes a $1,026,000 increase in interest income (fte) on loans and a $425,000 increase in interest income (fte) on securities resulting from the acquisition and organic growth.  The fte net interest spread and net interest margin were 3.48% and 3.60%, respectively, for the three months ended September 30, 2017 compared to 3.37% and 3.50%, respectively, for the similar period in 2016.  The increase in the net interest spread and the net interest margin reflects the mix of the balance sheet resulting from the acquisition and organic growth.

Interest income (fte) totaled $10,445,000 with a yield on average earning assets of 3.99% compared to $9,014,000 and 3.92% for the 2016 period. Average loans increased $82.6 million over the comparable period of last year due to both the acquisition and organic growth, while average securities increased $58.7 million.  Average earning assets totaled $1.046 billion for the three months ended September 30, 2017, an increase of $126.2 million over the average for the similar period in 2016 due to the acquisition.

Interest expense for the three months ended September 30, 2017 totaled $1,026,000 at an average cost of 0.52% compared to $958,000 and 0.55% for the similar period in 2016.  The decline in average cost reflects the increase in lower costing deposits acquired.  The cost of time deposits, which is the most significant component of funding, increased to 1.00% from 0.92% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended September 30, 2017 was $600,000 compared to $450,000 for the three months ended September 30, 2016.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $259,000 for the quarter ended September 30, 2017 compared to $84,000 for the similar period in 2016.

Other Income

Other income totaled $1,858,000 for the three months ended September 30, 2017 compared to $1,399,000 for the similar period in 2016.  Service charges and fees increased $276,000 due primarily to the accounts acquired, while other fee income categories increased $54,000, net.  Net gains from sales of securities increased $129,000.

Other Expense

Other expense for the three months ended September 30, 2017 totaled $6,239,000 which was $1,440,000 lower than the same period of 2016 due primarily to $1,659,000 of non-recurring merger-related expenses recognized in the 2016 period.  All other operating expenses increased $219,000, net.

Income Tax Expense

Income tax expense totaled $948,000 for an effective tax rate of 24.4% for the period ending September 30, 2017 compared to $228,000 for an effective tax rate of 27.1% for the similar period in 2016. The increase in tax expense reflects an increase in the amount of taxable income, while the decrease in the effective tax rate reflects an increased level of tax-exempt income.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2017			2016
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$5,066	$37	0.97%	$7,117	$28	0.52%
Securities available for sale:
Taxable	182,291	2,680	1.96	101,851	1,503	1.97
Tax-exempt (1)	121,884	3,297	3.61	72,763	2,279	4.18
Total securities available for sale (1)	304,175	5,977	2.62	174,614	3,782	2.89
Loans receivable (1) (4) (5)	729,350	24,537	4.49	598,808	20,187	4.49
Total interest-earning assets	1,038,591	30,551	3.92	780,539	23,997	4.10
Non-interest earning assets:
Cash and due from banks	14,067			10,034
Allowance for loan losses	(7,210)			(6,845)
Other assets	76,677			56,345
Total non-interest earning assets	83,534			59,534
Total Assets	$1,122,125			$840,073
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$247,849	$298	0.16	$195,501	$243	0.17
Savings	195,850	73	0.05	104,281	42	0.05
Time	287,066	2,021	0.94	213,518	1,553	0.97
Total interest-bearing deposits	730,765	2,392	0.44	513,300	1,838	0.48
Short-term borrowings	39,136	138	0.47	42,931	142	0.44
Other borrowings	29,769	360	1.61	37,656	669	2.37
Total interest bearing liabilities	799,670	2,890	0.48	593,887	2,649	0.59
Non-interest bearing liabilities:
Demand deposits	197,234			132,263
Other liabilities	9,574			6,955
Total non-interest bearing liabilities	206,808			139,218
Stockholders' equity	115,647			106,968
Total Liabilities and Stockholders' Equity	$1,122,125			$840,073

Net interest income (tax equivalent basis)		27,661	3.44%		21,348	3.50%
Tax-equivalent basis adjustment		(1,638)			(1,209)
Net interest income		$26,023			$20,139
Net interest margin (tax equivalent basis)			3.55%			3.65%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2017 Compared to
	Nine months ended September 30, 2016
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest earning assets:
Interest bearing deposits with banks	$(12)	$21	$9
Securities available for sale:
Taxable	1,182	(5)	1,177
Tax-exempt securities	1,231	(213)	1,018
Total securities	2,413	(218)	2,195
Loans receivable	4,350	-	4,350
Total interest earning assets	6,751	(197)	6,554

Interest bearing liabilities:
Interest-bearing demand and money market	71	(16)	55
Savings	31	-	31
Time	530	(62)	468
Total interest bearing deposits	632	(78)	554
Short-term borrowings	(13)	9	(4)
Other borrowings	(111)	(198)	(309)
Total interest bearing liabilities	508	(267)	241
Net interest income (tax-equivalent basis)	$6,243	$70	$6,313

Comparison of Operating Results for the Nine Months Ended September 30, 2017 to September 30, 2016

General

For the nine months ended September 30, 2017, net income totaled $8,041,000 compared to $4,365,000 earned in the similar period in 2016.  The increase in net income for the nine months ended September 30, 2017 was due primarily to a $5.9 million improvement in net interest income due to the increased size of the balance sheet resulting from the acquisition of Delaware Bancshares, Inc. in the third quarter of 2016.  Other income increased $1,469,000 due to increases in fee income from the accounts acquired.  Gains from sales included a $209,000 gain resulting from the sale of deposits and the Company's former West Scranton Office in the first quarter of 2017.  All operating expense categories increased $2,428,000, net, due to the twelve branch offices acquired, and includes $1,664,000 on non-recurring merger related expenses in the 2016 period.  Earnings per share for the current period were $1.29 per share for basic and $1.28 per fully diluted shares compared to $0.77 per share for basic and fully diluted shares for the nine months ended September 30, 2016, after adjusting for the retroactive effect of the 50% stock dividend declared August 8, 2017.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2017 were 0.96% and 9.30%, respectively, compared to 0.69% and 5.45%, respectively, for the similar period in 2016.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2017 to September 30, 2016
Net income nine months ended September 30, 2016	$4,365
Change due to:
Net interest income	5,884
Provision for loan losses	(200)
Net gains on sales	120
Other income	1,349
Salaries and employee benefits	(2,019)
Occupancy, furniture and equipment	(783)
Foreclosed real estate	(446)
Merger related	1,664
All other expenses	(844)
Income tax expense	(1,049)

Net income nine months ended September 30, 2017	$8,041

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2017 totaled $27,661,000 which was $6,313,000 higher than the comparable period in 2016.  The increase in net interest income includes a $4,350,000 increase in interest income (fte) on loans and a $2,195,000 increase in interest income (fte) on securities resulting primarily from the acquisition.  The fte net interest spread and net interest margin were 3.44% and 3.55%, respectively, for the nine months ended September 30, 2017 compared to 3.50% and 3.65%, respectively, for the similar period in 2016.  The decrease in the net interest spread and the net interest margin reflects the mix of the balance sheet resulting from the acquisition.

Interest income (fte) totaled $30,551,000 with a yield on average earning assets of 3.92% compared to $23,997,000 and 4.10% for the 2016 period. Average loans increased $130.5 million over the comparable period of last year primarily due to the acquisition, while average securities increased $129.6 million.  Average earning assets totaled $1.039 billion for the nine months ended September 30, 2017, an increase of $258.1 million over the average for the similar period in 2016 due to the acquisition.

Interest expense for the nine months ended September 30, 2017 totaled $2,890,000 at an average cost of 0.48% compared to $2,649,000 and 0.59% for the similar period in 2016.  The decline in average cost reflects the increase in lower costing deposits acquired.  The cost of time deposits, which is the most significant component of funding, decreased to 0.94% from 0.97% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the nine months ended September 30, 2017 was $1,800,000 compared to $1,600,000 for the nine months ended September 30, 2016.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $503,000 for the nine month period ended September 30, 2017 compared to $2,734,000 for the similar period in 2016.

Other Income

Other income totaled $5,158,000 for the nine months ended September 30, 2017 compared to $3,689,000 for the similar period in 2016.  Service charges and fees increased $1,056,000 due primarily to the accounts acquired, while other fee income categories increased $293,000, net, and gains on sales increased $120,000, net.  Included in gains on sales for 2017 was a non-recurring gain of $209,000 related to the sale of deposits and the Company's former West Scranton Office in the first quarter of 2017.

Other Expense

Other expense for the nine months ended September 30, 2017 totaled $18,984,000 which was $2,428,000 higher than the same period of 2016 due primarily to costs related to the operations of the offices acquired.  Expenses related to foreclosed real estate increased $446,000.

Income Tax Expense

Income tax expense totaled $2,356,000 for an effective tax rate of 22.7% for the period ending September 30, 2017 compared to $1,307,000 for an effective tax rate of 23.0% for the similar period in 2016. The increase in tax expense reflects a higher level of pre-tax earnings, while the decrease in the effective tax rate reflects an increase in the amount of tax-exempt income.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2017, the level of net interest income at risk in a rising 200 basis point change in interest rates was within the Company's policy limits, while a 200 basis point decline in rates resulted in a change that exceeded the policy limit by .09%.  The Company's policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2017, the Company had a positive 90-day interest sensitivity gap of $26.7 million or 2.4% of total assets, compared to the $34.7 million or 3.1% of total assets as of December 31, 2016.  Rate sensitive assets repricing within 90 days decreased $11.7 million due primarily to an $8.5 million decrease in loans repricing.  Rate sensitive liabilities repricing within 90 days decreased $3.8 million since year end due to a $12.8 million reduction in time deposits repricing which was partially offset by an $8.7 million increase in borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2017
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$268	$100	$-	$-	$368
Securities	6,219	25,443	58,819	195,225	285,706
Loans Receivable	149,509	162,520	218,459	225,526	756,014
Total RSA	$155,996	$188,063	$277,278	$420,751	$1,042,088

Non-maturity interest-bearing deposits	$65,305	$63,407	$168,969	$136,520	$434,201
Time Deposits	35,979	103,266	105,345	32,387	276,977
Borrowings	27,962	17,115	32,314	1,609	79,000
Total RSL	$129,246	$183,788	$306,628	$170,516	$790,178

Interest Sensitivity Gap	$26,750	$4,275	$(29,350)	$250,235	$251,910
Cumulative Gap	26,750	31,025	1,675	251,910
RSA/RSL-cumulative	120.7%	109.9%	100.3%	131.9%

December 31, 2016

Interest Sensitivity Gap	$34,669	$(21,445)	$(23,293)	$230,044	$219,975
Cumulative Gap	34,669	13,224	(10,069)	219,975
RSA/RSL-cumulative	126.1%	103.9%	98.4%	127.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance (3)
10.3	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7	2006 Stock Option Plan (8)
10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10	Change In Control Severance Agreement with James F. Burke (10)
10.11	2014 Equity Incentive Plan(11)
10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files

(1)
Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant's Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed with the Commission on March 23, 2000.

(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.

(7)	Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from Exhibit 10.13 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 18, 2015.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	November 9, 2017	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2017	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)