Form 10-K
period 2017-12-31
NORWOOD FINANCIAL CORP
filed 2018-03-15
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES     ☒ NO
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ YES     ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No
The registrant's voting stock trades on the NASDAQ Global Market under the symbol "NWFL."  The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price of the registrant's Common Stock as of June 30, 2017, $28.17 per share, was $167.1 million based on 5,933,570 shares of Common Stock held by non-affiliates on that date (share and per share amounts adjusted for the 50% stock dividend declared August 8, 2017).  For purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant's common stock.
As of March 1, 2018, there were 6,257,280 shares outstanding of the registrant's Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2017. (Parts I, II, and IV)
2.	Portions of the definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I
Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties, as detailed in Item 1A hereof, include:

•	our ability to realize the anticipated benefits from our acquisition of Delaware Bancshares, Inc.;
•	possible future impairment of intangible assets;
•	our ability to effectively manage future growth;
•	loan losses in excess of our allowance;
•	risks inherent in commercial lending;
•	real estate collateral which may be subject to declines in value;
•	potential other-than-temporary impairments;
•	soundness of other financial institutions;
•	interest rate risks;
•	potential liquidity risk;
•	availability of capital;
•	regional economic factors;
•	loss of senior officers;
•	comparatively low legal lending limits;
•	risks of new capital requirements;
•	potential impact of Tax Cuts and Jobs Act;
•	limited market for the Company's common stock;
•	restrictions on ability to pay dividends;
•	common stock may lose value;
•	insider ownership;
•	issuing additional shares may dilute ownership;
•	certain anti-takeover provisions;
•	competitive environment;
•	extensive and complex governmental regulation and associated cost; and
•	cybersecurity
Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the "Company"), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the "Bank").  The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve").  As of December 31, 2017, the Company had total consolidated assets of $1.1 billion, consolidated deposits of $929.4 million, and consolidated stockholders' equity of $115.7 million. The Company's ratio of average equity to average assets was 10.34%, 11.95%, and 13.76% for fiscal years 2017, 2016 and 2015, respectively.

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

The Bank is an independent community bank with 26 offices in Northeastern Pennsylvania and the Southern Tier of New York.  The Bank has five offices in Wayne County, three offices in Pike County, four offices in Monroe County and two offices in Lackawanna County, Pennsylvania.  As a result of the acquisition of Delaware Bancshares, Inc., Wayne Bank now has six offices in Delaware County and six offices in Sullivan County, New York.  The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe and Lackawanna and, to a much lesser extent, Susquehanna County and the Southern Tier New York counties of Delaware and Sullivan. In addition, the Bank operates 27 automated teller machines, each one located at a branch facility.

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

North Penn Bancorp, Inc.  On May 31, 2011, the Company completed its acquisition of North Penn Bancorp, Inc. ("North Penn") and its wholly owned subsidiary, North Penn Bank, as contemplated by the Agreement and Plan of Merger, dated as of December 14, 2010, by and among the Company, Wayne Bank, North Penn and North Penn Bank (the "North Penn Agreement").  At the time of acquisition, North Penn had approximately $168.3 million in assets and five banking offices in Lackawanna and Monroe Counties, Pennsylvania.  The Company acquired all of the outstanding shares of North Penn for an aggregate cash consideration of approximately $12.2 million and 532,000 shares of the Common Stock.  The cash and stock transaction was valued at approximately $26.9 million based on the closing price of the Common Stock on May 31, 2011.  In accordance with the North Penn Agreement, each outstanding share of North Penn common stock was converted, at the election of the holder, into either the right to receive $19.12 in cash or 0.6829 shares of the Common Stock, subject to the election and allocation procedures in the North Penn Agreement, including the requirement that $12,194,000 of the merger consideration (which included amounts paid in cancellation of existing stock options, for the unallocated shares held by the North Penn Employee Stock Ownership Plan ("ESOP") and any shares as to which the holders exercised dissenters' rights) be paid in cash and that the remainder be paid in the Common Stock.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania and Delaware and Sullivan Counties, New York. Based on data compiled by the FDIC as of June 30, 2017 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 21.9%, the second largest share in Pike County with 19.2%, seventh largest share in Monroe County with 4.0% and tenth largest share in Lackawanna County with 1.2%.  At June 30, 2017, the Bank had the third largest share of FDIC-insured deposits in Delaware County with 25.7% and the eighth largest share in Sullivan County with 6.2%.  This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2017, the Bank had 206 full‑time and 8 part‑time employees. None of the Bank's employees are represented by a collective bargaining group.

Lending Activities

The Bank's loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and to a lesser extent second home dwellings. The Bank's loan products include fixed-rate mortgage products with terms up to 30 years which may be sold, in the secondary market through the Federal National Mortgage Association ("Fannie Mae"), the FHLB or held in the Bank's portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months.  Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York.  At December 31, 2017, there were $60.8 million of indirect loans in the portfolio.  In connection with the acquisition of Delaware Bancshares, Inc., the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans.  As of December 31, 2017, the approximate outstanding balance of these acquired loans was $91.5 million.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.  As of December 31, 2017, the approximate outstanding balance of these acquired loans was $30.2 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.  Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years.  Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units.   At December 31, 2017, the Bank had approximately $68.1 million in loans on commercial rentals, as well as $53.9 million of loans outstanding to the hospitality lodging industry, which are its largest lending concentrations.

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

Commercial loans and leases are considered to have a higher degree of credit risk than secured real estate lending. The repayment of unsecured commercial business loans is wholly dependent on the success of the borrower's business, while secured commercial business loans may be secured by collateral that may not be readily marketable in the event of default.  Municipal financing includes lending to local taxing authorities and revenue-producing projects.  Such loans may constitute the general obligation of the taxing authority or may rely on a specific revenue source which is responsible for the repayment of the debt.  General obligations are considered to carry a lower level of risk than other loan types since they are backed by the full faith and credit of the taxing authority. Revenue obligations are backed solely by revenues generated by the project financed and repayment may be affected by the success of the project.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms.  A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time.  As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau ("CFPB") has adopted regulations defining "qualified mortgages" that are presumed to comply with the Dodd-Frank Act's ability-to-repay rules.  Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower's income and assets are verified and documented; and (iv) the borrower's debt-to-income ratio generally may not exceed 43%.  Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a "higher cost" mortgage, in which case the presumption is rebuttable.

Loan Solicitation and Processing

The Bank has established various lending limits for its officers and also maintains an Officer Loan Committee to approve higher loan amounts. The Officer Loan Committee is comprised of the President and Chief Executive Officer, Chief Lending Officer and other Bank officers. The Officer Loan Committee has the authority to approve all loans up to set limits based on the type of loan and the collateral. Requests in excess of these limits must be submitted to the Directors' Loan Committee or Board of Directors for approval. Additionally, the President and Chief Executive Officer, and the Chief Lending Officer and other officers have the authority to approve secured and unsecured loans up to amounts approved by the Board of Directors and maintained in the Bank's Loan Policy. Notwithstanding individual lending authority, certain loan policy exceptions must be submitted to the Officer Loan Committee for approval.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank's loan portfolio at the dates indicated.

C
	As of December 31,
	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$97,461	12.7	$85,508	12.0	$71,090	12.7	$42,514	8.5	$35,745	7.1
Real Estate-Construction	17,228	2.3	19,709	2.8	18,987	3.4	19,221	3.9	20,551	4.1
Real Estate-Residential	235,759	30.8	237,177	33.2	161,820	28.9	158,139	31.5	158,842	31.6
Real Estate-Commercial	342,934	44.9	320,187	44.8	279,123	49.8	261,956	52.2	273,144	54.2
Consumer loans	70,953	9.3	51,524	7.2	29,231	5.2	19,704	3.9	15,295	3.0
	764,335	100.0	714,105	100.0	560,251	100.0	501,534	100.0	503,577	100.0
Deferred fees, net	(243)		(216)		(326)		(399)		(480)
Allowance for loan losses	(7,634)		(6,463)		(7,298)		(5,875)		(5,708)
Loans receivable, net	$756,458		$707,426		$552,627		$495,260		$497,389

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2017. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$11,281	$21,786	$64,394	$97,461
Real Estate – Construction	5,596	3,151	8,481	17,228
Total	$16,877	$24,937	$72,875	$114,689

Loans with fixed rates	$7,057	$16,936	$44,648	$68,641
Loans with floating rates	11,578	9,324	25,146	46,048
Total	$18,635	$26,260	$69,794	$114,689

Non-Performing Assets. The following table sets forth information regarding non‑accrual loans, foreclosed real estate owned and loans 90 days or more delinquent on which the Bank was accruing interest at the dates indicated.  At December 31, 2017, 2016, 2015, 2014 and 2013, the Company also had $1.1 million, $1.5 million, $6.8 million, $8.8 million and $9.2 million, respectively, in troubled debt restructurings.  For the year ended December 31, 2017, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $163,000 of which $3,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2017 was $73,000 of which $54,000 was collected.  Of those loans classified as troubled debt restructurings at December 31, 2017, two loans with a balance of $144,000 are included in non-accrual loans, while one loan relationship with a balance of $996,000 is carried in full accrual status.

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Non-accrual loans: Real Estate loans
Residential	$1,706	$1,136	$440	$1,675	$1,704
Commercial	277	762	6,649	3,921	7,843
Construction	—	28	—	—	—
Commercial	—	—	43	—	—
Consumer loans	—	—	—-	4	—
Total non-accrual loans*	1,983	1,926	7,132	5,600	9,547

Accruing loans which are contractually past-due 90 days or more	496	1	—	—	—

Total non-performing loans	2,479	1,927	7,132	5,600	9,547
Foreclosed real estate	1,661	5,302	2,847	3,726	1,009
Total non-performing assets	$4,140	$7,229	$9,979	$9,326	$10,556
Total non-performing loans to total loans	0.32%	0.27%	1.27%	1.12%	1.90%
Total non-performing loans to total assets	0.22%	0.17%	0.95%	0.79%	1.34%
Total non-performing assets to total assets	0.37%	0.65%	1.33%	1.31%	1.48%

*Includes non-accrual TDRs of $144,000, $477,000, $5.7 million, $2.2 million and $6.2 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.  The Company also had $996,000, $1.0 million, $1.1 million, $6.6 million and $3.0 million in accruing TDRs, respectively, on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was $1,247,000 (net of a charge-off against the allowance for loan losses of $277,000) and $2,624,000 (net of a charge-off against the allowance for loan losses of $831,000) at December 31, 2017 and 2016, respectively. There were no impaired loans requiring an allowance on December 31, 2017.  The specific reserve related to impaired loans was $0 for 2017 and 2016.  For the years ended December 31, 2017 and 2016, the average recorded investment in these impaired loans was $1,232,000 and $2,696,000, respectively, and the interest income recognized on these impaired loans was $56,000 and $91,000, respectively.  In connection with the Delaware Bancshares acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.0 million, which are being carried at their fair value of $766,000.  In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $408,000, which are being carried at their fair value of $408,000.

As of December 31, 2017, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans.  Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  During 2017, there were no new loan relationships identified as troubled debt restructures.

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

The following table sets forth at the dates indicated the Bank's classified assets in accordance with its asset classification system:

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Special mention	$9,696	$6,317	$1,837	$1,983	$3,651
Substandard	5,536	4,346	9,437	13,344	18,927
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$15,232	$10,663	$11,274	$15,327	$22,578

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses for the years indicated:

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)

Total loans receivable net of deferred fees	$764,092	$713,889	$559,925	$501,135	$503,097
Average loans receivable	737,765	626,907	529,989	500,960	483,041

Allowance balance at beginning of period	$6,463	$7,298	$5,875	$5,708	$5,502

Charge-offs:
Commercial	—	(15)	—	—	(4)
Real Estate – residential, commercial and construction	(1,013)	(2,834)	(3,107)	(1,466)	(2,131)
Consumer	(207)	(102)	(91)	(80)	(90)

Total	(1,220)	(2,951)	(3,198)	(1,546)	(2,225)

Recoveries:
Commercial	—	—	—	—	—
Real Estate – residential, commercial and construction	165	21	20	2	9
Consumer	26	45	21	31	22

Total	191	66	41	33	31

Net Charge-offs	(1,029)	(2,885)	(3,157)	(1,513)	(2,194)

Provision Expense	2,200	2,050	4,580	1,680	2,400
Allowance balance at end of period	$7,634	$6,463	$7,298	$5,875	$5,708

Allowance for loan losses as a percent of total loans outstanding	1.00%	0.91%	1.30%	1.17%	1.13%

Net loans charged off as a percent of average loans outstanding	0.14%	0.46%	0.60%	0.30%	0.45%

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

	As of December 31,
	2017		2016		2015		2014		2013
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$463	12.7%	$307	12.0%	$397	12.7%	$256	8.5%	$184	7.1%
Real estate – construction	90	2.3	78	2.8	90	3.4	222	3.9	897	4.1
Real estate – residential	1,272	30.8	1,092	33.2	1,069	28.9	1,323	31.5	1,441	31.6
Real estate – commercial	5,265	44.9	4,623	44.8	5,506	49.8	3,890	52.2	3,026	54.2
Consumer	544	9.3	363	7.2	236	5.2	184	3.9	160	3.0
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$7,634	100.0%	$6,463	100.0%	$7,298	100.0%	$5,875	100.0%	$5,708	100.0%

Investment Activities

General. The Company maintains a portfolio of investment securities consisting of obligations of the U.S. Government and its agencies, including mortgage-backed securities, and obligations of states, counties and municipalities including school districts. The Company also has corporate debt obligations in the portfolio.  All such securities are classified as available-for-sale and carried at their fair value.  The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

Securities Portfolio. Carrying values of securities, all of which are classified as available-for-sale, at the dates indicated are as follows:

	As of December 31,
	2017	2016	2015
	(in thousands)

U.S. Treasury securities	$1,998	$1,997	$—
U.S. Government agencies	—	—	9,169
State and political subdivisions	120,478	125,101	60,755
Corporate obligations	9,989	10,112	4,974
Mortgage-backed securities – government sponsored entities	148,656	164,930	63,569
Equity securities-financial services	—	424	384
Total Securities	$281,121	$302,564	$138,851
Fair Value of Securities	$281,121	$302,564	$138,851

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company's securities portfolio as of December 31, 2017. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 34%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

U.S. Treasury securities	$1,998	0.67%	$—	—%	$—	—%	$—	—%	$1,998	0.67%
State and political subdivision	2,507	3.08	13,842	2.67	43,155	2.82	60,974	4.28	120,478	3.55
Corporate obligations	1,012	4.20	7,427	2.28	1,550	2.67	—	—	9,989	2.54
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	148,656	1.96	148,656	1.96

Total Investment Securities	$5,517	2.41%	$21,269	2.53%	$44,705	2.81%	$209,630	2.63%	$281,121	2.65%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. The Bank has no brokered deposits nor does it participate in the Certificate of Deposit Account Registry Service ("CDARS").  The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, and Automated Clearing House (ACH) activity.  The Bank operates twenty-seven automated teller machines and is affiliated with the MoneyPass ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com.  Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2017		2016		2015
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$200,368	—%	$146,578	—%	$106,601	—%
Interest-bearing demand	89,881	0.07	71,107	0.05	52,825	0.05
Money Market	155,836	0.22	137,266	0.22	124,279	0.22
Savings	189,548	0.05	125,904	0.05	74,753	0.05
Time	293,641	0.98	234,026	0.94	209,930	0.99

Total	$929,274		$714,881		$568,388

Maturities of Time Deposits. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 2017.

Amount
Maturity Period	(in thousands)

Within three months	$23,171
Over three through six months	44,620
Over six through twelve months	43,910
Over twelve months	56,352
$168,053

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

	Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Short-term borrowings:
Average balance during the year	$39,170	$41,593	$34,057
Maximum month-end balance during the year	$54,286	$52,672	$55,183
Average interest rate during the year	0.51%	0.31%	0.25%
Total short-term borrowings at end of the year	$42,530	$32,811	$53,235
Weighted average interest rate at the end of the year	0.87%	0.32%	0.36%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2017, the Bank had $157.8 million of assets under management compared to $138.2 million as of December 31, 2016. The increase is partially due to stock market performance which can affect the value of a customer's investment portfolio.

Subsidiary Activities
The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. ("NIC"), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC's business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC ("LPL") as a result of the sale of Invest to LPL in 2017.  LPL is a registered broker/dealer and a member of FINRA and the SIPC.  NIC generated gross revenues for the Company of $146,000 and $143,000 in 2017 and 2016, respectively, which is included in Other Income.
WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.
WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2017 and 2016, the outstanding balance of foreclosed properties on which WTRO held title totaled $1,564,000 and $4,780,000, respectively.  Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement services to Bank customers and non-customers.  In June 2017, the Bank adopted a plan of dissolution for Norwood Settlement Services, LLC.

Regulation
Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), is subject to regulation and supervision by the Federal Reserve.  The Company is required to file periodic reports of its operations with, and is subject to examination by, the Federal Reserve. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

Under the BHCA, the Company generally must obtain the prior approval of the Federal Reserve before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the Company would directly or indirectly own or control more than 5% of such shares.

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

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company."  A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if it and each of its subsidiary banks is well capitalized and well managed, and each of its subsidiary banks has at least a "satisfactory" CRA rating. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and Department of the Treasury to be permissible. The Company has not submitted notice to the Federal Reserve of its intent to be deemed a financial holding company.

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
The Federal Deposit Insurance Act ("FDIA"), however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.

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

Effective July 1, 2016, the FDIC amended its assessment regulations for banks with less than $10 billion in assets to replace the previous risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions.  The amended rules became effective during the first quarter after the reserve ratio of the Deposit Insurance Fund reached 1.15% and will remain in effect until the reserve ratio reaches 2.0%.  The amended regulations set a maximum rate that banks rated CAMELS 1 or 2 may be charged and a minimum rate that CAMELS 3, 4 and 5 banks may be charged.  Under the amended rules, the FDIC uses a bank's weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets.  In addition, assessments take into consideration core deposits to total assets, one-year asset growth and a loan mix index.  The loan mix measures the extent to which a bank's total assets include higher risk loans.  To calculate the loan mix index, each category of loan in the bank's portfolio (other than credit card loans) is divided by the bank's total assets to determine the percentage of assets represented by that loan category.  Each percentage is then multiplied by that loan category's historical weighted average industry-wide charge-off rate.  The sum of these numbers determines the loan mix index value for that bank.  The amended regulations are intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions.  Most institutions are expected to see lower premiums.  A companion regulation assesses banks over $10 billion in assets at higher rates for two years in accordance with the requirements of the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged approximately 0.005% of insured deposits on an annualized basis in fiscal year 2017. These assessments will continue until the FICO bonds mature in 2017 through 2019.
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

Under the FDIC's revised capital adequacy regulations, the Bank is required to meet four minimum capital standards: (1) a "Tier 1" or "core" capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets.  Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an "opt-out" election, accumulated other comprehensive income, net of goodwill and certain other intangible assets.  Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments.  An institution's risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The federal banking agencies have recently proposed to simplify the capital rules for smaller, non-complex banks, like the Bank.  The proposal would simplify the calculation of acquisition, development and construction exposures for such banks and reduce their risk-weighting to 130%.  In addition, the proposal would raise the threshold for requiring deductions from capital for mortgage servicing assets and certain deferred tax assets and simplify the calculation of the amount of minority interests in consolidated subsidiaries includable in regulatory capital.

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department's capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC's capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require  higher leverage ratio for any institutions based on the institution's substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2017.

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

At December 31, 2017, the Bank qualified as "well capitalized" under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2017, the Bank's loans-to-one-borrower limitation was $16.1 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's outstanding advances from the FHLB. At December 31, 2017, the Bank was in compliance with this requirement.   The FHLB incurred losses in both 2009 and 2010 and suspended the payment of dividends.  However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB's regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2017, the Bank met its reserve requirements.

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
At December 31, 2017, we had approximately $11.8 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank's ability to make dividend payments to us.
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
As of December 31, 2017, our allowance for loan losses was $7,634,000 which represented 1.00% of outstanding loans. At such date, we had thirty nonperforming loans totaling $2.5 million and five impaired loans totaling $1.2 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.
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
In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2017, approximately 78% of our loans had real estate as a primary or secondary component of collateral. In addition, approximately 53% of our securities portfolio consisted of mortgage-backed securities issued by Fannie Mae, Freddie Mac or the Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
We may be required to record other-than-temporary impairment charges with respect to our investment securities portfolio and restricted stock.
As of December 31, 2017, we had approximately $219.2 million in investments, including mortgage-backed securities, on which we had unrealized losses of $5.4 million.  In addition, we had $3.4 million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as "well capitalized" for regulatory purposes.
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
A significant proportion of our time deposits have been acquired through competitive bidding and may be more sensitive to increases in interest rates than other deposits.

At December 31, 2017, approximately $65.7 million, or 20.5% of our time deposits consisted of deposits from local governments and governmental units which we acquired through competitive bidding.  These time deposits generally consist of short-term certificates of deposit with balances in excess of $250,000 which local governments use in order to obtain a higher return on excess funds. Since these deposits are put out to bid again as each certificate matures, the interest rates on these deposits have the potential to rapidly adjust to market rates. In the event of an increase in market rates, the Bank may need be required to raise the interest rates on these deposits in order to retain them.   In bidding for municipal deposits, the Bank considers its funding needs, its asset/liability management position, rates being paid for comparable funding and anticipated changes in interest rates.  The Bank also considers the amount, if any, of collateral that it will be required to post for the deposit, the overall mix of obligations to the municipality and the extent of the Bank's total relationship with the municipality.  In the event management does not deem it prudent to pay higher rates for these deposits, the Bank may be required to find a replacement for this form of funding.

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
At December 31, 2017, our lending limit per borrower was approximately $16.1 million, or 15% of our capital plus the allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.
The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

The federal banking agencies have recently adopted proposals that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The amendments implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The amended rules include new minimum risk-based capital and leverage ratios, which became effective in January 2015 with certain requirements to be phased in beginning in 2016, and will refine the definition of what constitutes "capital" for purposes of calculating those ratios.

The new minimum capital level requirements applicable to the Company and the Bank include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The new rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company and the Bank.
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
The Tax Cuts and Jobs Act could have an unforeseen impact on our business.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the "Act") into law.  The Act contains the most extensive changes to the Internal Revenue Code in over 30 years.  Among other things, the Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat 21%, doubles the standard deduction for individuals, limits the deductibility of state and local income, property and sales taxes by individuals to $10,000 per year, eliminates the deductibility of interest on home equity loans, and eliminates the deductibility of interest on new home mortgages in excess of $750,000 (down from $1.0 million previously).  The Act also eliminates loss carrybacks and limits the deductibility of loss carryforwards to 80% of current-year taxable income.  In addition, the Act phases out the deductibility of FDIC premiums for banks with assets in excess of $10 billion.  The Act allows 100% expensing for all non-real property capital expenditures for five years but limits the deductibility of net interest expense (interest expense minus interest income) to 30% of taxable income for businesses with average annual gross receipts of more than $25 million.

While the Company expects to benefit from the lower federal tax rate in the future, the lower tax rate and other new limits on the recognition of tax loss carryforwards have also reduced the value of existing net operating loss carryforwards and other tax assets for which the Company was required to establish valuation allowances during the 2017 fiscal year. Lower tax rates will also reduce the attractiveness of certain tax-advantaged bank investments such as municipal bonds and bank-owned life insurance.  Various other provisions of the Act could have unanticipated effects on the business of the Company and the Bank.  By reducing the tax advantages of home ownership through its limits on the deductibility of mortgage interest and property taxes and the elimination of the deductibility of interest on home equity loans, the Act could affect demand for housing and residential mortgages in the future.  The higher standard deduction could also impact mortgage financing by reducing the number of taxpayers who itemize deductions and therefore benefit from these deductions.  The lower corporate tax rates and new limits on the deductibility of net interest expense may reduce demand for loans from larger business borrowers and increase competition for lending to smaller business borrowers.
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
Our management controls a substantial percentage of our stock and therefore have the ability to exercise substantial control over our affairs.
As of December 31, 2017, our directors and executive officers beneficially owned approximately 408,927 shares, or approximately 6.4% of our common stock, including options to purchase 83,775 shares, in the aggregate, of our common stock at exercise prices ranging from $16.65 to $32.81 per share (share and per share amounts have been adjusted for the 50% stock dividend declared on August 8, 2017). Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.
We are currently authorized to issue up to 10,000,000 shares of common stock of which 6,257,280 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 787,500 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan and the 2014 Equity Incentive Plan, of which 477,629 were issued as of December 31, 2017. As of December 31, 2017, options to purchase a total of 177,975 shares were exercisable and had exercise prices ranging from $16.65 to $22.37.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value per share of our common stock.

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
Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. We are subject to supervision and periodic examination by the Federal Reserve, FDIC and the Pennsylvania Department of Banking and Securities.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. We are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that we are found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that any such changes may have on our future business and earnings prospects. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitability.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-five additional branch offices in Northeastern Pennsylvania and the Southern Tier of New York. The Bank's total investment in office property and equipment is $32.2 million with a net book value of $13.7 million as of December 31, 2017. The Bank currently operates automated teller machines at all of its facilities. The Bank leases six of its locations with minimum lease commitments of $6.9 million through 2037.  Four of the locations have renewal options.

Item 3. Legal Proceedings

On June 13, 2016, a complaint was filed against Delaware Bancshares, Inc. ("Delaware") in the Supreme Court of New York, County of Albany, by Northeast Capital & Advisory, Inc. ("Northeast") alleging that Delaware breached a prior agreement allegedly giving Northeast a right of first refusal on future investment banking services required by Delaware and seeking money damages in excess of $500,000. In its response filed July 27, 2016, Delaware denied the claims of Northeast, and filed a counterclaim for money damages in excess of $1.0 million.  Each party has filed a motion for summary judgement which is currently being considered by the court.  The Registrant believes that the claims of Northeast are meritless and intends to continue to defend against them and pursue Delaware's counterclaims.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant's common equity and related stockholder matters appears under "Capital and Dividends" in the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2017 (the "Annual Report") and is incorporated herein by reference.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Set forth below is information regarding the Company's stock repurchases during the fourth quarter of the fiscal year ended December 31, 2017.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

October 1 – 31, 2017	-	$-	-	139,500
November 1 – 30, 2017	10,000	29.71	10,000	129,500
December 1 – 31, 2017	-	-	-	129,500

Total	10,000	$29.71	10,000	129,500

* On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Registrant announced that the Company had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" and "Corporate Governance" in the Proxy Statement for the 2018 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated herein by reference.

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

(d)	Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans approved by security holders

2006 Stock Option Plan	144,109	$17.72	-
2014 Equity Incentive Plan	68,616	27.14	259,635

Equity compensation plans not approved by security holders	_	_	_

TOTAL	212,725	$20.76	259,635

*  Share and per share data adjusted for the 50% stock dividend declared on August 8, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections in the Proxy Statement captioned "Related Party Transactions" and "Corporate Governance".

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned "Proposal III -- Ratification of Appointment of Independent Registered Public Accounting Firm."

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2017, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3. Exhibits

P
No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (5)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6†	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7†	2006 Stock Option Plan (8)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10†	Change in Control Severance Agreement with James F. Burke (10)
10.11†	2014 Equity Incentive Plan (11)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2017
21	Subsidiaries of Norwood Financial Corp.
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.
(1)
Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant's Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.
(3)	Incorporated herein by reference from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.1 to the Registrant's Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated by reference into this document from Exhibit 10.11 to the Registrant's Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(8)	Incorporated herein by reference from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed April 4, 2006.
(10)	Incorporated herein by reference from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 2, 2014.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Registrant's Current Report on Form 8-K filed with the Commission on January 16, 2018

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 15, 2018	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 15, 2018 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli	/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer )	William W. Davis, Jr. Director
/s/Dr. Andrew A. Forte	/s/ Susan Campfield
Dr. Andrew A. Forte Director	Susan Campfield Director
/s/ Joseph W. Adams	/s/ Kevin M. Lamont
Joseph W. Adams Director	Kevin M. Lamont Director
/s/ Ralph A. Matergia	/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director	Dr. Kenneth A. Phillips Director
/s/ William S. Lance	/s/ Meg L. Hungerford
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Meg L. Hungerford Director