Form 10-Q
period 2018-03-31
NORWOOD FINANCIAL CORP
filed 2018-05-10
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2018
Common stock, par value $0.10 per share	6,252,834

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$10,103	$16,212
Interest-bearing deposits with banks	2,039	485
Cash and cash equivalents	12,142	16,697

Securities available for sale, at fair value	265,862	281,121
Loans receivable	775,681	764,092
Less: Allowance for loan losses	8,099	7,634
Net loans receivable	767,582	756,458
Regulatory stock, at cost	2,545	3,505
Bank premises and equipment, net	13,808	13,864
Bank owned life insurance	37,270	37,060
Accrued interest receivable	3,687	3,716
Foreclosed real estate owned	1,436	1,661
Goodwill	11,331	11,331
Other intangibles	427	462
Deferred tax asset	5,622	4,781
Other assets	5,325	2,260
TOTAL ASSETS	$1,127,037	$1,132,916

LIABILITIES
Deposits:
Non-interest bearing demand	$204,027	$205,138
Interest-bearing	736,122	724,246
Total deposits	940,149	929,384
Short-term borrowings	29,905	42,530
Other borrowings	33,093	35,945
Accrued interest payable	1,456	1,434
Other liabilities	8,596	7,884
TOTAL LIABILITIES	1,013,199	1,017,177

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 2018: 6,257,563 shares, 2017: 6,256,063 shares	626	626
Surplus	47,548	47,431
Retained earnings	72,179	70,426
Treasury stock at cost: 2018: 5,729 shares,
2017: 2,608 shares	(188)	(77)
Accumulated other comprehensive loss	(6,327)	(2,667)
TOTAL STOCKHOLDERS' EQUITY	113,838	115,739
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,127,037	$1,132,916

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Loans receivable, including fees	$8,487	$7,806
Securities	1,524	1,618
Other	18	10
Total interest income	10,029	9,434

INTEREST EXPENSE
Deposits	1,029	766
Short-term borrowings	52	28
Other borrowings	141	143
Total interest expense	1,222	937
NET INTEREST INCOME	8,807	8,497
PROVISION FOR LOAN LOSSES	550	600
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,257	7,897

OTHER INCOME
Service charges and fees	980	936
Income from fiduciary activities	137	106
Net realized gains on sales of securities	142	6
Gain on sale of deposits	-	209
Earnings and proceeds on bank owned life insurance	273	255
Other	162	131
Total other income	1,694	1,643

OTHER EXPENSES
Salaries and employee benefits	3,462	3,219
Occupancy, furniture & equipment, net	892	911
Data processing and related operations	319	344
Taxes, other than income	175	233
Professional fees	230	249
Federal Deposit Insurance Corporation insurance	92	95
Foreclosed real estate	(19)	572
Amortization of intangibles	34	41
Other	1,063	950
Total other expenses	6,248	6,614

INCOME BEFORE INCOME TAXES	3,703	2,926
INCOME TAX EXPENSE	574	550
NET INCOME	$3,129	$2,376

BASIC EARNINGS PER SHARE (1)	$0.50	$0.38

DILUTED EARNINGS PER SHARE (1)	$0.50	$0.38

(1) Per share data has been restated to give retroactive effect to the 50% stock dividend declared on August 8, 2017.

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$3,129	$2,376
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding (loss) gain	(4,490)	1,223
Tax effect	942	(417)
Reclassification of investment securities gains
recognized in net income	(142)	(6)
Tax effect	30	2
Other comprehensive (loss) income	(3,660)	802
Comprehensive (Loss) Income	$(531)	$3,178

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Three Months Ended March 31, 2018
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	(Loss)	Total
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	-	-	-	3,129	-	-	-	3,129
Other comprehensive loss	-	-	-	-	-	-	(3,660)	(3,660)
Cash dividends declared ($0.22 per share)	-	-	-	(1,376)	-	-	-	(1,376)
Compensation expense related to restricted stock	-	-	51	-	-	-	-	51
Acquisition of treasury stock	-	-	-	-	5,446	(179)	-	(179)
Stock options exercised	1,500	-	7	-	(2,325)	68	-	75
Compensation expense related to stock options	-	-	59	-	-	-	-	59
Balance, March 31, 2018	6,257,563	$626	$47,548	$72,179	5,729	$(188)	$(6,327)	$113,838

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,129	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	550	600
Depreciation	216	237
Amortization of intangible assets	34	41
Deferred income taxes	(127)	(347)
Net amortization of securities premiums and discounts	463	591
Net realized gain on sales of securities	(142)	(6)
Gain on sale of deposits	-	(209)
Earnings and proceeds on bank owned life insurance	(273)	(255)
(Gain) loss on sales and writedowns of fixed assets and foreclosed real estate owned	(47)	455
Compensation expense related to stock options	59	23
Compensation expense related to restricted stock	51	36
Decrease in accrued interest receivable	29	111
Increase (decrease) in accrued interest payable	22	(160)
Other, net	(1,920)	(252)
Net cash provided by operating activities	2,044	3,241

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	10,761	4
Proceeds from maturities and principal reductions on mortgage-backed securities	7,724	7,389
Purchases	(8,179)	-
Purchase of regulatory stock	(765)	(760)
Redemption of regulatory stock	1,725	940
Net increase in loans	(11,925)	(5,782)
Purchase of premises and equipment	(160)	(44)
Proceeds from sales of fixed assets and foreclosed real estate owned	412	409
Net cash (used in) provided by investing activities	(407)	2,156

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,765	19,896
Deposits sold	-	(13,659)
Net decrease in short-term borrowings	(12,625)	(4,428)
Repayments of other borrowings	(2,852)	(13,124)
Proceeds from other borrowings	-	10,000
Stock options exercised	75	381
Purchase of treasury stock	(179)	(463)
Cash dividends paid	(1,376)	(1,332)
Net cash used in financing activities	(6,192)	(2,729)
(Decrease) increase in cash and cash equivalents	(4,555)	2,668

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,697	17,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,142	$19,842

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,200	$1,097
Income taxes paid, net of refunds	$19	$11
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$203	$53
Cash dividends declared	$1,376	$1,333
Investment maturity receivable	$2,009	$-

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future interim period.

Stock Dividend

On August 8, 2017, the Company declared a 50% stock dividend to stockholders of record on August 22, 2017 which was payable September 15, 2017.  Share and per share information has been adjusted for this dividend.

2.         Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASCs that modified ASC 606.  The Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts as the date of adoption.  The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods.

Management determined that the primary sources of revenue emanating from interest income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, and fees from financial guarantees are not within the scope of ASC 606.  As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 94.2% percent of the total revenue of the Company.

The main types of noninterest income within the scope of the standard are as follows:

Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if the account balance falls below predetermined levels defined as compensating balances.  The agreements can be cancelled at any time by either the Company or the deposit customer.  Revenue from the transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration.  The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, and other transaction fees.  All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time or at the completion of the requested service/transaction.

Fiduciary/trust fees – Typical contracts for trust services are based on a fixed percentage of assets earned ratably over a defined period and billed on a monthly or quarterly basis.  Fees charged to customers' accounts are recognized as revenue over the period during which the Company fulfills its performance obligation under the contract (i.e. holding client assets in a managed fiduciary trust account).  For these accounts, the performance obligation of the Company is typically satisfied by holding and managing the customer's assets over time.  Other fees related to specific customer requests are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time or at the completion of the requested service/transaction.

The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

3.         Earnings Per Share
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

(in thousands)	Three Months Ended
	March 31,
	2018	2017
Weighted average shares outstanding	6,256	6,243
Less: Unvested restricted shares	(31)	(29)
Basic EPS weighted average shares outstanding	6,225	6,215

Basic EPS weighted average shares outstanding	6,225	6,215
Add: Dilutive effect of stock options	54	53
Diluted EPS weighted average shares outstanding	6,279	6,267

As of March 31, 2018, there were 34,000 stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $30.09 per share on March 31, 2018.

As of March 31, 2017, there were no anti-dilutive options based on Norwood's closing price of $27.93 per share, after adjusting for the 50% stock dividend declared on August 8, 2017.

4.         Stock-Based Compensation

No awards were granted during the three-month period ending March 31, 2018. As of March 31, 2018, there was $178,000 of total unrecognized compensation cost related to non-vested options granted in 2017 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2018. Compensation costs related to stock options amounted to $59,000 and $23,000 during the three-month periods ended March 31, 2018 and 2017, respectively.

A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)

Outstanding at January 1, 2018	212,725	$20.76	6.1	Yrs.	$2,604
Granted	-	-	-		-
Exercised	(3,825)	19.61	6.9	Yrs.	(75)
Forfeited	(750)	32.81	9.7	Yrs.	(25)
Outstanding at March 31, 2018	208,150	$20.74	5.8	Yrs.	$2,040

Exercisable at March 31, 2018	174,150	$18.38	5.0	Yrs.	$2,040

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $30.09 as of March 31, 2018 and $33.00 as of December 31, 2017.

A summary of the Company's restricted stock activity for the three-month periods ended March 31, 2018 and 2017 is as follows, after adjusting for the 50% stock dividend declared on August 8, 2017:

	2018		2017
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	30,415	$24.46	28,035	$20.64
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested, March 31,	30,415	$24.46	28,035	$20.64

The expected future compensation expense relating to the 30,415 shares of non-vested restricted stock outstanding as of March 31, 2018 is $693,000.  This cost will be recognized over the remaining vesting period of 4.75 years.  Compensation costs related to restricted stock amounted to $51,000 and $36,000 during the three-month periods ended March 31, 2018 and 2017, respectively.

5.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2018 and 2017:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(3,548)
Amount reclassified from accumulated other comprehensive loss	(112)
Total other comprehensive loss	(3,660)
Balance as of March 31, 2018	$(6,327)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	806
Amount reclassified from accumulated other comprehensive loss	(4)
Total other comprehensive income	802
Balance as of March 31, 2017	$(3,317)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2018 and 2017:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income

	Three months ended
	March 31,
	2018	2017
Unrealized gains on available for sale securities	$142	$6	Net realized gains on sales of securities
	(30)	(2)	Income tax expense
	$112	$4

(a)  Amounts in parentheses indicate debits to net income

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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	March 31,
	2018	2017

Commitments to grant loans	$46,792	$21,128
Unfunded commitments under lines of credit	63,135	61,708
Standby letters of credit	5,919	5,642
	$115,846	$88,478

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2018 for guarantees under standby letters of credit issued is not material.

7.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$108,850	$628	$(2,587)	$106,891
Corporate obligations	10,020	-	(253)	9,767
Mortgage-backed securities-
government sponsored entities	155,473	21	(6,290)	149,204
Total debt securities	$274,343	$649	$(9,130)	$265,862

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,001	$-	$(3)	$1,998
States and political subdivisions	120,000	1,535	(1,057)	120,478
Corporate obligations	10,068	16	(95)	9,989
Mortgage-backed securities-government
sponsored entities	152,901	17	(4,262)	148,656
Total debt securities	$284,970	$1,568	$(5,417)	$281,121

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$37,210	$(849)	$43,704	$(1,738)	$80,914	$(2,587)
Corporate obligations	2,076	(21)	6,691	(232)	8,767	(253)
Mortgage-backed securities-government sponsored entities	27,364	(631)	119,295	(5,659)	146,659	(6,290)
	$66,650	$(1,501)	$169,690	$(7,629)	$236,340	$(9,130)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$1,998	$(3)	$1,998	$(3)
States and political subdivisions	17,310	(228)	44,948	(829)	62,258	(1,057)
Corporate obligations	-	-	6,859	(95)	6,859	(95)
Mortgage-backed securities-government sponsored entities	22,250	(320)	125,846	(3,942)	148,096	(4,262)
	$39,560	$(548)	$179,651	$(4,869)	$219,211	$(5,417)

At March 31, 2018, the Company had 80 debt securities in an unrealized loss position in the less than twelve months category and 160 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2018.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$3,553	$3,560
Due after one year through five years	21,918	21,558
Due after five years through ten years	43,127	41,439
Due after ten years	50,272	50,101

Mortgage-backed securities-government sponsored entities	155,473	149,204
	$274,343	$265,862

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2018	2017
Gross realized gains	$142	$12
Gross realized losses	-	(6)
Net realized gain	$142	$6
Proceeds from sales of securities	$10,761	$4

Securities with a carrying value of $216,435,000 and $230,852,000 at March 31, 2018 and 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.         Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2018		December 31, 2017
Real Estate Loans:
Residential	$232,771	30.0%	$235,759	30.8%
Commercial	348,507	44.9	342,934	44.9
Construction	17,831	2.3	17,228	2.3
Commercial, financial and agricultural	100,840	13.0	97,461	12.7
Consumer loans to individuals	75,964	9.8	70,953	9.3
Total loans	775,913	100.0%	764,335	100.0%
Deferred fees, net	(232)		(243)
Total loans receivable	775,681		764,092
Allowance for loan losses	(8,099)		(7,634)
Net loans receivable	$767,582		$756,458

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2018	December 31, 2017

Outstanding Balance	$1,411	$1,444
Carrying Amount	$1,157	$1,174

As a result of the acquisition of Delaware Bancshares, Inc. ("Delaware"), the Company added $1,397,000 of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $499,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses until actual losses exceed the allotted reserves.  For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of March 31, 2018 and December 31, 2017, foreclosed real estate owned totaled $1,436,000 and $1,661,000, respectively.  During the three months ended March 31, 2018, there was one consumer residential mortgage with a balance of $191,000 that was received via a deed in lieu transaction prior to the period end.  The property was disposed of during the current period.  As of March 31, 2018, the Company has initiated formal foreclosure proceedings on eight properties classified as consumer residential mortgages with a carrying value of $702,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
March 31, 2018	(In thousands)

Individually evaluated for impairment	$23	$1,215	$-	$-	$-	$1,238
Loans acquired with deteriorated credit quality	823	334	-	-	-	1,157
Collectively evaluated for impairment	231,925	346,958	17,831	100,840	75,964	773,518
Total Loans	$232,771	$348,507	$17,831	$100,840	$75,964	$775,913

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2017

Individually evaluated for impairment	$23	$1,224	$-	$-	$-	$1,247
Loans acquired with deteriorated credit quality	833	341	-	-	-	1,174
Collectively evaluated for impairment	234,903	341,369	17,228	97,461	70,953	761,914
Total Loans	$235,759	$342,934	$17,228	$97,461	$70,953	$764,335

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2018		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,215	1,487	-
Subtotal	1,238	1,515	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,215	1,487	-
Total Impaired Loans	$1,238	$1,515	$-

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,224	1,496	-
Subtotal	1,247	1,524	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,224	1,496	-
Total Impaired Loans	$1,247	$1,524	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended March 31, 2018 and 2017, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2018	2017	2018	2017

Real Estate Loans:
Residential	$23	$83	$-	$-
Commercial	1,219	2,559	14	22
Total	$1,242	$2,642	$14	$22

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of March 31, 2018 and December 31, 2017, troubled debt restructured loans totaled $1.1 million with no specific reserve.  For the three-month period ended March 31, 2018, there were no new loans identified as troubled debt restructurings.  During 2018, the Company did not recognize any losses on loans that were previously identified as a troubled debt restructuring.

 For the three-month period ended March 31, 2017, there were no new loans identified as troubled debt restructurings. During the 2017 period, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $262,000 as of March 31, 2017.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as nonperformance, repossession, or death occurs to raise awareness of a possible credit event.  The Company's Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis.  Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration.  Loan Review also annually reviews relationships of $1,500,000 and over to assign or re-affirm risk ratings.  Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  March 31, 2018 and December 31, 2017 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2018
Commercial real estate loans	$335,523	$8,484	$4,500	$-	$348,507
Commercial loans	100,776	12	52	-	100,840
Total	$436,299	$8,496	$4,552	$-	$449,347

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2017
Commercial real estate loans	$329,617	$9,680	$3,637	$-	$342,934
Commercial loans	97,389	16	56	-	97,461
Total	$427,006	$9,696	$3,693	$-	$440,395

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2018 and December 31, 2017 (in thousands):

	Performing	Nonperforming	Total
March 31, 2018
Residential real estate loans	$231,363	$1,408	$232,771
Construction	17,831	-	17,831
Consumer loans	75,964	-	75,964
Total	$325,158	$1,408	$326,566

	Performing	Nonperforming	Total
December 31, 2017
Residential real estate loans	$233,966	$1,793	$235,759
Construction	17,228	-	17,228
Consumer loans	70,953	-	70,953
Total	$322,147	$1,793	$323,940

    Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2018 and December 31, 2017 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2018
Real Estate loans
Residential	$230,742	$516	$105	$-	$1,408	$2,029	$232,771
Commercial	347,526	685	24	-	272	981	348,507
Construction	17,831	-	-	-	-	-	17,831
Commercial loans	100,786	54	-	-	-	54	100,840
Consumer loans	75,865	84	15	-	-	99	75,964
Total	$772,750	$1,339	$144	$-	$1,680	$3,163	$775,913

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2017
Real Estate loans
Residential	$233,291	$594	$81	$87	$1,706	$2,468	$235,759
Commercial	341,602	646	-	409	277	1,332	342,934
Construction	17,228	-	-	-	-	-	17,228
Commercial loans	97,424	10	27	-	-	37	97,461
Consumer loans	70,869	60	24	-	-	84	70,953
Total	$760,414	$1,310	$132	$496	$1,983	$3,921	$764,335

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

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(51)	-	-	-	(48)	(99)
Recoveries	1	6	-	-	7	14
Provision for loan losses	303	(142)	30	175	184	550
Ending balance, March 31, 2018	$1,525	$5,129	$120	$638	$687	$8,099
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,525	$5,129	$120	$638	$687	$8,099

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(39)	(85)	(8)	-	(52)	(184)
Recoveries	1	2	12	-	7	22
Provision for loan losses	125	291	13	62	109	600
Ending balance, March 31, 2017	$1,179	$4,831	$95	$369	$427	$6,901
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,179	$4,831	$95	$369	$427	$6,901

The Company's primary business activity as of March 31, 2018 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of March 31, 2018, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $68.5 million of loans outstanding, or 8.8% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $58.6 million, or 7.6% of loans outstanding.  During 2018, the Company did not recognize any losses in the named concentrations.

The Company did not sell any residential mortgage loans during the first three months of 2018 or 2017.

9.         Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Financial Statements.  Those assets and liabilities are presented in the sections entitled "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis" and "Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis".  There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company's 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01.  In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk.  Loans are considered a Level 3 classification.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

March 31, 2018
Available for Sale:
States and political subdivisions	$106,891	$-	$106,891	$-
Corporate obligations	9,767	-	9,767	-
Mortgage-backed securities-government
sponsored entities	149,204	-	149,204	-
Total	$265,862	$-	$265,862	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2017
Available for Sale:
U.S. Treasury securities	$1,998	$-	$1,998	$-
States and political subdivisions	120,478	-	120,478	-
Corporate obligations	9,989	-	9,989	-
Mortgage-backed securities-government
sponsored entities	148,656	-	148,656	-
Total	$281,121	$-	$281,121	$-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2018 and December 31, 2017 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2018
Impaired Loans	$1,238	$-	$-	$1,238
Foreclosed Real Estate Owned	1,436	-	-	1,436

December 31, 2017
Impaired Loans	$1,247	$-	$-	$1,247
Foreclosed Real Estate Owned	1,661	-	-	1,661

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2018, the fair value investment in impaired loans totaled $1,238,000 which included five loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of March 31, 2018, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $277,000 over the life of the loans.

As of December 31, 2017, the fair value investment in impaired loans totaled $1,247,000 which included five loans which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan.  As of December 31, 2017, the Company had recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $277,000 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2018
Impaired loans	$127	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,111	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.12%)
			Probability of default	0%

Foreclosed real estate owned	$1,436	Appraisal of collateral(1)	Liquidation Expenses(2)	0-26.98% (11.71%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$131	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,116	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.11%)
			Probability of default	0%

Foreclosed real estate owned	$1,661	Appraisal of collateral(1)	Liquidation Expenses(2)	0-42.60% (14.68%)

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

Financial Instruments Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at March 31, 2018 and December 31, 2017.

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

The estimated fair values of the Bank's financial instruments not required to be measured or reported at fair value were as follows at March 31, 2018 and December 31, 2017. (In thousands)

	Fair Value Measurements at March 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,142	$12,142	$12,142	$-	$-
Loans receivable, net	767,582	767,882	-	-	767,882
Mortgage servicing rights	192	223	-	-	223
Regulatory stock	2,545	2,545	2,545	-	-
Bank owned life insurance	37,270	37,270	37,270	-	-
Accrued interest receivable	3,687	3,687	3,687	-	-

Financial liabilities:
Deposits	940,149	939,915	618,431	-	321,484
Short-term borrowings	29,905	29,905	29,905	-	-
Other borrowings	33,093	32,532	-	-	32,532
Accrued interest payable	1,456	1,456	1,456	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,697	$16,697	$16,697	$-	$-
Securities	281,121	281,121	-	281,121	-
Loans receivable, net	756,458	756,092	-	-	756,092
Mortgage servicing rights	200	223	-	-	223
Regulatory stock	3,505	3,505	3,505	-	-
Bank owned life insurance	37,060	37,060	37,060	-	-
Accrued interest receivable	3,716	3,716	3,716	-	-

Financial liabilities:
Deposits	929,384	929,709	609,090	-	320,619
Short-term borrowings	42,530	42,530	42,530	-	-
Other borrowings	35,945	35,514	-	-	35,514
Accrued interest payable	1,434	1,434	1,434	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

10. New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 2.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 9

New Accounting Pronouncements Not Yet Adopted

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company's financial statements.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.  For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.  The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments.  There are also increased disclosure requirements for investments in master trusts.  The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.  This Update is not expected to have a significant impact on the Company's financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company's financial statements.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  On January 1, 2018, the Company adopted this standard which resulted in a reclassification of $434,000 between accumulated other comprehensive income and retained earnings on the consolidated balance sheet.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity's entire population of equity securities for which the measurement alternative is elected.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.  This Update is not expected to have a significant impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

•	our ability to realize the anticipated benefits from our acquisition of Delaware Bancshares, Inc.
•	possible future impairment of intangible assets
•	our ability to effectively manage future growth
•	loan losses in excess of our allowance
•	risks inherent in commercial lending
•	real estate collateral which is subject to declines in value
•	potential other-than-temporary impairments
•	soundness of other financial institutions
•	interest rate risks
•	potential liquidity risk
•	deposits acquired through competitive bidding
•	availability of capital
•	regional economic factors
•	loss of senior officers
•	comparatively low legal lending limits
•	risks of new capital requirements
•	potential impact of Tax Cuts and Jobs Act
•	limited market for the Company's stock
•	restrictions on ability to pay dividends
•	common stock may lose value
•	insider ownership

•	issuing additional shares may dilute ownership
•	competitive environment
•	certain anti-takeover provisions
•	extensive and complex governmental regulation and associated cost
•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company's consolidated financial statements for the year ended December 31, 2017 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. On December 22, 2017, the President signed the Tax Cut and Jobs Act (the "Act") into law.  Among other things, the Act reduced the corporate tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018.  As a result of the reduction in the corporate income tax rate to 21%, the Company revalued its net deferred tax asset as of December 31, 2017, which resulted in a $3,060,000 reduction in its value.  The reduction in the value of the net deferred tax asset was recorded as additional income tax expense in the fourth quarter of 2017.  Although realization is not assured, the Company believes that it is more likely than not that all deferred tax assets will be realized.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at March 31, 2018 and December 31, 2017 represent temporary impairment of the securities, related to changes in interest rates.

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

Management considered that the FHLB's regulatory capital ratios have increased from prior years, liquidity appears adequate, and the new shares of FHLB stock continue to change hands at the $100 par value.  Management believes no impairment charge is necessary related to FHLB stock as of March 31, 2018.

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

Changes in Financial Condition

General

Total assets as of March 31, 2018 were $1.127 billion compared to $1.133 billion as of December 31, 2017.  The decrease reflects a lower level of securities which were sold to reduce overnight borrowings and to fund loan growth.

Securities

The fair value of securities available for sale as of March 31, 2018 was $265.9 million compared to $281.1 million as of December 31, 2017.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$-	-%	$1,998	0.7%
States and political subdivisions	106,891	40.2	120,478	42.9
Corporate obligations	9,767	3.7	9,989	3.5
Mortgage-backed securities-
government sponsored entities	149,204	56.1	148,656	52.9
Total	$265,862	100.0%	$281,121	100.0%

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

Loans

Loans receivable totaled $775.7 million at March 31, 2018 compared to $764.1 million as of December 31, 2017.  The increase in loans receivable includes a $5.6 million increase in commercial real estate loans and a $5.0 million increase in consumer loans.

The allowance for loan losses totaled $8,099,000 as of March 31, 2018 and represented 1.04% of total loans outstanding, compared to $7,634,000, or 1.00% of total loans, at December 31, 2017.  The Company had net charge-offs for the three months ended March 31, 2018 of $85,000 compared to $162,000 in the corresponding period in 2017.  The Company's management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at March 31, 2018 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2018, non-performing loans totaled $1.7 million, or 0.22% of total loans compared to $2.5 million, or 0.32%, of total loans at December 31, 2017. At March 31, 2018, non-performing assets totaled $3.1 million, or 0.28%, of total assets compared to $4.1 million, or 0.37%, of total assets at December 31, 2017.

         The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,408	$1,706
Commercial	272	277
Construction	-	-
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	1,680	1,983

Accruing loans which are contractually
past due 90 days or more	-	496
Total non-performing loans	1,680	2,479
Foreclosed real estate	1,436	1,661
Total non-performing assets	$3,116	$4,140
Allowance for loans losses	$8,099	$7,634
Coverage of non-performing loans	482.08%	307.95%
Non-performing loans to total loans	0.22%	0.32%
Non-performing loans to total assets	0.15%	0.22%
Non-performing assets to total assets	0.28%	0.37%

*Includes non-accrual TDRs of $141,000 as of March 31, 2018 and $144,000 on December 31, 2017. The Company also had $1.0 million of accruing TDRs on March 31, 2018 and December 31, 2017.

Deposits

During the three-month period ending March 31, 2018, total deposits increased $10.8 million due primarily to a $13.3 million increase in savings deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $2.5 million, net.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2018	December 31, 2017

Non-interest bearing demand	$204,027	$205,138
Interest-bearing demand	88,118	91,479
Money market deposit accounts	146,884	146,362
Savings	179,403	166,111
Time deposits <$100,000	149,657	152,241
Time deposits >$100,000	172,060	168,053

Total	$940,149	$929,384

Borrowings

Other borrowings as of March 31, 2018 totaled $33.1 million compared to $35.9 million as of December 31, 2017.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $12.6 million due to a $14.0 million decrease in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2018	December 31, 2017
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2018 at 0.910%	$-	$51
Amortizing fixed rate borrowing due December 2018 at 1.425%	618	823
Amortizing fixed rate borrowing due January 2019 at 1.393%	4,200	5,451
Term fixed rate borrowing due August 2019 at 1.606%	10,000	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	4,592	5,093
Amortizing fixed rate borrowing due December 2020 at 1.706%	2,803	3,051
Amortizing fixed rate borrowing due March 2022 at 1.748%	3,518	3,730
Amortizing fixed rate borrowing due October 2022 at 1.88%	7,362	7,746
	$33,093	$35,945

Stockholders' Equity and Capital Ratios

As of March 31, 2018, stockholders' equity totaled $113.8 million, compared to $115.7 million as of December 31, 2017.   The net change in stockholders' equity included $3.1 million of net income that was partially offset by $1.4 million of dividends declared.  In addition, total equity decreased $3.7 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	March 31, 2018	December 31, 2017
Tier 1 Capital
(To average assets)	9.63%	9.36%
Tier 1 Capital
(To risk-weighted assets)	13.17%	13.16%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.17%	13.16%
Total Capital
(To risk-weighted assets)	14.16%	14.11%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2018.

Liquidity

As of March 31, 2018, the Company had cash and cash equivalents of $12.1 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $265.9 million which could be used for liquidity needs.  This totals $278.0 million of liquidity and represents 24.7% of total assets compared to $297.8 million and 26.3% of total assets as of December 31, 2017.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of March 31, 2018 and December 31, 2017.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2018.  There were no borrowings under this line as of March 31, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of March 31, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of March 31, 2018 and December 31, 2017.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $377,173,000 as of March 31, 2018, of which $33,093,000 and $35,945,000 was outstanding at March 31, 2018 and December 31, 2017, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures.  Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21% for 2018 and 34% for 2017.  We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Net interest income (fte) is reconciled to GAAP net interest income on page 38.  Although the Company believes that these non-GAAP financial measures enhance investors' understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,452	$18	1.62%	$4,832	$10	0.83%
Securities available for sale:
Taxable	170,513	867	2.03	184,918	892	1.93
Tax-exempt (1)	108,613	832	3.06	122,453	1,100	3.59
Total securities available for sale (1)	279,126	1,699	2.43	307,371	1,992	2.59
Loans receivable (1) (4) (5)	767,481	8,588	4.48	719,254	7,978	4.44
Total interest-earning assets	1,051,059	10,305	3.92	1,031,457	9,980	3.87
Non-interest earning assets:
Cash and due from banks	13,779			13,906
Allowance for loan losses	(7,877)			(6,721)
Other assets	68,977			75,123
Total non-interest earning assets	74,879			82,308
Total Assets	$1,125,938			$1,113,765
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$235,431	$112	0.19	$248,124	$94	0.15
Savings	173,460	21	0.05	195,742	24	0.05
Time	325,012	896	1.10	294,149	648	0.88
Total interest-bearing deposits	733,903	1,029	0.56	738,015	766	0.42
Short-term borrowings	32,962	52	0.63	33,485	28	0.33
Other borrowings	34,360	141	1.64	32,354	143	1.77
Total interest-bearing liabilities	801,225	1,222	0.61	803,854	937	0.47
Non-interest bearing liabilities:
Demand deposits	200,786			188,654
Other liabilities	8,607			8,489
Total non-interest bearing liabilities	209,393			197,143
Stockholders' equity	115,320			112,768
Total Liabilities and Stockholders' Equity	$1,125,938			$1,113,765

Net interest income (tax equivalent basis)		9,083	3.31%		9,043	3.40%
Tax-equivalent basis adjustment		(276)			(546)
Net interest income		$8,807			$8,497
Net interest margin (tax equivalent basis)			3.46%			3.51%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21% for 2018 and 34% for 2017.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2018 Compared to
	Three months ended March 31, 2017
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits with banks	$(2)	$10	$8
Securities available for sale:
Taxable	(70)	45	(25)
Tax-exempt securities	(114)	(154)	(268)
Total securities	(184)	(109)	(293)
Loans receivable	534	76	610
Total interest-earning assets	348	(23)	325

Interest-bearing liabilities:
Interest-bearing demand and money market	(6)	24	18
Savings	(3)	-	(3)
Time	80	168	248
Total interest-bearing deposits	71	192	263
Short-term borrowings	-	24	24
Other borrowings	8	(10)	(2)
Total interest-bearing liabilities	79	206	285
Net interest income (tax-equivalent basis)	$269	$(229)	$40

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2018 to March 31, 2017

General

For the three months ended March 31, 2018, net income totaled $3,129,000 compared to $2,376,000 earned in the similar period in 2017.  The increase in net income for the three months ended March 31, 2018 was due primarily to a $310,000 improvement in net interest income and a $591,000 decrease in foreclosed real estate expense. Earnings per share for the current period were $0.50 per share for basic and fully diluted shares compared to $0.38 per share for basic and fully diluted shares for the three months ended March 31, 2017, after giving retroactive effect to the 50% stock dividend declared August 8, 2017.  The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2018 were 1.13%% and 11.00%, respectively, compared to 0.87% and 8.54%, respectively, for the similar period in 2017.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2018 to March 31, 2017
Net income three months ended March 31, 2017	$2,376
Change due to:
Net interest income	310
Provision for loan losses	50
Net gains on sales	(73)
Other income	124
Salaries and employee benefits	(243)
Occupancy, furniture and equipment	19
Foreclosed real estate	591
All other expenses	(1)
Income tax expense	(24)

Net income three months ended March 31, 2018	$3,129

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2018 totaled $9,083,000 which was $40,000 higher than the comparable period in 2017.  The increase in net interest income was due primarily to a $610,000 increase in interest income (fte) on loans.  Tax-equivalent interest income was negatively impacted by $259,000 due to the reduction in the tax rate from 34% to 21% and $17,000 due to an $8.3 million reduction in average tax-exempt loans and securities, as reflected in the tax-equivalent adjustment.  The fte net interest spread and net interest margin were 3.31% and 3.46%, respectively, for the three months ended March 31, 2018 compared to 3.40% and 3.51%, respectively, for the similar period in 2017.  The decrease in the net interest spread and the net interest margin reflects the impact on tax-equivalent net interest income related to the change in the tax rate.

Interest income (fte) totaled $10,305,000 with a yield on average earning assets of 3.92% compared to $9,980,000 and 3.87% for the 2017 period. Average loans increased $48.2 million over the comparable period of last year, while average securities decreased $28.2 million as portfolio runoff was utilized to fund loan growth.  Average earning assets totaled $1.051 billion for the three months ended March 31, 2018, an increase of $19.6 million over the average for the similar period in 2017.

Interest expense for the three months ended March 31, 2018 totaled $1,222,000 at an average cost of 0.61% compared to $937,000 and 0.47% for the similar period in 2017.  The increase in average cost reflects the rising rates on overnight borrowings and certificates of deposit.  The cost of time deposits, which is the most significant component of funding, increased to 1.10% from 0.88% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended March 31, 2018 was $550,000 compared to $600,000 for the three months ended March 31, 2017.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $85,000 for the quarter ended March 31, 2018 compared to $162,000 for the similar period in 2017.

Other Income

Other income totaled $1,694,000 for the three months ended March 31, 2018 compared to $1,643,000 for the similar period in 2017.  Service charges and fees increased $44,000 due primarily to the accounts added, while other fee income categories increased $80,000, net.  Net gains from sales of securities increased $136,000, while gains from the sale of deposits decreased $209,000 due to the sale of the Company's West Scranton Office in the first quarter of 2017.

Other Expense

Other expense for the three months ended March 31, 2018 totaled $6,248,000 which was $366,000 lower than the same period of 2017 due primarily to a $591,000 reduction in foreclosed real estate expenses.  All other operating expenses increased $225,000, or 3.7%, net.

Income Tax Expense

Income tax expense totaled $574,000 for an effective tax rate of 15.5% for the period ending March 31, 2018 compared to $550,000 for an effective tax rate of 18.8% for the similar period in 2017. The decrease in tax expense reflects the reduction in the Company's tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of March 31, 2018, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2018, the Company had a negative 90-day interest sensitivity gap of $17.6 million or 1.6% of total assets, compared to the $20.3 million positive gap, or 1.8% of total assets, as of December 31, 2017.  Rate-sensitive assets repricing within 90 days decreased $18.7 million due primarily to a $19.5 million decrease in loans repricing.  Rate-sensitive liabilities repricing within 90 days increased $19.2 million since year end due to a $31.7 million increase in time deposits repricing which was partially offset by an $14.0 million decrease in borrowings.  A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval.  This would indicate that in a rising rate environment, the cost of interest-bearing liabilities could increase faster than the yield on interest-earning assets in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2018
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$2,039	$-	$-	$-	$2,039
Securities	7,524	18,291	45,477	194,570	265,862
Loans Receivable	120,039	150,955	214,750	289,937	775,681
Total RSA	$129,602	$169,246	$260,227	$484,507	$1,043,582

Non-maturity interest-bearing deposits	$61,583	$60,793	$160,927	$131,102	$414,405
Time Deposits	73,327	119,511	96,521	32,358	321,717
Borrowings	12,292	16,710	30,477	3,519	62,998
Total RSL	$147,202	$197,014	$287,925	$166,979	$799,120

Interest Sensitivity Gap	$(17,600)	$(27,768)	$(27,698)	$317,528	$244,462
Cumulative Gap	(17,600)	(45,368)	(73,066)	244,462
RSA/RSL-cumulative	88.0%	86.8%	88.4%	130.6%

December 31, 2017

Interest Sensitivity Gap	$20,327	$(34,969)	$(6,925)	$264,544	$242,977
Cumulative Gap	20,327	(14,642)	(21,567)	242,977
RSA/RSL-cumulative	115.9%	95.8%	96.6%	130.3%

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Part I, Item 3 in the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 5, 2018, the Court denied the plaintiff's motions for summary judgment on its various claims, dismissed one of Delaware's counterclaims and directed the parties to continue discovery.

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company's Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Mine Safety Disclosures

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance (3)
10.3	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7	2006 Stock Option Plan (8)
10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10	Change In Control Severance Agreement with James F. Burke (10)
10.11	2014 Equity Incentive Plan, as amended (11)
10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)

10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101
Interactive Data Files consisting of the following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)
Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant's Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant's Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant's Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant's Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K filed with the Commission on March 23, 2000.

(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.

(7)	Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant's Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from Exhibit 10.13 to the Registrant's Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant's Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	May 10, 2018	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)