Form 10-Q
period 2018-06-30
NORWOOD FINANCIAL CORP
filed 2018-08-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐  Yes         ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2018
Common stock, par value $0.10 per share	6,263,159

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Cash and due from banks	$15,193	$16,212
Interest-bearing deposits with banks	914	485
Cash and cash equivalents	16,107	16,697

Securities available for sale, at fair value	259,442	281,121
Loans receivable	803,773	764,092
Less: Allowance for loan losses	8,326	7,634
Net loans receivable	795,447	756,458
Regulatory stock, at cost	2,313	3,505
Bank premises and equipment, net	13,894	13,864
Bank owned life insurance	37,485	37,060
Accrued interest receivable	3,672	3,716
Foreclosed real estate owned	1,386	1,661
Goodwill	11,331	11,331
Other intangibles	394	462
Deferred tax asset	5,885	4,781
Other assets	3,237	2,260
TOTAL ASSETS	$1,150,593	$1,132,916

LIABILITIES
Deposits:
Non-interest bearing demand	$216,472	$205,138
Interest-bearing	734,417	724,246
Total deposits	950,889	929,384
Short-term borrowings	43,325	42,530
Other borrowings	30,283	35,945
Accrued interest payable	1,461	1,434
Other liabilities	9,102	7,884
TOTAL LIABILITIES	1,035,060	1,017,177

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value per share, authorized 10,000,000 shares; issued 2018: 6,266,388 shares, 2017: 6,256,063 shares	627	626
Surplus	47,815	47,431
Retained earnings	74,315	70,426
Treasury stock at cost: 2018: 5,729 shares, 2017: 2,608 shares	(188)	(77)
Accumulated other comprehensive loss	(7,036)	(2,667)
TOTAL STOCKHOLDERS’ EQUITY	115,533	115,739
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,150,593	$1,132,916

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousan ds, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$8,857	$7,925	$17,344	$15,731
Securities	1,536	1,633	3,060	3,251
Other	43	24	61	35
Total interest income	10,436	9,582	20,465	19,017

INTEREST EXPENSE
Deposits	1,052	797	2,082	1,563
Short-term borrowings	38	28	90	56
Other borrowings	131	101	271	244
Total interest expense	1,221	926	2,443	1,863
NET INTEREST INCOME	9,215	8,656	18,022	17,154
PROVISION FOR LOAN LOSSES	425	600	975	1,200
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,790	8,056	17,047	15,954

OTHER INCOME
Service charges and fees	1,101	1,016	2,082	1,951
Income from fiduciary activities	175	128	311	235
Net realized gains on sales of securities	58	31	200	37
Gain on sale of loans, net	-	67	-	67
Gain on sale of deposits	-	-	-	209
Earnings and proceeds on bank owned life insurance	279	275	552	530
Other	161	139	323	270
Total other income	1,774	1,656	3,468	3,299

OTHER EXPENSES
Salaries and employee benefits	3,406	3,212	6,868	6,430
Occupancy, furniture & equipment, net	857	809	1,749	1,720
Data processing and related operations	340	324	658	668
Taxes, other than income	153	227	327	460
Professional fees	229	240	459	489
Federal Deposit Insurance Corporation insurance	86	91	178	186
Foreclosed real estate	114	152	95	724
Amortization of intangibles	33	39	68	80
Other	1,135	1,036	2,198	1,987
Total other expenses	6,353	6,130	12,600	12,744

INCOME BEFORE INCOME TAXES	4,211	3,582	7,915	6,509
INCOME TAX EXPENSE	698	858	1,273	1,409
NET INCOME	$3,513	$2,724	$6,642	$5,100

BASIC EARNINGS PER SHARE (1)	$0.57	$0.44	$1.07	$0.82

DILUTED EARNINGS PER SHARE (1)	$0.56	$0.43	$1.06	$0.81

(1)  Per share data for 2017 has been restated to give retroactive effect to the 50% stock dividend declared on August 8, 2017.

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2018	2017
Net income	$3,513	$2,724
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (loss) gain	(840)	2,735
Tax effect	177	(930)
Reclassification of investment securities gains recognized in net income	(58)	(31)
Tax effect	12	11
Other comprehensive (loss) income	(709)	1,785
Comprehensive Income	$2,804	$4,509

	Six Months Ended June 30,
	2018	2017
Net income	$6,642	$5,100
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (loss) gain	(5,330)	3,957
Tax effect	1,119	(1,346)
Reclassification of investment securities gains recognized in net income	(200)	(37)
Tax effect	42	13
Other comprehensive (loss) income	(4,369)	2,587
Comprehensive Income	$2,273	$7,687

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
Six Months Ended June 30, 2018
(dollars in thousands, except share and per share data)

	Common Stock			Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	-	-	-	6,642	-	-	-	6,642
Other comprehensive loss	-	-	-	-	-	-	(4,369)	(4,369)
Cash dividends declared ($0.44 per share)	-	-	-	(2,753)	-	-	-	(2,753)
Compensation expense related to restricted stock	-	-	102	-	-	-	-	102
Acquisition of treasury stock	-	-	-	-	5,446	(179)	-	(179)
Stock options exercised	10,325	1	164	-	(2,325)	68	-	233
Compensation expense related to stock options	-	-	118	-	-	-	-	118
Balance, June 30, 2018	6,266,388	$627	$47,815	$74,315	5,729	$(188)	$(7,036)	$115,533

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,642	$5,100
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	975	1,200
Depreciation	437	468
Amortization of intangible assets	68	80
Deferred income taxes	(202)	(525)
Net amortization of securities premiums and discounts	885	1,120
Net realized gain on sales of securities	(200)	(37)
Gain on sale of deposits	-	(209)
Earnings and proceeds on bank owned life insurance	(552)	(530)
Loss on sales and writedowns of fixed assets and foreclosed real estate owned	9	529
Gain on sale of loans	-	(67)
Loans originated for sale	-	(1,693)
Proceeds from sale of loans originated for sale	-	1,760
Compensation expense related to stock options	118	46
Compensation expense related to restricted stock	102	71
Decrease in accrued interest receivable	44	226
Increase (decrease) in accrued interest payable	27	(127)
Other, net	853	1,338
Net cash provided by operating activities	9,206	8,750

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	14,583	1,835
Proceeds from maturities and principal reductions on mortgage-backed securities	15,151	14,792
Purchases	(14,269)	(11,893)
Purchase of regulatory stock	(1,158)	(1,378)
Redemption of regulatory stock	2,350	1,062
Net increase in loans	(40,393)	(21,481)
Purchase of premises and equipment	(467)	(155)
Proceeds from sales of fixed assets and foreclosed real estate owned	467	515
Net cash used in investing activities	(23,736)	(16,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	21,505	20,954
Deposits sold	-	(13,659)
Net decrease in short-term borrowings	795	9,381
Repayments of other borrowings	(5,662)	(16,671)
Proceeds from other borrowings	-	10,000
Stock options exercised	233	694
Purchase of treasury stock	(179)	(854)
Cash dividends paid	(2,752)	(2,663)
Net cash provided by financing activities	13,940	7,182
Decrease in cash and cash equivalents	(590)	(771)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,697	17,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,107	$16,403

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)
(dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,416	$1,990
Income taxes paid, net of refunds	$1,097	$505
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$333	$71
Cash dividends declared	$2,753	$2,665

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., Norwood Settlement Services, LLC, and WTRO Properties, Inc.   On June 13, 2017, the Company approved and adopted a Plan of Dissolution for Norwood Settlement Services, LLC.  Effective May 29, 2018, the existence of Norwood Settlement Services, LLC was terminated.  All activity prior to the dissolution is included in the consolidated financial statements.  All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the financial position and results of operations of the Company.  The operating results for the three month and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future interim period.

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

Fiduciary/trust fees – Typical contracts for trust services are based on a fixed percentage of assets earned ratably over a defined period and billed on a monthly or quarterly basis.  Fees charged to customers’ accounts are recognized as revenue over the period during which the Company fulfills its performance obligation under the contract (i.e. holding client assets in a managed fiduciary trust account).  For these accounts, the performance obligation of the Company is typically satisfied by holding and managing the customer’s assets over time.  Other fees related to specific customer requests are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time or at the completion of the requested service/transaction.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.  All 2017 share and per share information has been restated to reflect the retroactive effect of the 50% stock dividend declared on August 8, 2017.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding	6,256	6,240	6,256	6,242
Less: Unvested restricted shares	31	29	31	29
Basic EPS weighted average shares outstanding	6,225	6,211	6,225	6,213

Basic EPS weighted average shares outstanding	6,225	6,211	6,225	6,213
Add: Dilutive effect of stock options	50	50	51	51
Diluted EPS weighted average shares outstanding	6,275	6,261	6,276	6,264

For the three and six month periods ending June 30, 2018, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $36.02 per share on June 30, 2018.

For the three and six month periods ending June 30, 2017, there were no anti-dilutive options based on Norwood's closing price of $28.17 per share, after adjusting for the 50% stock dividend declared on August 8, 2017.

4.	Stock-Based Compensation

No awards were granted during the six-month period ending June 30, 2018. As of June 30, 2018, there was $119,000 of total unrecognized compensation cost related to non-vested options granted in 2017 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2018. Compensation costs related to stock options amounted to $118,000 and $46,000 during the six-month periods ended June 30, 2018 and 2017, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2018 is as follows, after adjusting for the 50% stock dividend declared on August 8, 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018	212,725	$20.76	6.1	Yrs.	$2,604
Granted	-	-	-		-
Exercised	(12,650)	18.41	4.8	Yrs.	160
Forfeited	(750)	32.81	9.5	Yrs.	25
Outstanding at June 30, 2018	199,325	$20.86	5.6	Yrs.	$1,932

Exercisable at June 30, 2018	165,325	$18.41	4.8	Yrs.	$1,932

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $36.02 as of June 30, 2018 and $33.00 as of December 31, 2017.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2018 and 2017 is as follows, after adjusting for the 50% stock dividend declared on August 8, 2017:

	2018		2017

	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested, January 1,	30,415	$24.46	28,035	$20.64
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested, June 30,	30,415	$24.46	28,035	$20.64

The expected future compensation expense relating to the 30,415 shares of non-vested restricted stock outstanding as of June 30, 2018 is $642,000.  This cost will be recognized over the remaining vesting period of 4.5 years.  Compensation costs related to restricted stock amounted to $102,000 and $71,000 during the six-month periods ended June 30, 2018 and 2017, respectively.

5.	Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months and six months ended June 30, 2018 and 2017:

Unrealized gains (losses) on available for sale securities (a)
Balance as of March 31, 2018	$(6,327)
Other comprehensive loss before reclassification	(663)
Amount reclassified from accumulated other comprehensive loss	(46)
Total other comprehensive loss	(709)
Balance as of June 30, 2018	$(7,036)

Unrealized gains (losses) on available for sale securities (a)
Balance as of March 31, 2017	$(3,317)
Other comprehensive income before reclassification	1,805
Amount reclassified from accumulated other comprehensive income	(20)
Total other comprehensive income	1,785
Balance as of June 30, 2017	$(1,532)

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(4,211)
Amount reclassified from accumulated other comprehensive loss	(158)
Total other comprehensive loss	(4,369)
Balance as of June 30, 2018	$(7,036)

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	2,611
Amount reclassified from accumulated other comprehensive loss	(24)
Total other comprehensive income	2,587
Balance as of June 30, 2017	$(1,532)

(a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands) for the three months and six months ended June 30, 2018 and 2017:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in Consolidated Statements of Income

	Three months ended June 30,
	2018	2017
Unrealized gains on available for sale securities	$58	$31	Net realized gains on sales of securities
	(12)	(11)	Income tax expense
	$46	$20

	Six months ended June 30,
	2018	2017
Unrealized gains on available for sale securities	$200	$37	Net realized gains on sales of securities
	(42)	(13)	Income tax expense
	$158	$24

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2018	2017

Commitments to grant loans	$43,280	$51,583
Unfunded commitments under lines of credit	72,359	69,171
Standby letters of credit	5,733	7,802
	$121,372	$128,556

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2018 for guarantees under standby letters of credit issued is not material.

7.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$104,115	$477	$(2,620)	$101,972
Corporate obligations	8,980	-	(270)	8,710
Mortgage-backed securities-government sponsored entities	155,725	3	(6,968)	148,760
Total debt securities	$268,820	$480	$(9,858)	$259,442

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,001	$-	$(3)	$1,998
States and political subdivisions	120,000	1,535	(1,057)	120,478
Corporate obligations	10,068	16	(95)	9,989
Mortgage-backed securities-government sponsored entities	152,901	17	(4,262)	148,656
Total debt securities	$284,970	$1,568	$(5,417)	$281,121

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$36,534	$(860)	$42,947	$(1,760)	$79,481	$(2,620)
Corporate obligations	2,065	(22)	6,645	(248)	8,710	(270)
Mortgage-backed securities-government sponsored entities	29,724	(766)	114,524	(6,202)	144,248	(6,968)
	$68,323	$(1,648)	$164,116	$(8,210)	$232,439	$(9,858)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$1,998	$(3)	$1,998	$(3)
States and political subdivisions	17,310	(228)	44,948	(829)	62,258	(1,057)
Corporate obligations	-	-	6,859	(95)	6,859	(95)
Mortgage-backed securities-government sponsored entities	22,250	(320)	125,846	(3,942)	148,096	(4,262)
	$39,560	$(548)	$179,651	$(4,869)	$219,211	$(5,417)

At June 30, 2018, the Company had 79 debt securities in an unrealized loss position in the less than twelve months category and 160 debt securities in the twelve months or more category.  In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2018.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$2,304	$2,320
Due after one year through five years	21,279	20,903
Due after five years through ten years	44,371	42,719
Due after ten years	45,141	44,740
Mortgage-backed securities-government sponsored entities	155,725	148,760
	$268,820	$259,442

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains	$58	$31	$200	$43
Gross realized losses	-	-	-	(6)
Net realized gain	$58	$31	$200	$37
Proceeds from sales of securities	$3,822	$1,831	$14,583	$1,835

Securities with a carrying value of $219,244,000 and $226,759,000 at June 30, 2018 and 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.          Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2018		December 31, 2017
Real Estate Loans:
Residential	$230,840	28.7%	$235,759	30.8%
Commercial	364,686	45.4	342,934	44.9
Construction	18,115	2.2	17,228	2.3
Commercial, financial and agricultural	101,779	12.7	97,461	12.7
Consumer loans to individuals	88,523	11.0	70,953	9.3
Total loans	803,943	100.0%	764,335	100.0%
Deferred fees, net	(170)		(243)
Total loans receivable	803,773		764,092
Allowance for loan losses	(8,326)		(7,634)
Net loans receivable	$795,447		$756,458

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2018	December 31, 2017

Outstanding Balance	$1,111	$1,444
Carrying Amount	$919	$1,174

As a result of the acquisition of Delaware Bancshares, Inc. (“Delaware”), the Company added $1,397,000 of loans that were accounted for in accordance with ASC 310-30.  Based on a review of the loans acquired by senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $499,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses until actual losses exceed the allotted reserves.  For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of June 30, 2018 and December 31, 2017, foreclosed real estate owned totaled $1,386,000 and $1,661,000, respectively.  During the six months ended June 30, 2018, the Company acquired a property via a deed-in-lieu transaction with a carrying value of $62,000, and disposed of a property with a carrying value of $34,000 through a sale of the property.    Additional properties with a carrying value of $249,000 were sold, while a write down of $53,000 was processed on a parcel of vacant land due to a lack of interest.  As of June 30, 2018, the Company has initiated formal foreclosure proceedings on five properties classified as consumer residential mortgages with a carrying value of $182,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2018	(In thousands)

Individually evaluated for impairment	$23	$1,234	$-	$-	$-	$1,257
Loans acquired with deteriorated credit quality	644	275	-	-	-	919
Collectively evaluated for impairment	230,173	363,177	18,115	101,779	88,523	801,767
Total Loans	$230,840	$364,686	$18,115	$101,779	$88,523	$803,943

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2017

Individually evaluated for impairment	$23	$1,224	$-	$-	$-	$1,247
Loans acquired with deteriorated credit quality	833	341	-	-	-	1,174
Collectively evaluated for impairment	234,903	341,369	17,228	97,461	70,953	761,914
Total Loans	$235,759	$342,934	$17,228	$97,461	$70,953	$764,335

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
June 30, 2018		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,234	1,546	-
Subtotal	1,257	1,574	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,234	1,546	-
Total Impaired Loans	$1,257	$1,574	$-

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,224	1,496	-
Subtotal	1,247	1,524	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,224	1,496	-
Total Impaired Loans	$1,247	$1,524	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Average Recorded Investment		Interest Income Recognized
	2018	2017	2018	2017

Real Estate Loans:
Residential	$23	$23	$-	$-
Commercial	1,202	2,821	16	29
Total	$1,225	$2,844	$16	$29

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2018 and 2017, respectively (in thousands):

	Average Recorded Investment		Interest Income Recognized
	2018	2017	2018	2017

Real Estate Loans:
Residential	$23	$23	$-	$-
Commercial	1,194	2,730	30	51
Total	$1,217	$2,753	$30	$51

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of June 30, 2018 and December 31, 2017, troubled debt restructured loans totaled $1.1 million with no specific reserve.  For the six-month period ended June 30, 2018, there were no new loans identified as troubled debt restructurings.  During 2018, the Company did not recognize any losses on loans that were previously identified as a troubled debt restructuring.

 For the six-month period ended June 30, 2017, there were no new loans identified as troubled debt restructurings. During the 2017 period, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $247,000 as of June 30, 2017.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  June 30, 2018 and December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
June 30, 2018
Commercial real estate loans	$351,691	$8,610	$4,385	$-	$364,686
Commercial loans	101,571	116	92	-	101,779
Total	$453,262	$8,726	$4,477	$-	$466,465

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2017
Commercial real estate loans	$329,617	$9,680	$3,637	$-	$342,934
Commercial loans	97,389	16	56	-	97,461
Total	$427,006	$9,696	$3,693	$-	$440,395

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2018 and December 31, 2017 (in thousands):

	Performing	Nonperforming	Total
June 30, 2018
Residential real estate loans	$229,816	$1,024	$230,840
Construction	18,115	-	18,115
Consumer loans	88,523	-	88,523
Total	$336,454	$1,024	$337,478

	Performing	Nonperforming	Total
December 31, 2017
Residential real estate loans	$233,966	$1,793	$235,759
Construction	17,228	-	17,228
Consumer loans	70,953	-	70,953
Total	$322,147	$1,793	$323,940

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2018 and December 31, 2017 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non -Accrual	Total Loans
June 30, 2018
Real Estate loans
Residential	$229,283	$533	$-	$-	$1,024	$1,557	$230,840
Commercial	364,271	168	-	-	247	415	364,686
Construction	18,115	-	-	-	-	-	18,115
Commercial loans	101,705	74	-	-	-	74	101,779
Consumer loans	88,474	42	7	-	-	49	88,523
Total	$801,848	$817	$7	$-	$1,271	$2,095	$803,943

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2017
Real Estate loans
Residential	$233,291	$594	$81	$87	$1,706	$2,468	$235,759
Commercial	341,602	646	-	409	277	1,332	342,934
Construction	17,228	-	-	-	-	-	17,228
Commercial loans	97,424	10	27	-	-	37	97,461
Consumer loans	70,869	60	24	-	-	84	70,953
Total	$760,414	$1,310	$132	$496	$1,983	$3,921	$764,335

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

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(75)	(134)	-	(5)	(117)	(331)
Recoveries	2	31	-	-	15	48
Provision for loan losses	256	85	38	232	364	975
Ending balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,455	$5,247	$128	$690	$806	$8,326

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2018	$1,525	$5,129	$120	$638	$687	$8,099
Charge Offs	(24)	(134)	-	(5)	(69)	(232)
Recoveries	1	25	-	-	8	34
Provision for loan losses	(47)	227	8	57	180	425
Ending balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(83)	(96)	(13)	-	(82)	(274)
Recoveries	3	4	12	-	11	30
Provision for loan losses	242	697	16	53	192	1,200
Ending balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,254	$5,228	$93	$360	$484	$7,419

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2017	$1,179	$4,831	$95	$369	$427	$6,901
Charge Offs	(44)	(11)	(5)	-	(30)	(90)
Recoveries	2	2	-	-	4	8
Provision for loan losses	117	406	3	(9)	83	600
Ending balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419

The Company’s primary business activity as of June 30, 2018 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2018, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $79.2 million of loans outstanding, or 9.8% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $61.2 million, or 7.6% of loans outstanding.  During 2018, the Company did not recognize any losses in the named concentrations.

9.	Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  In accordance with fair value accounting guidance, the Company measures, records, and reports various types of assets and liabilities at fair value on either a recurring or non-recurring basis in the Consolidated Financial Statements.  Those assets and liabilities are presented in the sections entitled “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis” and “Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis”.  There are three levels of inputs that may be used to measure fair values:

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

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2017 Form 10-K, except for the valuation of loans which was impacted by the adoption of ASU 2016-01.  In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses.  The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk.  Loans are considered a Level 3 classification.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

	Fair Value Measurement Using Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

June 30, 2018
Available for Sale:
States and political subdivisions	$101,972	$-	$101,972	$-
Corporate obligations	8,710	-	8,710	-
Mortgage-backed securities-government sponsored entities	148,760	-	148,760	-
Total	$259,442	$-	$259,442	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2017
Available for Sale:
U.S. Treasury securities	$1,998	$-	$1,998	$-
States and political subdivisions	120,478	-	120,478	-
Corporate obligations	9,989	-	9,989	-
Mortgage-backed securities-government sponsored entities	148,656	-	148,656	-
Total	$281,121	$-	$281,121	$-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2018
Impaired Loans	$1,257	$-	$-	$1,257
Foreclosed Real Estate Owned	1,386	-	-	1,386

December 31, 2017
Impaired Loans	$1,247	$-	$-	$1,247
Foreclosed Real Estate Owned	1,661	-	-	1,661

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2018, the fair value investment in impaired loans totaled $1,257,000 which included five loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of June 30, 2018, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $316,000 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2018
Impaired loans	$155	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,102	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.12%)

Foreclosed real estate owned	$1,386	Appraisal of collateral(1)	Liquidation Expenses(2)	0-71.43% (11.72%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017
Impaired loans	$131	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)
Impaired loans	$1,116	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.11%)

Foreclosed real estate owned	$1,661	Appraisal of collateral(1)	Liquidation Expenses(2)	0-42.60% (14.68%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2018 and December 31, 2017. (In thousands)

	Fair Value Measurements at June 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,107	$16,107	$16,107	$-	$-
Loans receivable, net	795,447	791,456	-	-	791,456
Mortgage servicing rights	185	223	-	-	223
Regulatory stock	2,313	2,313	2,313	-	-
Bank owned life insurance	37,485	37,485	37,485	-	-
Accrued interest receivable	3,672	3,672	3,672	-	-

Financial liabilities:
Deposits	950,889	950,692	642,431	-	308,342
Short-term borrowings	43,325	43,325	43,325	-	-
Other borrowings	30,283	29,757	-	-	29,757
Accrued interest payable	1,461	1,461	1,461	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,697	$16,697	$16,697	$-	$-
Loans receivable, net	756,458	756,092	-	-	756,092
Mortgage servicing rights	200	223	-	-	223
Regulatory stock	3,505	3,505	3,505	-	-
Bank owned life insurance	37,060	37,060	37,060	-	-
Accrued interest receivable	3,716	3,716	3,716	-	-

Financial liabilities:
Deposits	929,384	929,709	609,090	-	320,619
Short-term borrowings	42,530	42,530	42,530	-	-
Other borrowings	35,945	35,514	-	-	35,514
Accrued interest payable	1,434	1,434	1,434	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Upon adoption on January 1, 2018, we have included the related new disclosure requirements in Note 9.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company’s preliminary analysis of its current portfolio, the impact to the Company’s balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-06, Codification Improvements to Topic 942, Financial Services-Depository and Lending, amends the guidance in Subtopic 942-740, Financial Services-Depository and Lending-Income Taxes, that is related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency (OCC) and no longer is relevant. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions.  The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  The amendments in this Update improve the following areas of nonemployee share-based payment accounting; (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only).  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-10, Codification Improvements to Topic 842, Leases, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments in this ASU affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of this ASU, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2017 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Deferred income taxes reflect temporary differences in the recognition of the revenue and expenses for tax reporting and financial statement purposes, principally because certain items are recognized in different periods for financial reporting and tax return purposes. On December 22, 2017, the President signed the Tax Cut and Jobs Act (the “Act”) into law.  Among other things, the Act reduced the corporate tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018.  As a result of the reduction in the corporate income tax rate to 21%, the Company revalued its net deferred tax asset as of December 31, 2017, which resulted in a $3,060,000 reduction in its value.  The reduction in the value of the net deferred tax asset was recorded as additional income tax expense in the fourth quarter of 2017.  Although realization is not assured, the Company believes that it is more likely than not that all deferred tax assets will be realized.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at June 30, 2018 and December 31, 2017 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of June 30, 2018 were $1.151 billion compared to $1.133 billion as of December 31, 2017.  The increase reflects growth in loans which were funded by an increase in deposits and cash flows from securities.

Securities

The fair value of securities available for sale as of June 30, 2018 was $259.4 million compared to $281.1 million as of December 31, 2017.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$-	-%	$1,998	0.7%
States and political subdivisions	101,972	39.3	120,478	42.9
Corporate obligations	8,710	3.4	9,989	3.5
Mortgage-backed securities-government sponsored entities	148,760	57.3	148,656	52.9
Total	$259,442	100.0%	$281,121	100.0%

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

Loans

Loans receivable totaled $803.8 million at June 30, 2018 compared to $764.1 million as of December 31, 2017.  The increase in loans receivable includes a $26.1 million increase in commercial loans and a $13.5 million increase in retail loans.

The allowance for loan losses totaled $8,326,000 as of June 30, 2018 and represented 1.04% of total loans outstanding, compared to $7,634,000, or 1.00% of total loans, at December 31, 2017.  The Company had net charge-offs for the six months ended June 30, 2018 of $283,000 compared to $244,000 in the corresponding period in 2017.  The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at June 30, 2018 based on the Company’s criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2018, non-performing loans totaled $1.3 million, or 0.16% of total loans compared to $2.5 million, or 0.32%, of total loans at December 31, 2017. At June 30, 2018, non-performing assets totaled $2.7 million, or 0.23%, of total assets compared to $4.1 million, or 0.37%, of total assets at December 31, 2017.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2018	December 31, 2017
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,024	$1,706
Commercial	247	277
Construction	-	-
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	1,271	1,983

Accruing loans which are contractually past due 90 days or more	-	496
Total non-performing loans	1,271	2,479
Foreclosed real estate	1,386	1,661
Total non-performing assets	$2,657	$4,140
Allowance for loans losses	$8,326	$7,634
Coverage of non-performing loans	655.07%	307.95%
Non-performing loans to total loans	0.16%	0.32%
Non-performing loans to total assets	0.11%	0.22%
Non-performing assets to total assets	0.23%	0.37%

*Includes non-accrual TDRs of $139,000 as of June 30, 2018 and $144,000 on December 31, 2017. The Company also had $987,000 and $1.0 million of accruing TDRs on June 30, 2018 and December 31, 2017, respectively.

Deposits

During the six-month period ending June 30, 2018, total deposits increased $21.5 million due primarily to a $16.9 million increase in savings deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $4.6 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2018	December 31, 2017

Non-interest bearing demand	$216,472	$205,138
Interest-bearing demand	96,528	91,479
Money market deposit accounts	146,307	146,362
Savings	183,044	166,111
Time deposits <$100,000	145,967	152,241
Time deposits >$100,000	162,571	168,053

Total	$950,889	$929,384

Borrowings

Other borrowings as of June 30, 2018 totaled $30.3 million compared to $35.9 million as of December 31, 2017.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $795,000 as a $17.4 million increase in cash management accounts offset a $16.6 million reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	June 30, 2018	December 31, 2017
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2018 at 0.913%	$-	$51
Amortizing fixed rate borrowing due December 2018 at 1.425%	413	823
Amortizing fixed rate borrowing due January 2019 at 1.393%	2,946	5,451
Term fixed rate borrowing due August 2019 at 1.606%	10,000	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	4,090	5,093
Amortizing fixed rate borrowing due December 2020 at 1.706%	2,553	3,051
Amortizing fixed rate borrowing due March 2022 at 1.748%	3,305	3,730
Amortizing fixed rate borrowing due October 2022 at 1.883%	6,976	7,746
	$30,283	$35,945

Stockholders’ Equity and Capital Ratios

As of June 30, 2018, stockholders’ equity totaled $115.5 million, compared to $115.7 million as of December 31, 2017.   The net change in stockholders’ equity included $6.6 million of net income that was partially offset by $2.8 million of dividends declared.  In addition, total equity decreased $4.4 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2018	December 31, 2017
Tier 1 Capital
(To average assets)	9.61%	9.36%
Tier 1 Capital
(To risk-weighted assets)	13.06%	13.16%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.06%	13.16%
Total Capital
(To risk-weighted assets)	14.06%	14.11%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2018.

Liquidity

As of June 30, 2018, the Company had cash and cash equivalents of $16.1 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $259.4 million which could be used for liquidity needs.  This totals $275.5 million of liquidity and represents 23.9% of total assets compared to $297.8 million and 26.3% of total assets as of December 31, 2017.  The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2018 and December 31, 2017.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2019.  There were no borrowings under this line as of June 30, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of June 30, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of June 30, 2018 and December 31, 2017.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $374,819,000 as of June 30, 2018, of which $31,941,000 and $54,188,000 was outstanding at June 30, 2018 and December 31, 2017, respectively.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2018			2017
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks Securities available for sale:	$9,488	$43	1.81%	$9,717	$24	0.99%
Taxable	169,851	912	2.15	181,979	911	2.00
Tax-exempt (1)	103,189	790	3.06	122,285	1,094	3.58
Total securities available for sale (1)	273,040	1,702	2.49	304,264	2,005	2.64
Loans receivable (1) (4) (5)	788,026	8,960	4.55	724,125	8,096	4.47
Total interest-earning assets	1,070,554	10,705	4.00	1,038,106	10,125	3.90
Non-interest earning assets:
Cash and due from banks	14,534			13,517
Allowance for loan losses	(8,287)			(7,197)
Other assets	67,442			76,954
Total non-interest earning assets	73,689			83,274
Total Assets	$1,144,243			$1,121,380
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$242,552	$113	0.19	$251,904	$100	0.16
Savings	185,039	23	0.05	199,015	25	0.05
Time	317,294	916	1.15	288,191	672	0.93
Total interest-bearing deposits	744,885	1,052	0.56	739,110	797	0.43
Short-term borrowings	33,772	38	0.45	33,917	28	0.33
Other borrowings	31,541	131	1.66	26,944	101	1.50
Total interest-bearing liabilities	810,198	1,221	0.60	799,971	926	0.46
Non-interest bearing liabilities:
Demand deposits	209,743			196,129
Other liabilities	9,260			9,590
Total non-interest bearing liabilities	219,003			205,719
Stockholders' equity	115,042			115,690
Total Liabilities and Stockholders' Equity	$1,144,243			$1,121,380

Net interest income (tax equivalent basis)		9,484	3.40%		9,199	3.44%
Tax-equivalent basis adjustment		(269)			(543)
Net interest income		$9,215			$8,656
Net interest margin (tax equivalent basis)			3.54%			3.54%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21% for 2018 and 34% for 2017.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Three months ended June 30, 2018 Compared to Three months ended June 30, 2017 Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits with banks	$(1)	$20	$19
Securities available for sale:
Taxable	(64)	65	1
Tax-exempt securities	(159)	(145)	(304)
Total securities	(223)	(80)	(303)
Loans receivable	710	154	864
Total interest-earning assets	486	94	580

Interest-bearing liabilities:
Interest-bearing demand and money market	(4)	17	13
Savings	(2)	-	(2)
Time	79	165	244
Total interest-bearing deposits	73	182	255
Short-term borrowings	-	10	10
Other borrowings	18	12	30
Total interest-bearing liabilities	91	204	295
Net interest income (tax-equivalent basis)	$395	$(110)	$285

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2018 to June 30, 2017

General

For the three months ended June 30, 2018, net income totaled $3,513,000 compared to $2,724,000 earned in the similar period in 2017.  The increase in net income for the three months ended June 30, 2018 was due primarily to a $559,000 improvement in net interest income. Earnings per share for the current period were $0.57 per share for basic shares and $0.56 per share for fully diluted shares compared to $0.44 and $0.43 per share for basic and fully diluted shares, respectively, for the three months ended June 30, 2017, after giving retroactive effect to the 50% stock dividend declared August 8, 2017.  The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2018 were 1.23%% and 12.25%, respectively, compared to 0.97% and 9.45%, respectively, for the similar period in 2017.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2018 to June 30, 2017
Net income three months ended June 30, 2017	$2,724
Change due to:
Net interest income	559
Provision for loan losses	175
Net gains on sales	(40)
Other income	158
Salaries and employee benefits	(194)
Occupancy, furniture and equipment	(48)
Foreclosed real estate	38
All other expenses	(19)
Income tax expense	160

Net income three months ended June 30, 2018	$3,513

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2018 totaled $9,484,000 which was $285,000 higher than the comparable period in 2017.  The increase in net interest income was due primarily to an $864,000 increase in interest income (fte) on loans.  Tax-equivalent interest income was negatively impacted by a $303,000 decrease in securities income and the reduction in the federal tax rate from 34% to 21%.  The fte net interest spread and net interest margin were 3.40% and 3.54%, respectively, for the three months ended June 30, 2018 compared to 3.44% and 3.54%, respectively, for the similar period in 2017.  The decrease in the net interest spread reflects the impact on tax-equivalent net interest income related to the change in the tax rate.

Interest income (fte) totaled $10,705,000 with a yield on average earning assets of 4.00% compared to $10,125,000 and 3.90% for the 2017 period. Average loans increased $63.9 million over the comparable period of last year, while average securities decreased $31.2 million as portfolio runoff was utilized to fund loan growth.  Average earning assets totaled $1.1 billion for the three months ended June 30, 2018, an increase of $32.4 million over the average for the similar period in 2017.

Interest expense for the three months ended June 30, 2018 totaled $1,221,000 at an average cost of 0.60% compared to $926,000 and 0.46% for the similar period in 2017.  The increase in average cost reflects the rising rates on overnight borrowings and certificates of deposit.  The average cost of time deposits, which is the most significant component of funding, increased to 1.15% from 0.93% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2018 was $425,000 compared to $600,000 for the three months ended June 30, 2017.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $198,000 for the quarter ended June 30, 2018 compared to $82,000 for the similar period in 2017.

Other Income

Other income totaled $1,774,000 for the three months ended June 30, 2018 compared to $1,656,000 for the similar period in 2017.  Service charges and fees increased $85,000 due primarily to the accounts added, while other fee income categories increased $76,000, net.  Net gains from sales of securities increased $27,000, while gains from the sale of loans decreased $67,000.

Other Expense

Other expense for the three months ended June 30, 2018 totaled $6,353,000 which was $223,000, or 3.6%, higher than the same period of 2017 due primarily to a $194,000 increase in salaries and benefits expenses.  All other operating expenses increased $29,000, net.

Income Tax Expense

Income tax expense totaled $698,000 for an effective tax rate of 16.6% for the period ending June 30, 2018 compared to $858,000 for an effective tax rate of 24.0% for the similar period in 2017. The decrease in tax expense reflects the reduction in the Company’s federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.

Results of Operations

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2018			2017
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks Securities available for sale:	$6,984	$61	1.75%	$7,288	$35	0.96%
Taxable	170,181	1,779	2.09	183,440	1,803	1.97
Tax-exempt (1)	105,886	1,622	3.06	122,368	2,194	3.59
Total securities available for sale (1)	276,067	3,401	2.46	305,808	3,997	2.61
Loans receivable (1) (4) (5)	777,810	17,548	4.51	721,703	16,074	4.45
Total interest-earning assets	1,060,861	21,010	3.96	1,034,799	20,106	3.89
Non-interest earning assets:
Cash and due from banks	14,159			13,711
Allowance for loan losses	(8,083)			(6,960)
Other assets	68,204			76,043
Total non-interest earning assets	74,280			82,794
Total Assets	$1,135,141			$1,117,593
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$239,011	$225	0.19	$250,024	$194	0.16
Savings	179,281	44	0.05	197,387	49	0.05
Time	321,132	1,813	1.13	291,154	1,320	0.91
Total interest-bearing deposits	739,424	2,082	0.56	738,565	1,563	0.42
Short-term borrowings	33,369	90	0.54	33,703	56	0.33
Other borrowings	32,943	271	1.65	29,634	244	1.65
Total interest-bearing liabilities	805,736	2,443	0.61	801,902	1,863	0.46
Non-interest bearing liabilities:
Demand deposits	205,289			192,412
Other liabilities	8,936			9,042
Total non-interest bearing liabilities	214,225			201,454
Stockholders' equity	115,180			114,237
Total Liabilities and Stockholders' Equity	$1,135,141			$1,117,593

Net interest income (tax equivalent basis)		18,567	3.35%		18,243	3.42%
Tax-equivalent basis adjustment		(545)			(1,089)
Net interest income		$18,022			$17,154
Net interest margin (tax equivalent basis)			3.50%			3.53%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21% for 2018 and 34% for 2017.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Six months ended June 30, 2018 Compared to Six months ended June 30, 2017 Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits with banks	$(3)	$29	$26
Securities available for sale:
Taxable	(132)	108	(24)
Tax-exempt securities	(270)	(302)	(572)
Total securities	(402)	(194)	(596)
Loans receivable	1,245	229	1,474
Total interest-earning assets	840	64	904

Interest-bearing liabilities:
Interest-bearing demand and money market	(9)	40	31
Savings	(5)	-	(5)
Time	160	333	493
Total interest-bearing deposits	146	373	519
Short-term borrowings	(1)	35	34
Other borrowings	27	-	27
Total interest-bearing liabilities	172	408	580
Net interest income (tax-equivalent basis)	$668	$(344)	$324

Comparison of Operating Results for the Six Months Ended June 30, 2018 to June 30, 2017

General

For the six months ended June 30, 2018, net income totaled $6,642,000 compared to $5,100,000 earned in the similar period in 2017.  The increase in net income for the six months ended June 30, 2018 was due primarily to an $868,000 improvement in net interest income and a $629,000 decrease in foreclosed real estate expense. Earnings per share for the current period were $1.07 per share for basic shares and $1.06 per share for fully diluted shares compared to $0.82 per share for basic shares and $0.81 per share for fully diluted shares for the six months ended June 30, 2017, after giving retroactive effect to the 50% stock dividend declared August 8, 2017.  The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2018 were 1.18%% and 11.63%, respectively, compared to 0.92% and 9.00%, respectively, for the similar period in 2017.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2018 to June 30, 2017
Net income six months ended June 30, 2017	$5,100
Change due to:
Net interest income	868
Provision for loan losses	225
Service charges and fees	131
Net gains on sales	(113)
Other income	151
Salaries and employee benefits	(438)
Occupancy, furniture and equipment	(29)
Foreclosed real estate	629
All other expenses	(18)
Income tax expense	136

Net income six months ended June 30, 2018	$6,642

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2018 totaled $18,567,000 which was $324,000 higher than the comparable period in 2017.  The increase in net interest income was due primarily to a $1,474,000 increase in interest income (fte) on loans.  Tax-equivalent interest income was negatively impacted due to the reduction in the federal tax rate from 34% to 21% and a $29.7 million reduction in average securities.  The fte net interest spread and net interest margin were 3.35% and 3.50%, respectively, for the six months ended June 30, 2018 compared to 3.42% and 3.53%, respectively, for the similar period in 2017.  The decrease in the net interest spread and the net interest margin reflects the impact on tax-equivalent net interest income related to the change in the tax rate.

Interest income (fte) totaled $21,010,000 with a yield on average earning assets of 3.96% compared to $20,106,000 and 3.89% for the 2017 period. Average loans increased $56.1 million over the comparable period of last year, while average securities decreased $29.7 million as portfolio runoff was utilized to fund loan growth.  Average earning assets totaled $1.061 billion for the six months ended June 30, 2018, an increase of $26.1 million over the average for the similar period in 2017.

Interest expense for the six months ended June 30, 2018 totaled $2,443,000 at an average cost of 0.61% compared to $1,863,000 and 0.46% for the similar period in 2017.  The increase in average cost reflects the rising rates on overnight borrowings and certificates of deposit.  The average cost of time deposits, which is the most significant component of funding, increased to 1.13% from 0.91% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2018 was $975,000 compared to $1,200,000 for the six months ended June 30, 2017.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $283,000 for the six months ended June 30, 2018 compared to $244,000 for the similar period in 2017.

Other Income

Other income totaled $3,468,000 for the six months ended June 30, 2018 compared to $3,299,000 for the similar period in 2017.  Service charges and fees increased $131,000 due primarily to the accounts added, while other fee income categories increased $151,000, net.  Net gains from sales of securities increased $163,000, while gains from the sale of deposits decreased $209,000 due to the sale of the Company’s West Scranton Office in the first quarter of 2017.  Gains from the sale of loans also decreased $67,000 from the prior year period.

Other Expense

Other expense for the six months ended June 30, 2018 totaled $12,600,000 which was $144,000 lower than the same period of 2017 due to a $629,000 reduction in foreclosed real estate expenses.  All other operating expenses increased $485,000, or 4.0%, net.

Income Tax Expense

Income tax expense totaled $1,273,000 for an effective tax rate of 16.1% for the six-month period ending June 30, 2018 compared to $1,409,000 for an effective tax rate of 21.7% for the similar period in 2017. The decrease in tax expense reflects the reduction in the Company’s federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of June 30, 2018, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2018, the Company had a positive 90-day interest sensitivity gap of $9.8 million or 0.9% of total assets, compared to the $20.3 million positive gap, or 1.8% of total assets, as of December 31, 2017.  Rate-sensitive assets repricing within 90 days decreased $9.4 million due primarily to an $8.4 million decrease in loans repricing.  Rate-sensitive liabilities repricing within 90 days increased $1.2 million since year end due to a $13.9 million increase in deposits repricing which was partially offset by a $12.7 million decrease in borrowings.  A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval.  This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

Certain interest-bearing deposits with no stated maturity dates are included in the interest-sensitivity table below.  The balances allocated to the respective time periods represent an estimate of the total outstanding balance that has the potential to migrate through withdrawal or transfer to time deposits, thereby impacting the interest-sensitivity position of the Company.  The estimates were derived from an independently prepared non-maturity deposit study which addressed the various deposit types and their pricing sensitivity to movements in market interest rates.  The process involved analyzing correlations between product rates and market rates over a ten-year period.  The Company believes the study provides pertinent data to support the assumptions used in modeling non-maturity deposits.

June 30, 2018
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$914	$-	$-	$-	$914
Securities	6,869	21,593	54,117	176,863	259,442
Loans Receivable	131,146	152,457	227,354	292,816	803,773
Total RSA	$138,929	$174,050	$281,471	$469,679	$1,064,129

Non-maturity interest-bearing deposits	$63,331	$63,176	$166,581	$132,791	$425,879
Time Deposits	52,282	125,984	100,777	29,495	308,538
Borrowings	13,521	20,319	36,881	2,887	73,608
Total RSL	$129,134	$209,479	$304,239	$165,173	$808,025

Interest Sensitivity Gap	$9,795	$(35,429)	$(22,768)	$304,506	$256,104
Cumulative Gap	9,795	(25,634)	(48,402)	256,104
RSA/RSL-cumulative	107.6%	92.4%	92.5%	131.7%

December 31, 2017

Interest Sensitivity Gap	$20,327	$(34,969)	$(6,925)	$264,544	$242,977
Cumulative Gap	20,327	(14,642)	(21,567)	242,977
RSA/RSL-cumulative	115.9%	95.8%	96.6%	130.3%

Item 4.	Controls and Procedures

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

Reference is made to Part I, Item 3 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On July 18, 2018, the parties agreed to a settlement of all claims and a dismissal of the action.

Item 1A.	Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Sales and Use of Proceeds

(a)          Unregistered Sales of Equity Securities.  Not Applicable.

(b)          Use of Proceeds.  Not Applicable

(c)          Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2018.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 – 30, 2018	-	$-	-	129,500
May 1 – 31, 2018	-	-	-	129,500
June 1 – 30, 2018	-	-	-	129,500

Total	-	$-	-	129,500

*          On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Registrant announced that the Company had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares.  There is no expiration date for this plan.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7	2006 Stock Option Plan (8)
10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10	Change In Control Severance Agreement with James F. Burke(10)
10.11	2014 Equity Incentive Plan, as amended(11)
10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101
Interactive Data Files consisting of the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)
Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.

(7)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)	Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.

(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date:	August 8, 2018	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2018	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)