Form 10-Q
period 2018-09-30
NORWOOD FINANCIAL CORP
filed 2018-11-08
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Large accelerated filer  [  ]             Accelerated filer   [X]
Non-accelerated filer   [  ]              Smaller reporting company   [X]
                                                                                                  Emerging growth company   [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   [ ]  Yes [X]  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2018
Common stock, par value $0.10 per share	6,268,783

NORWOOD FINANCIAL CORP.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
NORWOOD FINANCIAL CORP.
Consolidated Balance Sheets  (unaudited)
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$17,073	$16,212
Interest-bearing deposits with banks	295	485
Cash and cash equivalents	17,368	16,697

Securities available for sale, at fair value	247,517	281,121
Loans receivable	819,197	764,092
Less: Allowance for loan losses	8,280	7,634
Net loans receivable	810,917	756,458
Regulatory stock, at cost	3,261	3,505
Bank premises and equipment, net	13,797	13,864
Bank owned life insurance	37,718	37,060
Accrued interest receivable	3,792	3,716
Foreclosed real estate owned	1,209	1,661
Goodwill	11,331	11,331
Other intangibles	364	462
Deferred tax asset	6,268	4,781
Other assets	3,206	2,260
TOTAL ASSETS	$1,156,748	$1,132,916

LIABILITIES
Deposits:
Non-interest bearing demand	$218,979	$205,138
Interest-bearing	720,735	724,246
Total deposits	939,714	929,384
Short-term borrowings	52,820	42,530
Other borrowings	36,649	35,945
Accrued interest payable	1,705	1,434
Other liabilities	9,180	7,884
TOTAL LIABILITIES	1,040,068	1,017,177

STOCKHOLDERS' EQUITY
Common stock, $.10 par value per share,
authorized 10,000,000 shares; issued 2018: 6,274,513 shares, 2017: 6,256,063 shares	628	626
Surplus	48,087	47,431
Retained earnings	76,645	70,426
Treasury stock at cost: 2018: 5,729 shares,
2017: 2,608 shares	(188)	(77)
Accumulated other comprehensive loss	(8,492)	(2,667)
TOTAL STOCKHOLDERS' EQUITY	116,680	115,739
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,156,748	$1,132,916

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Income  (unaudited)
(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans receivable, including fees	$9,301	$8,289	$26,645	$24,020
Securities	1,483	1,605	4,543	4,856
Other	2	2	63	37
Total interest income	10,786	9,896	31,251	28,913

INTEREST EXPENSE
Deposits	1,116	828	3,198	2,392
Short-term borrowings	111	82	201	138
Other borrowings	171	116	442	360
Total interest expense	1,398	1,026	3,841	2,890
NET INTEREST INCOME	9,388	8,870	27,410	26,023
PROVISION FOR LOAN LOSSES	375	600	1,350	1,800
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,013	8,270	26,060	24,223

OTHER INCOME
Service charges and fees	1,129	1,105	3,211	3,056
Income from fiduciary activities	151	160	463	395
Net realized gains on sales of securities	13	129	213	167
Gain on sale of loans, net	15	-	15	67
Gain on sale of deposits	-	-	-	209
Earnings and proceeds on bank owned life insurance	297	320	848	850
Other	392	144	716	414
Total other income	1,997	1,858	5,466	5,158

OTHER EXPENSES
Salaries and employee benefits	3,577	3,209	10,445	9,639
Occupancy, furniture & equipment, net	910	799	2,659	2,519
Data processing and related operations	368	354	1,027	1,022
Taxes, other than income	153	233	480	693
Professional fees	301	217	760	706
Federal Deposit Insurance Corporation insurance	87	97	265	283
Foreclosed real estate	(26)	303	68	1,028
Amortization of intangibles	29	35	97	115
Other	1,173	992	3,372	2,979
Total other expenses	6,572	6,239	19,173	18,984

INCOME BEFORE INCOME TAXES	4,438	3,889	12,353	10,397
INCOME TAX EXPENSE	728	948	2,001	2,356
NET INCOME	$3,710	$2,941	$10,352	$8,041

BASIC EARNINGS PER SHARE	$0.59	$0.47	$1.66	$1.29

DILUTED EARNINGS PER SHARE	$0.58	$0.47	$1.64	$1.28

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(dollars in thousands)

	Three Months Ended
	September 30,
	2018	2017
Net income	$3,710	$2,941
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (loss) gain	(1,830)	529
Tax effect	384	(180)
Reclassification of investment securities gains
recognized in net income	(13)	(129)
Tax effect	3	43
Other comprehensive (loss) income	(1,456)	263
Comprehensive Income	$2,254	$3,204

	Nine Months Ended
	September 30,
	2018	2017
Net income	$10,352	$8,041
Other comprehensive (loss) income:
Investment securities available for sale:
Unrealized holding (loss) gain	(7,160)	4,486
Tax effect	1,503	(1,526)
Reclassification of investment securities gains
recognized in net income	(213)	(167)
Tax effect	45	57
Other comprehensive (loss) income	(5,825)	2,850
Comprehensive Income	$4,527	$10,891

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Changes in Stockholders' Equity (unaudited)
Nine Months Ended September 30, 2018
(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	-	-	-	10,352	-	-	-	10,352
Other comprehensive loss	-	-	-	-	-	-	(5,825)	(5,825)
Cash dividends declared ($0.66 per share)	-	-	-	(4,133)	-	-	-	(4,133)
Compensation expense related to restricted stock	-	-	154	-	-	-	-	154
Acquisition of treasury stock	-	-	-	-	5,446	(179)	-	(179)
Stock options exercised	18,450	2	325	-	(2,325)	68	-	395
Compensation expense related to stock options	-	-	177	-	-	-	-	177
Balance, September 30, 2018	6,274,513	$628	$48,087	$76,645	5,729	$(188)	$(8,492)	$116,680

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,352	$8,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	1,800
Depreciation	665	703
Amortization of intangible assets	97	115
Deferred income taxes	(198)	(783)
Net amortization of securities premiums and discounts	1,308	1,651
Net realized gain on sales of securities	(213)	(167)
Gain on sale of deposits	-	(209)
Earnings and proceeds on bank owned life insurance	(848)	(850)
(Gain) loss on sales and writedowns of fixed assets and foreclosed real estate owned	(42)	673
Gain on sale of loans	(15)	(67)
Loans originated for sale	(752)	(1,693)
Proceeds from sale of loans originated for sale	767	1,760
Compensation expense related to stock options	177	69
Compensation expense related to restricted stock	154	107
Decrease in accrued interest receivable	(76)	(86)
Increase in accrued interest payable	271	98
Other, net	1,062	1,278
Net cash provided by operating activities	14,059	12,440

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	17,745	13,027
Proceeds from maturities and principal reductions on mortgage-backed securities	22,848	20,570
Purchases	(15,458)	(13,905)
Purchase of regulatory stock	(3,865)	(3,737)
Redemption of regulatory stock	4,109	2,741
Net increase in loans	(56,275)	(42,783)
Purchase of premises and equipment	(598)	(484)
Proceeds from sales of fixed assets and foreclosed real estate owned	696	777
Net cash used in investing activities	(30,798)	(23,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,330	12,505
Deposits sold	-	(13,659)
Net increase in short-term borrowings	10,290	14,418
Repayments of other borrowings	(9,296)	(20,230)
Proceeds from other borrowings	10,000	20,000
Stock options exercised	395	766
Purchase of treasury stock	(179)	(1,290)
Cash dividends paid	(4,130)	(4,015)
Net cash provided by financing activities	17,410	8,495
Increase (decrease) in cash and cash equivalents	671	(2,859)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	16,697	17,174
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,368	$14,315

NORWOOD FINANCIAL CORP.
Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,570	$2,792
Income taxes paid, net of refunds	$1,547	$1,825
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$333	$112
Cash dividends declared	$4,133	$4,037

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

The accompanying unaudited consolidated  financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company.  The operating results for the three month and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other future interim period.

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares outstanding	6,264	6,239	6,259	6,239
Less: Unvested restricted shares	(30)	(28)	(30)	(28)
Basic EPS weighted average shares outstanding	6,234	6,211	6,229	6,211

Basic EPS weighted average shares outstanding	6,234	6,211	6,229	6,211
Add: Dilutive effect of stock options	70	52	72	56
Diluted EPS weighted average shares outstanding	6,304	6,263	6,301	6,267

For the three and nine month periods ending September 30, 2018, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $39.16 per share on September 30, 2018.

For the three and nine month periods ending September 30, 2017, there were no anti-dilutive options based on Norwood's closing price of $30.52 per share on September 30, 2017.

4.         Stock-Based Compensation

No awards were granted during the nine-month period ending September 30, 2018. As of September 30, 2018, there was $59,000 of total unrecognized compensation cost related to non-vested options granted in 2017 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2018. Compensation costs related to stock options amounted to $177,000 and $69,000 during the nine-month periods ended September 30, 2018 and 2017, respectively.

A summary of the Company's stock option activity for the nine-month period ended September 30, 2018 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractural Term		($000)

Outstanding at January 1, 2018	212,725	$20.76	6.1	Yrs.	$2,604
Granted	-	-	-		-
Exercised	(20,775)	19.01	5.4	Yrs.	395
Forfeited	(1,500)	32.81	9.2	Yrs.	49
Outstanding at September 30, 2018	190,450	$20.85	5.3	Yrs.	$3,972

Exercisable at September 30, 2018	157,200	$18.33	4.5	Yrs.	$2,881

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option.  The stock price was $39.16 per share as of September 30, 2018 and $33.00 per share as of December 31, 2017.

A summary of the Company's restricted stock activity for the nine-month periods ended September 30, 2018 and 2017 is as follows:

	2018		2017
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	30,415	$24.46	28,035	$20.64
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Non-vested, September 30,	30,415	$24.46	28,035	$20.64

The expected future compensation expense relating to the 30,415 shares of non-vested restricted stock outstanding as of September 30, 2018 is $591,000.  This cost will be recognized over the remaining vesting period of 4.25 years.  Compensation costs related to restricted stock amounted to $154,000 and $107,000 during the nine-month periods ended September 30, 2018 and 2017, respectively.

5.         Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months and nine months ended September 30, 2018 and 2017:

Unrealized losses on
available for sale
securities (a)
Balance as of June 30, 2018	$(7,036)
Other comprehensive loss before reclassification	(1,446)
Amount reclassified from accumulated other comprehensive loss	(10)
Total other comprehensive loss	(1,456)
Balance as of September 30, 2018	$(8,492)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2017	$(1,532)
Other comprehensive income before reclassification	349
Amount reclassified from accumulated other comprehensive loss	(86)
Total other comprehensive income	263
Balance as of September 30, 2017	$(1,269)

Unrealized losses on
available for sale
securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(5,657)
Amount reclassified from accumulated other comprehensive loss	(168)
Total other comprehensive loss	(5,825)
Balance as of September 30, 2018	$(8,492)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2016	$(4,119)
Other comprehensive income before reclassification	2,960
Amount reclassified from accumulated other comprehensive loss	(110)
Total other comprehensive income	2,850
Balance as of September 30, 2017	$(1,269)

 (a)  All amounts are net of tax.  Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands) for the three months and nine months ended September 30, 2018 and 2017:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Loss (a)		of Income

	Three months ended
	September 30,
	2018	2017
Unrealized gains on available for sale securities	$13	$129	Net realized gains on sales of securities
	(3)	(43)	Income tax expense
	$10	$86

	Nine months ended
	September 30,
	2018	2017
Unrealized gains on available for sale securities	$213	$167	Net realized gains on sales of securities
	(45)	(57)	Income tax expense
	$168	$110
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

A summary of the Bank's financial instrument commitments is as follows:

(in thousands)	September 30,
	2018	2017

Commitments to grant loans	$51,225	$41,990
Unfunded commitments under lines of credit	78,024	60,153
Standby letters of credit	4,410	5,919
	$133,659	$108,062

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2018 for guarantees under standby letters of credit issued is not material.

7.         Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$100,850	$333	$(3,461)	$97,722
Corporate obligations	8,938	-	(254)	8,684
Mortgage-backed securities-
government sponsored entities	148,951	-	(7,840)	141,111
Total debt securities	$258,739	$333	$(11,555)	$247,517

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In Thousands)
Available for Sale:
U.S. Treasury securities	$2,001	$-	$(3)	$1,998
States and political subdivisions	120,000	1,535	(1,057)	120,478
Corporate obligations	10,068	16	(95)	9,989
Mortgage-backed securities-government
sponsored entities	152,901	17	(4,262)	148,656
Total debt securities	$284,970	$1,568	$(5,417)	$281,121

The following tables show the Company's investments' gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$30,755	$(1,075)	$51,547	$(2,386)	$82,302	$(3,461)
Corporate obligations	2,054	(23)	6,630	(231)	8,684	(254)
Mortgage-backed securities-government sponsored entities	17,407	(303)	123,704	(7,537)	141,111	(7,840)
	$50,216	$(1,401)	$181,881	$(10,154)	$232,097	$(11,555)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$1,998	$(3)	$1,998	$(3)
States and political subdivisions	17,310	(228)	44,948	(829)	62,258	(1,057)
Corporate obligations	-	-	6,859	(95)	6,859	(95)
Mortgage-backed securities-government sponsored entities	22,250	(320)	125,846	(3,942)	148,096	(4,262)
	$39,560	$(548)	$179,651	$(4,869)	$219,211	$(5,417)

At September 30, 2018, the Company had 65 debt securities in an unrealized loss position in the less than twelve months category and 184 debt securities in the twelve months or more category.  In Management's opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  No other-than-temporary-impairment charges were recorded in 2018.  Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2018 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$2,540	$2,546
Due after one year through five years	21,584	21,153
Due after five years through ten years	43,573	41,615
Due after ten years	42,091	41,092
Mortgage-backed securities-government sponsored entities	148,951	141,111
	$258,739	$247,517

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Gross realized gains	$13	$129	$213	$173
Gross realized losses	-	-	-	(6)
Net realized gain	$13	$129	$213	$167
Proceeds from sales of securities	$3,162	$11,192	$17,745	$13,027

Securities with a carrying value of $169,984,000 and $205,678,000 at September 30, 2018 and 2017, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.        Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2018		December 31, 2017
Real Estate Loans:
Residential	$233,768	28.5%	$235,759	30.8%
Commercial	363,358	44.4	342,934	44.9
Construction	16,217	2.0	17,228	2.3
Commercial, financial and agricultural	104,868	12.8	97,461	12.7
Consumer loans to individuals	101,068	12.3	70,953	9.3
Total loans	819,279	100.0%	764,335	100.0%
Deferred fees, net	(82)		(243)
Total loans receivable	819,197		764,092
Allowance for loan losses	(8,280)		(7,634)
Net loans receivable	$810,917		$756,458

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2018	December 31, 2017

Outstanding Balance	$1,106	$1,444
Carrying Amount	$925	$1,174

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets.  As of September 30, 2018 and December 31, 2017, foreclosed real estate owned totaled $1,209,000 and $1,661,000, respectively.  During the nine months ended September 30, 2018, the Company acquired two properties via deed-in-lieu transactions with a carrying value of $202,000, and disposed of five properties with a carrying value of $579,000 through the sale of the properties.  As of September 30, 2018, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with a carrying value of $168,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
September 30, 2018	(In thousands)

Individually evaluated for impairment	$23	$1,198	$-	$-	$-	$1,221
Loans acquired with deteriorated credit quality	658	267	-	-	-	925
Collectively evaluated for impairment	233,087	361,893	16,217	104,868	101,068	817,133
Total Loans	$233,768	$363,358	$16,217	$104,868	$101,068	$819,279

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2017

Individually evaluated for impairment	$23	$1,224	$-	$-	$-	$1,247
Loans acquired with deteriorated credit quality	833	341	-	-	-	1,174
Collectively evaluated for impairment	234,903	341,369	17,228	97,461	70,953	761,914
Total Loans	$235,759	$342,934	$17,228	$97,461	$70,953	$764,335

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2018		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,198	1,534	-
Subtotal	1,221	1,562	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,198	1,534	-
Total Impaired Loans	$1,221	$1,562	$-

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2017		(in thousands)
With no related allowance recorded:
Real Estate Loans
Residential	$23	$28	$-
Commercial	1,224	1,496	-
Subtotal	1,247	1,524	-
Total:
Real Estate Loans
Residential	23	28	-
Commercial	1,224	1,496	-
Total Impaired Loans	$1,247	$1,524	$-

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2018 and 2017, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2018	2017	2018	2017

Real Estate Loans:
Residential	$23	$23	$-	$-
Commercial	1,217	1,423	15	12
Total	$1,240	$1,446	$15	$12

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2018 and 2017, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2018	2017	2018	2017

Real Estate Loans:
Residential	$23	$23	$-	$-
Commercial	1,195	1,465	45	41
Total	$1,218	$1,488	$45	$41

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  As of September 30, 2018 and December 31, 2017, troubled debt restructured loans totaled $1.1 million with no specific reserve.  For the nine-month period ended September 30, 2018, there were no new loans identified as troubled debt restructurings.  During 2018, the Company did not recognize any losses on loans that were previously identified as a troubled debt restructuring.

 For the nine-month period ended September 30, 2017, there were no new loans identified as troubled debt restructurings. During the 2017 period, the Company recognized a write-down of $55,000 on one loan that was previously identified as a troubled debt restructuring with a carrying value of $175,000 as of September 30, 2017.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of  September 30, 2018 and December 31, 2017 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2018
Commercial real estate loans	$349,486	$9,598	$4,274	$-	$363,358
Commercial loans	104,272	337	259	-	104,868
Total	$453,758	$9,935	$4,533	$-	$468,226

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2017
Commercial real estate loans	$329,617	$9,680	$3,637	$-	$342,934
Commercial loans	97,389	16	56	-	97,461
Total	$427,006	$9,696	$3,693	$-	$440,395

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits.  The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2018 and December 31, 2017 (in thousands):

	Performing	Nonperforming	Total
September 30, 2018
Residential real estate loans	$232,870	$898	$233,768
Construction	16,217	-	16,217
Consumer loans	101,068	-	101,068
Total	$350,155	$898	$351,053

	Performing	Nonperforming	Total
December 31, 2017
Residential real estate loans	$233,966	$1,793	$235,759
Construction	17,228	-	17,228
Consumer loans	70,953	-	70,953
Total	$322,147	$1,793	$323,940

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2018 and December 31, 2017 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2018
Real Estate loans
Residential	$232,068	$631	$171	$-	$898	$1,700	$233,768
Commercial	362,845	238	58	-	217	513	363,358
Construction	16,217	-	-	-	-	-	16,217
Commercial loans	104,794	50	24	-	-	74	104,868
Consumer loans	100,888	168	12	-	-	180	101,068
Total	$816,812	$1,087	$265	$-	$1,115	$2,467	$819,279

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2017
Real Estate loans
Residential	$233,291	$594	$81	$87	$1,706	$2,468	$235,759
Commercial	341,602	646	-	409	277	1,332	342,934
Construction	17,228	-	-	-	-	-	17,228
Commercial loans	97,424	10	27	-	-	37	97,461
Consumer loans	70,869	60	24	-	-	84	70,953
Total	$760,414	$1,310	$132	$496	$1,983	$3,921	$764,335

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of September 30, 2018, the allocation of the allowance pertaining to commercial real estate loans is slightly lower than the allocation as of December 31, 2017 despite an increase in loan balances of $20.4 million.  This decrease is due to a reduction in the quantitative factor for historical losses which decreased from 0.74% as of December 31, 2017 to 0.45% at September 30, 2018.  The decrease was partially offset by the addition of a qualitative factor for potential risk in large balance loans.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(85)	(244)	-	(246)	(189)	(764)
Recoveries	2	33	-	-	25	60
Provision for loan losses	185	205	4	497	459	1,350
Ending balance, September 30, 2018	$1,374	$5,259	$94	$714	$839	$8,280
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,374	$5,259	$94	$714	$839	$8,280

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326
Charge Offs	(10)	(110)	-	(241)	(72)	(433)
Recoveries	-	2	-	-	10	12
Provision for loan losses	(71)	120	(34)	265	95	375
Ending balance, September 30, 2018	$1,374	$5,259	$94	$714	$839	$8,280

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2016	$1,092	$4,623	$78	$307	$363	$6,463
Charge Offs	(83)	(308)	(28)	-	(127)	(546)
Recoveries	4	5	12	-	22	43
Provision for loan losses	340	979	35	165	281	1,800
Ending balance, September 30, 2017	$1,353	$5,299	$97	$472	$539	$7,760
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,353	$5,299	$97	$472	$539	$7,760

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2017	$1,254	$5,228	$93	$360	$484	$7,419
Charge Offs	-	(212)	(15)	-	(45)	(272)
Recoveries	1	1	-	-	11	13
Provision for loan losses	98	282	19	112	89	600
Ending balance, September 30, 2017	$1,353	$5,299	$97	$472	$539	$7,760

The Company's primary business activity as of September 30, 2018 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan.  Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy.

As of September 30, 2018, the Company considered its concentration of credit risk to be acceptable.  The highest concentrations are in commercial rentals with $66.8 million of loans outstanding, or 8.2% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $60.2 million, or 7.4% of loans outstanding.  During 2018, the Company recognized charge offs totaling $380,000 in the named concentrations.

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

	Fair Value Measurement Using
	Reporting Date

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

September 30, 2018
Available for Sale:
States and political subdivisions	$97,722	$-	$97,722	$-
Corporate obligations	8,684	-	8,684	-
Mortgage-backed securities-government
sponsored entities	141,111	-	141,111	-
Total	$247,517	$-	$247,517	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)

December 31, 2017
Available for Sale:
U.S. Treasury securities	$1,998	$-	$1,998	$-
States and political subdivisions	120,478	-	120,478	-
Corporate obligations	9,989	-	9,989	-
Mortgage-backed securities-government
sponsored entities	148,656	-	148,656	-
Total	$281,121	$-	$281,121	$-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2018 and December 31, 2017 are as follows:

		Fair Value Measurement Reporting Date using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2018
Impaired Loans	$1,221	$-	$-	$1,221
Foreclosed Real Estate Owned	1,209	-	-	1,209

December 31, 2017
Impaired Loans	$1,247	$-	$-	$1,247
Foreclosed Real Estate Owned	1,661	-	-	1,661

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2018, the fair value investment in impaired loans totaled $1,221,000 which included five loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan.  As of September 30, 2018, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $341,000 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2018

Impaired loans	$128	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,093	Present value of future cash flows	Loan discount rate	4.00 - 6.00% (5.19%)

Foreclosed real estate owned	$1,209	Appraisal of collateral(1)	Liquidation Expenses(2)	3.85-85.71% (9.67%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2017

Impaired loans	$131	Appraisal of collateral(1)	Appraisal adjustments(2)	10% (10%)

Impaired loans	$1,116	Present value of future cash flows	Loan discount rate	4.00 - 5.25% (5.11%)

Foreclosed real estate owned	$1,661	Appraisal of collateral(1)	Liquidation Expenses(2)	0-42.60% (14.68%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Company's financial instruments at September 30, 2018 and December 31, 2017.

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

Other borrowings (carried at cost):
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance sheet financial instruments (disclosed at cost):
Fair values for the Company's off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Bank's financial instruments not required to be measured or reported at fair value were as follows at September 30, 2018 and December 31, 2017. (In thousands)

	Fair Value Measurements at September 30, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$17,368	$17,368	$17,368	$-	$-
Loans receivable, net	810,917	804,387	-	-	804,387
Mortgage servicing rights	184	223	-	-	223
Regulatory stock	3,261	3,261	3,261	-	-
Bank owned life insurance	37,718	37,718	37,718	-	-
Accrued interest receivable	3,792	3,792	3,792	-	-

Financial liabilities:
Deposits	939,714	938,179	622,415	-	315,764
Short-term borrowings	52,820	52,820	52,820	-	-
Other borrowings	36,649	36,105	-	-	36,105
Accrued interest payable	1,705	1,705	1,705	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2017
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,697	$16,697	$16,697	$-	$-
Loans receivable, net	756,458	756,092	-	-	756,092
Mortgage servicing rights	200	223	-	-	223
Regulatory stock	3,505	3,505	3,505	-	-
Bank owned life insurance	37,060	37,060	37,060	-	-
Accrued interest receivable	3,716	3,716	3,716	-	-

Financial liabilities:
Deposits	929,384	929,709	609,090	-	320,619
Short-term borrowings	42,530	42,530	42,530	-	-
Other borrowings	35,945	35,514	-	-	35,514
Accrued interest payable	1,434	1,434	1,434	-	-

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  This Update is not expected to have a significant impact on the Company's financial statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis.  For all other entities, this Update is effective for fiscal years ending after December 15, 2021.  This Update is not expected to have a significant impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

∙	possible future impairment of intangible assets
∙	our ability to effectively manage future growth
∙	loan losses in excess of our allowance
∙	risks inherent in commercial lending
∙	real estate collateral which is subject to declines in value
∙	potential other-than-temporary impairments
∙	soundness of other financial institutions
∙	interest rate risks
∙	potential liquidity risk
∙	deposits acquired through competitive bidding
∙	availability of capital
∙	regional economic factors
∙	loss of senior officers
∙	comparatively low legal lending limits
∙	risks of new capital requirements
∙	potential impact of Tax Cuts and Jobs Act
∙	limited market for the Company's stock
∙	restrictions on ability to pay dividends
∙	common stock may lose value
∙	insider ownership
∙	issuing additional shares may dilute ownership
∙	competitive environment
∙	certain anti-takeover provisions
∙	extensive and complex governmental regulation and associate cost
∙	cybersecurity

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of other-than-temporary impairment on securities and the determination of goodwill impairment.  Please refer to the discussion of the allowance for loan losses calculation under "Loans" in the "Changes in Financial Condition" section.

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

The fair value of financial instruments is based upon quoted market prices, when available.  For those instances where a quoted price is not available, fair values are based upon observable market based parameters as well as unobservable parameters.  Any such valuation is applied consistently over time.

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each Consolidated Balance Sheet date.

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis.  The Company believes that all unrealized losses on securities at September 30, 2018 and December 31, 2017 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of September 30, 2018 were $1.157 billion compared to $1.133 billion as of December 31, 2017.  The increase reflects growth in loans which were funded by an increase in deposits and short-term borrowings and cash flows from securities.

Securities

The fair value of securities available for sale as of September 30, 2018 was $247.5 million compared to $281.1 million as of December 31, 2017.  The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company's securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio

U.S. Treasury securities	$-	-%	$1,998	0.7%
States and political subdivisions	97,722	39.5	120,478	42.9
Corporate obligations	8,684	3.5	9,989	3.5
Mortgage-backed securities-
government sponsored entities	141,111	57.0	148,656	52.9
Total	$247,517	100.0%	$281,121	100.0%

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

Loans

Loans receivable totaled $819.2 million at September 30, 2018 compared to $764.1 million as of December 31, 2017.  The increase in loans receivable includes a $27.8 million increase in commercial loans and a $27.3 million increase in retail loans.

The allowance for loan losses totaled $8,280,000 as of September 30, 2018 and represented 1.01% of total loans outstanding, compared to $7,634,000, or 1.00% of total loans, at December 31, 2017.  The Company had net charge-offs for the nine months ended September 30, 2018 of $704,000 compared to $503,000 in the corresponding period in 2017.  The Company's management assesses the adequacy of the allowance for loan losses on a quarterly basis.  The process includes an analysis of the risks inherent in the loan portfolio.  It includes an analysis of impaired loans and a historical review of credit losses by loan type.  Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth.  Management considers the allowance adequate at September 30, 2018 based on the Company's criteria.  However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2018, non-performing loans totaled $1.1 million, or 0.14% of total loans compared to $2.5 million, or 0.32%, of total loans at December 31, 2017. At September 30, 2018, non-performing assets totaled $2.3 million, or 0.20%, of total assets compared to $4.1 million, or 0.37%, of total assets at December 31, 2017.

        The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$898	$1,706
Commercial	217	277
Construction	-	-
Commercial, financial and agricultural	-	-
Consumer loans to individuals	-	-
Total non-accrual loans *	1,115	1,983

Accruing loans which are contractually
past due 90 days or more	-	496
Total non-performing loans	1,115	2,479
Foreclosed real estate	1,209	1,661
Total non-performing assets	$2,324	$4,140
Allowance for loans losses	$8,280	$7,634
Coverage of non-performing loans	742.60%	307.95%
Non-performing loans to total loans	0.14%	0.32%
Non-performing loans to total assets	0.10%	0.22%
Non-performing assets to total assets	0.20%	0.37%

*Includes non-accrual TDRs of $136,000 as of September 30, 2018 and $144,000 on December 31, 2017. The Company also had $981,000 and $1.0 million of accruing TDRs on September 30, 2018 and December 31, 2017, respectively.

Deposits

During the nine-month period ending September 30, 2018, total deposits increased $10.3 million due primarily to an $11.7 million increase in savings deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $1.4 million, net.

         The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2018	December 31, 2017

Non-interest bearing demand	$218,979	$205,138
Interest-bearing demand	88,949	91,479
Money market deposit accounts	136,713	146,362
Savings	177,774	166,111
Time deposits <$100,000	144,622	152,241
Time deposits >$100,000	172,677	168,053

Total	$939,714	$929,384

Borrowings

Other borrowings as of September 30, 2018 totaled $36.6 million compared to $35.9 million as of December 31, 2017.  Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $10.3 million as a $15.1 million increase in cash management accounts offset a $4.8 million reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)

	September 30, 2018	December 31, 2017
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2018 at 0.913%	$-	$51
Amortizing fixed rate borrowing due December 2018 at 1.425%	207	823
Amortizing fixed rate borrowing due January 2019 at 1.393%	1,686	5,451
Term fixed rate borrowing due August 2019 at 1.606%	10,000	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	3,585	5,093
Amortizing fixed rate borrowing due July 2020 at 2.775%	9,187	-
Amortizing fixed rate borrowing due December 2020 at 1.706%	2,303	3,051
Amortizing fixed rate borrowing due March 2022 at 1.748%	3,092	3,730
Amortizing fixed rate borrowing due October 2022 at 1.883%	6,589	7,746
	$36,649	$35,945

Stockholders' Equity and Capital Ratios

As of September 30, 2018, stockholders' equity totaled $116.7 million, compared to $115.7 million as of December 31, 2017.   The net change in stockholders' equity included $10.4 million of net income that was partially offset by $4.1 million of dividends declared.  In addition, total equity decreased $5.8 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax.  This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company's accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company's consolidated regulatory capital ratios is as follows:

	September 30, 2018	December 31, 2017
Tier 1 Capital
(To average assets)	9.76%	9.36%
Tier 1 Capital
(To risk-weighted assets)	13.19%	13.16%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.19%	13.16%
Total Capital
(To risk-weighted assets)	14.16%	14.11%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.  The new rules also require unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done.  The final rule limits a banking organization's dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2018.

Liquidity

As of September 30, 2018, the Company had cash and cash equivalents of $17.4 million in the form of cash, due from banks and short-term deposits with other institutions.  In addition, the Company had total securities available for sale of $247.5 million which could be used for liquidity needs.  This totals $264.9 million of liquidity and represents 22.9% of total assets compared to $297.8 million and 26.3% of total assets as of December 31, 2017.  The Company also monitors other liquidity measures, all of which were within the Company's policy guidelines as of September 30, 2018 and December 31, 2017.  Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2019.  There were no borrowings under this line as of September 30, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000.  There were no borrowings under this line as of September 30, 2018 and December 31, 2017.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000.  There were no borrowings under this line as of September 30, 2018 and December 31, 2017.

The Bank's maximum borrowing capacity with the Federal Home Loan Bank was approximately $391,735,000 as of September 30, 2018, of which $50,108,000 and $54,188,000 was outstanding at September 30, 2018 and December 31, 2017, respectively.  Additionally, as of September 30, 2018, the Bank had secured a Letter of Credit in the amount of $25.0 million as collateral for specific municipal deposits.  This Letter of Credit reduces the availability under the maximum borrowing capacity.  There were no Letters of Credit outstanding as of December 31, 2017.   Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations
NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$471	$2	1.70%	$695	$2	1.15%
Securities available for sale:
Taxable	168,086	895	2.13	180,029	877	1.95
Tax-exempt (1)	97,966	744	3.04	120,930	1,103	3.65
Total securities available for sale (1)	266,052	1,639	2.46	300,959	1,980	2.63
Loans receivable (1) (4) (5)	813,092	9,402	4.63	744,395	8,463	4.55
Total interest-earning assets	1,079,615	11,043	4.09	1,046,049	10,445	3.99
Non-interest earning assets:
Cash and due from banks	14,629			14,768
Allowance for loan losses	(8,440)			(7,701)
Other assets	67,247			77,923
Total non-interest earning assets	73,436			84,990
Total Assets	$1,153,051			$1,131,039
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$231,234	$110	0.19	$243,571	$103	0.17
Savings	179,897	23	0.05	192,826	24	0.05
Time	310,502	983	1.27	279,023	701	1.00
Total interest-bearing deposits	721,633	1,116	0.62	715,420	828	0.46
Short-term borrowings	50,998	111	0.87	49,826	82	0.66
Other borrowings	36,028	171	1.90	30,035	116	1.54
Total interest-bearing liabilities	808,659	1,398	0.69	795,281	1,026	0.52
Non-interest bearing liabilities:
Demand deposits	217,258			206,721
Other liabilities	9,829			10,617
Total non-interest bearing liabilities	227,087			217,338
Stockholders' equity	117,305			118,420
Total Liabilities and Stockholders' Equity	$1,153,051			$1,131,039

Net interest income (tax equivalent basis)		9,645	3.40%		9,419	3.48%
Tax-equivalent basis adjustment		(257)			(549)
Net interest income		$9,388			$8,870
Net interest margin (tax equivalent basis)			3.57%			3.60%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21% for 2018 and 34% for 2017.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended September 30, 2018 Compared to
	Three months ended September 30, 2017
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits with banks	$(1)	$1	$-
Securities available for sale:
Taxable	(61)	79	18
Tax-exempt securities	(194)	(165)	(359)
Total securities	(255)	(86)	(341)
Loans receivable	779	160	939
Total interest-earning assets	523	75	598

Interest-bearing liabilities:
Interest-bearing demand and money market	(6)	13	7
Savings	(1)	-	(1)
Time	91	191	282
Total interest-bearing deposits	84	204	288
Short-term borrowings	3	26	29
Other borrowings	26	29	55
Total interest-bearing liabilities	113	259	372
Net interest income (tax-equivalent basis)	$410	$(184)	$226

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2018 to September 30, 2017

General

For the three months ended September 30, 2018, net income totaled $3,710,000 compared to $2,941,000 earned in the similar period in 2017.  The increase in net income for the three months ended September 30, 2018 was due primarily to a $518,000 improvement in net interest income. Earnings per share for the current period were $0.59 per share for basic shares and $0.58 per share for fully diluted shares compared to $0.47 per share for basic and fully diluted shares for the three months ended September 30, 2017.  The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2018 were 1.28%% and 12.55%, respectively, compared to 1.03% and 9.85%, respectively, for the similar period in 2017.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2018 to September 30, 2017
Net income three months ended September 30, 2017	$2,941
Change due to:
Net interest income	518
Provision for loan losses	225
Net gains on sales	(101)
Other income	240
Salaries and employee benefits	(368)
Occupancy, furniture and equipment	(111)
Foreclosed real estate	329
All other expenses	(183)
Income tax expense	220

Net income three months ended September 30, 2018	$3,710

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2018 totaled $9,645,000 which was $226,000 higher than the comparable period in 2017.  The increase in net interest income was due primarily to a $939,000 increase in interest income (fte) on loans.  Tax-equivalent interest income was negatively impacted by a $341,000 decrease in securities income and the reduction in the federal tax rate from 34% to 21% which reduced the tax-equivalent adjustment.  The fte net interest spread and net interest margin were 3.40% and 3.57%, respectively, for the three months ended September 30, 2018 compared to 3.48% and 3.60%, respectively, for the similar period in 2017.  The decrease in the net interest spread and margin reflects the impact on tax-equivalent net interest income related to the change in the tax rate.

Interest income (fte) totaled $11,043,000 with a yield on average earning assets of 4.09% compared to $10,445,000 and 3.99% for the 2017 period. Average loans increased $68.7 million over the comparable period of last year, while average securities decreased $34.9 million as portfolio runoff was utilized to fund loan growth.  Average earning assets totaled $1.080 billion for the three months ended September 30, 2018, an increase of $33.6 million over the average for the similar period in 2017.

Interest expense for the three months ended September 30, 2018 totaled $1,398,000 at an average cost of 0.69% compared to $1,026,000 and 0.52% for the similar period in 2017.  The increase in average cost reflects the rising rates on borrowed funds and certificates of deposit.  The average cost of time deposits, which is the most significant component of funding, increased to 1.27% from 1.00% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the three months ended September 30, 2018 was $375,000 compared to $600,000 for the three months ended September 30, 2017.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $421,000 for the quarter ended September 30, 2018 compared to $259,000 for the similar period in 2017.

Other Income

Other income totaled $1,997,000 for the three months ended September 30, 2018 compared to $1,858,000 for the similar period in 2017.  The increase was primarily attributed to $250,000 of non-recurring income relating to the settlement of litigation due to the reversal of a prior period accrual.  Net gains from sales of securities decreased $116,000, while gains from the sale of loans increased $15,000.

Other Expense

Other expense for the three months ended September 30, 2018 totaled $6,572,000 which was $333,000, or 5.3%, higher than the same period of 2017 due primarily to a $368,000 increase in salaries and benefits expenses which was partially offset by a $329,000 decrease in the cost of foreclosed real estate.  Occupancy and equipment costs rose $111,000, while all other operating expenses increased $183,000, net.

Income Tax Expense

Income tax expense totaled $728,000 for an effective tax rate of 16.4% for the period ending September 30, 2018 compared to $948,000 for an effective tax rate of 24.4% for the similar period in 2017. The decrease in tax expense reflects the reduction in the Company's federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.

Results of Operations

NORWOOD FINANCIAL CORP.
Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2018			2017
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,789	$63	1.75%	$5,066	$37	0.97%
Securities available for sale:
Taxable	169,475	2,674	2.10	182,291	2,680	1.96
Tax-exempt (1)	103,217	2,366	3.06	121,884	3,297	3.61
Total securities available for sale (1)	272,692	5,040	2.46	304,175	5,977	2.62
Loans receivable (1) (4) (5)	789,700	26,950	4.55	729,350	24,537	4.49
Total interest-earning assets	1,067,181	32,053	4.00	1,038,591	30,551	3.92
Non-interest earning assets:
Cash and due from banks	14,317			14,067
Allowance for loan losses	(8,203)			(7,210)
Other assets	67,882			76,677
Total non-interest earning assets	73,996			83,534
Total Assets	$1,141,177			$1,122,125
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$236,390	$335	0.19	$247,849	$298	0.16
Savings	179,489	67	0.05	195,850	73	0.05
Time	317,549	2,796	1.17	287,066	2,021	0.94
Total interest-bearing deposits	733,428	3,198	0.58	730,765	2,392	0.44
Short-term borrowings	39,310	201	0.68	39,136	138	0.47
Other borrowings	33,982	442	1.73	29,769	360	1.61
Total interest-bearing liabilities	806,720	3,841	0.63	799,670	2,890	0.48
Non-interest bearing liabilities:
Demand deposits	209,323			197,234
Other liabilities	9,237			9,574
Total non-interest bearing liabilities	218,560			206,808
Stockholders' equity	115,897			115,647
Total Liabilities and Stockholders' Equity	$1,141,177			$1,122,125

Net interest income (tax equivalent basis)		28,212	3.37%		27,661	3.44%
Tax-equivalent basis adjustment		(802)			(1,638)
Net interest income		$27,410			$26,023
Net interest margin (tax equivalent basis)			3.52%			3.55%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21% for 2018 and 34% for 2017.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis.  The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2018 Compared to
	Nine months ended September 30, 2017
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)

Interest-earning assets:
Interest-bearing deposits with banks	$(4)	$30	$26
Securities available for sale:
Taxable	(130)	124	(6)
Tax-exempt securities	(467)	(464)	(931)
Total securities	(597)	(340)	(937)
Loans receivable	2,058	355	2,413
Total interest-earning assets	1,457	45	1,502

Interest-bearing liabilities:
Interest-bearing demand and money market	(16)	53	37
Savings	(6)	-	(6)
Time	255	520	775
Total interest-bearing deposits	233	573	806
Short-term borrowings	1	62	63
Other borrowings	52	30	82
Total interest-bearing liabilities	286	665	951
Net interest income (tax-equivalent basis)	$1,171	$(620)	$551

Comparison of Operating Results for the Nine Months Ended September 30, 2018 to September 30, 2017

General

For the nine months ended September 30, 2018, net income totaled $10,352,000 compared to $8,041,000 earned in the similar period in 2017.  The increase in net income for the nine months ended September 30, 2018 was due primarily to a $1,387,000 improvement in net interest income and a $960,000 decrease in foreclosed real estate expense. Earnings per share for the current period were $1.66 per share for basic shares and $1.64 per share for fully diluted shares compared to $1.29 per share for basic shares and $1.28 per share for fully diluted shares for the nine months ended September 30, 2017.  The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2018 were 1.21% and 11.94%, respectively, compared to 0.96% and 9.30%, respectively, for the similar period in 2017.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2018 to September 30, 2017
Net income nine months ended September 30, 2017	$8,041
Change due to:
Net interest income	1,387
Provision for loan losses	450
Service charges and fees	155
Net gains on sales	(215)
Other income	368
Salaries and employee benefits	(806)
Occupancy, furniture and equipment	(140)
Foreclosed real estate	960
All other expenses	(203)
Income tax expense	355

Net income nine months ended September 30, 2018	$10,352

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2018 totaled $28,212,000 which was $551,000 higher than the comparable period in 2017.  The increase in net interest income was due primarily to a $2,413,000 increase in interest income (fte) on loans.  Tax-equivalent interest income was negatively impacted due to the reduction in the federal tax rate from 34% to 21% and a $31.5 million reduction in average securities.  The fte net interest spread and net interest margin were 3.37% and 3.52%, respectively, for the nine months ended September 30, 2018 compared to 3.44% and 3.55%, respectively, for the similar period in 2017.  The decrease in the net interest spread and the net interest margin reflects the impact on tax-equivalent net interest income related to the change in the tax rate.

Interest income (fte) totaled $32,053,000 with a yield on average earning assets of 4.00% compared to $30,551,000 and 3.92% for the 2017 period. Average loans increased $60.4 million over the comparable period of last year, while average securities decreased $31.5 million as portfolio runoff was utilized to fund loan growth.  Average earning assets totaled $1.067 billion for the nine months ended September 30, 2018, an increase of $28.6 million over the average for the similar period in 2017.

Interest expense for the nine months ended September 30, 2018 totaled $3,841,000 at an average cost of 0.63% compared to $2,890,000 and 0.48% for the similar period in 2017.  The increase in average cost reflects the rising rates on overnight borrowings and certificates of deposit.  The average cost of time deposits, which is the most significant component of funding, increased to 1.17% from 0.94% for the similar period in the prior year.

Provision for Loan Losses

The Company's provision for loan losses for the nine months ended September 30, 2018 was $1,350,000 compared to $1,800,000 for the nine months ended September 30, 2017.  The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level.  Net charge-offs were $704,000 for the nine months ended September 30, 2018 compared to $503,000 for the similar period in 2017.

Other Income

Other income totaled $5,466,000 for the nine months ended September 30, 2018 compared to $5,158,000 for the similar period in 2017.  Net gains from sales of securities increased $46,000, while gains from the sale of deposits decreased $209,000 due to the sale of the Company's West Scranton Office in the first quarter of 2017.  Gains from the sale of loans also decreased $52,000 from the prior year period due to a lower volume of sales.  Excluding gains from sales, other income improved $523,000 over the first nine months of 2017 primarily due to the $250,000 of non-recurring income related to the settlement of litigation and a $155,000 increase in service charges and fees.

Other Expense

Other expense for the nine months ended September 30, 2018 totaled $19,173,000 which was $189,000 higher than the same period of 2017.  The higher level of expense during the 2018 period includes an increase of $806,000 for salaries and employee benefits which was offset by a $960,000 reduction in foreclosed real estate expenses.  Occupancy and equipment costs rose $140,000, while all other operating expenses increased $203,000, or 3.5%, net.

Income Tax Expense

Income tax expense totaled $2,001,000 for an effective tax rate of 16.2% for the nine-month period ending September 30, 2018 compared to $2,356,000 for an effective tax rate of 22.7% for the similar period in 2017. The decrease in tax expense reflects the reduction in the Company's federal tax rate from 34% to 21% as a result of the Tax Cuts and Jobs Act which became effective on January 1, 2018.

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

Net interest income, which is the primary source of the Company's earnings, is impacted by changes in interest rates and the relationship of different interest rates.  To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals.  The Company uses net interest simulation to assist in interest rate risk management.  The process includes simulating various interest rate environments and their impact on net interest income.  As of September 30, 2018, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company's policy limits. The Company's policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2018, the Company had a negative 90-day interest sensitivity gap of $26.0 million or 2.3% of total assets, compared to the $20.3 million positive gap, or 1.8% of total assets, as of December 31, 2017.  Rate-sensitive assets repricing within 90 days decreased $1.7 million due primarily to a $1.3 million decrease in securities repricing.  Rate-sensitive liabilities repricing within 90 days increased $44.6 million since year end due to a $43.9 million increase in time deposits repricing.  A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval.  This would indicate that in a rising rate environment, the cost of interest-bearing liabilities could increase faster than the yield on interest-earning assets in the 90-day time frame.  The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

Certain interest-bearing deposits with no stated maturity dates are included in the interest-sensitivity table below.  The balances allocated to the respective time periods represent an estimate of the total outstanding balance that has the potential to migrate through withdrawal or transfer to time deposits, thereby impacting the interest-sensitivity position of the Company.  The estimates were derived from an independently prepared non-maturity deposit study for Wayne Bank which addressed the various deposit types and their pricing sensitivity to movements in market interest rates.  The process involved analyzing correlations between product rates and market rates over a ten-year period.  The Company believes the study provides pertinent data to support the assumptions used in modeling non-maturity deposits.

September 30, 2018
Rate Sensitivity Table
(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$295	$-	$-	$-	$295
Securities	7,020	19,399	58,165	162,933	247,517
Loans Receivable	139,258	145,019	233,017	301,903	819,197
Total RSA	$146,573	$164,418	$291,182	$464,836	$1,067,009

Non-maturity interest-bearing deposits	$60,690	$58,802	$156,493	$127,451	$403,436
Time Deposits	85,560	96,807	105,205	29,727	317,299
Borrowings	26,353	31,351	29,513	2,252	89,469
Total RSL	$172,603	$186,960	$291,211	$159,430	$810,204

Interest Sensitivity Gap	$(26,030)	$(22,542)	$(29)	$305,406	$256,805
Cumulative Gap	(26,030)	(48,572)	(48,601)	256,805
RSA/RSL-cumulative	84.9%	86.5%	92.5%	131.7%

December 31, 2017

Interest Sensitivity Gap	$20,327	$(34,969)	$(6,925)	$264,544	$242,977
Cumulative Gap	20,327	(14,642)	(21,567)	242,977
RSA/RSL-cumulative	115.9%	95.8%	96.6%	130.3%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a) Unregistered Sales of Equity Securities.  Not Applicable.

(b) Use of Proceeds.  Not Applicable

(c) Issuer Purchases of Equity Securities.  Set forth below is information regarding the Company's stock repurchases during the quarter ended September 30, 2018.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 – 31, 2018	-	$-	-	129,500
August 1 – 31, 2018	-	-	-	129,500
September 1 – 30, 2018	-	-	-	129,500

Total	-	$-	-	129,500

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
101
Interactive Data Files consisting of the following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP.

Date:	November 8, 2018	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2018	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)