Form 10-K
period 2018-12-31
NORWOOD FINANCIAL CORP
filed 2019-03-14
CIK 1013272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One):
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES     ☒ NO
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ YES     ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No
The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.”  The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 29, 2018, $36.02 per share, was $213.7 million based on 5,932,414 shares of Common Stock held by non-affiliates on that date.  For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.
As of March 1, 2019, there were 6,292,643 shares outstanding of the registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2018. (Parts I, II, and IV)
2.	Portions of the definitive Proxy Statement for the 2019 Annual Meeting of Shareholders. (Part III)

NORWOOD FINANCIAL CORP.
ANNUAL REPORT ON FORM 10-K

PART I
Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties, as detailed in Item 1A hereof, include:

•	possible future impairment of intangible assets;
•	our ability to effectively manage future growth;
•	loan losses in excess of our allowance;
•	risks inherent in commercial lending;
•	real estate collateral which may be subject to declines in value;
•	potential other-than-temporary impairments;
•	soundness of other financial institutions;
•	interest rate risks;
•	potential liquidity risks;
•	rate sensitivity of municipal deposits;
•	availability of capital;
•	geographical concentration of business;
•	loss of senior officers;
•	comparatively low legal lending limits;
•	risks of new capital requirements;
•	potential impact of Tax Cuts and Jobs Act;
•	limited market for the Company’s common stock;
•	restrictions on ability to pay dividends;
•	common stock may lose value;
•	insider ownership;
•	issuing additional shares may dilute ownership;
•	certain anti-takeover provisions;
•	competitive environment;
•	extensive and complex governmental regulation and associated cost; and
•	cybersecurity
Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”).  The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”).  As of December 31, 2018, the Company had total consolidated assets of $1.185 billion, consolidated deposits of $946.8 million, and consolidated stockholders’ equity of $122.3 million.

The Company’s ratio of average equity to average assets was 10.15%, 10.34%, and 11.95%, for fiscal years 2018, 2017 and 2016, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870 as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC.

The Bank is an independent community bank with 26 offices in Northeastern Pennsylvania and the Southern Tier of New York.  The Bank has five offices in Wayne County, three offices in Pike County, four offices in Monroe County and two offices in Lackawanna County, Pennsylvania.  As a result of the acquisition of Delaware Bancshares, Inc., Wayne Bank now has six offices in Delaware County, New York, and six offices in Sullivan County, New York.  The Bank has given notice of its intent to close its Lords Valley branch in Pike County, Pennsylvania in March 2019 and received regulatory approval to establish a new branch in Hanover Township, in Luzerne County, Pennsylvania, which is expected to open in the second quarter of 2019.

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

Recent Acquisitions

Delaware Bancshares, Inc. On July 31, 2016, the Company completed the acquisition of Delaware Bancshares, Inc. (“Delaware”) and its wholly owned subsidiary, The National Bank of Delaware County (“NBDC”).  At the time of acquisition, Delaware had approximately $375.6 million in assets and 12 banking offices in Delaware and Sullivan Counties, New York.  Pursuant to the terms of the Agreement and Plan of Merger, dated March 10, 2016, by and among the Company, Wayne Bank, Delaware and NBDC (the “Delaware Agreement”), Delaware was merged with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”) and NBDC was merged with and into Wayne Bank immediately thereafter.  At the effective time of the Merger, each outstanding share of the common stock of Delaware was converted, at the election of the holder but subject to the limitations and allocation and proration provisions set forth in the Delaware Agreement, into either $16.68 in cash or 0.6221 of a share of the Company’s common stock, par value $0.10 per share (the “Common Stock”).  In the aggregate, the merger consideration paid to Delaware shareholders consisted of approximately $3,860,000 in cash and 431,605 shares of the Common Stock.

North Penn Bancorp, Inc.  On May 31, 2011, the Company completed its acquisition of North Penn Bancorp, Inc. (“North Penn”) and its wholly owned subsidiary, North Penn Bank, as contemplated by the Agreement and Plan of Merger, dated as of December 14, 2010, by and among the Company, Wayne Bank, North Penn and North Penn Bank (the “North Penn Agreement”).  At the time of acquisition, North Penn had approximately $168.3 million in assets and five banking offices in Lackawanna and Monroe Counties, Pennsylvania.  The Company acquired all of the outstanding shares of North Penn for an aggregate cash consideration of approximately $12.2 million and 532,000 shares of the Common Stock.  The cash and stock transaction was valued at approximately $26.9 million based on the closing price of the Common Stock on May 31, 2011.  In accordance with the North Penn Agreement, each outstanding share of North Penn common stock was converted, at the election of the holder, into either the right to receive $19.12 in cash or 0.6829 shares of the Common Stock, subject to the election and allocation procedures in the North Penn Agreement, including the requirement that $12,194,000 of the merger consideration (which included amounts paid in cancellation of existing stock options, for the unallocated shares held by the North Penn Employee Stock Ownership Plan (“ESOP”) and any shares as to which the holders exercised dissenters’ rights) be paid in cash and that the remainder be paid in the Common Stock.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe and Lackawanna Counties, Pennsylvania and Delaware and Sullivan Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2018 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 21.9%, the second largest share in Pike County with 19.9%, seventh largest share in Monroe County with 3.8% and tenth largest share in Lackawanna County with 1.2%.  At June 30, 2018, the Bank had the second largest share of FDIC-insured deposits in Delaware County, New York, with 25.5% and the seventh largest share in Sullivan County, New York, with 6.3%.  This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2018, the Bank had 203 full‑time and 7 part‑time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months.  Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York.  At December 31, 2018, there were $100.9 million of indirect loans in the portfolio.  In connection with the acquisition of Delaware Bancshares, Inc., the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans.  As of December 31, 2018, the approximate outstanding balance of these acquired loans was $70.8 million.  In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans.  As of December 31, 2018, the approximate outstanding balance of these acquired loans was $25.6 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures.  Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals.  Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years.  Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units.   At December 31, 2018, the Bank had approximately $71.8 million in loans on commercial rentals, as well as $59.7 million of loans outstanding to the hospitality lodging industry, which are its largest lending concentrations.

The Bank’s construction lending has primarily involved lending for commercial construction projects and for single-family residences. All loans for the construction of speculative sale homes have a loan-to-value ratio of not more than 80%. For both commercial and single-family projects, loan proceeds are disbursed during the construction phase according to a draw schedule based on the stage of completion. Construction projects are inspected by contracted inspectors or bank personnel. Construction loans are underwritten on the basis of the estimated value of the property as completed. For commercial projects, the Bank typically also provides the permanent financing after the construction period, as a commercial mortgage.

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

The Bank’s adjustable-rate loan portfolio includes approximately $2.7 million in loan participations indexed to the London Interbank Offered Rate (“LIBOR”) which is expected to be phased out by the end of 2021.  The Bank anticipates that the terms of LIBOR-based loans, which have not matured prior to the phase-out of LIBOR will be negotiated to incorporate a to-be-determined substitute reference rate.  The Bank must rely on the lead bank to renegotiate the terms of loans in which the Bank has a participation.  There can be no assurance that the lead bank will be able to successfully renegotiate the loans in which the Bank has participations or that the substitute reference rate will perform as satisfactorily as LIBOR.

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

Commercial lending including real-estate related loans entail significant additional risks when compared with residential real estate and consumer lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and market conditions for commercial office, retail, and warehouse space. In periods of decreasing cash flows, the commercial borrower may permit a lapse in general maintenance of the property causing the value of the underlying collateral to deteriorate. The liquidation of commercial property is often more costly and may involve more time to sell than residential real estate. The Bank offsets such factors with requiring more owner equity, a lower loan to value ratio and by obtaining the personal guaranties of the principals. In addition, a majority of the Bank’s commercial real estate portfolio is owner-occupied property.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms.  A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time.  As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that are presumed to comply with the Dodd-Frank Act’s ability-to-repay rules.  Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%.  Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  Under the recently-enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), residential mortgages originated for portfolio by insured depository institutions, like the Bank, with less than $10 billion in total consolidated assets will be treated as qualified mortgages; provided that the mortgage terms do not include interest-only payments or negative amortization, total points and fees do not exceed 3% of the loan amount, prepayment penalties are not in excess of those permitted for qualified mortgages under Regulation Z and the lender has considered and documented the debt, income and financial resources of the borrower.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)

Commercial loans	$110,542	13.0	$97,461	12.7	$85,508	12.0	$71,090	12.7	$42,514	8.5
Real Estate-Construction	17,445	2.0	17,228	2.3	19,709	2.8	18,987	3.4	19,221	3.9
Real Estate-Residential	235,523	27.7	235,759	30.8	237,177	33.2	161,820	28.9	158,139	31.5
Real Estate-Commercial	374,790	44.1	342,934	44.9	320,187	44.8	279,123	49.8	261,956	52.2
Consumer loans	112,002	13.2	70,953	9.3	51,524	7.2	29,231	5.2	19,704	3.9
	850,302	100.0	764,335	100.0	714,105	100.0	560,251	100.0	501,534	100.0
Deferred fees, net	(120)		(243)		(216)		(326)		(399)
Allowance for loan losses	(8,452)		(7,634)		(6,463)		(7,298)		(5,875)
Loans receivable, net	$841,730		$756,458		$707,426		$552,627		$495,260

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2018. Scheduled repayments are reported in the maturity category in which payment is due.  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$12,210	$27,532	$70,811	$110,553
Real Estate – Construction	6,710	2,835	7,900	17,445
Total	$18,920	$30,367	$78,711	$127,998

Loans with fixed rates	$7,955	$19,310	$46,253	$73,518
Loans with floating rates	14,025	12,321	28,134	54,480
Total	$21,980	$31,631	$74,387	$127,998

Non-Performing Assets. The following table sets forth information regarding non‑accrual loans, foreclosed real estate owned and loans 90 days or more delinquent on which the Bank was accruing interest at the dates indicated.  At December 31, 2018, 2017, 2016, 2015, and 2014, the Company also had $1.1 million, $1.1 million, $1.5 million, $6.8 million, and $8.8 million, respectively, in troubled debt restructurings.  For the year ended December 31, 2018, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $98,000 of which $19,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2018 was $64,000 of which $59,000 was collected.  Of those loans classified as troubled debt restructurings at December 31, 2018, one loan with a balance of $110,000 is included in non-accrual loans, while one loan relationship with a balance of $977,000 is carried in full accrual status.

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Non-accrual loans: Real Estate loans
Residential	$798	$1,706	$1,136	$440	$1,675
Commercial	342	277	762	6,649	3,921
Construction	—	—	28	—	—
Commercial	—	—	—	43	—
Consumer loans	—	—	—-	—-	4
Total non-accrual loans*	1,140	1,983	1,926	7,132	5,600

Accruing loans which are contractually past-due 90 days or more	—	496	1	—	—

Total non-performing loans	1,140	2,479	1,927	7,132	5,600
Foreclosed real estate	1,115	1,661	5,302	2,847	3,726
Total non-performing assets	$2,255	$4,140	$7,229	$9,979	$9,326
Total non-performing loans to total loans	0.13%	0.32%	0.27%	1.27%	1.12%
Total non-performing loans to total assets	0.10%	0.22%	0.17%	0.95%	0.79%
Total non-performing assets to total assets	0.19%	0.37%	0.65%	1.33%	1.31%

*Includes non-accrual TDRs of $110,000, $144,000, $477,000, $5.7 million, and $2.2 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.  The Company also had $977,000, $996,000, $1.0 million, $1.1 million, and $6.6 million in accruing TDRs, respectively, on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was $1,319,000 (net of a charge-off against the allocation for loan losses of $428,000) and $1,247,000 (net of a charge-off against the allowance for loan losses of $277,000) at December 31, 2018 and 2017, respectively. There were no impaired loans requiring an allowance on December 31, 2018 or 2017. The specific reserve related to impaired loans was $0 for 2018 and 2017. For the years ended December 31, 2018 and 2017, the average recorded investment in these impaired loans was $1,220,000 and $1,232,000, respectively, and the interest income recognized on these impaired loans was $67,000 and $56,000, respectively.  In connection with the Delaware Bancshares acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $2.6 million, which are being carried at their fair value of $748,000.  In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $307,000.

As of December 31, 2018, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans.  Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources.  During 2018, there were no new loan relationships identified as troubled debt restructures.

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

The following table sets forth at the dates indicated the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2018	2017	2016	2015	2014

	(In thousands)
Special mention	$8,000	$9,696	$6,317	$1,837	$1,983
Substandard	6,620	5,536	4,346	9,437	13,344
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$14,620	$15,232	$10,663	$11,274	$15,327

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)

Total loans receivable net of deferred fees	$850,182	$764,092	$713,889	$559,925	$501,135
Average loans receivable	800,957	737,765	626,907	529,989	500,960

Allowance balance at beginning of period	$7,634	$6,463	$7,298	$5,875	$5,708

Charge-offs:
Commercial	(246)	—	(15)	—	—
Real Estate – residential, commercial and construction	(480)	(1,013)	(2,834)	(3,107)	(1,466)
Consumer	(263)	(207)	(102)	(91)	(80)

Total	(989)	(1,220)	(2,951)	(3,198)	(1,546)

Recoveries:
Commercial	8	—	—	—	—
Real Estate – residential, commercial and construction	42	165	21	20	2
Consumer	32	26	45	21	31

Total	82	191	66	41	33

Net Charge-offs	(907)	(1,029)	(2,885)	(3,157)	(1,513)

Provision Expense	1,725	2,200	2,050	4,580	1,680
Allowance balance at end of period	$8,452	$7,634	$6,463	$7,298	$5,875

Allowance for loan losses as a percent of total loans outstanding	0.99%	1.00%	0.91%	1.30%	1.17%

Net loans charged off as a percent of average loans outstanding	0.11%	0.14%	0.46%	0.60%	0.30%

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

	As of December 31,
	2018		2017		2016		2015		2014
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$712	13.0%	$463	12.7%	$307	12.0%	$397	12.7%	$256	8.5%
Real estate – construction	93	2.0	90	2.3	78	2.8	90	3.4	222	3.9
Real estate – residential	1,328	27.7	1,272	30.8	1,092	33.2	1,069	28.9	1,323	31.5
Real estate – commercial	5,455	44.1	5,265	44.9	4,623	44.8	5,506	49.8	3,890	52.2
Consumer	864	13.2	544	9.3	363	7.2	236	5.2	184	3.9
Unallocated	—	—	—	—	—	—	—	—	—	—
Total	$8,452	100.0%	$7,634	100.0%	$6,463	100.0%	$7,298	100.0%	$5,708	100.0%

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

Securities Portfolio. Carrying values of securities, all of which are classified as available-for-sale, at the dates indicated are as follows:

	As of December 31,
	2018	2017	2016
	(in thousands)

U.S. Treasury securities	$—	$1,998	$1,997
State and political subdivisions	97,613	120,478	125,101
Corporate obligations	8,640	9,989	10,112
Mortgage-backed securities – government sponsored entities	137,024	148,656	164,930
Equity securities-financial services	—	—	424
Total Securities	$243,277	$281,121	$302,564
Fair Value of Securities	$243,277	$281,121	$302,564

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2018. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%.  Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)

State and political subdivision	$1,671	3.75%	$13,489	2.10%	$43,454	2.49%	$38,999	3.75%	$97,613	2.96%
Corporate obligations	—	—	8,640	2.35	—	—	—	—	8,640	2.35
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	137,024	2.15	137,024	2.15

Total Investment Securities	$1,671	3.75%	$22,129	2.20%	$43,454	2.49%	$176,023	2.50%	$243,277	2.48%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. The Bank has $9.8 million of brokered deposits through its participation in the Certificate of Deposit Account Registry Service (“CDARS”).  The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, PopMoney® mobile payments and Automated Clearing House (ACH) activity.  The Bank operates twenty-seven automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com.  Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2018		2017		2016
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)

Non-interest bearing demand	$208,222	—%	$200,368	—%	$146,578	—%
Interest-bearing demand	91,782	0.10	89,881	0.07	71,107	0.05
Money Market	142,147	0.26	155,836	0.22	137,266	0.22
Savings	178,203	0.05	189,548	0.05	125,904	0.05
Time	322,768	1.27	293,641	0.98	234,026	0.94

Total	$943,122		$929,274		$714,881

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2018.

Amount
Maturity Period	(in thousands)

Within three months	$57,382
Over three through six months	27,782
Over six through twelve months	61,158
Over twelve months	53,598
$199,920

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

	Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Short-term borrowings:
Average balance during the year	$41,963	$39,170	$41,593
Maximum month-end balance during the year	$53,046	$54,286	$52,672
Average interest rate during the year	0.77%	0.51%	0.31%
Total short-term borrowings at end of the year	$53,046	$42,530	$32,811
Weighted average interest rate at the end of the year	1.27%	0.87%	0.32%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2018, the Bank had $151.2 million of assets under management compared to $157.8 million as of December 31, 2017. The decrease is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities
The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly-owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017.  LPL is a registered broker/dealer and a member of FINRA and the SIPC.  NIC generated gross revenues for the Company of $185,000 and $146,000 in 2018 and 2017, respectively, which is included in Other Income.
WCB Realty Corp., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.
WTRO Properties Inc., a Pennsylvania corporation, is a wholly-owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed.  As of December 31, 2018 and 2017, the outstanding balance of foreclosed properties on which WTRO held title totaled $1,070,000 and $1,564,000, respectively.  Norwood Settlement Services, LLC, a Pennsylvania limited liability company, was established in 2004 to provide title and settlement services to Bank customers and non-customers.  In June 2017, the Bank adopted a plan of dissolution for Norwood Settlement Services, LLC and its existence was terminated on May 29, 2018.

Regulation
Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
Regulation of the Company

General. The Company, as a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”), is subject to regulation and supervision by the Federal Reserve.  The Company is required to file periodic reports of its operations with, and is subject to examination by, the Federal Reserve. This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

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

Regulatory Capital Requirements. The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital adequacy guidelines are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” As directed by EGRRCPA, the Federal Reserve has amended its Small Bank Holding Company Policy Statement to exempt from the regulatory capital requirements bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC.  As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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
The Federal Deposit Insurance Act (“FDIA”), however, prohibits state-chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is significantly restricted by the FDIA.
Interstate Banking.  As a result of the acquisition of Delaware Bancshares, Inc., Wayne Bank now operates branches in Pennsylvania and New York.  Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an insured state bank that establishes a branch in another state may conduct any activity at such branch that is permissible under the laws of its home state to the extent that such activity is permissible either for a bank chartered by the host state or for a branch of an out-of-state national bank in the host state.  The laws of the host state, including laws regarding community reinvestment, consumer protection, fair lending and branching within the host state, apply to any branch of an out-of-state bank to the same extent as such laws apply to a branch of an out-of-state national bank.  The Riegle-Neal Act prohibits out-of-state banks from using their interstate branches primarily for purposes of deposit production.  If a federal banking regulator reasonably determines from available information that an out-of-state bank’s level of lending in a host state is less than half the loan-to-deposit ratio for all banks in the host state, the regulator may order the closure of the out-of-state branches or prohibit the opening of new branches in the host state unless the out-of-state bank has an acceptable plan or can give reasonable assurances that it will reasonably help meet the credit needs of the communities served in the host state.
Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s risk rating.  The assessment base is the institution’s average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks and newly chartered banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets are reduced by goodwill and other intangibles.  Average tangible equity equals Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity is calculated on a weekly basis while smaller institutions may use the quarter-end balance.

Effective July 1, 2016, the FDIC amended its assessment regulations for banks with less than $10 billion in assets to replace the previous four risk categories with updated financial ratios that are designed to better predict the risk of failure of insured institutions.  The amended rules will remain in effect until the reserve ratio of the Deposit Insurance Fund reaches 2.0%.  The amended regulations set a maximum rate that banks rated CAMELS 1 or 2 may be charged and a minimum rate that CAMELS 3, 4 and 5 banks may be charged.  Under the amended rules, the FDIC uses a bank’s weighted average CAMELS component ratings and the following financial measures to determine assessments: Tier 1 leverage ratio; ratio of net income before taxes to total assets; ratio of non-performing loans to gross assets; and ratio of other real estate owned to gross assets.  In addition, assessments take into consideration core deposits to total assets, one-year asset growth and a loan mix index.  The loan mix measures the extent to which a bank’s total assets include higher risk loans.  To calculate the loan mix index, each category of loan in the bank’s portfolio (other than credit card loans) is divided by the bank’s total assets to determine the percentage of assets represented by that loan category.  Each percentage is then multiplied by that loan category’s historical weighted average industry-wide charge-off rate.  The sum of these numbers determines the loan mix index value for that bank.  The amended regulations are intended to be revenue neutral to the FDIC but to shift premium payments to higher risk institutions.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged approximately 0.003% of insured deposits on an annualized basis in fiscal year 2018. These assessments are anticipated to continue until the FICO bonds mature in 2017 through 2019.
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

Under the FDIC’s revised capital adequacy regulations, banks are required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets.  Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets.  Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments.  Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments.  An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.  Pursuant to EGRRCPA, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.

In addition to higher capital requirements, the new capital rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement will be phased in over four years beginning January 1, 2016.  The fully phased-in capital buffer requirement will effectively raise the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

EGRRCPA directs the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject.  Qualifying community banks meeting the community bank

leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules.   A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. Under regulations proposed by the federal banking agencies, a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The proposed regulations would define tangible equity as total bank equity capital less: (i) accumulated other comprehensive income; (ii) intangible assets (other than mortgage servicing assets); and (iii) deferred tax assets (net of related valuation allowances) arising from net operating loss and tax credit carryforwards. Under the proposal, a qualifying community bank must have total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancellable commitments) of 25% of less of total consolidated assets, total trading assets and liabilities of 5% or less of total consolidated assets, mortgage servicing assets of 25% or less of tangible equity and temporary difference deferred tax assets of less than 25% of tangible equity.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2018.

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

Under the proposed community bank leverage ratio regulations, a qualifying community bank would be deemed: well capitalized if it has a community bank leverage ratio greater than 9%; adequately capitalized if its community bank leverage ratio is 7.5% or greater; undercapitalized if its community bank leverage ratio is less than 7.5% and significantly undercapitalized if its community bank leverage ratio is less than 6%. A qualifying community bank will continue to be treated as critically undercapitalized if it has a ratio of tangible equity to total assets of 2% or less.

At December 31, 2018, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular, loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Transactions with non-affiliates may be treated as transactions with an affiliate to the extent that proceeds from the transaction are used to benefit the affiliate. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2018, the Bank’s loans-to-one-borrower limitation was $15.6 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2018, the Bank was in compliance with this requirement.  The FHLB incurred losses in both 2009 and 2010 and suspended the payment of dividends.  However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing.  Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2018, the Bank met its reserve requirements.

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

EGRRCPA amends the definition of banking entity to exclude banks that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and total trading assets that are more than 5% of total consolidated assets and the federal banking agencies have proposed to amend their implementing regulations to incorporate this exclusion.  Since the Bank qualifies for this exclusion, it will no longer be subject to the restrictions of the Volcker Rule.

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.
At December 31, 2018, we had approximately $11.7 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.
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
As of December 31, 2018, our allowance for loan losses was $8,452,000 which represented 0.99% of outstanding loans. At such date, we had 19 nonperforming loans totaling $1.1 million and 6 impaired loans totaling $1.3 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, for public business entities.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.

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
In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2018, approximately 73.8% of our loans had real estate as a primary or secondary component of collateral. In addition, approximately 56.3% of our securities portfolio consisted of mortgage-backed securities issued by Fannie Mae, Freddie Mac or the Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
We may be required to record other-than-temporary impairment charges with respect to our investment securities portfolio and restricted stock.
As of December 31, 2018, we had approximately $243.3 million in investments, including mortgage-backed securities, on which we had unrealized losses of $7.4 million.  In addition, we had $3.9 million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.
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
Changes in the interest rate environment may reduce our profits. We realize income primarily from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, federal economic, monetary and fiscal policies, and general economic conditions.
In order to mitigate the risks from increases in interest rates, we emphasize the origination of loans with variable rates of interest so that loan yields increase with the general level of interest rates.  Since many of the variable-rate loans in our portfolio specify minimum or floor rates of interest that borrowers must pay, however, the effective rates on these loans will not increase until the index rate exceeds the floor rate, which may initially reduce the sensitivity of these loans to increases in general interest rates.  An increase in the general level of interest rates may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. Our ability to maintain a positive net interest spread will also be impacted by the slope of the yield curve. In the event of a flattening of the yield curve in which short-term rates and long-term rates converge, it will be even more difficult to maintain an acceptable interest rate spread between our asset yields and funding costs. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of non-interest-bearing deposits as customers may seek higher yielding products when rates increase.
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

At December 31, 2018, approximately $87.3 million, or 25.3% of our time deposits consisted of deposits from local governments and governmental units which we acquired through competitive bidding.  These time deposits generally consist of short-term certificates of deposit with balances in excess of $250,000 which local governments use in order to obtain a higher return on excess funds. Since these deposits are put out to bid again as each certificate matures, the interest rates on these deposits have the potential to rapidly adjust to market rates. In the event of an increase in market rates, the Bank may need be required to raise the interest rates on these deposits in order to retain them.   In bidding for municipal deposits, the Bank considers its funding needs, its asset/liability management position, rates being paid for comparable funding and anticipated changes in interest rates.  The Bank also considers the amount, if any, of collateral that it will be required to post for the deposit, the overall mix of obligations to the municipality and the extent of the Bank’s total relationship with the municipality.  In the event management does not deem it prudent to pay higher rates for these deposits, the Bank may be required to find a replacement for this form of funding.
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
At December 31, 2018, our lending limit per borrower was approximately $15.6 million, or 15% of our capital plus the allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.
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
The Tax Cuts and Jobs Act could have an unintended impact on our business.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into law.  The Act contains the most extensive changes to the Internal Revenue Code in over 30 years.  Among other things, the Tax Act reduces the federal corporate tax rate from a maximum of 35% to a flat 21%, doubles the standard deduction for individuals, limits the deductibility of state and local income, property and sales taxes by individuals to $10,000 per year, eliminates the deductibility of interest on home equity loans, and eliminates the deductibility of interest on new home mortgages in excess of $750,000 (down from $1.0 million previously).  The Act also eliminates loss carrybacks and limits the deductibility of loss carryforwards to 80% of current-year taxable income.  In addition, the Act phases out the deductibility of FDIC premiums for banks with assets in excess of $10 billion.  The Act allows 100% expensing for all non-real property capital expenditures for five years but limits the deductibility of net interest expense (interest expense minus interest income) to 30% of taxable income for businesses with average annual gross receipts of more than $25 million.

While the Company expects to benefit from the lower federal tax rate in the future, the lower tax rate and other new limits on the recognition of tax loss carryforwards have also reduced the value of existing net operating loss carryforwards and other tax assets which the Company was required to revalue during the 2017 fiscal year. Lower tax rates will also reduce the attractiveness of certain tax-advantaged bank investments such as municipal bonds and bank-owned life insurance.  Various other provisions of the Act could have unanticipated effects on the business of the Company and the Bank.  By reducing the tax advantages of home ownership through its limits on the deductibility of mortgage interest and property taxes and the elimination of the deductibility of interest on home equity loans, the Act could affect demand for housing and residential mortgages in the future.  The higher standard deduction could also impact mortgage financing by reducing the number of taxpayers who itemize deductions and therefore benefit from these deductions.  The lower corporate tax rates and new limits on the deductibility of net interest expense may reduce demand for loans from larger business borrowers and increase competition for lending to smaller business borrowers.
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
As of December 31, 2018, our directors and executive officers beneficially owned approximately 427,097 shares, or approximately 6.6% of our common stock, including options to purchase 87,250 shares, in the aggregate, of our common stock at exercise prices ranging from $16.65 to $32.81 per share (share and per share amounts have been adjusted for the 50% stock dividend declared on August 8, 2017). Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.
We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 10,000,000 shares of common stock of which 6,292,643 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 787,500 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan and the 2014 Equity Incentive Plan, of which 550,681 were issued as of December 31, 2018. As of December 31, 2018, options to purchase a total of 82,850 shares were exercisable and had exercise prices ranging from $16.65 to $32.81.  Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value per share of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-five additional branch offices in Northeastern Pennsylvania and the Southern Tier of New York. The Bank’s total investment in office property and equipment is $27.8 million with a net book value of $13.8 million as of December 31, 2018. The Bank currently operates automated teller machines at all of its facilities. The Bank leases six of its locations with minimum lease commitments of $6.5 million through 2037.  Three of the locations have renewal options.

Item 3. Legal Proceedings

On June 13, 2016, a complaint was filed against Delaware Bancshares, Inc. (“Delaware”) in the Supreme Court of New York, County of Albany, by Northeast Capital & Advisory, Inc. (“Northeast”) alleging that Delaware breached a prior agreement allegedly giving Northeast a right of first refusal on future investment banking services required by Delaware and seeking money damages in excess of $500,000. In its response filed July 27, 2016, Delaware denied the claims of Northeast, and filed a counterclaim for money damages in excess of $1.0 million.  On July 18, 2018, the parties agreed to a settlement of all claims and a dismissal of the action.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Market Information.  Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2018 (the “Annual Report”) and is incorporated herein by reference.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2018.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

October 1 – 31, 2018	-	$-	-	129,500
November 1 – 30, 2018	-	-	-	129,500
December 1 – 31, 2018	475	30.30	475	129,025

Total	475	$30.30	475	129,025

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

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The above-captioned information appears under “Management’s Discussion & Analysis” in the Annual Report and is incorporated herein by reference from the Annual Report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The above-captioned information appears under “Management’s Discussion & Analysis -- Market Risk” in the Annual Report and is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal I -- Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the sections captioned “Executive Compensation and "Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(d)	Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans,(excluding securities reflected in column (a)) *
Equity compensation plans approved by security holders

2006 Stock Option Plan	127,185	$17.84	-
2014 Equity Incentive Plan	116,130	29.26	230,735

Equity compensation plans not approved by security holders	_	_	_

TOTAL	243,315	$23.29	230,735

* Share and per share data adjusted for the 50% stock dividend declared on August 8, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections in the Proxy Statement captioned “Related Party Transactions” and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal II -- Ratification of Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.
The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3. Exhibits

P
No.	Description

3(i)	Articles of Incorporation of Norwood Financial Corp.(1)
3(ii)	Bylaws of Norwood Financial Corp. (2)
4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (5)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6†	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7†	2006 Stock Option Plan (8)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10†	Change in Control Severance Agreement with James F. Burke (10)
10.11†	2014 Equity Incentive Plan, as amended (11)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)
13	Annual Report to Stockholders for the fiscal year ended December 31, 2018
21	Subsidiaries of Norwood Financial Corp.
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101
Interactive Data Files consisting of the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

†	Management contract or compensatory plan or arrangement.
(1)
Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.
(3)	Incorporated herein by reference from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated by reference into this document from Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(8)	Incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from the Exhibits to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(10)	Incorporated herein by reference from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.
Dated: March 14, 2019	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 14, 2019 on behalf of the Registrant and in the capacities indicated.

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