Form 10-Q
period 2019-03-31
NORWOOD FINANCIAL CORP
filed 2019-05-09
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	NWFL	The Nasdaq Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2019
Common stock, par value $0.10 per share	6,288,955

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$13,583	$18,039
Interest-bearing deposits with banks	6,291	309

Cash and cash equivalents	19,874	18,348
Securities available for sale, at fair value	240,621	243,277
Loans receivable	864,198	850,182
Less: Allowance for loan losses	8,349	8,452

Net loans receivable	855,849	841,730
Regulatory stock, at cost	3,132	3,926
Bank premises and equipment, net	14,165	13,846
Bank owned life insurance	38,134	37,932
Accrued interest receivable	4,089	3,776
Foreclosed real estate owned	1,792	1,115
Goodwill	11,331	11,331
Other intangibles	307	336
Other assets	14,301	8,942

TOTAL ASSETS	$1,203,595	$1,184,559

LIABILITIES
Deposits:
Non-interest bearing demand	$206,806	$201,457
Interest-bearing	767,609	745,323

Total deposits	974,415	946,780
Short-term borrowings	37,824	53,046
Other borrowings	47,955	52,284
Accrued interest payable	2,457	1,806
Other liabilities	14,172	8,358

TOTAL LIABILITIES	1,076,823	1,062,274

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share, authorized 5,000,000 shares	—	—
Common stock, $0.10 par value per share, authorized 10,000,000 shares; issued 2019: 6,301,263 shares, 2018: 6,295,113 shares	630	630
Surplus	48,559	48,322
Retained earnings	80,115	78,434
Treasury stock at cost: 2019: 13,807 shares, 2018: 2,470 shares	(455)	(81)
Accumulated other comprehensive loss	(2,077)	(5,020)

TOTAL STOCKHOLDERS’ EQUITY	126,772	122,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,203,595	$1,184,559

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Loans receivable, including fees	$9,970	$8,487
Securities	1,441	1,524
Other	15	18

Total interest income	11,426	10,029

INTEREST EXPENSE
Deposits	1,729	1,029
Short-term borrowings	123	52
Other borrowings	303	141

Total interest expense	2,155	1,222

NET INTEREST INCOME	9,271	8,807
PROVISION FOR LOAN LOSSES	450	550

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,821	8,257

OTHER INCOME
Service charges and fees	1,031	980
Income from fiduciary activities	142	137
Net realized gains on sales of securities	—	142
Gain on sale of loans, net	42	—
Earnings and proceeds on bank owned life insurance	202	273
Other	143	162

Total other income	1,560	1,694

OTHER EXPENSES
Salaries and employee benefits	3,649	3,462
Occupancy, furniture & equipment, net	924	892
Data processing and related operations	448	319
Taxes, other than income	161	175
Professional fees	250	230
Federal Deposit Insurance Corporation insurance	71	92
Foreclosed real estate	23	(19)
Amortization of intangibles	29	34
Other	1,093	1,063

Total other expenses	6,648	6,248

INCOME BEFORE INCOME TAXES	3,733	3,703
INCOME TAX EXPENSE	543	574

NET INCOME	$3,190	$3,129

BASIC EARNINGS PER SHARE	$0.51	$0.50

DILUTED EARNINGS PER SHARE	$0.51	$0.50

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$3,190	$3,129

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	3,725	(4,490)
Tax effect	(782)	942
Reclassification of investment securities gains recognized in net income	—	(142)
Tax effect	—	30

Other comprehensive income (loss)	2,943	(3,660)

Comprehensive Income (Loss)	$6,133	$(531)

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2019 and 2018

(dollars in thousands, except share and per share data)

			Surplus	Retained Earnings			Accumulated Other Comprehensive Loss	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	—	—	—	3,190	—	—	—	3,190
Other comprehensive income	—	—	—	—	—	—	2,943	2,943
Cash dividends declared ($0.24 per share)	—	—	—	(1,509)	—	—	—	(1,509)
Compensation expense related to restricted stock	—	—	72	—	—	—	—	72
Acquisition of treasury stock	—	—	—	—	11,337	(374)	—	(374)
Stock options exercised	6,150	—	113	—	—	—	—	113
Compensation expense related to stock options	—	—	52	—	—	—	—	52

Balance, March 31, 2019	6,301,263	$630	$48,559	$80,115	13,807	$(455)	$(2,077)	$126,772

			Surplus	Retained Earnings			Accumulated Other Comprehensive Loss	Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	—	—	—	3,129	—	—	—	3,129
Other comprehensive loss	—	—	—	—	—	—	(3,660)	(3,660)
Cash dividends declared ($0.22 per share)	—	—	—	(1,376)	—	—	—	(1,376)
Compensation expense related to restricted stock	—	—	51	—	—	—	—	51
Acquisition of treasury stock	—	—	—	—	5,446	(179)	—	(179)
Stock options exercised	1,500	—	7	—	(2,325)	68	—	75
Compensation expense related to stock options	—	—	59	—	—	—	—	59

Balance, March 31, 2018	6,257,563	$626	$47,548	$72,179	5,729	$(188)	$(6,327)	$113,838

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,190	$3,129
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	450	550
Depreciation	241	216
Amortization of intangible assets	29	34
Deferred income taxes	(40)	(127)
Net amortization of securities premiums and discounts	371	463
Net realized gain on sales of securities	—	(142)
Earnings and proceeds on life insurance policies	(202)	(273)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned	(8)	(47)
Net gain on sale of loans	(42)	—
Mortgage loans originated for sale	(732)	—
Proceeds from sale of loans originated for sale	758	—
Compensation expense related to stock options	52	59
Compensation expense related to restricted stock	72	51
(Increase) decrease in accrued interest receivable	(313)	29
Increase in accrued interest payable	651	22
Other, net	(201)	(1,920)

Net cash provided by operating activities	4,276	2,044

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	327	10,761
Proceeds from maturities and principal reductions on mortgage-backed securities	5,684	7,724
Purchases	—	(8,179)
Purchase of regulatory stock	(1,112)	(765)
Redemption of regulatory stock	1,906	1,725
Net increase in loans	(15,352)	(11,925)
Purchase of premises and equipment	(560)	(160)
Proceeds from sales of foreclosed real estate owned	44	412

Net cash used in investing activities	(9,063)	(407)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,635	10,765
Net decrease in short-term borrowings	(15,222)	(12,625)
Repayments of other borrowings	(4,329)	(2,852)
Stock options exercised	113	75
Purchase of treasury stock	(374)	(179)
Cash dividends paid	(1,510)	(1,376)

Net cash provided by (used in) financing activities	6,313	(6,192)

Increase (decrease) in cash and cash equivalents	1,526	(4,555)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,348	16,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,874	$12,142

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,504	$1,200
Income taxes paid, net of refunds	$46	$19
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$822	$203
Cash dividends declared	$1,509	$1,376
Investment maturity receivable	$—	$2,009

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.    Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future interim period.

2.    Revenue Recognition

Management has determined that the primary sources of revenue emanating from interest income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, and fees from financial guarantees are not within the scope of ASC 606. As a result, no changes were made during the period related to those sources of revenue.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

(dollars in thousands)

Noninterest Income	2019	2018
In-scope of Topic 606:
Service charges on deposit accounts	$67	$65
ATM fees	90	96
Overdraft fees	351	384
Safe deposit box rental	26	30
Loan related service fees	129	80
Debit card fees	326	295
Fiduciary activities	142	137
Commissions on mutual funds and annuities	55	43
Other income	115	139

Noninterest Income (in-scope of Topic 606)	1,301	1,269

Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	142
Loan servicing fees	15	10
Gains on sales of loans	42	—
Earnings on and proceeds from bank-owned life insurance	202	273

Noninterest Income (out-of-scope of Topic 606)	259	425

Total Noninterest Income	$1,560	$1,694

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding	6,293	6,256
Less: Unvested restricted shares	(34)	(31)

Basic EPS weighted average shares outstanding	6,259	6,225

Basic EPS weighted average shares outstanding	6,259	6,225
Add: Dilutive effect of stock options and restricted shares	50	54

Diluted EPS weighted average shares outstanding	6,309	6,279

As of March 31, 2019, there were 60,650 stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $30.84 per share on March 31, 2019.

As of March 31, 2018, there were 34,000 stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $30.09 per share on March 31, 2018.

4.    Stock-Based Compensation

No awards were granted during the three-month period ending March 31, 2019. As of March 31, 2019, there was $156,000 of total unrecognized compensation cost related to non-vested options granted in 2018 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2019. Compensation costs related to stock options amounted to $52,000 and $59,000 during the three-month periods ended March 31, 2019 and 2018, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2019 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	208,700	$22.54	5.9 Yrs.	$2,183
Granted	—	—	—	—
Exercised	(6,150)	18.31	4.7 Yrs.	113
Forfeited	—	—	—	—

Outstanding at March 31, 2019	202,550	$22.67	5.7 Yrs.	$1,761

Exercisable at March 31, 2019	173,650	$21.06	5.0 Yrs.	$1,761

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The stock price was $30.84 per share as of March 31, 2019 and $33.00 per share as of December 31, 2018.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2019 and 2018 is as follows:

	2019		2018
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested, January 1,	34,615	$27.82	30,415	$24.46
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 31,	34,615	$27.82	30,415	$24.46

The expected future compensation expense relating to the 34,615 shares of non-vested restricted stock outstanding as of March 31, 2019 is $891,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $72,000 and $51,000 during the three-month periods ended March 31, 2019 and 2018, respectively.

5.    Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months ended March 31, 2019 and 2018:

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive income before reclassification	2,943
Amount reclassified from accumulated other comprehensive loss	—

Total other comprehensive income	2,943

Balance as of March 31, 2019	$(2,077)

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(3,548)
Amount reclassified from accumulated other comprehensive loss	(112)

Total other comprehensive loss	(3,660)

Balance as of March 31, 2018	$(6,327)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands) for the three months ended March 31, 2019 and 2018:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in Consolidated Statements of Income
	Three months ended March 31,
	2019	2018
Unrealized gains on available for sale securities	$—	$142	Net realized gains on sales of securities
	—	(30)	Income tax expense

	$—	$112

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2019	2018
Commitments to grant loans	$40,322	$46,792
Unfunded commitments under lines of credit	77,573	63,135
Standby letters of credit	4,183	5,919

	$122,078	$115,846

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2019 for guarantees under standby letters of credit issued is not material.

7.    Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$97,955	$726	$(488)	$98,193
Corporate obligations	8,854	—	(107)	8,747
Mortgage-backed securities-government sponsored entities	137,121	52	(3,492)	133,681

Total debt securities	$243,930	$778	$(4,087)	$240,621

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$99,218	$385	$(1,990)	$97,613
Corporate obligations	8,896	—	(256)	8,640
Mortgage-backed securities-government sponsored entities	142,197	25	(5,198)	137,024

Total debt securities	$250,311	$410	$(7,444)	$243,277

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$773	$(11)	$52,523	$(477)	$53,296	$(488)
Corporate obligations	—	—	8,747	(107)	8,747	(107)
Mortgage-backed securities-government sponsored entities	1,747	(2)	120,061	(3,490)	121,808	(3,492)

	$2,520	$(13)	$181,331	$(4,074)	$183,851	$(4,087)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$19,140	$(390)	$56,740	$(1,600)	$75,880	$(1,990)
Corporate obligations	2,045	(21)	6,595	(235)	8,640	(256)
Mortgage-backed securities-government sponsored entities	8,444	(22)	122,950	(5,176)	131,394	(5,198)

	$29,629	$(433)	$186,285	$(7,011)	$215,914	$(7,444)

At March 31, 2019, the Company had two debt securities in an unrealized loss position in the less than twelve months category and 183 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2019. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,689	$2,689
Due after one year through five years	21,030	20,874
Due after five years through ten years	45,176	44,948
Due after ten years	37,914	38,429

	106,809	106,940
Mortgage-backed securities-government sponsored entities	137,121	133,681

	$243,930	$240,621

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross realized gains	$—	$142
Gross realized losses	—	—

Net realized gain	$—	$142

Proceeds from sales of securities	$327	$10,761

Securities with a carrying value of $196,137,000 and $216,435,000 at March 31, 2019 and 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.    Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2019		December 31, 2018
Real Estate Loans:
Residential	$231,954	26.8%	$235,523	27.7%
Commercial	373,276	43.2	374,790	44.1
Construction	18,604	2.2	17,445	2.0
Commercial, financial and agricultural	118,535	13.7	110,542	13.0
Consumer loans to individuals	121,945	14.1	112,002	13.2

Total loans	864,314	100.0%	850,302	100.0%

Deferred fees, net	(116)		(120)

Total loans receivable	864,198		850,182
Allowance for loan losses	(8,349)		(8,452)

Net loans receivable	$855,849		$841,730

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2019	December 31, 2018
Outstanding Balance	$985	$1,055
Carrying Amount	$829	$886

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2019 and December 31, 2018, foreclosed real estate owned totaled $1,792,000 and $1,115,000 respectively. During the three months ended March 31, 2019, the Company acquired three properties via deed-in-lieu transactions with an aggregate carrying value of $680,000 and foreclosed on one commercial property with a carrying value of $32,000, and disposed of one property with a carrying value of $36,000 through the sale of the property. As of March 31, 2019, the Company has initiated formal foreclosure proceedings on two properties classified as consumer residential mortgages with an aggregate carrying value of $221,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
March 31, 2019	(In thousands)
Individually evaluated for impairment	$—	$451	$—	$—	$—	$451
Loans acquired with deteriorated credit quality	581	248	—	—	—	829
Collectively evaluated for impairment	231,373	372,577	18,604	118,535	121,945	863,034

Total Loans	$231,954	$373,276	$18,604	$118,535	$121,945	$864,314

	Real Estate Loans
	Residential	Commercial	Construction	Commercial Loans	Consumer Loans	Total
	(In thousands)
December 31, 2018
Individually evaluated for impairment	$—	$1,319	$—	$—	$—	$1,319
Loans acquired with deteriorated credit quality	630	256	—	—	—	886
Collectively evaluated for impairment	234,893	373,215	17,445	110,542	112,002	848,097

Total Loans	$235,523	$374,790	$17,445	$110,542	$112,002	$850,302

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
March 31, 2019	(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$451	$702	$—

Subtotal	451	702	—

Total:
Real Estate Loans:
Commercial	451	702	—

Total Impaired Loans	$451	$702	$—

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
December 31, 2018	(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,319	$1,747	$—

Subtotal	1,319	1,747	—

Total:
Real Estate Loans:
Commercial	1,319	1,747	—

Total Impaired Loans	$1,319	$1,747	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended March 31, 2019 and 2018, respectively (in thousands):

	Average Recorded Investment		Interest Income Recognized
	2019	2018	2019	2018
Real Estate Loans:
Residential	$—	$23	$—	$—
Commercial	885	1,219	—	14

Total	$885	$1,242	$—	$14

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of March 31, 2019 and December 31, 2018, troubled debt restructured loans totaled $107,000 and $1.1 million, respectively, with no specific reserve. For the three-month period ended March 31, 2019, there were no new loans identified as troubled debt restructurings. During 2019, the Company recognized a loss of $451,000 on a loan that was previously identified as a troubled debt restructuring. The loan was transferred to foreclosed real estate during the first quarter of 2019 with a carrying value of $608,000.

For the three-month period ended March 31, 2018, there were no new loans identified as troubled debt restructurings nor did the Company recognize any write-down on loans that were previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of March 31, 2019 and December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
March 31, 2019
Commercial real estate loans	$359,791	$8,118	$5,367	$—	$373,276
Commercial loans	118,294	—	241	—	118,535

Total	$478,085	$8,118	$5,608	$—	$491,811

	Pass	Special Mention	Substandard	Doubtful or Loss	Total
December 31, 2018
Commercial real estate loans	$360,838	$7,918	$6,034	$—	$374,790
Commercial loans	109,966	82	494	—	110,542

Total	$470,804	$8,000	$6,528	$—	$485,332

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2019 and December 31, 2018 (in thousands):

	Performing	Nonperforming	Total
March 31, 2019
Residential real estate loans	$231,358	$596	$231,954
Construction	18,604	—	18,604
Consumer loans	121,927	18	121,945

Total	$371,889	$614	$372,503

	Performing	Nonperforming	Total
December 31, 2018
Residential real estate loans	$234,725	$798	$235,523
Construction	17,445	—	17,445
Consumer loans	112,002	—	112,002

Total	$364,172	$798	$364,970

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2019 and December 31, 2018 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2019
Real Estate loans
Residential	$230,696	$598	$64	$—	$596	$1,258	$231,954
Commercial	370,808	445	1,572	—	451	2,468	373,276
Construction	18,604	—	—	—	—	—	18,604
Commercial loans	118,242	1	260	—	32	293	118,535
Consumer loans	121,736	185	6	—	18	209	121,945

Total	$860,086	$1,229	$1,902	$—	$1,097	$4,228	$864,314

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2018
Real Estate loans
Residential	$234,201	$373	$151	$—	$798	$1,322	$235,523
Commercial	372,617	1,043	788	—	342	2,173	374,790
Construction	17,445	—	—	—	—	—	17,445
Commercial loans	110,191	320	31	—	—	351	110,542
Consumer loans	111,796	171	35	—	—	206	112,002

Total	$846,250	$1,907	$1,005	$—	$1,140	$4,052	$850,302

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of March 31, 2019, the allocation of the allowance pertaining to commercial real estate loans is slightly lower than the allocation as of December 31, 2018. This decrease is due to a reduction in the quantitative factor for historical losses which decreased from 0.42% as of December 31, 2018 to 0.22% at March 31, 2019.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(65)	(469)	—	(1)	(63)	(598)
Recoveries	11	10	—	10	14	45
Provision for loan losses	181	(49)	15	90	213	450

Ending balance, March 31, 2019	$1,455	$4,947	$108	$811	$1,028	$8,349

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,455	$4,947	$108	$811	$1,028	$8,349

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(51)	—	—	—	(48)	(99)
Recoveries	1	6	—	—	7	14
Provision for loan losses	303	(142)	30	175	184	550

Ending balance, March 31, 2018	$1,525	$5,129	$120	$638	$687	$8,099

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,525	$5,129	$120	$638	$687	$8,099

The Company’s primary business activity as of March 31, 2019 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2019, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $73.4 million of loans outstanding, or 8.5% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $59.1 million, or 6.8% of loans outstanding. During 2019, the Company did not recognize any charge offs in the named concentrations.

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 14 of the Company’s 2018 Form 10-K. In accordance with ASU 2016-01, the fair value of loans, excluding previously presented impaired loans measured at fair value on a non-recurring basis, is estimated using discounted cash flow analyses. The discount rates used to determine fair value use interest rate spreads that reflect factors such as liquidity, credit and nonperformance risk. Loans are considered a Level 3 classification.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

	Fair Value Measurement Using Reporting Date
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2019
Available for Sale:
States and political subdivisions	$98,193	$—	$98,193	$—
Corporate obligations	8,747	—	8,747	—
Mortgage-backed securities-government sponsored entities	133,681	—	133,681	—

Total	$240,621	$—	$240,621	$—

Description	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Available for Sale:
States and political subdivisions	$97,613	$—	$97,613	$—
Corporate obligations	8,640	—	8,640	—
Mortgage-backed securities-government sponsored entities	137,024	—	137,024	—

Total	$243,277	$—	$243,277	$—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2019 and December 31, 2018 are as follows:

	Fair Value Measurement Using Reporting Date
(In thousands) Description	Total	Level 1	Level 2	Level 3
March 31, 2019
Impaired Loans	$451	$—	$—	$451
Foreclosed Real Estate Owned	1,792	—	—	1,792

December 31, 2018
Impaired Loans	$1,319	$—	$—	$1,319
Foreclosed Real Estate Owned	1,115	—	—	1,115

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2019, the fair value investment in impaired loans totaled $451,000 which included four loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of March 31, 2019, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $251,000 over the life of the loans.

As of December 31, 2018, the fair value investment in impaired loans totaled $1,319,000 which included six loans which did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of December 31, 2018, the Company had recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $428,000 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2019
Impaired loans	$344	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-57.58% (18.93%)
Impaired loans	$107	Present value of future cash flows	Loan discount rate	4.00% (4.00%)
Foreclosed real estate owned	$1,792	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-68.75% (9.25%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$232	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-81.54% (56.06%)
Impaired loans	$1,087	Present value of future cash flows	Loan discount rate	4.00-6.00% (5.80%)
Foreclosed real estate owned	$1,115	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-85.71% (7.80%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2019 and December 31, 2018. (In thousands)

	Fair Value Measurements at March 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$19,874	$19,874	$19,874	$—	$—
Loans receivable, net	855,849	861,129	—	—	861,129
Mortgage servicing rights	176	220	—	—	220
Regulatory stock (1)	3,132	3,132	3,132	—	—
Bank owned life insurance (1)	38,134	38,134	38,134	—	—
Accrued interest receivable (1)	4,089	4,089	4,089	—	—

Financial liabilities:
Deposits	974,415	973,011	611,162	—	361,849
Short-term borrowings (1)	37,824	37,824	37,824	—	—
Other borrowings	47,955	47,977	—	—	47,977
Accrued interest payable (1)	2,457	2,457	2,457	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$18,348	$18,348	$18,348	$—	$—
Loans receivable, net	841,730	840,134	—	—	840,134
Mortgage servicing rights	178	220	—	—	220
Regulatory stock (1)	3,926	3,926	3,926	—	—
Bank owned life insurance (1)	37,932	37,932	37,932	—	—
Accrued interest receivable (1)	3,776	3,776	3,776	—	—

Financial liabilities:
Deposits	946,780	945,773	601,604	—	344,169
Short-term borrowings (1)	53,046	53,046	53,046	—	—
Other borrowings	52,284	52,043	—	—	52,043
Accrued interest payable (1)	1,806	1,806	1,806	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1)	This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.     New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) – Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842)- Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recorded recognized a right-of-use assets and related lease liabilities totaling $5.3 million each, which are recorded in other assets and other liabilities, respectively.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission

(SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update did not have a significant impact on the Company’s financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, represents changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. This Update did not have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This Update is intended to improve financial reporting for insurance companies that issue long-duration contracts, such as life insurance, disability income, long-term care, and annuities, by requiring updated assumptions for liability measurement, standardizing the liability discount rate, simplifying and improving the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts by requiring those benefits to be measured at fair value instead of using two different measurement models, simplifying the amortization of deferred acquisition costs, and increasing transparency by improving the effectiveness of disclosures. This Update is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In October, 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810), which made improvements in 1) applying the variable interest entity (VIE) guidance to private companies under common control and 2) considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. Under the amendments in this Update, a private company may elect not to apply VIE guidance to legal entities under common control (including common control leasing arrangements) if both the parent and the legal entity being evaluated for consolidation are not public business entities. In addition, indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In November, 2018, the FASB issued ASU 018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years. The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

•	possible future impairment of intangible assets

•	our ability to effectively manage future growth

•	loan losses in excess of our allowance

•	risks inherent in commercial lending

•	real estate collateral which is subject to declines in value

•	potential other-than-temporary impairments

•	soundness of other financial institutions

•	interest rate risks

•	potential liquidity risk

•	deposits acquired through competitive bidding

•	availability of capital

•	regional economic factors

•	loss of senior officers

•	comparatively low legal lending limits

•	risks of new capital requirements

•	potential impact of Tax Cuts and Jobs Act

•	limited market for the Company’s stock

•	restrictions on ability to pay dividends

•	common stock may lose value

•	insider ownership

•	issuing additional shares may dilute ownership

•	competitive environment

•	certain anti-takeover provisions

•	extensive and complex governmental regulation and associate cost

•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2018 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at March 31, 2019 and December 31, 2018 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of March 31, 2019 were $1.204 billion compared to $1.185 billion as of December 31, 2018. The increase reflects growth in loans which were funded by an increase in deposits and cash flows from securities.

Securities

The fair value of securities available for sale as of March 31, 2019 was $240.6 million compared to $243.3 million as of December 31, 2018. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$98,193	40.8%	$97,613	40.1%
Corporate obligations	8,747	3.6	8,640	3.6
Mortgage-backed securities-government sponsored entities	133,681	55.6	137,024	56.3

Total	$240,621	100.0%	$243,277	100.0%

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

Loans

Loans receivable totaled $864.2 million at March 31, 2019 compared to $850.2 million as of December 31, 2018. The increase in loans receivable includes a $7.5 million increase in retail loans and a $6.5 million increase in commercial loans.

The allowance for loan losses totaled $8,349,000 as of March 31, 2019 and represented 0.97% of total loans outstanding, compared to $8,452,000, or 0.99% of total loans, at December 31, 2018. The Company had net charge-offs for the three months ended March 31, 2019 of $553,000 compared to $85,000 in the corresponding period in 2018. The increase in charge-offs was due to one commercial credit which was written down by $451,000 and subsequently transferred to foreclosed real estate. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. Management considers the allowance adequate at March 31, 2019 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2019, non-performing loans totaled $1.1 million, or 0.13% of total loans compared to $1.1 million, or 0.13%, of total loans at December 31, 2018. At March 31, 2019, non-performing assets totaled $2.9 million, or 0.24%, of total assets compared to $2.3 million, or 0.19%, of total assets at December 31, 2018.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$596	$798
Commercial	451	342
Construction	—	—
Commercial, financial and agricultural	32	—
Consumer loans to individuals	18	—

Total non-accrual loans *	1,097	1,140
Accruing loans which are contractually past due 90 days or more	—	—

Total non-performing loans	1,097	1,140
Foreclosed real estate	1,792	1,115

Total non-performing assets	$2,889	$2,255

Allowance for loans losses	$8,349	$8,452
Coverage of non-performing loans	761.08%	741.40%
Non-performing loans to total loans	0.13%	0.13%
Non-performing loans to total assets	0.09%	0.10%
Non-performing assets to total assets	0.24%	0.19%

*	Includes non-accrual TDRs of $107,000 as of March 31, 2019 and $110,000 on December 31, 2018. There were no accruing TDRs on March 31, 2019 and $977,000 of accruing TDRs as of December 31, 2018.

Deposits

During the three-month period ending March 31, 2019, total deposits increased $27.6 million due primarily to an $18.1 million increase in time deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $9.5 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2019	December 31, 2018
Non-interest bearing demand	$206,806	$201,457
Interest-bearing demand	92,067	88,917
Money market deposit accounts	135,293	137,636
Savings	176,996	173,593
Time deposits <$100,000	145,767	145,343
Time deposits >$100,000	217,486	199,834

Total	$974,415	$946,780

Borrowings

Other borrowings as of March 31, 2019 totaled $48.0 million compared to $52.3 million as of December 31, 2018. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $15.2 million due to a $15.6 million reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)
	March 31, 2019	December 31, 2018
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2019 at 1.393%	$—	$423
Term fixed rate borrowing due August 2019 at 1.606%	10,000	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	2,570	3,079
Amortizing fixed rate borrowing due July 2020 at 2.77%	6,728	7,962
Amortizing fixed rate borrowing due December 2020 at 1.706%	1,799	2,051
Amortizing fixed rate borrowing due December 2020 at 3.06%	4,392	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	2,661	2,877
Amortizing fixed rate borrowing due October 2022 at 1.88%	5,809	6,200
Amortizing fixed rate borrowing due October 2023 at 3.24%	9,227	9,692
Amortizing fixed rate borrowing due December 2023 at 3.22%	4,769	5,000

	$47,955	$52,284

Stockholders’ Equity and Capital Ratios

As of March 31, 2019, stockholders’ equity totaled $126.8 million, compared to $122.3 million as of December 31, 2018. The net change in stockholders’ equity included $3.2 million of net income that was partially offset by $1.5 million of dividends declared. In addition, total equity increased $2.9 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2019	December 31, 2018
Tier 1 Capital
(To average assets)	9.81%	9.82%
Tier 1 Capital
(To risk-weighted assets)	12.92%	13.04%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.92%	13.04%
Total Capital
(To risk-weighted assets)	13.85%	14.00%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2019.

Liquidity

As of March 31, 2019, the Company had cash and cash equivalents of $19.9 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $240.6 million which could be used for liquidity needs. This totals $260.5 million of liquidity and represents 21.6% of total assets compared to $261.6 million and 22.1% of total assets as of December 31, 2018. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2019 and December 31, 2018. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2019. There were no borrowings under this line as of March 31, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of March 31, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of March 31, 2019 and December 31, 2018.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $411,912,000 as of March 31, 2019, of which $47,955,000 and $67,873,000 was outstanding at March 31, 2019 and December 31, 2018, respectively. Additionally, as of March 31, 2019, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $45.0 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $45,000,000 outstanding in the form of Letters of Credit as of December 31, 2018. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on page 38. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended March 31,
	2019			2018
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,389	$15	2.51%	$4,452	$18	1.62%
Securities available for sale:
Taxable	156,224	874	2.24	170,513	867	2.03
Tax-exempt (1)	94,883	718	3.03	108,613	832	3.06

Total securities available for sale (1)	251,107	1,592	2.54	279,126	1,699	2.43
Loans receivable (1) (4) (5)	857,438	10,084	4.70	767,481	8,588	4.48

Total interest-earning assets	1,110,934	11,691	4.21	1,051,059	10,305	3.92
Non-interest earning assets:
Cash and due from banks	14,024			13,779
Allowance for loan losses	(8,614)			(7,877)
Other assets	74,910			68,977

Total non-interest earning assets	80,320			74,879

Total Assets	$1,191,254			$1,125,938

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$225,813	$147	0.26	$235,431	$112	0.19
Savings	172,863	24	0.06	173,460	21	0.05
Time	359,168	1,558	1.74	325,012	896	1.10

Total interest-bearing deposits	757,844	1,729	0.91	733,903	1,029	0.56
Short-term borrowings	45,400	123	1.08	32,962	52	0.63
Other borrowings	49,939	303	2.43	34,360	141	1.64

Total interest-bearing liabilities	853,183	2,155	1.01	801,225	1,222	0.61
Non-interest bearing liabilities:
Demand deposits	200,273			200,786
Other liabilities	13,052			8,607

Total non-interest bearing liabilities	213,325			209,393
Stockholders’ equity	124,746			115,320

Total Liabilities and Stockholders’ Equity	$1,191,254			$1,125,938

Net interest income/spread (tax equivalent basis)		9,536	3.20%		9,083	3.31%

Tax-equivalent basis adjustment		(265)			(276)

Net interest income		$9,271			$8,807

Net interest margin (tax equivalent basis)			3.43%			3.46%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Three months ended March 31, 2019 Compared to Three months ended March 31, 2018 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(9)	$6	$(3)
Securities available for sale:
Taxable	(78)	85	7
Tax-exempt securities	(107)	(7)	(114)

Total securities	(185)	78	(107)
Loans receivable	1,034	462	1,496

Total interest-earning assets	840	546	1,386

Interest-bearing liabilities:
Interest-bearing demand and money market	(6)	41	35
Savings	—	3	3
Time	136	526	662

Total interest-bearing deposits	130	570	700
Short-term borrowings	29	42	71
Other borrowings	79	83	162

Total interest-bearing liabilities	238	695	933

Net interest income (tax-equivalent basis)	$602	$(149)	$453

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2019 to March 31, 2018

General

For the three months ended March 31, 2019, net income totaled $3,190,000 compared to $3,129,000 earned in the similar period in 2018. The increase in net income for the three months ended March 31, 2019 was due primarily to a $464,000 improvement in net interest income. Earnings per share for the current period were $0.51 per share for basic shares and fully diluted shares compared to $0.50 per share for basic and fully diluted shares for the three months ended March 31, 2018. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2019 were 1.09% and 10.37%, respectively, compared to 1.13% and 11.00%, respectively, for the similar period in 2018.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2019 to March 31, 2018
Net income three months ended March 31, 2018	$3,129
Change due to:
Net interest income	464
Provision for loan losses	100
Net gains on sales	(100)
Other income	(34)
Salaries and employee benefits	(187)
Occupancy, furniture and equipment	(32)
Foreclosed real estate	(42)
All other expenses	(139)
Income tax expense	31

Net income three months ended March 31, 2019	$3,190

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2019 totaled $9,536,000 which was $453,000 higher than the comparable period in 2018. The increase in net interest income was due primarily to a $1,496,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $107,000 decrease in securities income. The fte net interest spread and net interest margin were 3.20% and 3.43%, respectively, for the three months ended March 31, 2019 compared to 3.31% and 3.46%, respectively, for the similar period in 2018. The decrease in the net interest spread and margin reflects the increased cost of funding.

Interest income (fte) totaled $11,691,000 with a yield on average earning assets of 4.21% compared to $10,305,000 and 3.92% for the 2018 period. Average loans increased $90.0 million over the comparable period of last year, while average securities decreased $28.0 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.111 billion for the three months ended March 31, 2019, an increase of $59.9 million over the average for the similar period in 2018.

Interest expense for the three months ended March 31, 2019 totaled $2,155,000 at an average cost of 1.01% compared to $1,222,000 and 0.61% for the similar period in 2018. The increase in average cost reflects the rising rates on borrowed funds and certificates of deposit. The average cost of time deposits, which is the most significant component of funding, increased to 1.74% from 1.10% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2019 was $450,000 compared to $550,000 for the three months ended March 31, 2018. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $553,000 for the quarter ended March 31, 2019 compared to $85,000 for the similar period in 2018. The increase in charge-offs was due to one commercial credit which was written down by $451,000 in the current period.

Other Income

Other income totaled $1,560,000 for the three months ended March 31, 2019 compared to $1,694,000 for the similar period in 2018. The decrease was due primarily to a $100,000 decrease in net gains from sales of loans and securities reflecting to reduced opportunities. All other items included in other income declined $34,000, net.

Other Expense

Other expense for the three months ended March 31, 2019 totaled $6,648,000 which was $400,000 higher than the same period of 2018 due primarily to a $187,000 increase in salaries and benefits expenses and a $129,000 increase in data processing costs. All other operating expenses increased $84,000, net.

Income Tax Expense

Income tax expense totaled $543,000 for an effective tax rate of 14.6% for the period ending March 31, 2019 compared to $574,000 for an effective tax rate of 15.5% for the similar period in 2018. The decrease in tax expense and the effective tax rate reflects an increase in the level of tax-exempt income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2019, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2019, the Company had a positive 90-day interest sensitivity gap of $19.8 million or 1.6% of total assets, compared to the $18.7 million negative gap, or (1.6)% of total assets, as of December 31, 2018. Rate-sensitive assets repricing within 90 days increased $5.6 million due primarily to a $6.0 million increase in overnight liquidity. Rate-sensitive liabilities repricing within 90 days decreased $32.8 million since year end due to a $17.4 million decrease in time deposits repricing and a $16.1 million decrease in borrowings. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield on interest-earning assets could increase faster than the cost of interest-bearing liabilities in the 90-day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2019

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$6,291	$—	$—	$—	$6,291
Securities	6,326	22,658	55,897	155,740	240,621
Loans Receivable	135,399	161,234	281,276	286,289	864,198

Total RSA	$148,016	$183,892	$337,173	$442,029	$1,111,110

Non-maturity interest-bearing deposits	$60,251	$59,672	$157,749	$126,684	$404,356
Time Deposits	56,233	171,053	100,748	35,219	363,253
Borrowings	11,781	35,577	32,382	6,039	85,779

Total RSL	$128,265	$266,302	$290,879	$167,942	$853,388

Interest Sensitivity Gap	$19,751	$(82,410)	$46,294	$274,087	$257,722
Cumulative Gap	19,751	(62,659)	(16,365)	257,722
RSA/RSL-cumulative	115.4%	84.1%	97.6%	130.2%

December 31, 2018

Interest Sensitivity Gap	$(18,749)	$(60,791)	$18,852	$303,804	$243,116
Cumulative Gap	(18,749)	(79,540)	(60,688)	243,116
RSA/RSL-cumulative	88.4%	79.8%	91.1%	128.6%

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2019.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2019	—	$—	—	129,500
February 1 – 28, 2019	—	—	—	129,500
March 1 – 31, 2019	—	—	—	129,500

Total	—	$—	—	129,500

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description

3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp.

3(ii)	Bylaws of Norwood Financial Corp. (2)

4.0	Specimen Stock Certificate of Norwood Financial Corp. (1)

10.1	Employment Agreement with Lewis J. Critelli (3)

10.2	Change in Control Severance Agreement with William S. Lance(3)

10.3	Change in Control Severance Agreement with Robert J. Mancuso(4)

10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)

10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)

10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)

10.7	2006 Stock Option Plan (8)

10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)

10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)

10.10	Change In Control Severance Agreement with James F. Burke(10)

10.11	2014 Equity Incentive Plan, as amended(11)

10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)

10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)

10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)

10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)

10.16	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)

10.17	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)

10.18	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101	Interactive Data Files consisting of the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(footnotes on next page)

(1)

Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.
(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.
(5)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.
(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.
(10)	Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: May 9, 2019	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and Chief Financial Officer (Principal Financial Officer)