Form 10-Q
period 2019-06-30
NORWOOD FINANCIAL CORP
filed 2019-08-08
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐    Yes    ☒    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2019
Common stock, par value $0.10 per share	6,292,106

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$14,207	$18,039
Interest-bearing deposits with banks	4,265	309

Cash and cash equivalents	18,472	18,348
Securities available for sale, at fair value	238,083	243,277
Loans receivable	887,673	850,182
Less: Allowance for loan losses	8,228	8,452

Net loans receivable	879,445	841,730
Regulatory stock, at cost	3,155	3,926
Bank premises and equipment, net	13,880	13,846
Bank owned life insurance	38,340	37,932
Accrued interest receivable	3,979	3,776
Foreclosed real estate owned	1,677	1,115
Goodwill	11,331	11,331
Other intangibles	280	336
Other assets	13,886	8,942

TOTAL ASSETS	$1,222,528	$1,184,559

LIABILITIES
Deposits:
Non-interest bearing demand	$221,764	$201,457
Interest-bearing	759,460	745,323

Total deposits	981,224	946,780
Short-term borrowings	48,094	53,046
Other borrowings	44,024	52,284
Accrued interest payable	3,008	1,806
Other liabilities	14,695	8,358

TOTAL LIABILITIES	1,091,045	1,062,274

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share, authorized 5,000,000 shares	—	—
Common stock, $0.10 par value per share, authorized: 2019: 20,000,000 shares, 2018: 10,000,000 shares issued: 2019: 6,304,413 shares, 2018: 6,295,113 shares	630	630
Surplus	48,741	48,322
Retained earnings	82,127	78,434
Treasury stock at cost: 2019: 13,807 shares, 2018: 2,470 shares	(455)	(81)
Accumulated other comprehensive income (loss)	440	(5,020)

TOTAL STOCKHOLDERS’ EQUITY	131,483	122,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,222,528	$1,184,559

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$10,328	$8,857	$20,298	$17,344
Securities	1,435	1,536	2,876	3,060
Other	51	43	66	61

Total interest income	11,814	10,436	23,240	20,465

INTEREST EXPENSE
Deposits	1,839	1,052	3,568	2,082
Short-term borrowings	85	38	209	90
Other borrowings	278	131	581	271

Total interest expense	2,202	1,221	4,358	2,443

NET INTEREST INCOME	9,612	9,215	18,882	18,022
PROVISION FOR LOAN LOSSES	300	425	750	975

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,312	8,790	18,132	17,047

OTHER INCOME
Service charges and fees	1,052	1,101	2,083	2,082
Income from fiduciary activities	145	175	287	311
Net realized gains on sales of securities	64	58	64	200
Gain on sale of loans, net	67	—	110	—
Earnings and proceeds on bank owned life insurance	207	279	408	552
Other	106	161	249	323

Total other income	1,641	1,774	3,201	3,468

OTHER EXPENSES
Salaries and employee benefits	3,599	3,406	7,248	6,868
Occupancy, furniture & equipment, net	940	857	1,864	1,749
Data processing and related operations	472	340	920	658
Taxes, other than income	179	153	340	327
Professional fees	226	229	476	459
Federal Deposit Insurance Corporation insurance	84	86	155	178
Foreclosed real estate	(10)	114	13	95
Amortization of intangibles	27	33	56	68
Other	1,268	1,135	2,361	2,198

Total other expenses	6,785	6,353	13,433	12,600

INCOME BEFORE INCOME TAXES	4,168	4,211	7,900	7,915
INCOME TAX EXPENSE	646	698	1,188	1,273

NET INCOME	$3,522	$3,513	$6,712	$6,642

BASIC EARNINGS PER SHARE	$0.56	$0.57	$1.07	$1.07

DILUTED EARNINGS PER SHARE	$0.56	$0.56	$1.06	$1.06

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2019	2018
Net income	$3,522	$3,513

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	3,250	(840)
Tax effect	(682)	177
Reclassification of investment securities gains recognized in net income	(64)	(58)
Tax effect	13	12

Other comprehensive income (loss)	2,517	(709)

Comprehensive Income	$6,039	$2,804

	Six Months Ended
	June 30,
	2019	2018
Net income	$6,712	$6,642

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	6,975	(5,330)
Tax effect	(1,464)	1,119
Reclassification of investment securities gains recognized in net income	(64)	(200)
Tax effect	13	42

Other comprehensive income (loss)	5,460	(4,369)

Comprehensive Income	$12,172	$2,273

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2019 and 2018

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	—	—	—	6,712	—	—	—	6,712
Other comprehensive income	—	—	—	—	—	—	5,460	5,460
Cash dividends declared ($0.48 per share)	—	—	—	(3,019)	—	—	—	(3,019)
Compensation expense related to restricted stock	—	—	145	—	—	—	—	145
Acquisition of treasury stock	—	—	—	—	11,337	(374)	—	(374)
Stock options exercised	9,300	—	170	—	—	—	—	170
Compensation expense related to stock options	—	—	104	—	—	—	—	104

Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	—	—	—	6,642	—	—	—	6,642
Other comprehensive loss	—	—	—	—	—	—	(4,369)	(4,369)
Cash dividends declared ($0.44 per share)	—	—	—	(2,753)	—	—	—	(2,753)
Compensation expense related to restricted stock	—	—	102	—	—	—	—	102
Acquisition of treasury stock	—	—	—	—	5,446	(179)	—	(179)
Stock options exercised	10,325	1	164	—	(2,325)	68	—	233
Compensation expense related to stock options	—	—	118	—	—	—	—	118

Balance, June 30, 2018	6,266,388	$627	$47,815	$74,315	5,729	$(188)	$(7,036)	$115,533

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2019 and 2018

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2019	6,301,263	$630	$48,559	$80,115	13,807	$(455)	$(2,077)	$126,772
Net Income	—	—	—	3,522	—	—	—	3,522
Other comprehensive income	—	—	—	—	—	—	2,517	2,517
Cash dividends declared ($0.24 per share)	—	—	—	(1,510)	—	—	—	(1,510)
Compensation expense related to restricted stock	—	—	73	—	—	—	—	73
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Stock options exercised	3,150	—	57	—	—	—	—	57
Compensation expense related to stock options	—	—	52	—	—	—	—	52

Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, March 31, 2018	6,257,563	$626	$47,548	$72,179	5,729	$(188)	$(6,327)	$113,838
Net Income	—	—	—	3,513	—	—	—	3,513
Other comprehensive loss	—	—	—	—	—	—	(709)	(709)
Cash dividends declared ($0.22 per share)	—	—	—	(1,377)	—	—	—	(1,377)
Compensation expense related to restricted stock	—	—	51	—	—	—	—	51
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Stock options exercised	8,825	1	157	—	—	—	—	158
Compensation expense related to stock options	—	—	59	—	—	—	—	59

Balance, June 30, 2018	6,266,388	$627	$47,815	$74,315	5,729	$(188)	$(7,036)	$115,533

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$6,712	$6,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	975
Depreciation	487	437
Amortization of intangible assets	56	68
Deferred income taxes	(25)	(202)
Net amortization of securities premiums and discounts	732	885
Net realized gain on sales of securities	(64)	(200)
Earnings and proceeds on life insurance policies	(408)	(552)
(Gain) loss on sales and write-downs of fixed assets and foreclosed real estate owned, net	(65)	9
Net gain on sale of loans	(110)	—
Mortgage loans originated for sale	(2,191)	—
Proceeds from sale of loans originated for sale	2,255	—
Compensation expense related to stock options	104	118
Compensation expense related to restricted stock	145	102
(Increase) decrease in accrued interest receivable	(203)	44
Increase in accrued interest payable	1,202	27
Other, net	234	853

Net cash provided by operating activities	9,611	9,206

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	3,626	14,583
Proceeds from maturities and principal reductions on mortgage-backed securities	12,877	15,151
Purchases	(5,066)	(14,269)
Purchase of regulatory stock	(1,666)	(1,158)
Redemption of regulatory stock	2,437	2,350
Net increase in loans	(39,398)	(40,393)
Purchase of premises and equipment	(757)	(467)
Proceeds from sales of foreclosed real estate owned	205	467
Proceeds from sales of bank premises and equipment	246	—

Net cash used in investing activities	(27,496)	(23,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	34,444	21,505
Net (decrease) increase in short-term borrowings	(4,952)	795
Repayments of other borrowings	(8,260)	(5,662)
Stock options exercised	170	233
Acquisition of treasury stock	(374)	(179)
Cash dividends paid	(3,019)	(2,752)

Net cash provided by financing activities	18,009	13,940

Increase (decrease) in cash and cash equivalents	124	(590)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,348	16,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,472	$16,107

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,156	$2,416
Income taxes paid, net of refunds	$862	$1,097
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,003	$333
Dividends payable	$1,510	$1,377

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three month and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30:

	Three months ended
(dollars in thousands)	June 30,

Noninterest Income	2019	2018
In-scope of Topic 606:
Service charges on deposit accounts	$66	$64
ATM fees	91	95
Overdraft fees	343	381
Safe deposit box rental	23	23
Loan related service fees	94	155
Debit card fees	371	338
Fiduciary activities	145	174
Commissions on mutual funds and annuities	26	60
Other income	120	137

Noninterest Income (in-scope of Topic 606)	1,279	1,427

Out-of-scope of Topic 606:
Net realized gains on sales of securities	64	58
Loan servicing fees	24	10
Gains on sales of loans	67	—
Earnings on and proceeds from bank-owned life insurance	207	279

Noninterest Income (out-of-scope of Topic 606)	362	347

Total Noninterest Income	$1,641	$1,774

	Six months ended
(dollars in thousands)	June 30,

Noninterest Income	2019	2018
In-scope of Topic 606:
Service charges on deposit accounts	$133	$129
ATM fees	181	191
Overdraft fees	694	765
Safe deposit box rental	49	53
Loan related service fees	223	235
Debit card fees	697	633
Fiduciary activities	287	311
Commissions on mutual funds and annuities	81	103
Other income	235	276

Noninterest Income (in-scope of Topic 606)	2,580	2,696

Out-of-scope of Topic 606:
Net realized gains on sales of securities	64	200
Loan servicing fees	39	20
Gains on sales of loans	110	—
Earnings on and proceeds from bank-owned life insurance	408	552

Noninterest Income (out-of-scope of Topic 606)	621	772

Total Noninterest Income	$3,201	$3,468

3.	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock, and are determined using the treasury stock method.

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares outstanding	6,290	6,256	6,292	6,256
Less: Unvested restricted shares	(35)	(31)	(35)	(31)

Basic EPS weighted average shares outstanding	6,255	6,225	6,257	6,225

Basic EPS weighted average shares outstanding	6,255	6,225	6,257	6,225
Add: Dilutive effect of stock options and restricted shares	60	50	62	51

Diluted EPS weighted average shares outstanding	6,315	6,275	6,319	6,276

For the three and six month periods ending June 30, 2019, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $34.81 per share on June 30, 2019.

For the three and six month periods ending June 30, 2018, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $36.02 per share on June 30, 2018.

4.	Stock-Based Compensation

No awards were granted during the six-month period ending June 30, 2019. As of June 30, 2019, there was $104,000 of total unrecognized compensation cost related to non-vested options granted in 2018 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2019. Compensation costs related to stock options amounted to $104,000 and $118,000 during the six-month periods ended June 30, 2019 and 2018, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2019 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2019	208,700	$22.54	5.9	Yrs.	$2,183
Granted	—	—	—		—
Exercised	(9,300)	18.31	4.1	Yrs.	119
Forfeited	—	—	—		—

Outstanding at June 30, 2019	199,400	$22.74	5.5	Yrs.	$2,407

Exercisable at June 30, 2019	170,500	$21.11	4.8	Yrs.	$2,335

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $34.81 per share as of June 30, 2019 and $33.00 per share as of December 31, 2018.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2019 and 2018 is as follows:

	2019		2018
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	34,615	$27.82	30,415	$24.46
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, June 30,	34,615	$27.82	30,415	$24.46

The expected future compensation expense relating to the 34,615 shares of non-vested restricted stock outstanding as of June 30, 2019 is $818,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $145,000 and $102,000 during the six-month periods ended June 30, 2019 and 2018, respectively.

5.	Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months and six months ended June 30, 2019 and 2018:

Unrealized gains (losses) on available for sale securities (a)
Balance as of March 31, 2019	$(2,077)
Other comprehensive income before reclassification	2,568
Amount reclassified from accumulated other comprehensive loss	(51)

Total other comprehensive income	2,517

Balance as of June 30, 2019	$440

Unrealized gains (losses) on available for sale securities (a)
Balance as of March 31, 2018	$(6,327)
Other comprehensive loss before reclassification	(663)
Amount reclassified from accumulated other comprehensive loss	(46)

Total other comprehensive loss	(709)

Balance as of June 30, 2018	$(7,036)

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive income before reclassification	5,511
Amount reclassified from accumulated other comprehensive loss	(51)

Total other comprehensive income	5,460

Balance as of June 30, 2019	$440

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(4,211)
Amount reclassified from accumulated other comprehensive loss	(158)

Total other comprehensive loss	(4,369)

Balance as of June 30, 2018	$(7,036)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands) for the three months and six months ended June 30, 2019 and 2018:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in Consolidated Statements of Income
	Three months ended June 30,
	2019	2018
Unrealized gains on available for sale securities	$64	$58	Net realized gains on sales of securities
	(13)	(12)	Income tax expense

	$51	$46

	Six months ended
	June 30,
	2019	2018
Unrealized gains on available for sale securities	$64	$200	Net realized gains on sales of securities
	(13)	(42)	Income tax expense

	$51	$158

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2019	2018
Commitments to grant loans	$49,936	$43,280
Unfunded commitments under lines of credit	71,859	72,359
Standby letters of credit	4,305	5,733

	$126,100	$121,372

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2019 for guarantees under standby letters of credit issued is not material.

7.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$92,821	$1,186	$(72)	$93,935
Corporate obligations	8,812	17	(24)	8,805
Mortgage-backed securities-government sponsored entities	136,572	292	(1,521)	135,343

Total debt securities	$238,205	$1,495	$(1,617)	$238,083

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$99,218	$385	$(1,990)	$97,613
Corporate obligations	8,896	—	(256)	8,640
Mortgage-backed securities-government sponsored entities	142,197	25	(5,198)	137,024

Total debt securities	$250,311	$410	$(7,444)	$243,277

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$402	$—	$21,268	$(72)	$21,670	$(72)
Corporate obligations	—	—	5,194	(24)	5,194	(24)
Mortgage-backed securities-government sponsored entities	3,497	(11)	95,971	(1,510)	99,468	(1,521)

	$3,899	$(11)	$122,433	$(1,606)	$126,332	$(1,617)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$19,140	$(390)	$56,740	$(1,600)	$75,880	$(1,990)
Corporate obligations	2,045	(21)	6,595	(235)	8,640	(256)
Mortgage-backed securities-government sponsored entities	8,444	(22)	122,950	(5,176)	131,394	(5,198)

	$29,629	$(433)	$186,285	$(7,011)	$215,914	$(7,444)

At June 30, 2019, the Company had three debt securities in an unrealized loss position in the less than twelve months category and 114 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2019. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,957	$2,960
Due after one year through five years	21,142	21,144
Due after five years through ten years	44,101	44,298
Due after ten years	33,433	34,338

	101,633	102,740
Mortgage-backed securities-government sponsored entities	136,572	135,343

	$238,205	$238,083

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Gross realized gains	$64	$58	$64	$200
Gross realized losses	—	—	—	—

Net realized gain	$64	$58	$64	$200

Proceeds from sales of securities	$3,299	$3,822	$3,626	$14,583

Securities with a carrying value of $196,986,000 and $219,244,000 at June 30, 2019 and 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.	Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2019		December 31, 2018
Real Estate Loans:
Residential	$230,405	26.0%	$235,523	27.7%
Commercial	381,915	43.0	374,790	44.1
Construction	19,784	2.2	17,445	2.0
Commercial, financial and agricultural	120,732	13.6	110,542	13.0
Consumer loans to individuals	134,968	15.2	112,002	13.2

Total loans	887,804	100.0%	850,302	100.0%

Deferred fees, net	(131)		(120)

Total loans receivable	887,673		850,182
Allowance for loan losses	(8,228)		(8,452)

Net loans receivable	$879,445		$841,730

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2019	December 31, 2018
Outstanding Balance	$965	$1,055
Carrying Amount	$822	$886

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, foreclosed real estate owned totaled $1,677,000 and $1,115,000, respectively. During the six months ended June 30, 2019, the Company acquired three properties via deed-in-lieu transactions which have subsequently been sold, and foreclosed on one commercial property with a carrying value of $608,000. The Company also disposed of two properties that were previously transferred to foreclosed real estate owned with a carrying value of $46,000 through the sale of the properties. As of June 30, 2019, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $306,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
June 30, 2019
Individually evaluated for impairment	$—	$752	$—	$—	$—	$752
Loans acquired with deteriorated credit quality	583	239	—	—	—	822
Collectively evaluated for impairment	229,822	380,924	19,784	120,732	134,968	886,230

Total Loans	$230,405	$381,915	$19,784	$120,732	$134,968	$887,804

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2018
Individually evaluated for impairment	$—	$1,319	$—	$—	$—	$1,319
Loans acquired with deteriorated credit quality	630	256	—	—	—	886
Collectively evaluated for impairment	234,893	373,215	17,445	110,542	112,002	848,097

Total Loans	$235,523	$374,790	$17,445	$110,542	$112,002	$850,302

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
	(in thousands)
June 30, 2019
With no related allowance recorded:
Real Estate Loans:
Commercial	$752	$1,338	$—

Subtotal	752	1,338	—

Total:
Real Estate Loans:
Commercial	752	1,338	—

Total Impaired Loans	$752	$1,338	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
	(in thousands)
December 31, 2018
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,319	$1,747	$—

Subtotal	1,319	1,747	—

Total:
Real Estate Loans:
Commercial	1,319	1,747	—

Total Impaired Loans	$1,319	$1,747	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2019 and 2018, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2019	2018	2019	2018
Real Estate Loans:
Residential	$—	$23	$—	$—
Commercial	601	1,202	24	16

Total	$601	$1,225	$24	$16

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2019 and 2018, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2019	2018	2019	2018
Real Estate Loans:
Residential	$—	$23	$—	$—
Commercial	840	1,194	24	30

Total	$840	$1,217	$24	$30

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of June 30, 2019 and December 31, 2018, troubled debt restructured loans totaled $104,000 and $1.1 million, respectively, with no specific reserve. For the six-month period ended June 30, 2019, there were no new loans identified as troubled debt restructurings. During 2019, the Company recognized a charge-off of $451,000 on a loan that was previously identified as a troubled debt restructuring. The loan was transferred to foreclosed real estate during the first quarter of 2019 with a carrying value of $608,000.

For the six-month period ended June 30, 2018, there were no new loans identified as troubled debt restructurings nor did the Company recognize any write-down on loans that were previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of June 30, 2019 and December 31, 2018 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2019
Commercial real estate loans	$365,739	$12,629	$3,547	$—	$381,915
Commercial loans	120,445	59	228	—	120,732

Total	$486,184	$12,688	$3,775	$—	$502,647

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2018
Commercial real estate loans	$360,838	$7,918	$6,034	$—	$374,790
Commercial loans	109,966	82	494	—	110,542

Total	$470,804	$8,000	$6,528	$—	$485,332

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2019 and December 31, 2018 (in thousands):

	Performing	Nonperforming	Total
June 30, 2019
Residential real estate loans	$229,831	$574	$230,405
Construction	19,784	—	19,784
Consumer loans	134,968	—	134,968

Total	$384,583	$574	$385,157

	Performing	Nonperforming	Total
December 31, 2018
Residential real estate loans	$234,725	$798	$235,523
Construction	17,445	—	17,445
Consumer loans	112,002	—	112,002

Total	$364,172	$798	$364,970

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2019 and December 31, 2018 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2019
Real Estate loans
Residential	$229,382	$377	$72	$—	$574	$1,023	$230,405
Commercial	380,828	271	64	—	752	1,087	381,915
Construction	19,784	—	—	—	—	—	19,784
Commercial loans	120,646	57	—	—	29	86	120,732
Consumer loans	134,811	157	—	—	—	157	134,968

Total	$885,451	$862	$136	$—	$1,355	$2,353	$887,804

December 31, 2018
Real Estate loans
Residential	$234,201	$373	$151	$—	$798	$1,322	$235,523
Commercial	372,617	1,043	788	—	342	2,173	374,790
Construction	17,445	—	—	—	—	—	17,445
Commercial loans	110,191	320	31	—	—	351	110,542
Consumer loans	111,796	171	35	—	—	206	112,002

Total	$846,250	$1,907	$1,005	$—	$1,140	$4,052	$850,302

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of June 30, 2019, the allocation of the allowance pertaining to commercial real estate loans is $761,000 lower than the allocation as of December 31, 2018. This decrease is due primarily to a reduction in the historical factor which decreased from 0.42% as of December 31, 2018 to 0.29% at June 30, 2019. Also contributing to the reduced reserve balance is a decrease in the qualitative factor related to the annualized growth rate.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(75)	(615)	—	(234)	(135)	(1,059)
Recoveries	15	14	—	21	35	85
Provision for loan losses	179	(160)	19	397	315	750

Ending balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,447	$4,694	$112	$896	$1,079	$8,228

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2019	$1,455	$4,947	$108	$811	$1,028	$8,349
Charge Offs	(10)	(146)	—	(233)	(72)	(461)
Recoveries	4	4	—	11	21	40
Provision for loan losses	(2)	(111)	4	307	102	300

Ending balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(75)	(134)	—	(5)	(117)	(331)
Recoveries	2	31	—	—	15	48
Provision for loan losses	256	85	38	232	364	975

Ending balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,455	$5,247	$128	$690	$806	$8,326

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2018	$1,525	$5,129	$120	$638	$687	$8,099
Charge Offs	(24)	(134)	—	(5)	(69)	(232)
Recoveries	1	25	—	—	8	34
Provision for loan losses	(47)	227	8	57	180	425

Ending balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326

The Company’s primary business activity as of June 30, 2019 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2019, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $75.9 million of loans outstanding, or 8.6% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $67.5 million, or 7.6% of loans outstanding. During 2019, the Company did not recognize any charge offs in the named concentrations.

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

	Fair Value Measurement Using
	Reporting Date
	Total	Level 1	Level 2	Level 3
Description	(In thousands)
June 30, 2019
Available for Sale:
States and political subdivisions	$93,935	$—	$93,935	$—
Corporate obligations	8,805	—	8,805	—
Mortgage-backed securities-government sponsored entities	135,343	—	135,343	—

Total	$238,083	$—	$238,083	$—

	Total	Level 1	Level 2	Level 3
Description	(In thousands)
December 31, 2018
Available for Sale:
States and political subdivisions	$97,613	$—	$97,613	$—
Corporate obligations	8,640	—	8,640	—
Mortgage-backed securities-government sponsored entities	137,024	—	137,024	—

Total	$243,277	$—	$243,277	$—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2019 and December 31, 2018 are as follows:

(In thousands)		Fair Value Measurement Using Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2019
Impaired Loans	$752	$—	$—	$752
Foreclosed Real Estate Owned	1,677	—	—	1,677
December 31, 2018
Impaired Loans	$1,319	$—	$—	$1,319
Foreclosed Real Estate Owned	1,115	—	—	1,115

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2019, the fair value investment in impaired loans totaled $752,000 which included five loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of June 30, 2019, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $587,000 over the life of the loans.

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

Foreclosed real estate owned (carried at fair value):

Real estate properties acquired through, or by deed in lieu of loan foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2019
Impaired loans	$647	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-57.58% (14.53%	)
Impaired loans	$105	Present value of future cash flows	Loan discount rate	4.00% (4.00%	)
Foreclosed real estate owned	$1,677	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-10.00% (8.08%	)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$232	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-81.54% (56.06%	)
Impaired loans	$1,087	Present value of future cash flows	Loan discount rate	4.00-6.00% (5.80%	)
Foreclosed real estate owned	$1,115	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-85.71% (7.80%	)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2019 and December 31, 2018. (In thousands)

	Fair Value Measurements at June 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$18,472	$18,472	$18,472	$—	$—
Loans receivable, net	879,445	893,855	—	—	893,855
Mortgage servicing rights	183	223	—	—	223
Regulatory stock (1)	3,155	3,155	3,155	—	—
Bank owned life insurance (1)	38,340	38,340	38,340	—	—
Accrued interest receivable (1)	3,979	3,979	3,979	—	—
Financial liabilities:
Deposits	981,224	984,342	627,151	—	357,191
Short-term borrowings (1)	48,094	48,094	48,094	—	—
Other borrowings	44,024	44,305	—	—	44,305
Accrued interest payable (1)	3,008	3,008	3,008	—	—
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$18,348	$18,348	$18,348	$—	$—
Loans receivable, net	841,730	840,134	—	—	840,134
Mortgage servicing rights	178	220	—	—	220
Regulatory stock (1)	3,926	3,926	3,926	—	—
Bank owned life insurance (1)	37,932	37,932	37,932	—	—
Accrued interest receivable (1)	3,776	3,776	3,776	—	—
Financial liabilities:
Deposits	946,780	945,773	601,604	—	344,169
Short-term borrowings (1)	53,046	53,046	53,046	—	—
Other borrowings	52,284	52,043	—	—	52,043
Accrued interest payable (1)	1,806	1,806	1,806	—	—
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1)	This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.	New and Recently Adopted Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842)—Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842)- Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recorded recognized a right-of-use assets and related lease liabilities totaling $5.3 million each, which are recorded in other assets and other liabilities, respectively.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held. For each master trust in which a plan holds an interest, the amendments in this Update require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments. There are also increased disclosure requirements for investments in master trusts. The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending, which supersedes outdated guidance related to the Office of the Comptroller of the Currency (OCC)’s Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202), because that guidance has been rescinded by the OCC and no longer is relevant.

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

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November, 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which made the following targeted improvements to generally accepted accounting principles (GAAP) for collaborative arrangements (1) clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (2) add unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and (3) require that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at June 30, 2019 and December 31, 2018 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of June 30, 2019 were $1.223 billion compared to $1.185 billion as of December 31, 2018. The increase reflects growth in loans which were funded by an increase in deposits and cash flows from securities.

Securities

The fair value of securities available for sale as of June 30, 2019 was $238.1 million compared to $243.3 million as of December 31, 2018. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities. The fair value of the portfolio also increased $6.9 million due to a reduction in unrealized losses on securities related to the decrease in interest rates during the first six months of 2019.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$93,935	39.5%	$97,613	40.1%
Corporate obligations	8,805	3.7	8,640	3.6
Mortgage-backed securities-government sponsored entities	135,343	56.8	137,024	56.3

Total	$238,083	100.0%	$243,277	100.0%

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

Loans

Loans receivable totaled $887.7 million at June 30, 2019 compared to $850.2 million as of December 31, 2018. The increase in loans receivable includes a $20.2 million increase in retail loans and a $17.3 million increase in commercial loans.

The allowance for loan losses totaled $8,228,000 as of June 30, 2019 and represented 0.93% of total loans outstanding, compared to $8,452,000, or 0.99% of total loans, at December 31, 2018. The Company had net charge-offs for the six months ended June 30, 2019 of $974,000 compared to $283,000 in the corresponding period in 2018. The increase in charge-offs was due to one large commercial loan relationship which was written down by $336,000 during the second quarter of 2019, and one commercial real estate credit which was written down by $451,000 and subsequently transferred to foreclosed real estate during the first quarter of 2019. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. Management considers the allowance adequate at June 30, 2019 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of June 30, 2019, non-performing loans totaled $1,355,000, or 0.15% of total loans compared to $1,140,000, or 0.13%, of total loans at December 31, 2018. At June 30, 2019, non-performing assets totaled $3,032,000, or 0.25%, of total assets compared to $2,255,000, or 0.19%, of total assets at December 31, 2018.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$574	$798
Commercial	752	342
Construction	—	—
Commercial, financial and agricultural	29	—
Consumer loans to individuals	—	—

Total non-accrual loans *	1,355	1,140
Accruing loans which are contractually past due 90 days or more	—	—

Total non-performing loans	1,355	1,140
Foreclosed real estate	1,677	1,115

Total non-performing assets	$3,032	$2,255

Allowance for loans losses	$8,228	$8,452
Coverage of non-performing loans	607.23%	741.40%
Non-performing loans to total loans	0.15%	0.13%
Non-performing loans to total assets	0.11%	0.10%
Non-performing assets to total assets	0.25%	0.19%

*	Includes non-accrual TDRs of $104,000 as of June 30, 2019 and $110,000 on December 31, 2018. There were no accruing TDRs on June 30, 2019 and $977,000 of accruing TDRs as of December 31, 2018.

Deposits

During the six-month period ending June 30, 2019, total deposits increased $34.4 million due primarily to a $29.3 million increase in demand deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $5.1 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2019	December 31, 2018
Non-interest bearing demand	$221,764	$201,457
Interest-bearing demand	97,955	88,917
Money market deposit accounts	135,948	137,636
Savings	171,483	173,593
Time deposits <$100,000	148,370	145,343
Time deposits >$100,000	205,704	199,834

Total	$981,224	$946,780

Borrowings

Other borrowings as of June 30, 2019 totaled $44.0 million compared to $52.3 million as of December 31, 2018. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $5.0 million due to a $15.6 million reduction in overnight borrowings which was partially offset by a $10.6 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)
	June 30, 2019	December 31, 2018
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2019 at 1.393%	$—	$423
Term fixed rate borrowing due August 2019 at 1.606%	10,000	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	2,060	3,079
Amortizing fixed rate borrowing due July 2020 at 2.77%	5,485	7,962
Amortizing fixed rate borrowing due December 2020 at 1.706%	1,545	2,051
Amortizing fixed rate borrowing due December 2020 at 3.06%	3,779	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	2,445	2,877
Amortizing fixed rate borrowing due October 2022 at 1.88%	5,417	6,200
Amortizing fixed rate borrowing due October 2023 at 3.24%	8,758	9,692
Amortizing fixed rate borrowing due December 2023 at 3.22%	4,535	5,000

	$44,024	$52,284

Stockholders’ Equity and Capital Ratios

As of June 30, 2019, stockholders’ equity totaled $131.5 million, compared to $122.3 million as of December 31, 2018.    The net change in stockholders’ equity included $6.7 million of net income that was partially offset by $3.0 million of dividends declared. In addition, total equity increased $5.5 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2019	December 31, 2018
Tier 1 Capital
(To average assets)	9.80%	9.82%
Tier 1 Capital
(To risk-weighted assets)	12.87%	13.04%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.87%	13.04%
Total Capital
(To risk-weighted assets)	13.76%	14.00%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2019.

Liquidity

As of June 30, 2019, the Company had cash and cash equivalents of $18.5 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $238.1 million which could be used for liquidity needs. This totals $256.6 million of liquidity and represents 21.0% of total assets compared to $261.6 million and 22.1% of total assets as of December 31, 2018. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2019 and December 31, 2018. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2020. There were no borrowings under this line as of June 30, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of June 30, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of June 30, 2019 and December 31, 2018.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $412,989,000 as of June 30, 2019, of which $44,024,000 and $67,873,000 was outstanding at June 30, 2019 and December 31, 2018, respectively. Additionally, as of June 30, 2019, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $43.0 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $45.0 million outstanding in the form of Letters of Credit as of December 31, 2018.    Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Net interest income (fte) is reconciled to GAAP net interest income on pages 40 and 44. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2019			2018
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$8,495	$51	2.40%	$9,488	$43	1.81%
Securities available for sale:
Taxable	154,010	873	2.27	169,851	912	2.15
Tax-exempt (1)	93,285	711	3.05	103,189	790	3.06

Total securities available for sale (1)	247,295	1,584	2.56	273,040	1,702	2.49
Loans receivable (1) (4) (5)	876,118	10,445	4.77	788,026	8,960	4.55

Total interest-earning assets	1,131,908	12,080	4.27	1,070,554	10,705	4.00
Non-interest earning assets:
Cash and due from banks	14,416			14,534
Allowance for loan losses	(8,460)			(8,287)
Other assets	80,751			67,442

Total non-interest earning assets	86,707			73,689

Total Assets	$1,218,615			$1,144,243

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$233,460	$166	0.28	$242,552	$113	0.19
Savings	174,650	27	0.06	185,039	23	0.05
Time	360,722	1,646	1.83	317,294	916	1.15

Total interest-bearing deposits	768,832	1,839	0.96	744,885	1,052	0.56
Short-term borrowings	45,218	85	0.75	33,772	38	0.45
Other borrowings	46,006	278	2.42	31,541	131	1.66

Total interest-bearing liabilities	860,056	2,202	1.02	810,198	1,221	0.60
Non-interest bearing liabilities:
Demand deposits	213,329			209,743
Other liabilities	16,015			9,260

Total non-interest bearing liabilities	229,344			219,003
Stockholders’ equity	129,215			115,042

Total Liabilities and Stockholders’ Equity	$1,218,615			$1,144,243

Net interest income/spread (tax equivalent basis)		9,878	3.24%		9,484	3.40%

Tax-equivalent basis adjustment		(266)			(269)

Net interest income		$9,612			$9,215

Net interest margin (tax equivalent basis)			3.49%			3.54%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Three months ended June 30, 2019 Compared to Three months ended June 30, 2018 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(6)	$14	$8
Securities available for sale:
Taxable	(87)	48	(39)
Tax-exempt securities	(77)	(2)	(79)

Total securities	(164)	46	(118)
Loans receivable	1,018	467	1,485

Total interest-earning assets	848	527	1,375

Interest-bearing liabilities:
Interest-bearing demand and money market	(5)	58	53
Savings	(1)	5	4
Time	178	552	730

Total interest-bearing deposits	172	615	787
Short-term borrowings	18	29	47
Other borrowings	73	74	147

Total interest-bearing liabilities	263	718	981

Net interest income (tax-equivalent basis)	$585	$(191)	$394

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2019 to June 30, 2018

General

For the three months ended June 30, 2019, net income totaled $3,522,000 compared to $3,513,000 earned in the similar period in 2018. The increase in net income for the three months ended June 30, 2019 was due primarily to a $397,000 improvement in net interest income. Earnings per share for the current period were $0.56 per share for basic shares and fully diluted shares compared to $0.57 per share for basic shares and $0.56 per share for fully diluted shares for the three months ended June 30, 2018. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2019 were 1.16% and 10.93%, respectively, compared to 1.23% and 12.25%, respectively, for the similar period in 2018.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2019 to June 30, 2018
Net income three months ended June 30, 2018	$3,513
Change due to:
Net interest income	397
Provision for loan losses	125
Net gains on sales	73
Other income	(206)
Salaries and employee benefits	(193)
Occupancy, furniture and equipment	(83)
Data processing and related operations	(132)
Foreclosed real estate	124
All other expenses	(148)
Income tax expense	52

Net income three months ended June 30, 2019	$3,522

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2019 totaled $9,878,000 which was $394,000 higher than the comparable period in 2018. The increase in net interest income was due primarily to a $1,485,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $118,000 decrease in securities income. The fte net interest spread and net interest margin were 3.24% and 3.49%, respectively, for the three months ended June 30, 2019 compared to 3.40% and 3.54%, respectively, for the similar period in 2018. The decrease in the net interest spread and margin reflects the increased cost of funding.

Interest income (fte) totaled $12,080,000 with a yield on average earning assets of 4.27% compared to $10,705,000 and 4.00% for the 2018 period. Average loans increased $88.1 million over the comparable period of last year, while average securities decreased $25.7 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.132 billion for the three months ended June 30, 2019, an increase of $61.4 million over the average for the similar period in 2018.

Interest expense for the three months ended June 30, 2019 totaled $2,202,000 at an average cost of 1.02% compared to $1,221,000 and 0.60% for the similar period in 2018. The increase in average cost reflects the rising rates on borrowed funds and certificates of deposit. The average cost of time deposits, which is the most significant component of funding, increased to 1.83% from 1.15% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2019 was $300,000 compared to $425,000 for the three months ended June 30, 2018. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $421,000 for the quarter ended June 30, 2019 compared to $198,000 for the similar period in 2018. The increase in charge-offs was due to one commercial credit which was written down by $336,000 in the current period. At June 30, 2019, the allowance for loan losses represented 0.93% of loans receivable and 607% of non-performing loans.

Other Income

Other income totaled $1,641,000 for the three months ended June 30, 2019 compared to $1,774,000 for the similar period in 2018. The decrease was due primarily to a $72,000 reduction in earnings and proceeds on bank-owned life insurance policies and a $61,000 reduction in loan related service fees included in service charges and fees. All other items included in other income were unchanged on a net basis.

Other Expense

Other expense for the three months ended June 30, 2019 totaled $6,785,000 which was $432,000 higher than the same period of 2018 due primarily to a $193,000 increase in salaries and benefits expenses and a $132,000 increase in data processing costs. All other operating expenses increased $107,000, net.

Income Tax Expense

Income tax expense totaled $646,000 for an effective tax rate of 15.5% for the period ending June 30, 2019 compared to $698,000 for an effective tax rate of 16.6% for the similar period in 2018.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Six Months Ended June 30,
	2019			2018
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$5,459	$66	2.42%	$6,984	$61	1.75%
Securities available for sale:
Taxable	155,111	1,747	2.25	170,181	1,779	2.09
Tax-exempt (1)	94,080	1,429	3.04	105,886	1,622	3.06

Total securities available for sale (1)	249,191	3,176	2.55	276,067	3,401	2.46
Loans receivable (1) (4) (5)	866,829	20,529	4.74	777,810	17,548	4.51

Total interest-earning assets	1,121,479	23,771	4.24	1,060,861	21,010	3.96
Non-interest earning assets:
Cash and due from banks	14,221			14,159
Allowance for loan losses	(8,537)			(8,083)
Other assets	77,847			68,204

Total non-interest earning assets	83,531			74,280

Total Assets	$1,205,010			$1,135,141

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$229,658	$313	0.27	$239,011	$225	0.19
Savings	173,762	51	0.06	179,281	44	0.05
Time	359,949	3,204	1.78	321,132	1,813	1.13

Total interest-bearing deposits	763,369	3,568	0.93	739,424	2,082	0.56
Short-term borrowings	45,308	209	0.92	33,369	90	0.54
Other borrowings	47,961	581	2.42	32,943	271	1.65

Total interest-bearing liabilities	856,638	4,358	1.02	805,736	2,443	0.61
Non-interest bearing liabilities:
Demand deposits	206,837			205,289
Other liabilities	14,542			8,936

Total non-interest bearing liabilities	221,379			214,225
Stockholders’ equity	126,993			115,180

Total Liabilities and Stockholders’ Equity	$1,205,010			$1,135,141

Net interest income/spread (tax equivalent basis)		19,413	3.22%		18,567	3.35%

Tax-equivalent basis adjustment		(531)			(545)

Net interest income		$18,882			$18,022

Net interest margin (tax equivalent basis)			3.46%			3.50%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Six months ended June 30, 2019 Compared to Six months ended June 30, 2018 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(16)	$21	$5
Securities available for sale:
Taxable	(162)	130	(32)
Tax-exempt securities	(184)	(9)	(193)

Total securities	(346)	121	(225)
Loans receivable	2,024	957	2,981

Total interest-earning assets	1,662	1,099	2,761

Interest-bearing liabilities:
Interest-bearing demand and money market	(12)	100	88
Savings	(2)	9	7
Time	317	1,074	1,391

Total interest-bearing deposits	303	1,183	1,486
Short-term borrowings	46	73	119
Other borrowings	154	156	310

Total interest-bearing liabilities	503	1,412	1,915

Net interest income (tax-equivalent basis)	$1,159	$(313)	$846

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Six Months Ended June 30, 2019 to June 30, 2018

General

For the six months ended June 30, 2019, net income totaled $6,712,000 compared to $6,642,000 earned in the similar period in 2018. The increase in net income for the six months ended June 30, 2019 was due primarily to an $860,000 improvement in net interest income. Earnings per share for the current period were $1.07 per share for basic shares and $1.06 for fully diluted shares compared to $1.07 per share for basic shares and $1.06 per share for fully diluted shares for the six months ended June 30, 2018. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2019 were 1.12% and 10.66%, respectively, compared to 1.18% and 11.63%, respectively, for the similar period in 2018.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2019 to June 30, 2018
Net income six months ended June 30, 2018	$6,642
Change due to:
Net interest income	860
Provision for loan losses	225
Net gains on sales	(26)
Other income	(241)
Salaries and employee benefits	(380)
Occupancy, furniture and equipment	(115)
Data processing and related operations	(262)
Foreclosed real estate	82
All other expenses	(158)
Income tax expense	85

Net income six months ended June 30, 2019	$6,712

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2019 totaled $19,413,000 which was $846,000 higher than the comparable period in 2018. The increase in net interest income was due primarily to a $2,981,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $225,000 decrease in securities income. The fte net interest spread and net interest margin were 3.22% and 3.46%, respectively, for the six months ended June 30, 2019 compared to 3.35% and 3.50%, respectively, for the similar period in 2018. The decrease in the net interest spread and margin reflects the increased cost of funding.

Interest income (fte) totaled $23,771,000 with a yield on average earning assets of 4.24% compared to $21,010,000 and 3.96% for the 2018 period. Average loans increased $89.0 million over the comparable period of last year, while average securities decreased $26.9 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.121 billion for the six months ended June 30, 2019, an increase of $60.6 million over the average for the similar period in 2018.

Interest expense for the six months ended June 30, 2019 totaled $4,358,000 at an average cost of 1.02% compared to $2,443,000 and 0.61% for the similar period in 2018. The increase in average cost reflects the rising rates on borrowed funds and certificates of deposit. The average cost of time deposits, which is the most significant component of funding, increased to 1.78% from 1.13% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2019 was $750,000 compared to $975,000 for the six months ended June 30, 2018. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $974,000 for the six months ended June 30, 2019 compared to $283,000 for the similar period in 2018. The increase in charge-offs was due primarily to two commercial credits which were written down by $787,000 in the aggregate during the 2019 period. At June 30, 2019, the allowance for loan losses represented 0.93% of loans receivable and 607% of non-performing loans.

Other Income

Other income totaled $3,201,000 for the six months ended June 30, 2019 compared to $3,468,000 for the similar period in 2018. The decrease was due primarily to a $144,000 decrease in earnings and proceeds on bank-owned life insurance policies and a $135,000 decline in net gains realized on sales of securities. All other items included in other income increased $12,000, net.

Other Expense

Other expense for the six months ended June 30, 2019 totaled $13,433,000 which was $833,000 higher than the same period of 2018 due primarily to a $380,000 increase in salaries and benefits expenses and a $262,000 increase in data processing costs. All other operating expenses increased $191,000, net.

Income Tax Expense

Income tax expense totaled $1,188,000 for an effective tax rate of 15.0% for the period ending June 30, 2019 compared to $1,273,000 for an effective tax rate of 16.1% for the similar period in 2018.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2019, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2019, the Company had a negative 90-day interest sensitivity gap of $19.0 million or (1.6)% of total assets, compared to the $18.7 million negative gap, or (1.6)% of total assets, as of December 31, 2018. Rate-sensitive assets repricing within 90 days increased $11.7 million due primarily to a $5.2 million increase in loans and a $4.0 million increase in overnight liquidity. Rate-sensitive liabilities repricing within 90 days increased $12.0 million since year end due to a $14.7 million increase in time deposits repricing. A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval. This would indicate that in a rising rate environment, the cost of interest-bearing liabilities could increase faster than the yield on interest-earning assets in the 90-day time frame. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2019

Rate Sensitivity Table

(dollars in thousands)
	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$4,265	$—	$—	$—	$4,265
Securities	9,411	29,699	68,427	130,546	238,083
Loans Receivable	140,425	176,210	290,650	280,388	887,673

Total RSA	$154,101	$205,909	$359,077	$410,934	$1,130,021

Non-maturity interest-bearing deposits	$60,264	$60,286	$158,551	$126,285	$405,386
Time Deposits	88,336	132,492	96,976	36,270	354,074
Borrowings	24,498	28,460	34,315	4,845	92,118

Total RSL	$173,098	$221,238	$289,842	$167,400	$851,578

Interest Sensitivity Gap	$(18,997)	$(15,329)	$69,235	$243,534	$278,443
Cumulative Gap	(18,997)	(34,326)	34,909	278,443
RSA/RSL-cumulative	89.0%	91.3%	105.1%	132.7%
December 31, 2018
Interest Sensitivity Gap	$(18,749)	$(60,791)	$18,852	$303,804	$243,116
Cumulative Gap	(18,749)	(79,540)	(60,688)	243,116
RSA/RSL-cumulative	88.4%	79.8%	91.1%	128.6%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not Applicable.

(b) Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2019.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2019	—	$—	—	129,500
May 1 – 31, 2019	—	—	—	129,500
June 1 – 30, 2019	—	—	—	129,500

Total	—	$—	—	129,500

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description

3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp. (1)

3(ii)	Bylaws of Norwood Financial Corp. (2)

4.0	Specimen Stock Certificate of Norwood Financial Corp. (3)

10.1	Employment Agreement with Lewis J. Critelli (4)

10.2	Change in Control Severance Agreement with William S. Lance(4)

10.3	Change in Control Severance Agreement with Robert J. Mancuso(5)

10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)

10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (7)

10.6	Salary Continuation Agreement between the Bank and John H. Sanders (8)

10.7	2006 Stock Option Plan (9)

10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (10)

10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (10)

10.10	Change In Control Severance Agreement with James F. Burke(11)

10.11	2014 Equity Incentive Plan, as amended(12)

10.12	Addendum to Change in Control Severance Agreement with William S. Lance (13)

10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (7)

10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (7)

10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (7)

10.16	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(14)

10.17	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(14)

10.18	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(14)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101	Interactive Data Files consisting of the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from Exhibit 3(i) to the Registrant’s Form 10-Q filed with the Commission on May 9, 2019
(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014
(3)

Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(4)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(5)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.
(6)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.
(7)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(8)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.
(9)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(10)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.
(11)	Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.
(14)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: August 8, 2019	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)