Form 10-Q
period 2019-09-30
NORWOOD FINANCIAL CORP
filed 2019-11-08
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2019
Common stock, par value $0.10 per share	6,300,881

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,067	$18,039
Interest-bearing deposits with banks	848	309

Cash and cash equivalents	20,915	18,348
Securities available for sale, at fair value	211,199	243,277
Loans receivable	905,582	850,182
Less: Allowance for loan losses	8,405	8,452

Net loans receivable	897,177	841,730
Regulatory stock, at cost	3,137	3,926
Bank premises and equipment, net	13,927	13,846
Bank owned life insurance	38,562	37,932
Accrued interest receivable	3,726	3,776
Foreclosed real estate owned	1,572	1,115
Goodwill	11,331	11,331
Other intangibles	257	336
Other assets	14,053	8,942

TOTAL ASSETS	$1,215,856	$1,184,559

LIABILITIES
Deposits:
Non-interest bearing demand	$231,211	$201,457
Interest-bearing	743,222	745,323

Total deposits	974,433	946,780
Short-term borrowings	52,778	53,046
Other borrowings	35,906	52,284
Accrued interest payable	2,623	1,806
Other liabilities	15,222	8,358

TOTAL LIABILITIES	1,080,962	1,062,274

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share, authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share, authorized: 2019: 20,000,000 shares, 2018: 10,000,000 shares issued: 2019: 6,314,688 shares, 2018: 6,295,113 shares	632	630
Surplus	49,052	48,322
Retained earnings	84,522	78,434
Treasury stock at cost: 2019: 13,807 shares, 2018: 2,470 shares	(455)	(81)
Accumulated other comprehensive income (loss)	1,143	(5,020)

TOTAL STOCKHOLDERS’ EQUITY	134,894	122,285

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,856	$1,184,559

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans receivable, including fees	$10,776	$9,301	$31,074	$26,645
Securities	1,278	1,483	4,155	4,543
Other	5	2	70	63

Total interest income	12,059	10,786	35,299	31,251

INTEREST EXPENSE
Deposits	1,787	1,116	5,355	3,198
Short-term borrowings	135	111	344	201
Other borrowings	246	171	827	442

Total interest expense	2,168	1,398	6,526	3,841

NET INTEREST INCOME	9,891	9,388	28,773	27,410
PROVISION FOR LOAN LOSSES	300	375	1,050	1,350

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,591	9,013	27,723	26,060

OTHER INCOME
Service charges and fees	1,200	1,129	3,283	3,211
Income from fiduciary activities	167	151	454	463
Net realized gains on sales of securities	169	13	233	213
Gain on sale of loans, net	15	15	125	15
Earnings and proceeds on bank owned life insurance	222	297	630	848
Other	109	392	358	716

Total other income	1,882	1,997	5,083	5,466

OTHER EXPENSES
Salaries and employee benefits	3,667	3,577	10,915	10,445
Occupancy, furniture & equipment, net	916	910	2,780	2,659
Data processing and related operations	480	368	1,400	1,027
Taxes, other than income	179	153	520	480
Professional fees	276	301	752	760
Federal Deposit Insurance Corporation insurance	(5)	87	150	265
Foreclosed real estate	24	(26)	37	68
Amortization of intangibles	23	29	79	97
Other	1,231	1,173	3,591	3,372

Total other expenses	6,791	6,572	20,224	19,173

INCOME BEFORE INCOME TAXES	4,682	4,438	12,582	12,353
INCOME TAX EXPENSE	775	728	1,963	2,001

NET INCOME	$3,907	$3,710	$10,619	$10,352

BASIC EARNINGS PER SHARE	$0.62	$0.59	$1.70	$1.66

DILUTED EARNINGS PER SHARE	$0.62	$0.58	$1.68	$1.64

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2019	2018
Net income	$3,907	$3,710

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	1,059	(1,830)
Tax effect	(224)	384
Reclassification of investment securities gains recognized in net income	(169)	(13)
Tax effect	37	3

Other comprehensive income (loss)	703	(1,456)

Comprehensive Income	$4,610	$2,254

	Nine Months Ended September 30,
	2019	2018
Net income	$10,619	$10,352

Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	8,034	(7,160)
Tax effect	(1,688)	1,503
Reclassification of investment securities gains recognized in net income	(233)	(213)
Tax effect	50	45

Other comprehensive income (loss)	6,163	(5,825)

Comprehensive Income	$16,782	$4,527

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2019 and 2018

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	—	—	—	10,619	—	—	—	10,619
Other comprehensive income	—	—	—	—	—	—	6,163	6,163
Cash dividends declared ($0.72 per share)	—	—	—	(4,531)	—	—	—	(4,531)
Compensation expense related to restricted stock	—	—	217	—	—	—	—	217
Acquisition of treasury stock	—	—	—	—	11,337	(374)	—	(374)
Stock options exercised	19,575	2	357	—	—	—	—	359
Compensation expense related to stock options	—	—	156	—	—	—	—	156

Balance, September 30, 2019	6,314,688	$632	$49,052	$84,522	13,807	$(455)	$1,143	$134,894

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2017	6,256,063	$626	$47,431	$70,426	2,608	$(77)	$(2,667)	$115,739
Net Income	—	—	—	10,352	—	—	—	10,352
Other comprehensive loss	—	—	—	—	—	—	(5,825)	(5,825)
Cash dividends declared ($0.66 per share)	—	—	—	(4,133)	—	—	—	(4,133)
Compensation expense related to restricted stock	—	—	154	—	—	—	—	154
Acquisition of treasury stock	—	—	—	—	5,446	(179)	—	(179)
Stock options exercised	18,450	2	325	—	(2,325)	68	—	395
Compensation expense related to stock options	—	—	177	—	—	—	—	177

Balance, September 30, 2018	6,274,513	$628	$48,087	$76,645	5,729	$(188)	$(8,492)	$116,680

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2019 and 2018

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483
Net Income	—	—	—	3,907	—	—	—	3,907
Other comprehensive income	—	—	—	—	—	—	703	703
Cash dividends declared ($0.24 per share)	—	—	—	(1,512)	—	—	—	(1,512)
Compensation expense related to restricted stock	—	—	72	—	—	—	—	72
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Stock options exercised	10,275	2	187	—	—	—	—	189
Compensation expense related to stock options	—	—	52	—	—	—	—	52

Balance, September 30, 2019	6,314,688	$632	$49,052	$84,522	13,807	$(455)	$1,143	$134,894

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2018	6,266,388	$627	$47,815	$74,315	5,729	$(188)	$(7,036)	$115,533
Net Income	—	—	—	3,710	—	—	—	3,710
Other comprehensive loss	—	—	—	—	—	—	(1,456)	(1,456)
Cash dividends declared ($0.22 per share)	—	—	—	(1,380)	—	—	—	(1,380)
Compensation expense related to restricted stock	—	—	52	—	—	—	—	52
Acquisition of treasury stock	—	—	—	—	—	—	—	—
Stock options exercised	8,125	1	161	—	—	—	—	162
Compensation expense related to stock options	—	—	59	—	—	—	—	59

Balance, September 30, 2018	6,274,513	$628	$48,087	$76,645	5,729	$(188)	$(8,492)	$116,680

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,619	$10,352
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	1,350
Depreciation	739	665
Amortization of intangible assets	79	97
Deferred income taxes	(176)	(198)
Net amortization of securities premiums and discounts	1,104	1,308
Net realized gain on sales of securities	(232)	(213)
Earnings and proceeds on life insurance policies	(630)	(848)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(67)	(42)
Net gain on sale of loans	(125)	(15)
Loans originated for sale	(2,767)	(752)
Proceeds from sale of loans originated for sale	2,846	767
Compensation expense related to stock options	156	177
Compensation expense related to restricted stock	217	154
Decrease (increase) in accrued interest receivable	50	(76)
Increase in accrued interest payable	817	271
Other, net	1,017	1,062

Net cash provided by operating activities	14,697	14,059

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	22,862	17,745
Proceeds from maturities and principal reductions on mortgage-backed securities	21,211	22,848
Purchases	(5,066)	(15,458)
Purchase of regulatory stock	(2,963)	(3,865)
Redemption of regulatory stock	3,752	4,109
Net increase in loans	(57,891)	(56,275)
Purchase of premises and equipment	(1,056)	(598)
Proceeds from sales of foreclosed real estate owned	312	696
Proceeds from sales of bank premises and equipment	246	—

Net cash used in investing activities	(18,593)	(30,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	27,653	10,330
Net (decrease) increase in short-term borrowings	(268)	10,290
Repayments of other borrowings	(22,378)	(9,296)
Proceeds from other borrowings	6,000	10,000
Stock options exercised	359	395
Purchase of treasury stock	(374)	(179)
Cash dividends paid	(4,529)	(4,130)

Net cash provided by financing activities	6,463	17,410

Increase in cash and cash equivalents	2,567	671
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	18,348	16,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,915	$17,368

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$5,709	$3,570
Income taxes paid, net of refunds	$1,447	$1,547
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,478	$333
Dividends payable	$1,512	$1,379

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three month and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended September 30,
(dollars in thousands)	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$72	$66
ATM fees	106	108
Overdraft fees	323	372
Safe deposit box rental	22	23
Loan related service fees	228	152
Debit card fees	370	358
Fiduciary activities	167	151
Commissions on mutual funds and annuities	30	51
Other income	143	374

Noninterest Income (in-scope of Topic 606)	1,461	1,655

Out-of-scope of Topic 606:
Net realized gains on sales of securities	169	13
Loan servicing fees	15	17
Gains on sales of loans	15	15
Earnings on and proceeds from bank-owned life insurance	222	297

Noninterest Income (out-of-scope of Topic 606)	421	342

Total Noninterest Income	$1,882	$1,997

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$205	$195
ATM fees	287	299
Overdraft fees	1,017	1,137
Safe deposit box rental	71	76
Loan related service fees	451	387
Debit card fees	1,067	991
Fiduciary activities	454	463
Commissions on mutual funds and annuities	111	154
Other income	379	651

Noninterest Income (in-scope of Topic 606)	4,042	4,353

Out-of-scope of Topic 606:
Net realized gains on sales of securities	233	213
Loan servicing fees	53	37
Gains on sales of loans	125	15
Earnings on and proceeds from bank-owned life insurance	630	848

Noninterest Income (out-of-scope of Topic 606)	1,041	1,113

Total Noninterest Income	$5,083	$5,466

3.	Earnings Per Share

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding	6,296	6,264	6,293	6,259
Less: Unvested restricted shares	(35)	(30)	(35)	(30)

Basic EPS weighted average shares outstanding	6,261	6,234	6,258	6,229

Basic EPS weighted average shares outstanding	6,261	6,234	6,258	6,229
Add: Dilutive effect of stock options and restricted shares	48	70	50	72

Diluted EPS weighted average shares outstanding	6,309	6,304	6,308	6,301

For the three and nine month periods ended September 30, 2019, there were 60,650 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $31.61 per share as of September 30, 2019.

For the three and nine month periods ended September 30, 2018, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $39.16 per share on September 30, 2018.

4.	Stock-Based Compensation

No awards were granted during the nine-month period ended September 30, 2019. As of September 30, 2019, there was $52,000 of total unrecognized compensation cost related to non-vested options granted in 2018 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2019. Compensation costs related to stock options amounted to $156,000 and $177,000 during the nine-month periods ended September 30, 2019 and 2018, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2019 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	208,700	$22.54	5.9 Yrs.	$2,183
Granted	—	—	—	—
Exercised	(19,575)	18.32	3.5 Yrs.	283
Forfeited	—	—	—	—

Outstanding at September 30, 2019	189,125	$22.98	5.4 Yrs.	$1,691

Exercisable at September 30, 2019	160,225	$21.29	4.7 Yrs.	$1,691

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $31.61 per share as of September 30, 2019 and $33.00 per share as of December 31, 2018.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2019 and 2018 is as follows:

	2019		2018
	Number of Restricted Stock	Weighted-Average Grant Date Fair Value	Number of Restricted Stock	Weighted-Average Grant Date Fair Value
Non-vested, January 1,	34,615	$27.82	30,415	$24.46
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, September 30,	34,615	$27.82	30,415	$24.46

The expected future compensation expense relating to the 34,615 shares of non-vested restricted stock outstanding as of September 30, 2019 is $746,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $217,000 and $154,000 during the nine-month periods ended September 30, 2019 and 2018, respectively.

5.	Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months and nine months ended September 30, 2019 and 2018:

Unrealized gains (losses) on available for sale securities (a)
Balance as of June 30, 2019	$440
Other comprehensive income before reclassification	835
Amount reclassified from accumulated other comprehensive loss	(132)

Total other comprehensive income	703

Balance as of September 30, 2019	$1,143

Unrealized gains (losses) on available for sale securities (a)
Balance as of June 30, 2018	$(7,036)
Other comprehensive loss before reclassification	(1,446)
Amount reclassified from accumulated other comprehensive loss	(10)

Total other comprehensive loss	(1,456)

Balance as of September 30, 2018	$(8,492)

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive income before reclassification	6,346
Amount reclassified from accumulated other comprehensive loss	(183)

Total other comprehensive income	6,163

Balance as of September 30, 2019	$1,143

Unrealized gains (losses) on available for sale securities (a)
Balance as of December 31, 2017	$(2,667)
Other comprehensive loss before reclassification	(5,657)
Amount reclassified from accumulated other comprehensive loss	(168)

Total other comprehensive loss	(5,825)

Balance as of September 30, 2018	$(8,492)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive loss (in thousands) for the three months and nine months ended September 30, 2019 and 2018:

Details about other comprehensive income	Amount Reclassified From Accumulated Other Comprehensive Income (Loss) (a)		Affected Line Item in Consolidated Statements of Income
	Three months ended September 30,
	2019	2018
Unrealized gains on available for sale securities	$169	$13	Net realized gains on sales of securities
	(37)	(3)	Income tax expense

	$132	$10

	Nine months ended September 30,
	2019	2018
Unrealized gains on available for sale securities	$233	$213	Net realized gains on sales of securities
	(50)	(45)	Income tax expense

	$183	$168

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2019	2018
Commitments to grant loans	$49,806	$51,225
Unfunded commitments under lines of credit	65,854	78,024
Standby letters of credit	3,687	4,410

	$119,347	$133,659

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2019 for guarantees under standby letters of credit issued is not material.

7.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$78,145	$1,396	$(14)	$79,527
Corporate obligations	6,200	5	(4)	6,201
Mortgage-backed securities-government sponsored entities	126,087	346	(962)	125,471

Total debt securities	$210,432	$1,747	$(980)	$211,199

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$99,218	$385	$(1,990)	$97,613
Corporate obligations	8,896	—	(256)	8,640
Mortgage-backed securities-government sponsored entities	142,197	25	(5,198)	137,024

Total debt securities	$250,311	$410	$(7,444)	$243,277

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$7,697	$(12)	$481	$(2)	$8,178	$(14)
Corporate obligations	—	—	3,109	(4)	3,109	(4)
Mortgage-backed securities-government sponsored entities	25,071	(118)	64,124	(844)	89,195	(962)

	$32,768	$(130)	$67,714	$(850)	$100,482	$(980)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$19,140	$(390)	$56,740	$(1,600)	$75,880	$(1,990)
Corporate obligations	2,045	(21)	6,595	(235)	8,640	(256)
Mortgage-backed securities-government sponsored entities	8,444	(22)	122,950	(5,176)	131,394	(5,198)

	$29,629	$(433)	$186,285	$(7,011)	$215,914	$(7,444)

At September 30, 2019, the Company had 30 debt securities in an unrealized loss position in the less than twelve months category and 58 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2019. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2019 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,365	$4,378
Due after one year through five years	17,693	17,705
Due after five years through ten years	33,194	33,365
Due after ten years	29,093	30,280

	84,345	85,728
Mortgage-backed securities-government sponsored entities	126,087	125,471

	$210,432	$211,199

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains	$169	$13	$233	$213
Gross realized losses	—	—	—	—

Net realized gain	$169	$13	$233	$213

Proceeds from sales of securities	$19,326	$3,162	$22,862	$17,745

Securities with a carrying value of $179,075,000 and $169,984,000 at September 30, 2019 and 2018, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.	Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2019		December 31, 2018
Real Estate Loans:
Residential	$230,624	25.5%	$235,523	27.7%
Commercial	384,376	42.4	374,790	44.1
Construction	18,267	2.0	17,445	2.0
Commercial, financial and agricultural	126,835	14.0	110,542	13.0
Consumer loans to individuals	145,547	16.1	112,002	13.2

Total loans	905,649	100.0%	850,302	100.0%

Deferred fees, net	(67)		(120)

Total loans receivable	905,582		850,182
Allowance for loan losses	(8,405)		(8,452)

Net loans receivable	$897,177		$841,730

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2019	December 31, 2018
Outstanding Balance	$946	$1,055
Carrying Amount	$807	$886

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, foreclosed real estate owned totaled $1,572,000 and $1,115,000, respectively. During the nine months ended September 30, 2019, the Company acquired three properties via deed-in-lieu transactions which have subsequently been sold, and foreclosed on one commercial property with a carrying value of $608,000. The Company also disposed of three properties that were previously transferred to foreclosed real estate owned with a carrying value of $151,000 through the sale of the properties. As of September 30, 2019, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $300,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
September 30, 2019
Individually evaluated for impairment	$—	$514	$—	$—	$—	$514
Loans acquired with deteriorated credit quality	577	230	—	—	—	807
Collectively evaluated for impairment	230,047	383,632	18,267	126,835	145,547	904,328

Total Loans	$230,624	$384,376	$18,267	$126,835	$145,547	$905,649

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2018
Individually evaluated for impairment	$—	$1,319	$—	$—	$—	$1,319
Loans acquired with deteriorated credit quality	630	256	—	—	—	886
Collectively evaluated for impairment	234,893	373,215	17,445	110,542	112,002	848,097

Total Loans	$235,523	$374,790	$17,445	$110,542	$112,002	$850,302

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
		(in thousands)
September 30, 2019
With no related allowance recorded:
Real Estate Loans:
Commercial	$514	$1,101	$—

Subtotal	514	1,101	—

Total:
Real Estate Loans:
Commercial	514	1,101	—

Total Impaired Loans	$514	$1,101	$—

	Recorded Investment	Unpaid Principal Balance	Associated Allowance
		(in thousands)
December 31, 2018
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,319	$1,747	$—

Subtotal	1,319	1,747	—

Total:
Real Estate Loans:
Commercial	1,319	1,747	—

Total Impaired Loans	$1,319	$1,747	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2019 and 2018, respectively (in thousands):

	Average Recorded Investment		Interest Income Recognized
	2019	2018	2019	2018
Real Estate Loans:
Residential	$—	$23	$—	$—
Commercial	633	1,217	—	15

Total	$633	$1,240	$—	$15

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2019 and 2018, respectively (in thousands):

	Average Recorded Investment		Interest Income Recognized
	2019	2018	2019	2018
Real Estate Loans:
Residential	$—	$23	$—	$—
Commercial	759	1,195	24	45

Total	$759	$1,218	$24	$45

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of September 30, 2019 and December 31, 2018, troubled debt restructured loans totaled $102,000 and $1.1 million, respectively, with no specific reserve. For the nine-month period ended September 30, 2019, there were no new loans identified as troubled debt restructurings. During 2019, the Company recognized a charge-off of $451,000 on a loan that was previously identified as a troubled debt restructuring. The loan was transferred to foreclosed real estate during the first quarter of 2019 with a carrying value of $608,000.

For the nine-month period ended September 30, 2018, there were no new loans identified as troubled debt restructurings nor did the Company recognize any write-down on loans that were previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of September 30, 2019 and December 31, 2018 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2019
Commercial real estate loans	$368,796	$12,301	$3,279	$—	$384,376
Commercial loans	126,371	252	212	—	126,835

Total	$495,167	$12,553	$3,491	$—	$511,211

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2018
Commercial real estate loans	$360,838	$7,918	$6,034	$—	$374,790
Commercial loans	109,966	82	494	—	110,542

Total	$470,804	$8,000	$6,528	$—	$485,332

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2019 and December 31, 2018 (in thousands):

	Performing	Nonperforming	Total
September 30, 2019
Residential real estate loans	$229,857	$767	$230,624
Construction	18,267	—	18,267
Consumer loans	145,490	57	145,547

Total	$393,614	$824	$394,438

	Performing	Nonperforming	Total
December 31, 2018
Residential real estate loans	$234,725	$798	$235,523
Construction	17,445	—	17,445
Consumer loans	112,002	—	112,002

Total	$364,172	$798	$364,970

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2019 and December 31, 2018 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2019
Real Estate loans
Residential	$228,976	$692	$189	$—	$767	$1,648	$230,624
Commercial	383,667	114	54	—	541	709	384,376
Construction	18,267	—	—	—	—	—	18,267
Commercial loans	126,795	14	—	—	26	40	126,835
Consumer loans	145,161	183	146	—	57	386	145,547

Total	$902,866	$1,003	$389	$—	$1,391	$2,783	$905,649

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2018
Real Estate loans
Residential	$234,201	$373	$151	$—	$798	$1,322	$235,523
Commercial	372,617	1,043	788	—	342	2,173	374,790
Construction	17,445	—	—	—	—	—	17,445
Commercial loans	110,191	320	31	—	—	351	110,542
Consumer loans	111,796	171	35	—	—	206	112,002

Total	$846,250	$1,907	$1,005	$—	$1,140	$4,052	$850,302

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of September 30, 2019, the allocation of the allowance pertaining to commercial real estate loans is $889,000 lower than the allocation as of December 31, 2018. This decrease is due primarily to a reduction in the historical factor which decreased from 0.42% as of December 31, 2018 to 0.21% at September 30, 2019. Also contributing to the reduced reserve balance is a decrease in the qualitative factor related to the annualized growth rate and large balance loans, which was partially offset by an increase due to a declining economy. Increases in other loan categories reflect loan growth and replenishment of the allowance due to charge offs.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(90)	(615)	—	(254)	(246)	(1,205)
Recoveries	20	18	—	31	39	108
Provision for loan losses	310	(292)	14	454	564	1,050

Ending balance, September 30, 2019	$1,568	$4,566	$107	$943	$1,221	$8,405

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,568	$4,566	$107	$943	$1,221	$8,405

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228
Charge Offs	(15)	—	—	(20)	(111)	(146)
Recoveries	5	4	—	10	4	23
Provision for loan losses	131	(132)	(5)	57	249	300

Ending balance, September 30, 2019	$1,568	$4,566	$107	$943	$1,221	$8,405

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2017	$1,272	$5,265	$90	$463	$544	$7,634
Charge Offs	(85)	(244)	—	(246)	(189)	(764)
Recoveries	2	33	—	—	25	60
Provision for loan losses	185	205	4	497	459	1,350

Ending balance, September 30, 2018	$1,374	$5,259	$94	$714	$839	$8,280

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,374	$5,259	$94	$714	$839	$8,280

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2018	$1,455	$5,247	$128	$690	$806	$8,326
Charge Offs	(10)	(110)	—	(241)	(72)	(433)
Recoveries	—	2	—	—	10	12
Provision for loan losses	(71)	120	(34)	265	95	375

Ending balance, September 30, 2018	$1,374	$5,259	$94	$714	$839	$8,280

The Company’s primary business activity as of September 30, 2019 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2019, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $80.7 million of loans outstanding, or 8.9% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $65.0 million, or 7.2% of loans outstanding. During 2019, the Company did not recognize any charge offs in the named concentrations.

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2019
Available for Sale:
States and political subdivisions	$79,527	$—	$79,527	$—
Corporate obligations	6,201	—	6,201	—
Mortgage-backed securities-government sponsored entities	125,471	—	125,471	—

Total	$211,199	$—	$211,199	$—

Description	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2018
Available for Sale:
States and political subdivisions	$97,613	$—	$97,613	$—
Corporate obligations	8,640	—	8,640	—
Mortgage-backed securities-government sponsored entities	137,024	—	137,024	—

Total	$243,277	$—	$243,277	$—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2019 and December 31, 2018 are as follows:

		Fair Value Measurement Using Reporting Date
(In thousands)
Description	Total	Level 1	Level 2	Level 3
September 30, 2019
Impaired Loans	$514	$—	$—	$514
Foreclosed Real Estate Owned	1,572	—	—	1,572
December 31, 2018
Impaired Loans	$1,319	$—	$—	$1,319
Foreclosed Real Estate Owned	1,115	—	—	1,115

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2019, the fair value investment in impaired loans totaled $514,000 which included five loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of September 30, 2019, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $587,000 over the life of the loans.

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

Foreclosed real estate owned (carried at fair value):

Real estate properties acquired through loan foreclosures, or by deed in lieu of loan foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2019
Impaired loans	$311	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-10.00% (10.00%)
Impaired loans	$203	Present value of future cash flows	Loan discount rate	4.00-6.97% (5.35%)
Foreclosed real estate owned	$1,572	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-10.00% (8.16%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2018
Impaired loans	$232	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00-81.54% (56.06%)
Impaired loans	$1,087	Present value of future cash flows	Loan discount rate	4.00-6.00% (5.80%)
Foreclosed real estate owned	$1,115	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00-85.71% (7.80%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2019 and December 31, 2018. (In thousands)

	Fair Value Measurements at September 30, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$20,915	$20,915	$20,915	$—	$—
Loans receivable, net	897,177	917,146	—	—	917,146
Mortgage servicing rights	180	220	—	—	220
Regulatory stock (1)	3,137	3,137	3,137	—	—
Bank owned life insurance (1)	38,562	38,562	38,562	—	—
Accrued interest receivable (1)	3,726	3,726	3,726	—	—
Financial liabilities:
Deposits	974,433	977,729	632,151	—	345,045
Short-term borrowings (1)	52,778	52,778	52,778	—	—
Other borrowings	35,906	36,229	—	—	36,229
Accrued interest payable (1)	2,623	2,623	2,623	—	—
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2018
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$18,348	$18,348	$18,348	$—	$—
Loans receivable, net	841,730	840,134	—	—	840,134
Mortgage servicing rights	178	220	—	—	220
Regulatory stock (1)	3,926	3,926	3,926	—	—
Bank owned life insurance (1)	37,932	37,932	37,932	—	—
Accrued interest receivable (1)	3,776	3,776	3,776	—	—
Financial liabilities:
Deposits	946,780	945,773	601,604	—	344,169
Short-term borrowings (1)	53,046	53,046	53,046	—	—
Other borrowings	52,284	52,043	—	—	52,043
Accrued interest payable (1)	1,806	1,806	1,806	—	—
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1)	This financial instrument is carried at cost, which approximates the fair value of the instrument.

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. This Update is intended to improve financial reporting for insurance companies that issue long-duration contracts, such as life insurance, disability income, long-term care, and annuities, by requiring updated assumptions for liability measurement, standardizing the liability discount rate, simplifying and improving the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts by requiring those benefits to be measured at fair value instead of using two different measurement models, simplifying the amortization of deferred acquisition costs, and increasing transparency by improving the effectiveness of disclosures. This Update is effective for public business entities for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On October 16, 2019, the FASB voted to defer the effective date for ASC 944, Financial Services – Insurance, for public business entities that are SEC filers, except for smaller reporting companies, to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years and for all other entities, including smaller reporting companies, to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at September 30, 2019 and December 31, 2018 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of September 30, 2019 were $1.216 billion compared to $1.185 billion as of December 31, 2018. The increase reflects growth in loans which were funded by an increase in deposits and cash flows from securities.

Securities

The fair value of securities available for sale as of September 30, 2019 was $211.2 million compared to $243.3 million as of December 31, 2018. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities. The fair value of the portfolio increased $7.8 million due to a reduction in unrealized losses on securities related to the decrease in interest rates during the first nine months of 2019.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$79,527	37.7%	$97,613	40.1%
Corporate obligations	6,201	2.9	8,640	3.6
Mortgage-backed securities-government sponsored entities	125,471	59.4	137,024	56.3

Total	$211,199	100.0%	$243,277	100.0%

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

Loans

Loans receivable totaled $905.6 million at September 30, 2019 compared to $850.2 million as of December 31, 2018. The increase in loans receivable includes a $29.5 million increase in retail loans and a $25.9 million increase in commercial loans.

The allowance for loan losses totaled $8,405,000 as of September 30, 2019 and represented 0.93% of total loans outstanding, compared to $8,452,000, or 0.99% of total loans, at December 31, 2018. The Company had net charge-offs for the nine months ended September 30, 2019 of $1,205,000 compared to $704,000 in the corresponding period in 2018. The increase in charge-offs was due to one large commercial loan relationship which was written down by $336,000 during the second quarter of 2019, and one commercial real estate credit which was written down by $451,000 and subsequently transferred to foreclosed real estate during the first quarter of 2019. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. Management considers the allowance adequate at September 30, 2019 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

As of September 30, 2019, non-performing loans totaled $1,391,000, or 0.15% of total loans compared to $1,140,000, or 0.13%, of total loans at December 31, 2018. At September 30, 2019, non-performing assets totaled $2,963,000, or 0.24%, of total assets, compared to $2,255,000, or 0.19%, of total assets at December 31, 2018.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$767	$798
Commercial	541	342
Construction	—	—
Commercial, financial and agricultural	26	—
Consumer loans to individuals	57	—

Total non-accrual loans *	1,391	1,140
Accruing loans which are contractually past due 90 days or more	—	—

Total non-performing loans	1,391	1,140
Foreclosed real estate	1,572	1,115

Total non-performing assets	$2,963	$2,255

Allowance for loans losses	$8,405	$8,452
Coverage of non-performing loans	604.24%	741.40%
Non-performing loans to total loans	0.15%	0.13%
Non-performing loans to total assets	0.11%	0.10%
Non-performing assets to total assets	0.24%	0.19%

*

Includes non-accrual TDRs of $102,000 as of September 30, 2019 and $110,000 on December 31, 2018. There were no accruing TDRs as of September 30, 2019 and $977,000 of accruing TDRs as of December 31, 2018.

Deposits

During the nine-month period ended September 30, 2019, total deposits increased $27.7 million due primarily to a $29.8 million increase in demand deposits which reflects seasonal activity in municipal account relationships. All other deposits decreased $2.1 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2019	December 31, 2018
Non-interest bearing demand	$231,211	$201,457
Interest-bearing demand	99,671	88,917
Money market deposit accounts	135,404	137,636
Savings	166,398	173,593
Time deposits <$100,000	146,779	145,343
Time deposits >$100,000	194,970	199,834

Total	$974,433	$946,780

Borrowings

Other borrowings as of September 30, 2019, totaled $35.9 million compared to $52.3 million as of December 31, 2018. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased slightly due to an $11.3 million reduction in overnight borrowings, which was partially offset by an $11.2 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2019	December 31, 2018
Notes with the FHLB:
Amortizing fixed rate borrowing due January 2019 at 1.393%	$—	$423
Term fixed rate borrowing due August 2019 at 1.606%	—	10,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	1,548	3,079
Amortizing fixed rate borrowing due July 2020 at 2.77%	4,234	7,962
Amortizing fixed rate borrowing due December 2020 at 1.706%	1,290	2,051
Amortizing fixed rate borrowing due December 2020 at 3.06%	3,161	5,000
Amortizing fixed rate borrowing due March 2022 at 1.748%	2,227	2,877
Amortizing fixed rate borrowing due August 2022 at 1.94%	5,838	—
Amortizing fixed rate borrowing due October 2022 at 1.88%	5,022	6,200
Amortizing fixed rate borrowing due October 2023 at 3.24%	8,286	9,692
Amortizing fixed rate borrowing due December 2023 at 3.22%	4,300	5,000

	$35,906	$52,284

Stockholders’ Equity and Capital Ratios

As of September 30, 2019, stockholders’ equity totaled $134.9 million, compared to $122.3 million as of December 31, 2018. The net change in stockholders’ equity included $10.6 million of net income that was partially offset by $4.5 million of dividends declared. In addition, total equity increased $6.2 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income (loss) could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2019	December 31, 2018
Tier 1 Capital
(To average assets)	10.07%	9.82%
Tier 1 Capital
(To risk-weighted assets)	13.01%	13.04%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.01%	13.04%
Total Capital
(To risk-weighted assets)	13.91%	14.00%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2019.

Liquidity

As of September 30, 2019, the Company had cash and cash equivalents of $20.9 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $211.2 million which could be used for liquidity needs. This totals $232.1 million of liquidity and represents 19.1% of total assets compared to $261.6 million and 22.1% of total assets as of December 31, 2018. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2019 and December 31, 2018. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2020. There were no borrowings under this line as of September 30, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of September 30, 2019 and December 31, 2018.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of September 30, 2019 and December 31, 2018.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $423,726,000 as of September 30, 2019, of which $38,103,000 and $67,873,000 was outstanding at September 30, 2019 and December 31, 2018, respectively. Additionally, as of September 30, 2019, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $55.0 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $45.0 million outstanding in the form of Letters of Credit as of December 31, 2018. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Three Months Ended September 30,
	2019			2018
	Average Balance (2)	Interest (1)	Average Rate (3)	Average Balance (2)	Interest (1)	Average Rate (3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$693	$5	2.89%	$471	$2	1.70%
Securities available for sale:
Taxable	147,079	798	2.17	168,086	895	2.13
Tax-exempt (1)	80,099	608	3.04	97,966	744	3.04

Total securities available for sale (1)	227,178	1,406	2.48	266,052	1,639	2.46
Loans receivable (1) (4) (5)	897,850	10,890	4.85	813,092	9,402	4.63

Total interest-earning assets	1,125,721	12,301	4.37	1,079,615	11,043	4.09
Non-interest earning assets:
Cash and due from banks	14,968			14,629
Allowance for loan losses	(8,344)			(8,440)
Other assets	83,474			67,247

Total non-interest earning assets	90,098			73,436

Total Assets	$1,215,819			$1,153,051

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$232,893	$173	0.30	$231,234	$110	0.19
Savings	168,972	26	0.06	179,897	23	0.05
Time	348,890	1,588	1.82	310,502	983	1.27

Total interest-bearing deposits	750,755	1,787	0.95	721,633	1,116	0.62
Short-term borrowings	56,136	135	0.96	50,998	111	0.87
Other borrowings	39,349	246	2.50	36,028	171	1.90

Total interest-bearing liabilities	846,240	2,168	1.02	808,659	1,398	0.69
Non-interest bearing liabilities:
Demand deposits	218,893			217,258
Other liabilities	16,649			9,829

Total non-interest bearing liabilities	235,542			227,087
Stockholders’ equity	134,037			117,305

Total Liabilities and Stockholders’ Equity	$1,215,819			$1,153,051

Net interest income/spread (tax equivalent basis)		10,133	3.35%		9,645	3.40%

Tax-equivalent basis adjustment		(242)			(257)

Net interest income		$9,891			$9,388

Net interest margin (tax equivalent basis)			3.60%			3.57%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Three months ended September 30, 2019 Compared to Three months ended September 30, 2018 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1	$2	$3
Securities available for sale:
Taxable	(112)	15	(97)
Tax-exempt securities	(136)	—	(136)

Total securities	(248)	15	(233)
Loans receivable	1,005	483	1,488

Total interest-earning assets	758	500	1,258

Interest-bearing liabilities:
Interest-bearing demand and money market	1	62	63
Savings	(1)	4	3
Time	161	444	605

Total interest-bearing deposits	161	510	671
Short-term borrowings	12	12	24
Other borrowings	19	56	75

Total interest-bearing liabilities	192	578	770

Net interest income (tax-equivalent basis)	$566	$(78)	$488

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2019 to September 30, 2018

General

For the three months ended September 30, 2019, net income totaled $3,907,000 compared to $3,710,000 earned in the similar period in 2018. The increase in net income for the three months ended September 30, 2019 was due primarily to a $503,000 improvement in net interest income. Earnings per share for the current period were $0.62 per share for basic shares and fully diluted shares compared to $0.59 per share for basic shares and $0.58 per share for fully diluted shares for the three months ended September 30, 2018. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2019 were 1.27% and 11.56%, respectively, compared to 1.28% and 12.55%, respectively, for the similar period in 2018.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2019 to September 30, 2018
Net income three months ended September 30, 2018	$3,710
Change due to:
Net interest income	503
Provision for loan losses	75
Net gains on sales	156
Other income	(271)
Salaries and employee benefits	(90)
Occupancy, furniture and equipment	(6)
Data processing and related operations	(112)
Foreclosed real estate	(50)
All other expenses	39
Income tax expense	(47)

Net income three months ended September 30, 2019	$3,907

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2019 totaled $10,133,000 which was $488,000 higher than the comparable period in 2018. The increase in net interest income was due primarily to a $1,488,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $233,000 decrease in securities income. The fte net interest spread and net interest margin were 3.35% and 3.60%, respectively, for the three months ended September 30, 2019 compared to 3.40% and 3.57%, respectively, for the similar period in 2018. The decrease in the net interest spread reflects the increased cost of funding.

Interest income (fte) totaled $12,301,000 with a yield on average earning assets of 4.37% compared to $11,043,000 and 4.09% for the 2018 period. Average loans increased $84.8 million over the comparable period of last year, while average securities decreased $38.9 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.126 billion for the three months ended September 30, 2019, an increase of $46.1 million over the average for the similar period in 2018.

Interest expense for the three months ended September 30, 2019 totaled $2,168,000 at an average cost of 1.02% compared to $1,398,000 and 0.69% for the similar period in 2018. The increase in average cost reflects the rising rates on borrowed funds and certificates of deposit. The average cost of time deposits, which is the most significant component of funding, increased to 1.82% from 1.27% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2019 was $300,000 compared to $375,000 for the three months ended September 30, 2018. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $123,000 for the quarter ended September 30, 2019, compared to $421,000 for the similar period in 2018. At September 30, 2019, the allowance for loan losses represented 0.93% of loans receivable and 604% of non-performing loans.

Other Income

Other income totaled $1,882,000 for the three months ended September 30, 2019, compared to $1,997,000 for the similar period in 2018. The decrease was due primarily to a $75,000 reduction in earnings and proceeds on bank-owned life insurance policies and a $283,000 reduction in other income due to a litigation settlement in the 2018 period. Gains on sales of securities increased $156,000 over the comparable period in 2018.

Other Expense

Other expense for the three months ended September 30, 2019 totaled $6,791,000, which was $219,000 higher than the same period of 2018 due primarily to a $90,000 increase in salaries and benefits expenses and a $112,000 increase in data processing costs. All other operating expenses increased $17,000, net. The efficiency ratio was 56.5% during the three months ended September 30, 2019 and 2018.

Income Tax Expense

Income tax expense totaled $775,000 for an effective tax rate of 16.6% for the period ended September 30, 2019 compared to $728,000 for an effective tax rate of 16.4% for the similar period in 2018.

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis, dollars in thousands)	Nine Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$3,853	$70	2.42%	$4,789	$63	1.75%
Securities available for sale:
Taxable	152,404	2,545	2.23	169,475	2,674	2.10
Tax-exempt (1)	89,369	2,038	3.04	103,217	2,366	3.06

Total securities available for sale (1)	241,773	4,583	2.53	272,692	5,040	2.46
Loans receivable (1) (4) (5)	877,283	31,419	4.78	789,700	26,950	4.55

Total interest-earning assets	1,122,909	36,072	4.28	1,067,181	32,053	4.00
Non-interest earning assets:
Cash and due from banks	14,473			14,317
Allowance for loan losses	(8,472)			(8,203)
Other assets	79,743			67,882

Total non-interest earning assets	85,744			73,996

Total Assets	$1,208,653			$1,141,177

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$230,748	$486	0.28	$236,390	$335	0.19
Savings	172,148	77	0.06	179,489	67	0.05
Time	356,222	4,792	1.79	317,549	2,796	1.17

Total interest-bearing deposits	759,118	5,355	0.94	733,428	3,198	0.58
Short-term borrowings	48,957	344	0.94	39,310	201	0.68
Other borrowings	45,059	827	2.45	33,982	442	1.73

Total interest-bearing liabilities	853,134	6,526	1.02	806,720	3,841	0.63
Non-interest bearing liabilities:
Demand deposits	210,900			209,323
Other liabilities	15,252			9,237

Total non-interest bearing liabilities	226,152			218,560
Stockholders’ equity	129,367			115,897

Total Liabilities and Stockholders’ Equity	$1,208,653			$1,141,177

Net interest income/spread (tax equivalent basis)		29,546	3.26%		28,212	3.37%

Tax-equivalent basis adjustment		(773)			(802)

Net interest income		$ 28,773			$27,410

Net interest margin (tax equivalent basis)			3.51%			3.52%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease) Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018 Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(15)	$22	$7
Securities available for sale:
Taxable	(215)	86	(129)
Tax-exempt securities	(315)	(13)	(328)

Total securities	(530)	73	(457)
Loans receivable	3,015	1,454	4,469

Total interest-earning assets	2,470	1,549	4,019

Interest-bearing liabilities:
Interest-bearing demand and money market	(11)	162	151
Savings	(3)	13	10
Time	476	1,520	1,996

Total interest-bearing deposits	462	1,695	2,157
Short-term borrowings	60	83	143
Other borrowings	175	210	385

Total interest-bearing liabilities	697	1,988	2,685

Net interest income (tax-equivalent basis)	$1,773	$(439)	$1,334

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 to September 30, 2018

General

For the nine months ended September 30, 2019, net income totaled $10,619,000 compared to $10,352,000 earned in the similar period in 2018. The increase in net income for the nine months ended September 30, 2019 was due primarily to a $1,363,000 increase in net interest income. Earnings per share for the current period were $1.70 per share for basic shares and $1.68 for fully diluted shares compared to $1.66 per share for basic shares and $1.64 per share for fully diluted shares for the nine months ended September 30, 2018. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2019 were 1.17% and 10.97%, respectively, compared to 1.21% and 11.94%, respectively, for the similar period in 2018.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2019 to September 30, 2018
Net income nine months ended September 30, 2018	$10,352
Change due to:
Net interest income	1,363
Provision for loan losses	300
Net gains on sales	130
Other income	(513)
Salaries and employee benefits	(470)
Occupancy, furniture and equipment	(121)
Data processing and related operations	(373)
Foreclosed real estate	31
All other expenses	(118)
Income tax expense	38

Net income nine months ended September 30, 2019	$10,619

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2019 totaled $29,546,000 which was $1,334,000 higher than the comparable period in 2018. The increase in net interest income was due primarily to a $4,469,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $457,000 decrease in securities income. The fte net interest spread and net interest margin were 3.26% and 3.51%, respectively, for the nine months ended September 30, 2019 compared to 3.37% and 3.52%, respectively, for the similar period in 2018. The decrease in the net interest spread and margin reflects the increased cost of funding.

Interest income (fte) totaled $36,072,000 with a yield on average earning assets of 4.28%, compared to $32,053,000 and 4.00% for the 2018 period. Average loans increased $87.6 million over the comparable period of last year, while average securities decreased $30.9 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.209 billion for the nine months ended September 30, 2019, an increase of $67.5 million over the average for the similar period in 2018.

Interest expense for the nine months ended September 30, 2019 totaled $6,526,000 at an average cost of 1.02% compared to $3,841,000 and 0.63% for the similar period in 2018. The increase in average cost reflects the rising interest rates on borrowed funds and certificates of deposit. The average cost of time deposits, which is the most significant component of funding, increased to 1.79% from 1.17% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2019 was $1,050,000 compared to $1,350,000 for the nine months ended September 30, 2018. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $1,097,000 for the nine months ended September 30, 2019 compared to $704,000 for the similar period in 2018. The increase in charge-offs was due primarily to two commercial credits which were written down by $786,000 in the aggregate during the 2019 period. At September 30, 2019, the allowance for loan losses represented 0.93% of loans receivable and 604% of non-performing loans.

Other Income

Other income totaled $5,083,000 for the nine months ended September 30, 2019 compared to $5,466,000 for the similar period in 2018. The decrease was due primarily to a $218,000 decrease in earnings and proceeds on bank-owned life insurance policies and a $358,000 decrease in other income due to the settlement of litigation in the 2018 period. Gains from the sales of loans and securities increased $130,000 over the first nine months of 2018, while all other items included in other income increased $63,000, net.

Other Expenses

Other expenses for the nine months ended September 30, 2019 totaled $20,224,000 which was $1,051,000 higher than the same period of 2018 due primarily to a $470,000 increase in salaries and benefits expenses and a $373,000 increase in data processing costs. All other operating expenses increased $208,000, net. The efficiency ratio for the first nine months of 2019 was 58.4% compared to 56.9% during the same period of 2018.

Income Tax Expense

Income tax expense totaled $1,963,000 for an effective tax rate of 15.6% for the period ended September 30, 2019 compared to $2,001,000 for an effective tax rate of 16.2% for the similar period in 2018.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2019, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2019, the Company had a positive 90-day interest sensitivity gap of $16.1 million or 1.3% of total assets, compared to the $18.7 million negative gap, or (1.6)% of total assets, as of December 31, 2018. Rate-sensitive assets repricing within 90 days increased $22.8 million due primarily to a $16.3 million increase in loans and a $5.9 million increase in securities. Rate-sensitive liabilities repricing within 90 days decreased $12.0 million since year end due to a $9.9 million decrease in borrowings and a $3.3 million decrease in time deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2019

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$848	$—	$—	$—	$848
Securities	12,710	35,716	59,137	103,636	211,199
Loans Receivable	151,604	166,461	296,280	291,237	905,582

Total RSA	$165,162	$202,177	$355,417	$394,873	$1,117,629

Non-maturity interest-bearing deposits	$60,709	$59,128	$157,532	$124,104	$401,473
Time Deposits	70,416	135,891	99,088	36,354	341,749
Borrowings	17,961	29,028	38,056	3,639	88,684

Total RSL	$149,086	$224,047	$294,676	$164,097	$831,906

Interest Sensitivity Gap	$16,076	$(21,870)	$60,741	$230,776	$285,723
Cumulative Gap	16,076	(5,794)	54,947	285,723
RSA/RSL-cumulative	110.8%	98.4%	108.2%	134.3%
December 31, 2018
Interest Sensitivity Gap	$(18,749)	$(60,791)	$18,852	$303,804	$243,116
Cumulative Gap	(18,749)	(79,540)	(60,688)	243,116
RSA/RSL-cumulative	88.4%	79.8%	91.1%	128.6%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not Applicable.

(b) Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2019.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2019	—	$—	—	129,500
August 1 – 31, 2019	—	—	—	129,500
September 1 – 30, 2019	—	—	—	129,500

Total	—	$—	—	129,500

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description

3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp. (1)

3(ii)	Bylaws of Norwood Financial Corp. (2)

4.0	Specimen Stock Certificate of Norwood Financial Corp. (3)

10.1	Employment Agreement with Lewis J. Critelli (4)

10.2	Change in Control Severance Agreement with William S. Lance(4)

10.3	Change in Control Severance Agreement with Robert J. Mancuso(5)

10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (6)

10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (7)

10.6	Salary Continuation Agreement between the Bank and John H. Sanders (8)

10.7	2006 Stock Option Plan (9)

10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (10)

10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (10)

10.10	Change In Control Severance Agreement with James F. Burke(11)

10.11	2014 Equity Incentive Plan, as amended(12)

10.12	Addendum to Change in Control Severance Agreement with William S. Lance (13)

10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (7)

10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (7)

10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (7)

10.16	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(14)

10.17	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(14)

10.18	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(14)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101	Interactive Data Files consisting of the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from Exhibit 3(i) to the Registrant’s Form 10-Q filed with the Commission on May 9, 2019
(2)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014
(3)

Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364

(4)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(5)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.
(6)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.
(7)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(8)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.
(9)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(10)	Incorporated herein by reference from Exhibit 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.
(11)	Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(13)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.
(14)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: November 8, 2019	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)