Form 10-K
period 2019-12-31
NORWOOD FINANCIAL CORP
filed 2020-03-13
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-28364

NORWOOD FINANCIAL CORP.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2828306
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

717 Main Street, Honesdale, Pennsylvania	18431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (570) 253-1455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbols	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	NWFL	The Nasdaq Stock Market LLC

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

The registrant’s voting stock trades on the NASDAQ Global Market under the symbol “NWFL.” The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 28, 2019, $34.81 per share, was $206.9 million based on 5,943,335 shares of Common Stock held by non-affiliates on that date. For purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, and all persons beneficially owning more than 5% of the registrant’s common stock.

As of March 1, 2020, there were 6,330,561 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended December 31, 2019. (Parts I, II, and IV)

2.	Portions of the definitive Proxy Statement for the 2020 Annual Meeting of Shareholders. (Part III)

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

Item 1. Business

General

Norwood Financial Corp. (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2019, the Company had total consolidated assets of $1.231 billion, consolidated deposits of $957.5 million, and consolidated stockholders’ equity of $137.4 million.

The Company’s ratio of average equity to average assets was 10.86%, 10.15%, and 10.34% for fiscal years 2019, 2018 and 2017, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC.

The Bank is an independent community bank with 27 offices in Northeastern Pennsylvania and the Southern Tier of New York. The Bank has five offices in Wayne County, two offices in Pike County, four offices in Monroe County, two offices in Lackawanna County and two offices in Luzerne County, Pennsylvania. As a result of the acquisition of Delaware Bancshares, Inc., Wayne Bank now has six offices in Delaware County, New York, and six offices in Sullivan County, New York.

The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe, Lackawanna and Luzerne and, to a much lesser extent, Susquehanna County and the Southern Tier New York counties of Delaware and Sullivan. In addition, the Bank operates 28 automated teller machines, each one located at a branch facility.

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

Proposed Acquisition of UpState New York Bancorp, Inc.

On January 8, 2020, the Company and its wholly owned subsidiary, Wayne Bank, and UpState New York Bancorp, Inc. (“UpState”), and its wholly owned subsidiary, USNY Bank (“USNY Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which UpState will merge with and into the Company, with the Company as the surviving corporation. Concurrent with the merger, it is expected that USNY Bank will merge with and into Wayne Bank.

USNY Bank conducts its business from its two Bank of the Finger Lakes offices in Geneva and Penn Yan, New York, and two Bank of Cooperstown offices in Cooperstown and Oneonta, New York. As of September 30, 2019, UpState had total assets of $435.9 million, total net loans of $379.2 million, total deposits of $387.1 million and total stockholders’ equity of $45.3 million.

Pursuant to the terms of the Merger Agreement, shareholders of UpState will have the opportunity to elect to receive for each share of UpState common stock they own, either 0.9390 shares of Norwood common stock or $33.33 in cash, or a combination of both. All shareholder elections will be subject to the allocation and proration procedures set forth in the Merger Agreement which are intended to ensure that 90% of the shares of UpState will be exchanged for Norwood common stock and 10% of the shares of UpState will be exchanged for cash. In addition to the purchase price per share, UpState may also be permitted, under certain performance conditions, to distribute at the closing of the merger, a special cash dividend of up to an additional $0.67 per share to UpState’s shareholders. In the event of a greater than 20% decline in market value of the Company’s common stock, UpState may, in certain circumstances, be able to terminate the Merger Agreement unless the Company increases the number of shares into which UpState common stock may be converted.

The senior management of the Company and Wayne Bank will remain the same following the merger. UpState directors Jeffrey S. Gifford and Alexandra K. Nolan will be appointed to the boards of directors of Norwood and Wayne Bank. In addition, the other directors of UpState will be invited to join a regional advisory board. UpState President and CEO R. Michael Briggs will enter into a consulting agreement with Wayne Bank. Norwood will retain the brand names of USNY’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and will also retain USNY’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, will also remain in place as executives of their units.

Completed Acquisitions

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware and Sullivan Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30,

2019 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 21.2%, the second largest share in Pike County with 18.3%, seventh largest share in Monroe County with 3.6%, the eleventh largest share in Lackawanna County with 1.2% and the nineteenth largest share in Luzerne County with 0.01%.. At June 30, 2019, the Bank had the second largest share of FDIC-insured deposits in Delaware County, New York, with 28.2% and the sixth largest share in Sullivan County, New York, with 7.3%. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2019, the Bank had 213 full-time and 7 part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Lending Activities

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2019, there were $141.1 million of indirect loans in the portfolio. In connection with the acquisition of Delaware Bancshares, Inc., the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans. As of December 31, 2019, the approximate outstanding balance of these acquired loans was $57.9 million. In connection with the acquisition of North Penn Bancorp, Inc., the Company acquired approximately $119.7 million in loans, including $36.2 million in residential real estate loans, $70.8 million in commercial real estate loans, $10.5 million in commercial, financial and agricultural loans, $1.8 million in consumer loans and $358,000 in construction loans. As of December 31, 2019, the approximate outstanding balance of these acquired loans was $21.1 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2019, the Bank had approximately $84.6 million in loans on commercial rentals, as well as $64.6 million of loans outstanding to the hospitality lodging industry, which are its largest lending concentrations.

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

The Bank’s adjustable-rate loan portfolio includes approximately $11.7 million in loan participations indexed to the London Interbank Offered Rate (“LIBOR”) which is expected to be phased out by the end of 2021. The Bank anticipates that the terms of LIBOR-based loans, which have not matured prior to the phase-out of LIBOR will be negotiated to incorporate a to-be-determined substitute reference rate. The Bank must rely on the lead bank to renegotiate the terms of loans in which the Bank has a participation. There can be no assurance that the lead bank will be able to successfully renegotiate the loans in which the Bank has participations or that the substitute reference rate will perform as satisfactorily as LIBOR.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that are presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), enacted in 2018, residential mortgages originated for portfolio by insured depository institutions, like the Bank, with less than $10 billion in total consolidated assets will be treated as qualified mortgages; provided that the mortgage terms do not include interest-only payments or negative amortization, total points and fees do not exceed 3% of the loan amount, prepayment penalties are not in excess of those permitted for qualified mortgages under Regulation Z and the lender has considered and documented the debt, income and financial resources of the borrower.

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

Loan Portfolio Composition. Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2019		2018		2017		2016		2015
	$	%	$	%	$	%	$	$	$	%
	(dollars in thousands)
Commercial loans	$134,150	14.5	$110,542	13.0	$97,461	12.7	$85,508	12.0	$71,090	12.7
Real Estate-Construction	17,732	1.9	17,445	2.0	17,228	2.3	19,709	2.8	18,987	3.4
Real Estate-Residential	229,781	24.9	235,523	27.7	235,759	30.8	237,177	33.2	161,820	28.9
Real Estate-Commercial	391,327	42.3	374,790	44.1	342,934	44.9	320,187	44.8	279,123	49.8
Consumer loans	151,686	16.4	112,002	13.2	70,953	9.3	51,524	7.2	29,231	5.2

	924,676	100.0	850,302	100.0	764,335	100.0	714,105	100.0	560,251	100.0

Deferred fees, net	(95)		(120)		(243)		(216)		(326)
Allowance for loan losses	(8,509)		(8,452)		(7,634)		(6,463)		(7,298)

Loans receivable, net	$916,072		$841,730		$756,458		$707,426		$552,627

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2019. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	Over Five Years	Total
	(dollars in thousands)
Commercial loans	$16,105	$29,136	$88,909	$134,150
Real Estate – Construction	6,676	2,814	8,242	17,732

Total	$22,781	$31,950	$97,151	$151,882

Loans with fixed rates	$9,789	$22,906	$66,009	$98,704
Loans with floating rates	15,283	13,390	24,505	53,178

Total	$25,072	$36,296	$90,514	$151,882

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans 90 days or more delinquent on which the Bank was accruing interest at the dates indicated. At December 31, 2019, 2018, 2017, 2016, and 2015, the Company also had $99,000, $1.1 million, $1.1 million, $1.5 million, and $6.8 million, respectively, in troubled debt restructurings. For the year ended December 31, 2019, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $101,000 of which $30,000 was collected. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2019 was $19,000 of which $5,000 was collected. Of those loans classified as troubled debt restructurings at December 31, 2019, one loan with a balance of $99,000 is included in non-accrual loans.

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Non-accrual loans:
Real Estate loans
Residential	$567	$798	$1,706	$1,136	$440
Commercial	99	342	277	762	6,649
Construction	—	—	—	28	—
Commercial	50	—	—	—	43
Consumer loans	79	—	—	—	—

Total non-accrual loans*	795	1,140	1,983	1,926	7,132

Accruing loans which are contractually past-due 90 days or more	—	—	496	1	—

Total non-performing loans	795	1,140	2,479	1,927	7,132
Foreclosed real estate	1,556	1,115	1,661	5,302	2,847

Total non-performing assets	$2,351	$2,255	$4,140	$7,229	$9,979

Total non-performing loans to total loans	0.09%	0.13%	0.32%	0.27%	1.27%
Total non-performing loans to total assets	0.06%	0.10%	0.22%	0.17%	0.95%
Total non-performing assets to total assets	0.19%	0.19%	0.37%	0.65%	1.33%

*

Includes non-accrual TDRs of $99,000, $110,000, $144,000, $477,000, and $5.7 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively. The Company also had $0, $977,000, $996,000, $1.0 million, and $1.1 million in accruing TDRs, respectively, on those dates.

The recorded investment in impaired loans, not requiring an allowance for loan losses was $143,000 (net of a charge-off against the allowance for loan losses of $251,000) and $1,319,000 (net of a charge-off against the allocation for loan losses of $428,000) at December 31, 2019 and 2018, respectively. The recorded investment in impaired loans, requiring an allowance for loan losses was $2.0 million (net of a charge-off against the allowance for loan losses of $0) at December 31, 2019. There were no impaired loans requiring an allowance on December 31, 2018. The specific reserve related to impaired loans was $417,000 for 2019 and $0 for 2018. For the years ended December 31, 2019 and 2018, the average recorded investment in these impaired loans was $1,036,000 and $1,220,000, respectively, and the interest income recognized on these impaired loans was $233,000 and $67,000, respectively. In connection with the Delaware Bancshares acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $2.6 million, which are being carried at their fair value of $476,000. In connection with the North Penn acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $1.9 million, which are being carried at their fair value of $220,000.

As of December 31, 2019, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled Debt Restructured Loans. Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. During 2019, there were no new loan relationships identified as troubled debt restructures.

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

The following table sets forth at the dates indicated the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Special mention	$12,516	$8,000	$9,696	$6,317	$1,837
Substandard	3,803	6,620	5,536	4,346	9,437
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—

Total	$16,319	$14,620	$15,232	$10,663	$11,274

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Total loans receivable net of deferred fees	$924,581	$850,182	$764,092	$713,889	$559,925
Average loans receivable	885,742	800,957	737,765	626,907	529,989

Allowance balance at beginning of period	$8,452	$7,634	$6,463	$7,298	$5,875
Charge-offs:
Commercial	(911)	(246)	—	(15)	—
Real Estate – residential, commercial and construction	(102)	(480)	(1,013)	(2,834)	(3,107)
Consumer	(420)	(263)	(207)	(102)	(91)

Total	(1,433)	(989)	(1,220)	(2,951)	(3,198)

Recoveries:
Commercial	173	8	—	—	—
Real Estate – residential, commercial and construction	24	42	165	21	20
Consumer	43	32	26	45	21

Total	240	82	191	66	41

Net Charge-offs	(1,193)	(907)	(1,029)	(2,885)	(3,157)
Provision Expense	1,250	1,725	2,200	2,050	4,580

Allowance balance at end of period	$8,509	$8,452	$7,634	$6,463	$7,298

Allowance for loan losses as a percent of total loans outstanding	0.92%	0.99%	1.00%	0.91%	1.30%
Net loans charged off as a percent of average loans outstanding	0.13%	0.11%	0.14%	0.46%	0.60%

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

	As of December 31,
	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Commercial	$949	14.5%	$712	13.0%	$463	12.7%	$307	12.0%	$397	12.7%
Real estate – construction	95	1.9	93	2.0	90	2.3	78	2.8	90	3.4
Real estate – residential	1,552	24.9	1,328	27.7	1,272	30.8	1,092	33.2	1,069	28.9
Real estate – commercial	4,687	42.3	5,455	44.1	5,265	44.9	4,623	44.8	5,506	49.8
Consumer	1,226	16.4	864	13.2	544	9.3	363	7.2	236	5.2

Total	$8,509	100.0%	$8,452	100.0%	$7,634	100.0%	$6,463	100.0%	$7,298	100.0%

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

Securities Portfolio. Amortized cost and fair values of securities, all of which are classified as available-for-sale, at the dates indicated are as follows:

	As of December 31,
	2019	2018	2017
	(in thousands)
U.S. Treasury securities	$—	$—	$2,001
State and political subdivisions	70,015	99,218	120,000
Corporate obligations	4,097	8,896	10,068
Mortgage-backed securities – government sponsored entities	135,646	142,197	152,901

Total Securities	$209,758	$250,311	$284,970

Fair Value of Securities	$210,205	$243,277	$281,121

Maturity Distribution of Securities. The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2019. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
State and political subdivision	$3,261	2.43%	$10,990	2.17%	$28,413	2.57%	$28,641	3.92%	$71,305	3.04%
Corporate obligations	1,003	2.55	3,097	2.04	—	—	—	—	4,100	2.16
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	134,800	2.01	134,800	2.01
Total Investment Securities	$4,264	2.46%	$14,087	2.14%	$28,413	2.57%	$163,441	2.34%	$210,205	2.36%

Deposit Activities

General. The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. The Bank has no current brokered deposits through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, PopMoney® mobile payments and Automated Clearing House (ACH) activity. The Bank operates twenty-eight automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2019		2018		2017
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Non-interest bearing demand	$213,165	—%	$208,222	—%	$200,368	—%
Interest-bearing demand	95,333	0.16	91,782	0.10	89,881	0.07
Money Market	134,579	0.38	142,147	0.26	155,836	0.22
Savings	170,167	0.06	178,203	0.05	189,548	0.05
Time	356,282	1.79	322,768	1.27	293,641	0.98

Total	$969,526		$943,122		$929,274

Maturities of Time Deposits. The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2019.

Amount
Maturity Period	(in thousands)
Within three months	$26,567
Over three through six months	45,043
Over six through twelve months	95,269
Over twelve months	49,899

$216,778

Short-Term Borrowings

The following table sets forth information concerning the Bank’s short-term borrowings (those with original maturities within one year) which consist principally of securities sold under agreements to repurchase, short-term fixed-rate FHLB advances and federal funds purchased during the periods indicated. Securities sold under repurchase agreements consist of commercial and municipal customers’ funds invested in overnight securities for cash management purposes.

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Short-term borrowings:
Average balance during the year	$48,945	$41,963	$39,170
Maximum month-end balance during the year	$62,256	$53,046	$54,286
Average interest rate during the year	0.96%	0.77%	0.51%
Total short-term borrowings at end of the year	$62,256	$53,046	$42,530
Weighted average interest rate at the end of the year	1.30%	1.27%	0.87%

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2019, the Bank had $170.7 million of assets under management compared to $151.2 million as of December 31, 2018. The increase is partially due to stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $141,000 and $185,000 in 2019 and 2018, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2019 and 2018, the outstanding balance of foreclosed properties on which WTRO held title totaled $1,556,000 and $1,070,000, respectively.

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

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, the Company may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any business activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

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

Pennsylvania Banking Law. The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state-chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as the Bank, are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years. That system, effective July 1, 2016, replaced the previous system under which institutions were placed into risk categories.

By FDIC rule effective April 1, 2011, the deposit insurance assessment range was set at 2.5 to 45 basis points of total assets less tangible equity. In conjunction with the Deposit Insurance Fund’s reserve ratio reaching 1.15%, effective July 1, 2016, the assessment range was reduced for insured institutions of less than $10 billion of total assets to 1.5 basis points to 30 basis points.

Federal legislation increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to achieve the 1.35% ratio by September 30, 2020. The law required insured institutions with assets of $10 billion or more to fund the increase from 1.15% to 1.35% and, effective July 1, 2016, such institutions were subjected to a surcharge to achieve that goal. The 1.35% ratio was reached effective September 30, 2018. As a result, the surcharges ceased and institutions with less than $10 billion of assets received credits for assessment payments made that contributed to achieving the 1.35% ratio. The legislation eliminated the 1.5% statutory maximum ratio for the Deposit Insurance Fund and delegated to the FDIC the authority to set a maximum ratio. The FDIC has established a long-term target reserve ratio of 2.0% for the Deposit Insurance Fund, and it is expected that the current deposit insurance assessment structure will continue until the target reserve ratio is attained.

In addition, all FDIC-insured institutions have been required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates averaged approximately 0.0013% of insured deposits on an annualized basis for the first two calendar quarters of 2019. With the maturing of the final FICO bonds, the FICO assessments were terminated after the second quarter of 2019.

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

EGRRCPA directed the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. The federal banking agencies have issued a final rule, effective January 1, 2020, under which a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The Bank has not determined to date whether it will opt into community bank leverage ratio framework.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2019.

Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. Under the final community bank leverage ratio regulations, a qualifying community bank will be deemed well capitalized if it maintains a community bank leverage ratio greater than 9.0%. In addition, a bank that has elected to use the community bank leverage ratio framework will continue to be considered well capitalized during a two-quarter grace period after its leverage ratio falls below 9.0%, provided that the leverage ratio remains above 8.0%.

An institution is “adequately capitalized” if it has a Total Risk-Based Capital Ratio of 8.0% or greater, a Tier 1 Risk-Based Capital Ratio of 6.0% or greater, a Common Equity Tier 1 Capital Ratio of 4.5% or better and a Leverage Ratio of 4.0% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 8.0%, a Tier 1 Risk-Based Capital ratio of less than 6.0%, a Common Equity Tier 1 ratio of less than 4.5% or a Leverage Ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Capital Ratio of less than 6.0%, a Tier 1 Risk-Based Capital Ratio of less than 4.0%, a Common Equity Tier 1 ratio of less than 3.0% or a Leverage Ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%

The prompt corrective action regulations provide for the imposition of a variety of requirements and limitations on institutions that fail to meet the above capital requirements. In particular, the FDIC may require any state non-member bank that is not “adequately capitalized” to take certain action to increase its capital ratios. If the non-member bank’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the bank’s activities may be restricted.

At December 31, 2019, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2019, the Bank’s loans-to-one-borrower limitation was $19.5 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2019, the Bank was in compliance with this requirement. The FHLB incurred losses in both 2009 and 2010 and suspended the payment of dividends. However, the FHLB has shown positive results since 2011 which includes stock redemptions and resumed dividend payments. The losses were primarily attributable to impairment of investment securities associated with the extreme economic conditions in place during the previous several years. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein. More consideration was given to the long-term prospects for the FHLB as opposed to the recent stress caused by the extreme economic conditions that the world is facing. Management also considered that the FHLB’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB stock continue to change hands at the $100 par value.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2019, the Bank met its reserve requirements.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, Federal Reserve staff guidance states that, as a general matter, bank holding companies should eliminate cash dividends if net income available to shareholders for the past four quarters, net of dividends previously paid, is not sufficient to fully fund the dividend. Finally, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Item 1A. Risk Factors

In determining whether to invest in our securities, investors should consider, among other factors, the following:

Risks Related to Our Business

We may not realize the anticipated benefits from our proposed acquisition of UpState New York Bancorp, Inc.

On January 8, 2020, the Company, Wayne Bank, UpState and USNY Bank entered into the Merger Agreement pursuant to which UpState will merge with and into the Company, with the Company as the surviving corporation. Concurrent with the merger, it is expected that USNY Bank will merge with and into Wayne Bank.

The acquisition of UpState will extend the Company’ footprint into Ontario, Otsego and Yates Counties, New York. The success of this transaction, however, will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of Wayne Bank and USNY Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of USNY Bank nor result in decreased revenues resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

The Company and UpState have operated and, until the completion of the transactions, will continue to operate, independently. Certain UpState employees may not be employed by us after the transaction. In addition, UpState employees that we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of UpState’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition.

We hold certain intangible assets that could be classified as impaired in the future. If these assets are considered to be either partially or fully impaired in the future, our earnings would decrease.

At December 31, 2019, we had approximately $11.6 million in goodwill and identifiable intangible assets on our balance sheet. We are required to test our goodwill and identifiable intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common stock, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common stock or our regulatory capital levels, but such an impairment loss could significantly restrict the Bank’s ability to make dividend payments to us.

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

As of December 31, 2019, our allowance for loan losses was $8,509,000 which represented 0.92% of outstanding loans. At such date, we had fourteen nonperforming loans totaling $795,000 and four impaired loans totaling $2.1 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for us for our first fiscal year after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral. As of December 31, 2019, approximately 73.8% of our loans had real estate as a primary or secondary component of collateral. In addition, approximately 56.3% of our securities portfolio consisted of mortgage-backed securities issued by Fannie Mae, Freddie Mac or the Government National Mortgage Association (GNMA). Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

We may be required to record other-than-temporary impairment charges with respect to our investment securities portfolio and restricted stock.

As of December 31, 2019, we had approximately $210.2 million in investments, including mortgage-backed securities, on which we had unrealized losses of $1.1 million. In addition, we had $4.8 million of regulatory stock in the FHLB of Pittsburgh. We may be required to record impairment charges on our investments and FHLB stock if they suffer a decline in value that is considered other-than-temporary. Numerous factors, including lack of liquidity for resales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in the business climate, or adverse actions by regulators could have a negative effect on the value of our investments and mortgage backed securities. If an impairment charge is significant enough to result in a loss for the period, it could affect the ability of our bank subsidiary to upstream dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders and could also negatively impact our regulatory capital ratios and result in us not being classified as “well capitalized” for regulatory purposes.

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

Changes in the interest rate environment may reduce our profits. We realize income primarily from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, federal economic, monetary and fiscal policies, and general economic conditions.

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

At December 31, 2019, approximately $102.9 million, or 28.5% of our time deposits consisted of deposits from local governments and governmental units which we acquired through competitive bidding. These time deposits generally consist of short-term certificates of deposit with balances in excess of $250,000 which local governments use in order to obtain a higher return on excess funds. Since these deposits are put out to bid again as each certificate matures, the interest rates on these deposits have the potential to rapidly adjust to market rates. In the event of an increase in market rates, the Bank may need be required to raise the interest rates on these deposits in order to retain them. In bidding for municipal deposits, the Bank considers its funding needs, its asset/liability management position, rates being paid for comparable funding and anticipated changes in interest rates. The Bank also considers the amount, if any, of collateral that it will be required to post for the deposit, the overall mix of obligations to the municipality and the extent of the Bank’s total relationship with the municipality. In the event management does not deem it prudent to pay higher rates for these deposits, the Bank may be required to find a replacement for this form of funding.

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

At December 31, 2019, our lending limit per borrower was approximately $19.5 million, or 15% of our capital plus the allowance for loan losses. Accordingly, the size of loans that we can offer to potential borrowers is less than the size of loans that many of our competitors with larger capitalization are able to offer. We may engage in loan participations with other banks for loans in excess of our legal lending limits. However, there can be no assurance that such participations will be available at all or on terms which are favorable to us and our customers.

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

As of December 31, 2019, our directors and executive officers beneficially owned approximately 433,569 shares, or approximately 6.7% of our common stock, including options to purchase 73,650 shares, in the aggregate, of our common stock at exercise prices ranging from $16.65 to $36.02 per share (share and per share amounts have been adjusted for the 50% stock dividend declared on August 8, 2017). Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our shareholders.

We may issue additional shares of common or preferred stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

We are currently authorized to issue up to 20,000,000 shares of common stock of which 6,328,556 shares are currently outstanding and up to 5,000,000 shares of preferred stock of which no shares are outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other stockholders. In addition, a total of 787,500 shares of common stock have been reserved for issuance under the Norwood Financial Corp 2006 Stock Option Plan and the 2014 Equity Incentive Plan, of which 603,631 were issued as of December 31, 2019. As of December 31, 2019, options to purchase a total of 173,075 shares were exercisable and had exercise prices ranging from $16.65 to $32.81. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value per share of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-six additional branch offices in Northeastern Pennsylvania and the Southern Tier of New York. The Bank’s total investment in office property and equipment is $28.9 million with a net book value of $14.2 million as of December 31, 2019. The Bank currently operates automated teller machines at all of its facilities. The Bank leases seven of its locations with minimum lease commitments of $6.6 million through 2037. Five of the locations have renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information. Information relating to the market for Registrant’s common equity and related stockholder matters appears under “Capital and Dividends” in the Registrant’s Annual Report to Stockholders for the fiscal year ended December 31, 2019 (the “Annual Report”) and is incorporated herein by reference.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2019.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2019	—	$—	—	129,025
November 1 – 30, 2019	—	—	—	129,025
December 1 – 31, 2019	1,460	36.76	1,460	127,565

Total	1,460	$36,76	1,460	127,565

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The above-captioned information appears under “Management’s Discussion and Analysis — Market Risk” in the Annual Report and is incorporated herein by reference.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I — Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated herein by reference.

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

Item 11. Executive Compensation

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of Our Common Stock” of the Proxy Statement.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors” of the Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans approved by security holders
2006 Stock Option Plan	81,475	$17.54	—
2014 Equity Incentive Plan	118,350	29.75	177,785
Equity compensation plans not approved by security holders	—	—	—

TOTAL	199,825	$24.77	177,785

*	Share and per share data adjusted for the 50% stock dividend declared on August 8, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the sections in the Proxy Statement captioned “Related Party Transactions” and “Corporate Governance”.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal III — Ratification of Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Listed below are all financial statements, schedules and exhibits filed as part of this report, and are incorporated by reference.

1.

The consolidated balance sheets of Norwood Financial Corp. and subsidiary as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2019, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.	Schedules omitted as they are not applicable.

3. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp.
3(ii)	Bylaws of Norwood Financial Corp. (1)
4.1	Specimen Stock Certificate of Norwood Financial Corp. (2)
4.2	Description of Capital Stock of Norwood Financial Corp.
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6†	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7†	2006 Stock Option Plan (8)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10†	Change in Control Severance Agreement with James F. Burke (10)
10.11†	2014 Equity Incentive Plan, as amended (11)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)
10.19	Wayne Bank Executive Annual Incentive Plan
13	Annual Report to Stockholders for the fiscal year ended December 31, 2019
21	Subsidiaries of Norwood Financial Corp.
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101	Interactive Data Files consisting of the following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference into this document from the identically numbered exhibit to the Registrant’s Form 10-Q filed with the Commission on August 8, 2014.
(2)	Incorporated herein by reference into this document from the identically numbered Exhibit to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.
(3)	Incorporated herein by reference from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.1 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated by reference into this document from Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(8)	Incorporated herein by reference from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed April 4, 2006.
(10)	Incorporated herein by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Dated: March 13, 2020	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on March 13, 2020 on behalf of the Registrant and in the capacities indicated.

/s/ Lewis J. Critelli	/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer)	William W. Davis, Jr. Director

/s/ Dr. Andrew A. Forte	/s/ Susan Campfield
Dr. Andrew A. Forte Director	Susan Campfield Director

/s/ Joseph W. Adams	/s/ Kevin M. Lamont
Joseph W. Adams Director	Kevin M. Lamont Director

/s/ Ralph A. Matergia	/s/ Dr. Kenneth A. Phillips
Ralph A. Matergia Director	Dr. Kenneth A. Phillips Director

/s/ William S. Lance	/s/ Meg L. Hungerford
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Meg L. Hungerford Director