Form 10-Q
period 2020-03-31
NORWOOD FINANCIAL CORP
filed 2020-05-08
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2020
Common stock, par value $0.10 per share	6,328,790

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NORWOOD FINANCIAL CORP.

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$14,712	$15,038
Interest-bearing deposits with banks	23,706	377

Cash and cash equivalents	38,418	15,415

Securities available for sale, at fair value	196,998	210,205
Loans receivable	928,565	924,581
Less: Allowance for loan losses	9,088	8,509

Net loans receivable	919,477	916,072
Regulatory stock, at cost	3,770	4,844
Bank premises and equipment, net	14,071	14,228
Bank owned life insurance	38,971	38,763
Accrued interest receivable	3,669	3,719
Foreclosed real estate owned	1,077	1,556
Goodwill	11,331	11,331
Other intangibles	212	235
Other assets	14,297	14,242

TOTAL ASSETS	$1,242,291	$1,230,610

LIABILITIES
Deposits:
Non-interest bearing demand	$213,359	$207,299
Interest-bearing	776,801	750,230

Total deposits	990,160	957,529
Short-term borrowings	40,656	62,256
Other borrowings	51,350	56,438
Accrued interest payable	2,895	2,432
Other liabilities	15,043	14,527

TOTAL LIABILITIES	1,100,104	1,093,182

STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share, authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share, authorized: 20,000,000 shares, issued: 2020: 6,342,568 shares, 2019: 6,340,563 shares	634	634
Surplus	49,644	49,471
Retained earnings	88,032	86,536
Treasury stock at cost: 2020 and 2019: 12,007 shares	(400)	(400)
Accumulated other comprehensive income	4,277	1,187

TOTAL STOCKHOLDERS’ EQUITY	142,187	137,428

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,242,291	$1,230,610

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Income (unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Loans receivable, including fees	$10,683	$9,970
Securities	1,179	1,441
Other	6	15

Total interest income	11,868	11,426

INTEREST EXPENSE
Deposits	1,790	1,729
Short-term borrowings	111	123
Other borrowings	302	303

Total interest expense	2,203	2,155

NET INTEREST INCOME	9,665	9,271
PROVISION FOR LOAN LOSSES	700	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,965	8,821

OTHER INCOME
Service charges and fees	1,063	1,031
Income from fiduciary activities	153	142
Net realized gains on sales of securities	38	—
Gain on sale of loans, net	56	42
Earnings and proceeds on bank owned life insurance	208	202
Other	136	143

Total other income	1,654	1,560

OTHER EXPENSES
Salaries and employee benefits	3,777	3,649
Occupancy, furniture & equipment, net	968	924
Data processing and related operations	437	448
Taxes, other than income	214	161
Professional fees	218	250
Federal Deposit Insurance Corporation insurance	—	71
Foreclosed real estate	16	23
Amortization of intangibles	23	29
Other	1,406	1,093

Total other expenses	7,059	6,648

INCOME BEFORE INCOME TAXES	3,560	3,733
INCOME TAX EXPENSE	481	543

NET INCOME	$3,079	$3,190

BASIC EARNINGS PER SHARE	$0.49	$0.51

DILUTED EARNINGS PER SHARE	$0.49	$0.51

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$3,079	$3,190

Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	3,949	3,725
Tax effect	(829)	(782)
Reclassification of investment securities gains recognized in net income	(38)	—
Tax effect	8	—

Other comprehensive income	3,090	2,943

Comprehensive Income	$6,169	$6,133

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2020 and 2019

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	—	—	—	3,079	—	—	—	3,079
Other comprehensive income	—	—	—	—	—	—	3,090	3,090
Cash dividends declared ($0.25 per share)	—	—	—	(1,583)	—	—	—	(1,583)
Compensation expense related to restricted stock	—	—	84	—	—	—	—	84
Stock options exercised	2,005	—	38	—	—	—	—	38
Compensation expense related to stock options	—	—	51	—	—	—	—	51

Balance, March 31, 2020	6,342,568	$634	$49,644	$88,032	12,007	$(400)	$4,277	$142,187

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	—	—	—	3,190	—	—	—	3,190
Other comprehensive loss	—	—	—	—	—	—	2,943	2,943
Cash dividends declared ($0.24 per share)	—	—	—	(1,509)	—	—	—	(1,509)
Compensation expense related to restricted stock	—	—	72	—	—	—	—	72
Acquisition of treasury stock	—	—	—	—	11,337	(374)	—	(374)
Stock options exercised	6,150	—	113	—	—	—	—	113
Compensation expense related to stock options	—	—	52	—	—	—	—	52

Balance, March 31, 2019	6,301,263	$630	$48,559	$80,115	13,807	$(455)	$(2,077)	$126,772

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$3,079	$3,190
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	700	450
Depreciation	281	241
Amortization of intangible assets	23	29
Deferred income taxes	(250)	(40)
Net amortization of securities premiums and discounts	320	371
Net realized gain on sales of securities	(38)	—
Earnings and proceeds on life insurance policies	(208)	(202)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(3)	(8)
Net gain on sale of loans	(56)	(42)
Loans originated for sale	(1,535)	(732)
Proceeds from sale of loans originated for sale	1,545	758
Compensation expense related to stock options	51	52
Compensation expense related to restricted stock	84	72
Decrease (increase) in accrued interest receivable	50	(313)
Increase in accrued interest payable	463	651
Other, net	38	(201)

Net cash provided by operating activities	4,544	4,276

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	8,224	327
Proceeds from maturities and principal reductions on mortgage-backed securities	15,646	5,684
Purchases	(7,034)	—
Purchase of regulatory stock	(1,305)	(1,112)
Redemption of regulatory stock	2,379	1,906
Net increase in loans	(4,208)	(15,352)
Purchase of premises and equipment	(124)	(560)
Proceeds from sales of foreclosed real estate owned	482	44

Net cash provided by (used in) investing activities	14,060	(9,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	32,631	27,635
Net decrease in short-term borrowings	(21,600)	(15,222)
Repayments of other borrowings	(5,088)	(4,329)
Stock options exercised	38	113
Purchase of treasury stock	—	(374)
Cash dividends paid	(1,582)	(1,510)

Net cash provided by financing activities	4,399	6,313

Increase in cash and cash equivalents	23,003	1,526

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,415	18,348

CASH AND CASH EQUIVALENTS, END OF PERIOD	$38,418	$19,874

NORWOOD FINANCIAL CORP.

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,740	$1,504
Income taxes paid, net of refunds	$53	$46
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$99	$822
Dividends payable	$1,583	$1,509
Right of use for operating leases	$—	$5,335
Lease liability for operating leases	$—	$5,335

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp. (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future interim period.

2.	Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$96	$67
ATM fees	95	90
Overdraft fees	344	351
Safe deposit box rental	29	26
Loan related service fees	100	129
Debit card fees	344	326
Fiduciary activities	153	142
Commissions on mutual funds and annuities	38	55
Other income	132	115

Noninterest Income (in-scope of Topic 606)	1,331	1,301

Out-of-scope of Topic 606:
Net realized gains on sales of securities	38	—
Loan servicing fees	21	15
Gains on sales of loans	56	42
Earnings on and proceeds from bank-owned life insurance	208	202

Noninterest Income (out-of-scope of Topic 606)	323	259

Total Noninterest Income	$1,654	$1,560

3.	Earnings Per Share

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Weighted average shares outstanding	6,330	6,293
Less: Unvested restricted shares	(36)	(34)

Basic EPS weighted average shares outstanding	6,294	6,259

Basic EPS weighted average shares outstanding	6,294	6,259
Add: Dilutive effect of stock options and restricted shares	29	50

Diluted EPS weighted average shares outstanding	6,323	6,309

For the three month period ended March 31, 2020, there were 82,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $26.70 per share as of March 31, 2020.

As of March 31, 2019, there were 60,650 stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $30.84 per share on March 31, 2019.

4.	Stock-Based Compensation

No awards were granted during the three-month period ended March 31, 2020. As of March 31, 2020, there was $153,000 of total unrecognized compensation cost related to non-vested options granted in 2019 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2020. Compensation costs related to stock options amounted to $51,000 and $52,000 during the three-month periods ended March 31, 2020 and 2019, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2020 is as follows:

		Weighted
		Average Exercise	Weighted Average	Aggregate
		Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2020	199,825	$24.78	5.9 Yrs.	$2,822
Granted	—	—	—	—
Exercised	(2,005)	19.25	5.8 Yrs.	33
Forfeited	—	—		—

Outstanding at March 31, 2020	197,820	$24.83	5.7 Yrs.	$370

Exercisable at March 31, 2020	171,070	$23.08	5.0 Yrs.	$620

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $26.70 per share as of March 31, 2020 and $38.90 per share as of December 31, 2019.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2020 and 2019 is as follows:

	2020		2019
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	36,195	$36.23	34,615	$27.82
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested, March 30,	36,195	$36.23	34,615	$27.82

The expected future compensation expense relating to the 36,195 shares of non-vested restricted stock outstanding as of March 31, 2020 is $1,062,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $84,000 and $72,000 during the three-month periods ended March 31, 2020 and 2019, respectively.

5.	Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2020 and 2019:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,120
Amount reclassified from accumulated other comprehensive income	(30)

Total other comprehensive income	3,090

Balance as of March 31, 2020	$4,277

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive loss before reclassification	2,943
Amount reclassified from accumulated other comprehensive loss	—

Total other comprehensive loss	2,943

Balance as of March 31, 2019	$(2,077)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2020 and 2019:

Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income
Three months ended
March 31,
	2020	2019
Unrealized gains on available for sale securities	$38	$—	Net realized gains on sales of securities
	(8)	—	Income tax expense

	$30	$—

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

A summary of the Bank’s financial instrument commitments is as follows:

	March 31,
(in thousands)	2020	2019
Commitments to grant loans	$55,036	$40,322
Unfunded commitments under lines of credit	68,530	77,573
Standby letters of credit	4,065	4,183

	$127,631	$122,078

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2020 for guarantees under standby letters of credit issued is not material.

7.	Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$58,182	$1,340	$(1)	$59,521
Corporate obligations	3,076	—	(11)	3,065
Mortgage-backed securities-government sponsored entities	131,382	3,030	—	134,412

Total debt securities	$192,640	$4,370	$(12)	$196,998

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$70,015	$1,293	$(3)	$71,305
Corporate obligations	4,097	3	—	4,100
Mortgage-backed securities-government sponsored entities	135,646	238	(1,084)	134,800

Total debt securities	$209,758	$1,534	$(1,087)	$210,205

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,195	$(1)	$—	$—	$1,195	$(1)
Corporate obligations	3,065	(11)	—	—	3,065	(11)

	$4,260	$(12)	$—	$—	$4,260	$(12)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,296	$(2)	$481	$(1)	$1,777	$(3)
Mortgage-backed securities-government sponsored entities	32,415	(241)	61,096	(843)	93,511	(1,084)

	$33,711	$(243)	$61,577	$(844)	$95,288	$(1,087)

At March 31, 2020, the Company had five debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2020. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,742	$2,747
Due after one year through five years	10,370	10,377
Due after five years through ten years	20,876	21,091
Due after ten years	27,270	28,371

	61,258	62,586
Mortgage-backed securities-government sponsored entities	131,382	134,412

	$192,640	$196,998

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2020	2019
Gross realized gains	$38	$—
Gross realized losses	—	—

Net realized gain	$38	$—

Proceeds from sales of securities	$8,224	$327

Securities with a carrying value of $177,342,000 and $196,137,000 at March 31, 2020 and 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.	Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2020		December 31, 2019
Real Estate Loans:
Residential	$227,373	24.5%	$229,781	24.9%
Commercial	398,492	42.9	391,327	42.3
Construction	16,622	1.8	17,732	1.9
Commercial, financial and agricultural	132,716	14.3	134,150	14.5
Consumer loans to individuals	153,394	16.5	151,686	16.4

Total loans	928,597	100.0%	924,676	100.0%

Deferred fees, net	(32)		(95)

Total loans receivable	928,565		924,581
Allowance for loan losses	(9,088)		(8,509)

Net loans receivable	$919,477		$916,072

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2020	December 31, 2019
Outstanding Balance	$777	$793
Carrying Amount	$680	$696

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2020 and December 31, 2019, foreclosed real estate owned totaled $1,077,000 and $1,556,000, respectively. During the three months ended March 31, 2020, there were no additions to the foreclosed real estate category. The Company partially disposed of one property that was previously transferred to foreclosed real estate owned with a carrying value of $479,000 through the sale of the property. The remaining proceeds from the sale of this property are being held in escrow pending final disposition. As of March 31, 2020, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $296,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
March 31, 2020

Individually evaluated for impairment	$—	$2,096	$—	$—	$—	$2,096
Loans acquired with deteriorated credit quality	467	213	—	—	—	680
Collectively evaluated for impairment	226,906	396,183	16,622	132,716	153,394	925,821

Total Loans	$227,373	$398,492	$16,622	$132,716	$153,394	$928,597

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
	(In thousands)
December 31, 2019

Individually evaluated for impairment	$—	$2,144	$—	$—	$—	$2,144
Loans acquired with deteriorated credit quality	476	220	—	—	—	696
Collectively evaluated for impairment	229,305	388,963	17,732	134,150	151,686	921,836

Total Loans	$229,781	$391,327	$17,732	$134,150	$151,686	$924,676

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
	(in thousands)
March 31, 2020
With no related allowance recorded:
Real Estate Loans:
Commercial	$173	$173	$—

Subtotal	173	173	—

With an allowance recorded:
Real Estate Loans
Commercial	1,923	1,923	392

Subtotal	1,923	1,923	392

Total:
Real Estate Loans:
Commercial	2,096	2,096	392

Total Impaired Loans	$2,096	$2,096	$392

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
	(in thousands)
December 31, 2019
With no related allowance recorded:
Real Estate Loans:
Commercial	$143	$394	$—

Subtotal	143	394	—

With an allowance recorded:
Real Estate Loans
Commercial	2,001	2,001	417

Subtotal	2,001	2,001	417

Total:
Real Estate Loans:
Commercial	2,144	2,395	417

Total Impaired Loans	$2,144	$2,395	$417

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended March 31, 2020 and 2019, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
Real Estate Loans:
Commercial	2,098	885	3	—

Total	$2,098	$885	$3	$—

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of March 31, 2020 and December 31, 2019, troubled debt restructured loans totaled $96,000 and $99,000, respectively, with no specific reserve. For the three-month period ended March 31, 2020 and 2019, there were no new loans identified as troubled debt restructurings nor did the Company recognized any charge-off on a loan that was previously identified as a troubled debt restructuring.

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

On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of March 31, 2020 and December 31, 2019 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2020
Commercial real estate loans	$384,948	$10,633	$2,911	$—	$398,492
Commercial loans	132,248	240	228	—	132,716

Total	$517,196	$10,873	$3,139	$—	$531,208

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2019
Commercial real estate loans	$376,109	$12,268	$2,950	$—	$391,327
Commercial loans	133,695	248	207	—	134,150

Total	$509,804	$12,516	$3,157	$—	$525,477

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2020 and December 31, 2019 (in thousands):

	Performing	Nonperforming	Total
March 31, 2020
Residential real estate loans	$226,894	$479	$227,373
Construction	16,622	—	16,622
Consumer loans	153,226	168	153,394

Total	$396,742	$647	$397,389

	Performing	Nonperforming	Total
December 31, 2019
Residential real estate loans	$229,214	$567	$229,781
Construction	17,732	—	17,732
Consumer loans	151,607	79	151,686

Total	$398,553	$646	$399,199

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2020 and December 31, 2019 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
March 31, 2020
Real Estate loans
Residential	$225,840	$849	$205	$—	$479	$1,533	$227,373
Commercial	395,516	784	149	—	2,043	2,976	398,492
Construction	16,622	—	—	—	—	—	16,622
Commercial loans	132,623	—	40	—	53	93	132,716
Consumer loans	152,770	342	114	—	168	624	153,394

Total	$923,371	$1,975	$508	$—	$2,743	$5,226	$928,597

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non- Accrual	Total Loans
December 31, 2019
Real Estate loans
Residential	$228,242	$727	$245	$—	$567	$1,539	$229,781
Commercial	388,117	176	2,935	—	99	3,210	391,327
Construction	17,695	—	37	—	—	37	17,732
Commercial loans	134,018	82	—	—	50	132	134,150
Consumer loans	151,309	233	65	—	79	377	151,686

Total	$919,381	$1,218	$3,282	$—	$795	$5,295	$924,676

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of March 31, 2020, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2019. This increase is due primarily to an increase in the qualitative factor for economic conditions which worsened as a result of the COVID-19 pandemic. The increase in this factor added $1,742,000 to the allowance for loan losses. This was offset partially by a decrease in the qualitative factor relating to loan growth which decreased by $1,087,000 due to a reduction in loan growth from 8.75% in 2019 to 1.72% in the first quarter of 2020.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(1)	(33)	—	—	(116)	(150)
Recoveries	2	4	—	10	13	29
Provision for loan losses	91	257	(8)	105	255	700

Ending balance, March 31, 2020	$1,644	$4,915	$87	$1,064	$1,378	$9,088

Ending balance individually evaluated for impairment	$—	$392	$—	$—	$—	$392
Ending balance collectively evaluated for impairment	$1,644	$4,523	$87	$1,064	$1,378	$8,696

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(65)	(469)	—	(1)	(63)	(598)
Recoveries	11	10	—	10	14	45
Provision for loan losses	181	(49)	15	90	213	450

Ending balance, March 31, 2019	$1,455	$4,947	$108	$811	$1,028	$8,349

Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,455	$4,947	$108	$811	$1,028	$8,349

The Company’s primary business activity as of March 31, 2020 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2020, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $88.8 million of loans outstanding, or 9.6% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $65.3 million, or 7.1% of loans outstanding. During 2020, the Company recognized a charge off of $33,000 on one property in the named concentrations.

9.	Operating Leases

The Company leases seven office locations under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the three-month periods ending March 31, 2020 and 2019, amounted to $140,000 and $128,000, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2019.

Operating
Weighted-average remaining term	12.9
Weighted-average discount rate	3.21%

The following table presents the undiscounted cash flows due related to operating leases as of March 31, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2020	$401
2021	535
2022	535
2023	535
2024	544
2025 and thereafter	3,879

Total undiscounted cash flows	6,429
Discount on cash flows	(1,204)

Total lease liabilities	$5,225

10.	Fair Value of Assets and Liabilities

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 15 of the Company’s 2019 Form 10-K.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
March 31, 2020
Available for Sale:
States and political subdivisions	$59,521	$—	$59,521	$—
Corporate obligations	3,065	—	3,065	—
Mortgage-backed securities-government sponsored entities	134,412	—	134,412	—

Total	$196,998	$—	$196,998	$—

Description	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Available for Sale:
States and political subdivisions	$71,305	$—	$71,305	$—
Corporate obligations	4,100	—	4,100	—
Mortgage-backed securities-government sponsored entities	134,800	—	134,800	—

Total	$210,205	$—	$210,205	$—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2020 and December 31, 2019 are as follows:

		Fair Value Measurement Using Reporting Date
(In thousands)
Description	Total	Level 1	Level 2	Level 3
March 31, 2020
Impaired Loans	$1,531	$—	$—	$1,531
Foreclosed Real Estate Owned	1,077	—	—	1,077

December 31, 2019
Impaired Loans	$1,584	$—	$—	$1,584
Foreclosed Real Estate Owned	1,556	—	—	1,556

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2020, the fair value investment in impaired loans totaled $1,531,000 which included one loan relationship that required a valuation allowance of $392,000 since the estimated realizable value of the collateral was not sufficient to cover the recorded investment in the loan. As of March 31, 2020, the Company has recognized a charge-off against the allowance for loan losses on this impaired loan in the amount of $33,000.

As of December 31, 2019, the fair value investment in impaired loans totaled $1,584,000 which included two loans that required a valuation allowance of $417,000 since the estimated realizable value of the collateral or the discounted cash flows were not sufficient to cover the recorded investment in the loans. As of December 31, 2019, the Company had not recognized any charge-offs against the allowance for loan losses on these impaired loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2020

Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Foreclosed real estate owned	$1,077	Appraisal of collateral(1)	Liquidation Expenses(2)	0-7.00% (6.27%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019

Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Impaired loans	$53	Present value of future cash flows	Loan discount rate	4.00-6.97% (5.55%)
			Probability of default	0%
Foreclosed real estate owned	$1,556	Appraisal of collateral(1)	Liquidation Expenses(2)	0-7.00% (4.34%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2020 and December 31, 2019. (In thousands)

	Fair Value Measurements at March 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$38,418	$38,418	$38,418	$—	$—
Loans receivable, net	919,477	969,839	—	—	969,839
Mortgage servicing rights	190	226	—	—	226
Regulatory stock (1)	3,770	3,770	3,770	—	—
Bank owned life insurance (1)	38,971	38,971	38,971	—	—
Accrued interest receivable (1)	3,669	3,669	3,669	—	—

Financial liabilities:
Deposits	990,160	994,357	612,778	—	381,579
Short-term borrowings (1)	40,656	40,656	40,656	—	—
Other borrowings	51,350	52,410	—	—	52,410
Accrued interest payable (1)	2,895	2,895	2,895	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$15,415	$15,415	$15,415	$—	$—
Loans receivable, net	916,072	943,143	—	—	943,143
Mortgage servicing rights	187	226	—	—	226
Regulatory stock (1)	4,844	4,844	4,844	—	—
Bank owned life insurance (1)	38,763	38,763	38,763	—	—
Accrued interest receivable (1)	3,719	3,719	3,719	—	—

Financial liabilities:
Deposits	957,529	961,120	596,811	—	364,309
Short-term borrowings (1)	62,256	62,256	62,256	—	—
Other borrowings	56,438	56,618	—	—	56,618
Accrued interest payable (1)	2,432	2,432	2,432	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1)	This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.	New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one percentage point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis. For all other entities, this Update is effective for fiscal years ending after December 15, 2021. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses, amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging, amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments, amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or was a separate transaction. The Update also changes current guidance for making an intraperiod allocation if there is a loss in continuing operations and gains outside of continuing operations, determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting, accounting for tax law changes and year-to-date losses in interim periods, and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

12.	Proposed Acquisition of UpState New York Bancorp, Inc.

On January 8, 2020, Norwood Financial Corp. (“Norwood”) and its wholly owned subsidiary, Wayne Bank, and UpState New York Bancorp, Inc. (“UpState”), and its wholly owned subsidiary, USNY Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which UpState will merge with and into Norwood, with Norwood as the surviving corporation. Concurrent with the merger, it is expected that USNY Bank will merge with and into Wayne Bank.

USNY Bank conducts its business from its two Bank of the Finger Lakes offices in Geneva and Penn Yan, New York, and two Bank of Cooperstown offices in Cooperstown and Oneonta, New York. As of December 31, 2019, UpState had total assets of $439.6 million, total net loans of $380.7 million, total deposits of $387.9 million and total stockholders’ equity of $46.4 million.

Pursuant to the terms of the Merger Agreement, shareholders of UpState will have the opportunity to elect to receive for each share of UpState common stock they own, either 0.9390 shares of Norwood common stock or $33.33 in cash, or a combination of both. All shareholder elections will be subject to the allocation and proration procedures set forth in the Merger Agreement which are intended to ensure that 90% of the shares of UpState will be exchanged for Norwood common stock and 10% of the shares of UpState will be exchanged for cash. In addition to the purchase price per share, UpState may also be permitted, under certain performance conditions, to distribute at the closing of the merger, a special cash dividend of up to an additional $0.67 per share to UpState’s shareholders. In the event of a greater than 20% decline in market value of Norwood’s common stock, UpState may, in certain circumstances, be able to terminate the Merger Agreement unless Norwood increases the number of shares into which UpState common stock may be converted.

The senior management of Norwood and Wayne Bank will remain the same following the merger. UpState directors Jeffrey S. Gifford and Alexandra K. Nolan will be appointed to the boards of directors of Norwood and Wayne Bank. In addition, the other directors of UpState will be invited to join a regional advisory board. UpState President and CEO R. Michael Briggs will enter into a consulting agreement with Wayne Bank. Norwood will retain the brand names of USNY’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and will also retain USNY’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, will also remain in place as executives of their units.

The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of Norwood and UpState. The merger is expected to be completed in the third quarter of 2020.

13.	Risks and Uncertainties

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provides over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”).

As a qualified SBA lender, we were automatically authorized to originate PPP loans.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of April 30, 2020, we approved 472 applications for $59.2 million of loans under the PPP.

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. Norwood may be exposed to the risk of similar litigation, from both customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against and is not resolved in a manner favorable to Norwood, it may result in significant financial liability or adversely affect reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by Norwood , the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Owner-Occupied Residential Mortgage & Consumer Loans. For residential mortgage and consumer loans, CARES Act Section 4013 forbearance agreements are available to qualified borrowers. As of April 30, 2020, we had processed 151 residential mortgage payment deferrals of $10.4 million. None of the deferrals granted were to non-owner-occupied loans. Due to the widespread impact of the State of Pennsylvania and the State of New York Stay At Home orders, we expect that additional residential loan borrowers will seek loan forbearance or loan modification agreements in the second quarter of 2020.

Deferrals

As of April 30, 2020, we received requests to modify 754 loans aggregating $165.4 million primarily consisting of the deferral of principal and interest payments and the extension of the maturity date.

Details with respect to actual loan modifications are as follows:

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at March 31, 2020.

The following table presents a summary of loan forbearance by type of loan as of April 30, 2020:

	Number of
Loan Type	Loans	Balance (in thousands)
Real Estate Loans:
Residential	152	$10,359
Commercial	167	129,851
Construction	14	5,005
Commercial, financial and agricultural	60	11,797
Consumer loans to individuals	361	8,348

Total	754	$165,360

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

•	possible future impairment of intangible assets

•	our ability to effectively manage future growth

•	loan losses in excess of our allowance

•	the impact of the COVID-19 pandemic on us

•	risks inherent in commercial lending

•	real estate collateral which is subject to declines in value

•	potential other-than-temporary impairments

•	soundness of other financial institutions

•	interest rate risks

•	potential liquidity risk

•	deposits acquired through competitive bidding

•	availability of capital

•	regional economic factors

•	loss of senior officers

•	comparatively low legal lending limits

•	risks of new capital requirements

•	potential impact of Tax Cuts and Jobs Act

•	limited market for the Company’s stock

•	restrictions on ability to pay dividends

•	common stock may lose value

•	insider ownership

•	issuing additional shares may dilute ownership

•	competitive environment

•	certain anti-takeover provisions

•	extensive and complex governmental regulation and associated cost

•	cybersecurity

Norwood Financial Corp. undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2019 (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at March 31, 2020 and December 31, 2019 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of March 31, 2020 were $1.242 billion compared to $1.231 billion as of December 31, 2019. The increase reflects a $23.3 million increase in interest-bearing deposits with banks which was funded by an increase in deposits and cash flows from securities.

Securities

The fair value of securities available for sale as of March 31, 2020 was $197.0 million compared to $210.2 million as of December 31, 2019. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities. The fair value of the portfolio increased $3.9 million due to an increase in unrealized gains on securities related to the decrease in interest rates during the first three months of 2020.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$59,521	30.2%	$71,305	33.9%
Corporate obligations	3,065	1.6	4,100	2.0
Mortgage-backed securities-government sponsored entities	134,412	68.2	134,800	64.1

Total	$196,998	100.0%	$210,205	100.0%

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

Loans

Loans receivable totaled $928.6 million at March 31, 2020 compared to $924.6 million as of December 31, 2019. The increase in loans receivable includes a $5.8 million increase in commercial loans which was partially offset by a $1.8 million decrease in retail loans. Loan growth for the three-month period ended March 31, 2020 was negatively impacted by the effects of the COVID-19 pandemic as social distancing constraints and business closures resulted in a significant slowing of new loan closings.

The allowance for loan losses totaled $9,088,000 as of March 31, 2020, and represented 0.98% of total loans outstanding, compared to $8,509,000, or 0.92% of total loans, at December 31, 2019. The Company had net charge-offs for the three months ended March 31, 2020 of $121,000 compared to $553,000 in the corresponding period in 2019. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. Management considers the allowance adequate at March 31, 2020 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

As of March 31, 2020, non-performing loans totaled $2.7 million, or 0.30% of total loans compared to $795,000, or 0.09%, of total loans at December 31, 2019. At March 31, 2020, non-performing assets totaled $3.8 million, or 0.31%, of total assets, compared to $2.4 million, or 0.19%, of total assets at December 31, 2019.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$479	$567
Commercial	2,043	99
Construction	—	—
Commercial, financial and agricultural	53	50
Consumer loans to individuals	168	79

Total non-accrual loans *	2,743	795

Accruing loans which are contractually past due 90 days or more	—	—

Total non-performing loans	2,743	795
Foreclosed real estate	1,077	1,556

Total non-performing assets	$3,820	$2,351

Allowance for loans losses	$9,088	$8,509
Coverage of non-performing loans	331%	1070%
Non-performing loans to total loans	0.30%	0.09%
Non-performing loans to total assets	0.22%	0.06%
Non-performing assets to total assets	0.31%	0.19%

*	Includes non-accrual TDRs of $96,000 as of March 31, 2020 and $99,000 on December 31, 2019. There were no accruing TDRs as of March 31, 2020 or as of December 31, 2019.

As of March 31, 2020, over 100 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $52.8 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Through April 30, 2020, we have modified more than 750 loans totaling $165.4 million which includes both retail and commercial loans.

Deposits

During the three-month period ended March 31, 2020, total deposits increased $32.6 million due primarily to a $16.7 million increase in time deposits, which includes a $9.7 million increase in time deposits over $100,000. These large deposits reflect seasonal activity in municipal account relationships. All other deposits increased $15.9 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2020	December 31, 2019
Non-interest bearing demand	$213,359	$207,299
Interest-bearing demand	93,056	99,366
Money market deposit accounts	135,127	128,441
Savings	171,235	161,705
Time deposits <$100,000	150,894	143,940
Time deposits >$100,000	226,489	216,778

Total	$990,160	$957,529

Borrowings

Other borrowings as of March 31, 2020, totaled $51.4 million compared to $56.4 million as of December 31, 2019. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $21.6 million due to a $31.8 million reduction in overnight borrowings, which was partially offset by a $10.2 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)

	March 31, 2020	December 31, 2019
Notes with the FHLB:
Fixed rate term borrowing due May 2020 at 1.85%	$5,000	$5,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	518	1,034
Amortizing fixed rate borrowing due July 2020 at 2.77%	1,705	2,974
Amortizing fixed rate borrowing due December 2020 at 1.706%	777	2,538
Amortizing fixed rate borrowing due December 2020 at 3.06%	1,911	1,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	1,790	2,009
Amortizing fixed rate borrowing due August 2022 at 1.94%	4,861	5,351
Amortizing fixed rate borrowing due October 2022 at 1.88%	4,227	4,626
Amortizing fixed rate borrowing due October 2023 at 3.24%	7,329	7,809
Amortizing fixed rate borrowing due December 2023 at 3.22%	3,824	4,063
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	9,408	10,000

	$51,350	$56,438

Stockholders’ Equity and Capital Ratios

As of March 31, 2020, stockholders’ equity totaled $142.2 million, compared to $137.4 million as of December 31, 2019.    The net change in stockholders’ equity included $3.1 million of net income that was partially offset by $1.6 million of dividends declared. In addition, total equity increased $3.1 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2020	December 31, 2019
Tier 1 Capital (To average assets)	10.32%	10.18%
Tier 1 Capital (To risk-weighted assets)	13.23%	13.11%
Common Equity Tier 1 Capital (To risk-weighted assets)	13.23%	13.11%
Total Capital (To risk-weighted assets)	14.19%	14.01%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2020.

Liquidity

As of March 31, 2020, the Company had cash and cash equivalents of $38.4 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $197.0 million which could be used for liquidity needs. This totals $235.4 million of liquidity and represents 18.9% of total assets compared to $225.6 million and 18.3% of total assets as of December 31, 2019. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2020 and December 31, 2019. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2020. There were no borrowings under this line as of March 31, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of March 31, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of March 31, 2020 and December 31, 2019.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $425,045,000 as of March 31, 2020, of which $51,350,000 was outstanding in the form of borrowings. As of December 31, 2019, the maximum borrowing capacity was $425,226,000, of which $88,189,000 of borrowings was outstanding. Additionally, as of March 31, 2020, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $66.0 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $56.0 million outstanding in the form of Letters of Credit as of December 31, 2019. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP.

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,616	$6	0.52%	$2,389	$15	2.51%
Securities available for sale:
Taxable	146,414	795	2.17	156,224	874	2.24
Tax-exempt (1)	60,248	486	3.23	94,883	718	3.03

Total securities available for sale (1)	206,662	1,281	2.48	251,107	1,592	2.54
Loans receivable (1) (4) (5)	927,186	10,819	4.67	857,438	10,084	4.70

Total interest-earning assets	1,138,464	12,106	4.25	1,110,934	11,691	4.21
Non-interest earning assets:
Cash and due from banks	14,722			14,024
Allowance for loan losses	(8,601)			(8,614)
Other assets	85,521			74,910

Total non-interest earning assets	91,642			80,320

Total Assets	$1,230,106			$1,191,254

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$226,632	$150	0.26	$225,813	$147	0.26
Savings	166,504	22	0.05	172,863	24	0.06
Time	371,855	1,618	1.74	359,168	1,558	1.74

Total interest-bearing deposits	764,991	1,790	0.94	757,844	1,729	0.91
Short-term borrowings	44,892	111	0.99	45,400	123	1.08
Other borrowings	53,821	302	2.24	49,939	303	2.43

Total interest-bearing liabilities	863,704	2,203	1.02	853,183	2,155	1.01
Non-interest bearing liabilities:
Demand deposits	209,488			200,273
Other liabilities	15,952			13,052

Total non-interest bearing liabilities	225,440			213,325
Stockholders’ equity	140,962			124,746

Total Liabilities and Stockholders’ Equity	$1,230,106			$1,191,254

Net interest income/spread (tax equivalent basis)		9,903	3.23%		9,536	3.20%

Tax-equivalent basis adjustment		(238)			(265)

Net interest income		$9,665			$9,271

Net interest margin (tax equivalent basis)			3.48%			3.43%

(1)	Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.
(2)	Average balances have been calculated based on daily balances.
(3)	Annualized
(4)	Loan balances include non-accrual loans and are net of unearned income.
(5)	Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended March 31, 2020 Compared to
	Three months ended March 31, 2019
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$4	$(13)	$(9)
Securities available for sale:
Taxable	(53)	(26)	(79)
Tax-exempt securities	(264)	32	(232)

Total securities	(317)	6	(311)
Loans receivable	806	(71)	735

Total interest-earning assets	493	(78)	415

Interest-bearing liabilities:
Interest-bearing demand and money market	3	—	3
Savings	(1)	(1)	(2)
Time	60	—	60

Total interest-bearing deposits	62	(1)	61
Short-term borrowings	(1)	(11)	(12)
Other borrowings	22	(23)	(1)

Total interest-bearing liabilities	83	(35)	48

Net interest income (tax-equivalent basis)	$410	$(43)	$367

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2020 to March 31, 2019

General

For the three months ended March 31, 2020, net income totaled $3,079,000 compared to $3,190,000 earned in the similar period in 2019. The decrease in net income for the three months ended March 31, 2020 was due primarily to a $250,000 increase in the provision for loan losses. A $394,000 increase in net interest income was offset by increased operating expenses. Earnings per share for the three-months ended March 31, 2020 were $0.49 per share for basic shares and fully diluted shares compared to $0.51 per share for basic shares and fully diluted shares for the three months ended March 31, 2019. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2020 were 1.01% and 8.79%, respectively, compared to 1.09% and 10.37%, respectively, for the same period in 2019.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2020 to March 31, 2019
Net income three months ended March 31, 2019	$3,190
Change due to:
Net interest income	394
Provision for loan losses	(250)
Net gains on sales	52
Other income	42
Salaries and employee benefits	(128)
Occupancy, furniture and equipment	(44)
Taxes, other than income	(53)
FDIC insurance assessment	71
All other expenses	(257)
Income tax expense	62

Net income three months ended March 31, 2020	$3,079

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2020 totaled $9,903,000 which was $367,000 higher than the comparable period in 2019. The increase in net interest income was due primarily to a $735,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $311,000 decrease in securities income. The fte net interest spread and net interest margin were 3.23% and 3.48%, respectively, for the three months ended March 31, 2020 compared to 3.20% and 3.43%, respectively, for the same period in 2019. The increase in the net interest spread reflects the improved yield on earning assets.

For the three-months ended March 31, 2020, interest income (fte) totaled $12,106,000 with a yield on average earning assets of 4.25% compared to $11,691,000 and 4.21% for the 2019 period. Average loans increased $69.7 million during the three-months ended March 31, 2020, over the comparable period of 2019, while average securities decreased $44.4 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.138 billion for the three months ended March 31, 2020, an increase of $27.5 million over the average for the same period in 2019.

Interest expense for the three months ended March 31, 2020 totaled $2,203,000 at an average cost of 1.02% compared to $2,155,000 and 1.01% for the same period in 2019. The increase in average cost during the 2020 quarter reflects the $12.7 million increase in average certificates of deposit. The average cost of time deposits, which is the most significant component of funding, remained steady at 1.74% during the periods.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2020 was $700,000 compared to $450,000 for the three months ended March 31, 2019. The increased provision includes the increased risk related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $121,000 for the quarter ended March 31, 2019, compared to $553,000 for the similar period in 2019. At March 31, 2020, the allowance for loan losses represented 0.98% of loans receivable and 331% of non-performing loans.

Other Income

Other income totaled $1,654,000 for the three months ended March 31, 2020, compared to $1,560,000 for the same period in 2019. The increase was due primarily to a $32,000 increase in in service charges and fees combined with a $52,000 increase over the comparable period in 2019 on gains recognized on the sales of loans and securities.

Other Expense

Other expense for the three months ended March 31, 2020 totaled $7,059,000, which was $411,000 higher than the same period of 2019, due primarily to a $128,000 increase in salaries and benefits expenses and a $314,000 increase in all other operating expenses, net. The efficiency ratio was 61.08% and 59.91%, respectively, during the three months ended March 31, 2020 and 2019.

Income Tax Expense

Income tax expense totaled $481,000 for an effective tax rate of 13.5% for the period ended March 31, 2020 compared to $543,000 for an effective tax rate of 14.6% for the similar period in 2019.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2020, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2020, the Company had a positive 90-day interest sensitivity gap of $37.1 million or 2.99% of total assets, compared to the $5.9 million interest sensitivity gap, or 0.48% of total assets, as of December 31, 2019. Rate-sensitive assets repricing within 90 days increased $38.6 million due primarily to a $23.3 million increase in interest-bearing deposits and a $13.4 million increase in loans. Rate-sensitive liabilities repricing within 90 days increased $7.4 million since year end due to a $30.2 million increase in time deposits repricing which was partially offset by a $24.5 million decrease in borrowings. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2020

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$23,706	$—	$—	$—	$23,706
Securities	18,469	29,952	58,255	90,322	196,998
Loans Receivable	150,987	177,871	293,967	305,740	928,565

Total RSA	$193,162	$207,823	$352,222	$396,062	$1,149,269

Non-maturity interest-bearing deposits	$59,735	$59,825	$158,136	$121,722	$399,418
Time Deposits	77,336	202,539	62,004	35,504	377,383
Borrowings	18,971	23,669	35,535	13,831	92,006

Total RSL	$156,042	$286,033	$255,675	$171,057	$868,807

Interest Sensitivity Gap	$37,120	$(78,210)	$96,547	$225,005	$280,462
Cumulative Gap	37,120	(41,090)	55,457	280,462
RSA/RSL-cumulative	123.8%	90.7%	107.9%	132.3%

December 31, 2019

Interest Sensitivity Gap	$5,884	$(82,454)	$110,264	$232,545	$266,239
Cumulative Gap	5,884	(76,570)	33,694	266,239
RSA/RSL-cumulative	104.0%	82.8%	104.8%	130.6%

Item 4.	Controls and Procedures

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

The Global Outbreak of the COVID-19 Coronavirus May Pose Risks and Uncertainties to the Company’s Results of Operations, Financial Condition and Cash Flows

The outbreak of COVID-19 has caused significant disruptions in the U.S. economy and has created disruption within the markets where the Company primarily operates. While there has been no material impact to the Company’s operations, COVID-19 could potentially create a business continuity issue for the Company. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

Congress, the President, and the Federal Reserve have taken actions to help with the economic fallout. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

Other than the foregoing, there have been no material changes in the risk factors affecting the Company that were identified in Item 1A of Part 1 of the Company’s Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)     Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2020.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2020	—	$—	—	127,565
February 1 – 29, 2020	—	—	—	127,565
March 1 – 31, 2020	—	—	—	127,565

Total	—	$—	—	127,565

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

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

No.	Description

3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp. (1)

3(ii)	Bylaws of Norwood Financial Corp.

4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)

10.1	Employment Agreement with Lewis J. Critelli (3)

10.2	Change in Control Severance Agreement with William S. Lance(3)

10.3	Change in Control Severance Agreement with Robert J. Mancuso(4)

10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)

10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)

10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)

10.7	2006 Stock Option Plan (8)

10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)

10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)

10.10	Change In Control Severance Agreement with James F. Burke(10)

10.11	2014 Equity Incentive Plan, as amended(11)

10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)

10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)

10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)

10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)

10.16	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)

10.17	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)

10.18	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101	Interactive Data Files consisting of the following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference into this document from Exhibit 3(i) to the Registrant’s Form 10-K filed with the Commission on March 13, 2020.

(2)

Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(3)	Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.
(5)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.
(8)	Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from Exhibit 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.
(10)	Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: May 8, 2020	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)