Form 10-Q
period 2020-06-30
NORWOOD FINANCIAL CORP
filed 2020-08-07
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-28364

Norwood Financial Corp

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2020
Common stock, par value $0.10 per share	8,194,528

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$15,387	$15,038
Interest-bearing deposits with banks	67,989	377
Cash and cash equivalents	83,376	15,415
Securities available for sale, at fair value	196,735	210,205
Loans receivable	988,679	924,581
Less: Allowance for loan losses	10,312	8,509
Net loans receivable	978,367	916,072
Regulatory stock, at cost	3,677	4,844
Bank premises and equipment, net	14,040	14,228
Bank owned life insurance	39,183	38,763
Accrued interest receivable	4,383	3,719
Foreclosed real estate owned	965	1,556
Goodwill	11,331	11,331
Other intangibles	191	235
Other assets	22,293	14,242
TOTAL ASSETS	$1,354,541	$1,230,610
LIABILITIES
Deposits:
Non-interest bearing demand	$284,754	$207,299
Interest-bearing	801,484	750,230
Total deposits	1,086,238	957,529
Short-term borrowings	55,204	62,256
Other borrowings	50,823	56,438
Accrued interest payable	2,826	2,432
Other liabilities	16,786	14,527
TOTAL LIABILITIES	1,211,877	1,093,182
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2020: 6,342,568 shares, 2019: 6,340,563 shares	634	634
Surplus	49,778	49,471
Retained earnings	87,939	86,536
Treasury stock at cost: 2020: 13,778 shares; 2019: 12,007 shares	(469)	(400)
Accumulated other comprehensive income	4,782	1,187
TOTAL STOCKHOLDERS’ EQUITY	142,664	137,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354,541	$1,230,610

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable, including fees	$10,767	$10,328	$21,450	$20,298
Securities	1,063	1,435	2,242	2,876
Other	19	51	25	66
Total interest income	11,849	11,814	23,717	23,240
INTEREST EXPENSE
Deposits	1,630	1,839	3,420	3,568
Short-term borrowings	73	85	184	209
Other borrowings	279	278	581	581
Total interest expense	1,982	2,202	4,185	4,358
NET INTEREST INCOME	9,867	9,612	19,532	18,882
PROVISION FOR LOAN LOSSES	1,300	300	2,000	750
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,567	9,312	17,532	18,132
OTHER INCOME
Service charges and fees	837	1,052	1,901	2,083
Income from fiduciary activities	175	145	328	287
Net realized gains on sales of securities	—	64	38	64
Gain on sale of loans, net	65	67	121	110
Earnings and proceeds on bank owned life insurance	212	207	420	408
Other	103	106	239	249
Total other income	1,392	1,641	3,047	3,201
OTHER EXPENSES
Salaries and employee benefits	3,289	3,599	7,065	7,248
Occupancy, furniture & equipment, net	906	940	1,875	1,864
Data processing and related operations	466	472	903	920
Taxes, other than income	214	179	427	340
Professional fees	225	226	443	476
Federal Deposit Insurance Corporation insurance	42	84	42	155
Foreclosed real estate	(2)	(10)	14	13
Amortization of intangibles	21	27	44	56
Merger related	1,597	—	1,597	—
Other	1,334	1,268	2,742	2,361
Total other expenses	8,092	6,785	15,152	13,433
INCOME BEFORE INCOME TAXES	1,867	4,168	5,427	7,900
INCOME TAX EXPENSE	379	646	860	1,188
NET INCOME	$1,488	$3,522	$4,567	$6,712
BASIC EARNINGS PER SHARE	$0.24	$0.56	$0.73	$1.07
DILUTED EARNINGS PER SHARE	$0.24	$0.56	$0.73	$1.06

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2020	2019
Net income	$1,488	$3,522
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	640	3,250
Tax effect	(135)	(682)
Reclassification of investment securities gains
recognized in net income	—	(64)
Tax effect	—	13
Other comprehensive income	505	2,517
Comprehensive Income	$1,993	$6,039

	Six Months Ended
	June 30,
	2020	2019
Net income	$4,567	$6,712
Other comprehensive income (loss):
Investment securities available for sale:
Unrealized holding gain (loss)	4,590	6,975
Tax effect	(965)	(1,464)
Reclassification of investment securities gains
recognized in net income	(38)	(64)
Tax effect	8	13
Other comprehensive income (loss)	3,595	5,460
Comprehensive Income	$8,162	$12,172

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2020 and 2019

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	-	-	-	4,567	-	-	-	4,567
Other comprehensive income	-	-	-	-	-	-	3,595	3,595
Cash dividends declared ($0.25 per share)	-	-	-	(3,164)	-	-	-	(3,164)
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to restricted stock	-	-	167	-	-	-	-	167
Stock options exercised	2,005	-	38	-	-	-	-	38
Compensation expense related to stock options	-	-	102	-	-	-	-	102
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	-	-	-	6,712	-	-	-	6,712
Other comprehensive loss	-	-	-	-	-	-	5,460	5,460
Cash dividends declared ($0.48 per share)	-	-	-	(3,019)	-	-	-	(3,019)
Compensation expense related to restricted stock	-	-	145	-	-	-	-	145
Acquisition of treasury stock	-	-	-	-	11,337	(374)	-	(374)
Stock options exercised	9,300	-	170	-	-	-	-	170
Compensation expense related to stock options	-	-	104	-	-	-	-	104
Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2020 and 2019

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2020	6,342,568	$634	$49,644	$88,032	12,007	$(400)	$4,277	$142,187
Net Income	-	-	-	1,488	-	-	-	1,488
Other comprehensive income	-	-	-	-	-	-	505	505
Cash dividends declared ($0.25 per share)	-	-	-	(1,581)	-	-	-	(1,581)
Compensation expense related to restricted stock	-	-	83	-	-	-	-	83
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to stock options	-	-	51	-	-	-	-	51
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, March 31, 2019	6,301,263	$630	$48,559	$80,115	13,807	$(455)	$(2,077)	$126,772
Net Income	-	-	-	3,522	-	-	-	3,522
Other comprehensive loss	-	-	-	-	-	-	2,517	2,517
Cash dividends declared ($0.24 per share)	-	-	-	(1,510)	-	-	-	(1,510)
Compensation expense related to restricted stock	-	-	73	-	-	-	-	73
Stock options exercised	3,150	-	57	-	-	-	-	57
Compensation expense related to stock options	-	-	52	-	-	-	-	52
Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,567	$6,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,000	750
Depreciation	562	487
Amortization of intangible assets	44	56
Deferred income taxes	(477)	(25)
Net amortization of securities premiums and discounts	613	732
Net realized gain on sales of securities	(38)	(64)
Earnings and proceeds on life insurance policies	(420)	(408)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(18)	(65)
Net gain on sale of loans	(121)	(110)
Loans originated for sale	(3,108)	(2,191)
Proceeds from sale of loans originated for sale	3,183	2,255
Compensation expense related to stock options	102	104
Compensation expense related to restricted stock	167	145
Increase in accrued interest receivable	(664)	(203)
Increase in accrued interest payable	394	1,202
Other, net	(6,234)	234
Net cash provided by operating activities	552	9,611
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	8,224	3,626
Proceeds from maturities and principal reductions on mortgage-backed securities	26,368	12,877
Purchases	(17,145)	(5,066)
Purchase of regulatory stock	(2,685)	(1,666)
Redemption of regulatory stock	3,852	2,437
Net increase in loans	(64,286)	(39,398)
Purchase of premises and equipment	(374)	(757)
Proceeds from sales of foreclosed real estate owned	609	205
Proceeds from sales of bank premises and equipment	—	246
Net cash used in investing activities	(45,437)	(27,496)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	128,709	34,444
Net decrease in short-term borrowings	(7,052)	(4,952)
Repayments of other borrowings	(15,615)	(8,260)
Proceeds from other borrowings	10,000	—
Stock options exercised	38	170
Purchase of treasury stock	(69)	(374)
Cash dividends paid	(3,165)	(3,019)
Net cash provided by financing activities	112,846	18,009
Increase in cash and cash equivalents	67,961	124
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,415	18,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,376	$18,472

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,791	$3,156
Income taxes paid, net of refunds	$93	$862
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$161	$1,003
Dividends payable	$1,581	$1,510

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.           Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp (Company) and its wholly-owned subsidiary, Wayne Bank (Bank) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three month and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2020	2019
In-scope of Topic 606:
Service charges on deposit accounts	$89	$66
ATM fees	104	91
Overdraft fees	148	343
Safe deposit box rental	24	23
Loan related service fees	82	94
Debit card fees	366	371
Fiduciary activities	175	145
Commissions on mutual funds and annuities	26	26
Other income	106	120
Noninterest Income (in-scope of Topic 606)	1,120	1,279
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	64
Loan servicing fees	(5)	24
Gains on sales of loans	65	67
Earnings on and proceeds from bank-owned life insurance	212	207
Noninterest Income (out-of-scope of Topic 606)	272	362
Total Noninterest Income	$1,392	$1,641

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2020	2019
In-scope of Topic 606:
Service charges on deposit accounts	$185	$133
ATM fees	199	181
Overdraft fees	492	694
Safe deposit box rental	54	49
Loan related service fees	182	223
Debit card fees	710	697
Fiduciary activities	328	287
Commissions on mutual funds and annuities	64	81
Other income	238	235
Noninterest Income (in-scope of Topic 606)	2,452	2,580
Out-of-scope of Topic 606:
Net realized gains on sales of securities	38	64
Loan servicing fees	16	39
Gains on sales of loans	121	110
Earnings on and proceeds from bank-owned life insurance	420	408
Noninterest Income (out-of-scope of Topic 606)	595	621
Total Noninterest Income	$3,047	$3,201

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average shares outstanding	6,329	6,290	6,329	6,292
Less: Unvested restricted shares	(36)	(35)	(36)	(35)
Basic EPS weighted average shares outstanding	6,293	6,255	6,293	6,257
Basic EPS weighted average shares outstanding	6,293	6,255	6,293	6,257
Add: Dilutive effect of stock options and restricted shares	24	60	24	62
Diluted EPS weighted average shares outstanding	6,317	6,315	6,317	6,319

For the three and six month periods ended June 30, 2020, there were 82,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $24.79 per share as of June 30, 2020.

For the three and six month periods ending June 30, 2019, there were no stock options that would be anti-dilutive to the earnings per share calculations based upon the closing price of Norwood common stock of $34.81 per share on June 30, 2019.

4.           Stock-Based Compensation

No awards were granted during the six-month period ended June 30, 2020. As of June 30, 2020, there was $102,000 of total unrecognized compensation cost related to non-vested options granted in 2019 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2020. Compensation costs related to stock options amounted to $102,000 and $104,000 during the six-month periods ended June 30, 2020 and 2019, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2020 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2020	199,825	$24.78	5.9	Yrs.	$2,822
Granted	—	—	—		—
Exercised	(2,005)	19.25	5.8	Yrs.	—
Forfeited	—	—			—
Outstanding at June 30, 2020	197,820	$24.83	5.4	Yrs.	$728
Exercisable at June 30, 2020	171,070	$23.08	4.8	Yrs.	$728

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $24.79 per share as of June 30, 2020 and $38.90 per share as of December 31, 2019.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2020 and 2019 is as follows:

	2020		2019
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	36,195	$36.23	34,615	$27.82
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, June 30,	36,195	$36.23	34,615	$27.82

The expected future compensation expense relating to the 36,195 shares of non-vested restricted stock outstanding as of June 30, 2020 is $979,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $167,000 and $145,000 during the six-month periods ended June 30, 2020 and 2019, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and six months ended June 30, 2020 and 2019:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2020	$4,277
Other comprehensive income before reclassification	505
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	505
Balance as of June 30, 2020	$4,782

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2019	$(2,077)
Other comprehensive loss before reclassification	2,568
Amount reclassified from accumulated other comprehensive loss	(51)
Total other comprehensive loss	2,517
Balance as of June 30, 2019	$440

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,625
Amount reclassified from accumulated other comprehensive income	(30)
Total other comprehensive income	3,595
Balance as of June 30, 2020	$4,782

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive loss before reclassification	5,511
Amount reclassified from accumulated other comprehensive loss	(51)
Total other comprehensive loss	5,460
Balance as of June 30, 2019	$440

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2020 and 2019:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income
	Three months ended
	June 30,
	2020	2019
Unrealized gains on available for sale securities	$—	$64	Net realized gains on sales of securities
	—	(13)	Income tax expense
	$—	$51

	Six months ended
	June 30,
	2020	2019
Unrealized gains on available for sale securities	$38	$64	Net realized gains on sales of securities
	(8)	(13)	Income tax expense
	$30	$51

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2020	2019
Commitments to grant loans	$61,826	$49,936
Unfunded commitments under lines of credit	78,092	71,859
Standby letters of credit	4,065	4,305
	$143,983	$126,100

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2020 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$56,025	$1,881	$—	$57,906
Corporate obligations	3,057	36	—	3,093
Mortgage-backed securities-
government sponsored entities	132,654	3,084	(2)	135,736
Total debt securities	$191,736	$5,001	$(2)	$196,735

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$70,015	$1,293	$(3)	$71,305
Corporate obligations	4,097	3	-	4,100
Mortgage-backed securities-government
sponsored entities	135,646	238	(1,084)	134,800
Total debt securities	$209,758	$1,534	$(1,087)	$210,205

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities-government sponsored entities	$6,793	$(2)	$—	$—	$6,793	$(2)
	$6,793	$(2)	$—	$—	$6,793	$(2)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,296	$(2)	$481	$(1)	$1,777	$(3)
Mortgage-backed securities-government sponsored entities	32,415	(241)	61,096	(843)	93,511	(1,084)
	$33,711	$(243)	$61,577	$(844)	$95,288	$(1,087)

At June 30, 2020, the Company had five debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2020.

Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,218	$5,260
Due after one year through five years	8,334	8,403
Due after five years through ten years	19,314	19,673
Due after ten years	26,216	27,663
	59,082	60,999
Mortgage-backed securities-government sponsored entities	132,654	135,736
	$191,736	$196,735

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Gross realized gains	$—	$64	$38	$64
Gross realized losses	—	—	—	—
Net realized gain	$—	$64	$38	$64
Proceeds from sales of securities	$—	$3,299	$8,224	$3,626

Securities with a carrying value of $163,150,000 and $196,986,000 at June 30, 2020 and 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2020		December 31, 2019
Real Estate Loans:
Residential	$226,120	22.8%	$229,781	24.9%
Commercial	398,813	40.3	391,327	42.3
Construction	15,182	1.5	17,732	1.9
Commercial loans	194,917	19.7	134,150	14.5
Consumer loans to individuals	155,696	15.7	151,686	16.4
Total loans	990,728	100.0%	924,676	100.0%
Deferred fees, net	(2,049)		(95)
Total loans receivable	988,679		924,581
Allowance for loan losses	(10,312)		(8,509)
Net loans receivable	$978,367		$916,072

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2020, the Company had outstanding principal balances of $67.3 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.4 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2020	December 31, 2019
Outstanding Balance	$766	$793
Carrying Amount	$669	$696

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, foreclosed real estate owned totaled $965,000 and $1,556,000, respectively. During the six months ended June 30, 2020, there were no additions to the foreclosed real estate category. The Company disposed of one property that was previously transferred to foreclosed real estate owned with a carrying value of $591,000 through the sale of the property. As of June 30, 2020, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $59,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
June 30, 2020	(In thousands)
Individually evaluated for impairment	$—	$2,093	$—	$—	$—	$2,093
Loans acquired with deteriorated credit quality	457	212	—	—	—	669
Collectively evaluated for impairment	225,663	396,508	15,182	194,917	155,696	987,966
Total Loans	$226,120	$398,813	$15,182	$194,917	$155,696	$990,728

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
December 31, 2019	(In thousands)

Individually evaluated for impairment	$-	$2,144	$-	$-	$-	$2,144
Loans acquired with deteriorated credit quality	476	220	-	-	-	696
Collectively evaluated for impairment	229,305	388,963	17,732	134,150	151,686	921,836
Total Loans	$229,781	$391,327	$17,732	$134,150	$151,686	$924,676

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2020		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$170	$370	$—
Subtotal	170	370	—
With an allowance recorded:
Real Estate Loans
Commercial	1,923	1,956	392
Subtotal	1,923	1,956	392
Total:
Real Estate Loans:
Commercial	2,093	2,326	392
Total Impaired Loans	$2,093	$2,326	$392

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2019		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$143	$394	$—
Subtotal	143	394	—
With an allowance recorded:
Real Estate Loans
Commercial	2,001	2,001	417
Subtotal	2,001	2,001	417
Total:
Real Estate Loans:
Commercial	2,144	2,395	417
Total Impaired Loans	$2,144	$2,395	$417

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2020 and 2019, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
Real Estate Loans:
Commercial	2,094	601	3	24
Total	$2,094	$601	$3	$24

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2020 and 2019, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
Real Estate Loans:
Commercial	2,096	840	6	24
Total	$2,096	$840	$6	$24

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of June 30, 2020 and December 31, 2019, troubled debt restructured loans totaled $93,000 and $99,000, respectively, with no specific reserve. For the six-month period ended June 30, 2020 and 2019, there were no new loans identified as troubled debt restructurings nor did the Company recognized any charge-off on a loan that was previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of June 30, 2020 and December 31, 2019 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2020
Commercial real estate loans	$385,332	$10,413	$3,068	$—	$398,813
Commercial loans	194,475	273	169	—	194,917
Total	$579,807	$10,686	$3,237	$—	$593,730

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2019
Commercial real estate loans	$376,109	$12,268	$2,950	$—	$391,327
Commercial loans	133,695	248	207	—	134,150
Total	$509,804	$12,516	$3,157	$—	$525,477

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2020 and December 31, 2019 (in thousands):

	Performing	Nonperforming	Total
June 30, 2020
Residential real estate loans	$225,655	$465	$226,120
Construction	15,182	—	15,182
Consumer loans	155,405	291	155,696
Total	$396,242	$756	$396,998

	Performing	Nonperforming	Total
December 31, 2019
Residential real estate loans	$229,214	$567	$229,781
Construction	17,732	—	17,732
Consumer loans	151,607	79	151,686
Total	$398,553	$646	$399,199

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2020 and December 31, 2019 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2020
Real Estate loans
Residential	$225,328	$245	$82	$-	$465	$792	$226,120
Commercial	396,296	52	274	-	2,191	2,517	398,813
Construction	15,182	-	-	-	-	-	15,182
Commercial loans	194,823	69	-	-	25	94	194,917
Consumer loans	155,265	97	43	-	291	431	155,696
Total	$986,894	$463	$399	$-	$2,972	$3,834	$990,728

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2019
Real Estate loans
Residential	$228,242	$727	$245	$-	$567	$1,539	$229,781
Commercial	388,117	176	2,935	-	99	3,210	391,327
Construction	17,695	-	37	-	-	37	17,732
Commercial loans	134,018	82	-	-	50	132	134,150
Consumer loans	151,309	233	65	-	79	377	151,686
Total	$919,381	$1,218	$3,282	$-	$795	$5,295	$924,676

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of June 30, 2020, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2019. This increase is due primarily to an increase in the qualitative factor for economic conditions which worsened as a result of the COVID-19 pandemic. The increase in this factor added $1.7 million to the required allowance for loan losses. As of June 30, 2020, the Company has also added qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries and to recognize risk related to loans that have been granted deferral of payments due to COVID-19. At June 30, 2020, the allowance for loan losses includes $1.0 million of COVID related factors. These increases in the required allowance were offset partially by a decrease in the qualitative factor relating to loan growth which decreased by $908,000 due to a reduction in loan growth from 8.75% in 2019 to projected growth of approximately 3.00% for the year of 2020. The 2020 growth excludes growth in Paycheck Protection Program loans which are fully guaranteed by the Small Business Association.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(1)	(33)	—	(18)	(192)	(244)
Recoveries	3	6	—	18	20	47
Provision for loan losses	98	1,419	(9)	127	365	2,000
Ending balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312
Ending balance individually evaluated for impairment	$—	$392	$—	$—	$—	$392
Ending balance collectively evaluated for impairment	$1,652	$5,687	$86	$1,076	$1,419	$9,920

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2020	$1,644	$4,915	$87	$1,064	$1,378	$9,088
Charge Offs	-	-	-	(18)	(76)	(94)
Recoveries	1	2	-	8	7	18
Provision for loan losses	7	1,162	(1)	22	110	1,300
Ending balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(75)	(615)	—	(234)	(135)	(1,059)
Recoveries	15	14	—	21	35	85
Provision for loan losses	179	(160)	19	397	315	750
Ending balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,447	$4,694	$112	$896	$1,079	$8,228

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2019	$1,455	$4,947	$108	$811	$1,028	$8,349
Charge Offs	(10)	(146)	—	(233)	(72)	(461)
Recoveries	4	4	—	11	21	40
Provision for loan losses	(2)	(111)	4	307	102	300
Ending balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228

The Company’s primary business activity as of June 30, 2020 was with customers located in northeastern Pennsylvania and the New York counties of Delaware and Sullivan. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2020, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $89.1 million of loans outstanding, or 9.0% of total loans outstanding, and the hospitality/lodging industry with loans outstanding of $67.3 million, or 6.8% of loans outstanding. During 2020, the Company recognized a charge off of $33,000 on one property in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the six-month periods ending June 30, 2020 and 2019, amounted to $280,000 and $255,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2020.

Operating
Weighted-average remaining term	12.7
Weighted-average discount rate	3.22%

The following table presents the undiscounted cash flows due related to operating leases as of June 30, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2020	$267
2021	535
2022	535
2023	535
2024	544
2025 and thereafter	3,879
Total undiscounted cash flows	6,295
Discount on cash flows	(1,162)
Total lease liabilities	$5,133

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
June 30, 2020
Available for Sale:
States and political subdivisions	$57,906	$-	$57,906	$-
Corporate obligations	3,093	-	3,093	-
Mortgage-backed securities-government
sponsored entities	135,736	-	135,736	-
Total	$196,735	$-	$196,735	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Available for Sale:
States and political subdivisions	$71,305	$-	$71,305	$-
Corporate obligations	4,100	-	4,100	-
Mortgage-backed securities-government
sponsored entities	134,800	-	134,800	-
Total	$210,205	$-	$210,205	$-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2020
Impaired Loans	$1,531	$-	$-	$1,531
Foreclosed Real Estate Owned	965	-	-	965
December 31, 2019
Impaired Loans	$1,584	$-	$-	$1,584
Foreclosed Real Estate Owned	1,556	-	-	1,556

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2020, the fair value investment in impaired loans totaled $1,531,000 which included one loan relationship that required a valuation allowance of $392,000 since the estimated realizable value of the collateral was not sufficient to cover the recorded investment in the loan. As of June 30, 2020, the Company has recognized a charge-off against the allowance for loan losses on this impaired loan in the amount of $33,000.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2020
Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019
Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Impaired loans	$53	Present value of future cash flows	Loan discount rate	4.00-6.97% (5.55%)
			Probability of default	0%
Foreclosed real estate owned	$1,556	Appraisal of collateral(1)	Liquidation Expenses(2)	0-7.00% (4.34%)

(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.

(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2020 and December 31, 2019. (In thousands)

	Fair Value Measurements at June 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$83,376	$83,376	$83,376	$-	$-
Loans receivable, net	978,367	1,049,959	-	-	1,049,959
Mortgage servicing rights	168	168	-	-	168
Regulatory stock (1)	3,677	3,677	3,677	-	-
Bank owned life insurance (1)	39,183	39,183	39,183	-	-
Accrued interest receivable (1)	4,383	4,383	4,383	-	-
Financial liabilities:
Deposits	1,086,238	1,090,317	725,129	-	365,188
Short-term borrowings (1)	55,204	55,204	55,204	-	-
Other borrowings	50,823	51,997	-	-	51,997
Accrued interest payable (1)	2,826	2,826	2,826	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$15,415	$15,415	$15,415	$-	$-
Loans receivable, net	916,072	943,143	-	-	943,143
Mortgage servicing rights	187	226	-	-	226
Regulatory stock (1)	4,844	4,844	4,844	-	-
Bank owned life insurance (1)	38,763	38,763	38,763	-	-
Accrued interest receivable (1)	3,719	3,719	3,719	-	-
Financial liabilities:
Deposits	957,529	961,120	596,811	-	364,309
Short-term borrowings (1)	62,256	62,256	62,256	-	-
Other borrowings	56,438	56,618	-	-	56,618
Accrued interest payable (1)	2,432	2,432	2,432	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.           New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses, amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging, amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments, amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

12.           Acquisition of UpState New York Bancorp, Inc. and USNY Bank.

On January 8, 2020, Norwood Financial Corp. (“Norwood”) and its wholly owned subsidiary, Wayne Bank, and UpState New York Bancorp, Inc. (“UpState”), and its wholly owned subsidiary, USNY Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which UpState would merge with and into Norwood, with Norwood as the surviving corporation (“the Merger”). The Merger was completed on July 7, 2020. Pursuant to the terms of the Merger Agreement, UpState was merged with and into Norwood, with Norwood as the surviving corporation of the Merger. Immediately following the Merger, USNY Bank was merged with and into Wayne Bank, with Wayne Bank as the surviving entity.

USNY Bank conducted its business from two Bank of the Finger Lakes offices in Geneva and Penn Yan, New York, and two Bank of Cooperstown offices in Cooperstown and Oneonta, New York. At March 31, 2020, UpState had total assets of $443.8 million, total deposits of $393.9 million and total stockholders’ equity of $46.5 million.

Pursuant to the terms of the Merger Agreement, shareholders of UpState elected to receive for each share of UpState common stock they owned, either 0.9390 shares of Norwood common stock or $33.33 in cash, or a combination of both. All shareholder elections were subject to the allocation and proration procedures set forth in the Merger Agreement which were intended to ensure that 90% of the shares of UpState would be exchanged for Norwood common stock and 10% of the shares of UpState would be exchanged for cash. In addition, under the terms of the Merger Agreement, UpState shareholders received an additional $0.67 per share in cash for each share of UpState common stock held. In the aggregate, the merger consideration paid to UpState shareholders consisted of approximately $8,845,198 in cash and 1,865,738 shares of Norwood common stock.

The senior management of Norwood and Wayne Bank remained the same following the completion of the Merger.  UpState directors Jeffrey S. Gifford and Alexandra K. Nolan have been appointed to the boards of directors of Norwood and Wayne Bank. In addition, the remaining former directors of UpState have been invited to join a regional advisory board. UpState President and CEO R. Michael Briggs has entered into a consulting agreement with Wayne Bank. Norwood has retained the brand names of USNY’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and has also retained USNY’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, will also remain in place as executives of their units.

13.           Risks and Uncertainties

The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was signed into law on March 27, 2020, and provided over $2.0 trillion in emergency economic relief to individuals and businesses impacted by the COVID-19 pandemic. The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new 7(a) loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans.

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of June 30, 2020, the Company approved 746 applications for $67.3 million of loans under the PPP.

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

Owner-Occupied Residential Mortgage & Consumer Loans. For residential mortgage and consumer loans, CARES Act Section 4013 forbearance agreements are available to qualified borrowers. As of June 30, 2020, we had processed 112 residential mortgage payment deferrals of $11.0 million. None of the deferrals granted were to non-owner-occupied loans. Due to the widespread impact of the State of Pennsylvania and the State of New York Stay-At-Home orders, we expect that additional residential loan borrowers will seek loan forbearance or loan modification agreements in the third quarter of 2020.

Deferrals

As of June 30, 2020, we received requests to modify 918 loans aggregating $192.9 million primarily consisting of the deferral of principal and interest payments and the extension of the maturity date.

Details with respect to actual loan modifications are as follows:

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at June 30, 2020.

The following table presents a summary of loans that were granted forbearance by type of loan as of June 30, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	112	$10,955
Commercial	225	152,610
Construction	15	5,174
Commercial, financial and agricultural	101	13,282
Consumer loans to individuals	465	10,924
Total	918	$192,945

The following table presents a summary of loans that remain in forbearance by type of loan as of June 30, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	105	$10,570
Commercial	213	144,206
Construction	6	4,174
Commercial, financial and agricultural	97	12,900
Consumer loans to individuals	442	10,443
Total	863	$182,293

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include:

•possible future impairment of intangible assets

•our ability to effectively manage future growth

•loan losses in excess of our allowance

•the impact of the COVID-19 pandemic on us

•risk of litigation from participation in the PPP loan program

•risks inherent in the COVID-19 loan forbearance programs under the CARES Act

•risks inherent in commercial lending

•real estate collateral which is subject to declines in value

•potential other-than-temporary impairments

•soundness of other financial institutions

•interest rate risks

•potential liquidity risk

•deposits acquired through competitive bidding

•availability of capital

•regional economic factors

•loss of senior officers

•comparatively low legal lending limits

•risks of new capital requirements

•potential impact of Tax Cuts and Jobs Act

•limited market for the Company’s stock

•restrictions on ability to pay dividends

•common stock may lose value

•insider ownership

•issuing additional shares may dilute ownership

•competitive environment

•certain anti-takeover provisions

•extensive and complex governmental regulation and associated cost

•cybersecurity

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at June 30, 2020 and December 31, 2019 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of June 30, 2020 were $1.355 billion compared to $1.231 billion as of December 31, 2019. The increase reflects a $67.6 million increase in interest-bearing deposits with banks and a $64.1 million increase in loans outstanding which was funded by a $128.7 million increase in deposits and cash flows from securities. The increase in total assets and loans outstanding is due in part to the Company’s participation in the PPP and other related economic stimulus.

Securities

The fair value of securities available for sale as of June 30, 2020 was $196.7 million compared to $210.2 million as of December 31, 2019. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities with the proceeds utilized to fund loan growth.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$57,906	29.4%	$71,305	33.9%
Corporate obligations	3,093	1.6	4,100	2.0
Mortgage-backed securities-
government sponsored entities	135,736	69.0	134,800	64.1
Total	$196,735	100.0%	$210,205	100.0%

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

Loans

Loans receivable totaled $988.7 million at June 30, 2020 compared to $924.6 million as of December 31, 2019. The increase in loans receivable includes a $66.3 million increase in commercial loans which was partially offset by a $2.2 million decrease in retail loans. The $64.1 million of loan growth recorded during the first six months of 2020 includes $67.3 million of PPP loans. Organic loan growth for the six-month period ended June 30, 2020 was negatively impacted by the effects of the COVID-19 pandemic as social distancing constraints and business closures resulted in a significant slowing of new loan originations.

The allowance for loan losses totaled $10.3 million as of June 30, 2020, and represented 1.04% of total loans outstanding, compared to $8.5 million, or 0.92% of total loans, at December 31, 2019. The Company had net charge-offs for the six months ended June 30, 2020 of $197,000 compared to $974,000 in the corresponding period in 2019. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2020 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at June 30, 2020 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any that might be incurred in the future.

As of June 30, 2020, non-performing loans totaled $3.0 million, or 0.30% of total loans compared to $795,000, or 0.09%, of total loans at December 31, 2019. At June 30, 2020, non-performing assets totaled $3.9 million, or 0.29%, of total assets, compared to $2.4 million, or 0.19%, of total assets at December 31, 2019.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$465	$567
Commercial	2,191	99
Construction	—	—
Commercial, financial and agricultural	25	50
Consumer loans to individuals	291	79
Total non-accrual loans *	2,972	795
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	2,972	795
Foreclosed real estate	965	1,556
Total non-performing assets	$3,937	$2,351
Allowance for loans losses	$10,312	$8,509
Coverage of non-performing loans	347% %	1,070% %
Non-performing loans to total loans	0.30%	0.09%
Non-performing loans to total assets	0.22%	0.06%
Non-performing assets to total assets	0.29%	0.19%

*Includes non-accrual TDRs of $93,000 as of June 30, 2020 and $99,000 on December 31, 2019. There were no accruing TDRs as of June 30, 2020 or as of December 31, 2019.

As of June 30, 2020, over 900 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $192.9 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Deposits

During the six-month period ended June 30, 2020, total deposits increased $128.7 million due primarily to a $77.5 million increase in non-interest-bearing demand deposits and a $50.9 million increase in NOW, money market and savings account balances The increase during the 2020 period includes the impact from the PPP and other economic stimulus.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2020	December 31, 2019
Non-interest bearing demand	$284,754	$207,299
Interest-bearing demand	105,546	99,366
Money market deposit accounts	145,112	128,441
Savings	189,717	161,705
Time deposits <$100,000	143,225	143,940
Time deposits >$100,000	217,884	216,778
Total	$1,086,238	$957,529

Borrowings

Other borrowings as of June 30, 2020, totaled $50.8 million compared to $56.4 million as of December 31, 2019. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, decreased $7.0 million due to a $31.7 million reduction in overnight borrowings, which was partially offset by a $24.7 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2020	December 31, 2019
Notes with the FHLB:
Fixed rate term borrowing due May 2020 at 1.85%	$—	$5,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	—	1,034
Amortizing fixed rate borrowing due July 2020 at 2.77%	428	2,974
Amortizing fixed rate borrowing due December 2020 at 1.706%	519	2,538
Amortizing fixed rate borrowing due December 2020 at 3.06%	1,279	1,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	1,569	2,009
Amortizing fixed rate borrowing due August 2022 at 1.94%	4,368	5,351
Amortizing fixed rate borrowing due October 2022 at 1.88%	3,827	4,626
Amortizing fixed rate borrowing due October 2023 at 3.24%	6,845	7,809
Amortizing fixed rate borrowing due December 2023 at 3.22%	3,584	4,063
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	8,813	10,000
Amortizing fixed rate borrowing due April 2024 at 0.91%	9,591	—
	$50,823	$56,438

Stockholders’ Equity and Capital Ratios

As of June 30, 2020, stockholders’ equity totaled $142.7 million, compared to $137.4 million as of December 31, 2019. The net change in stockholders’ equity included $4.6 million of net income that was partially offset by $3.2 million of dividends declared. In addition, total equity increased $3.6 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2020	December 31, 2019
Tier 1 Capital
(To average assets)	9.61%	10.18%
Tier 1 Capital
(To risk-weighted assets)	13.20%	13.11%
Common Equity Tier 1 Capital
(To risk-weighted assets)	13.20%	13.11%
Total Capital
(To risk-weighted assets)	14.29%	14.01%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2020.

Liquidity

As of June 30, 2020, the Company had cash and cash equivalents of $83.4 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $196.7 million which could be used for liquidity needs. This totals $280.1 million of liquidity and represents 20.7% of total assets compared to $225.6 million and 18.3% of total assets as of December 31, 2019. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2020 and December 31, 2019. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2021. There were no borrowings under this line as of June 30, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of June 30, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of June 30, 2020 and December 31, 2019.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $429,760,000 as of June 30, 2020, of which $50,823,000 was outstanding in the form of borrowings. As of December 31, 2019, the maximum borrowing capacity was $425,226,000, of which $88,189,000 of borrowings was outstanding. Additionally, as of June 30, 2020, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $91,000,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $56,000,000 outstanding in the form of Letters of Credit as of December 31, 2019. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$71,626	$19	0.11%	$8,495	$51	2.40%
Securities available for sale:
Taxable	139,431	701	2.01	154,010	873	2.27
Tax-exempt (1)	54,264	458	3.38	93,285	711	3.05
Total securities available for sale (1)	193,695	1,159	2.39	247,295	1,584	2.56
Loans receivable (1) (4) (5)	977,358	10,892	4.46	876,118	10,445	4.77
Total interest-earning assets	1,242,679	12,070	3.89	1,131,908	12,080	4.27
Non-interest earning assets:
Cash and due from banks	15,493			14,416
Allowance for loan losses	(9,566)			(8,460)
Other assets	87,953			80,751
Total non-interest earning assets	93,880			86,707
Total Assets	$1,336,559			$1,218,615
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$245,096	$126	0.21	$233,460	$166	0.28
Savings	187,236	25	0.05	174,650	27	0.06
Time	371,847	1,479	1.59	360,722	1,646	1.83
Total interest-bearing deposits	804,179	1,630	0.81	768,832	1,839	0.96
Short-term borrowings	61,415	73	0.48	45,218	85	0.75
Other borrowings	54,666	279	2.04	46,006	278	2.42
Total interest-bearing liabilities	920,260	1,982	0.86	860,056	2,202	1.02
Non-interest bearing liabilities:
Demand deposits	255,671			213,329
Other liabilities	17,156			16,015
Total non-interest bearing liabilities	272,827			229,344
Stockholders' equity	143,472			129,215
Total Liabilities and Stockholders' Equity	$1,336,559			$1,218,615
Net interest income/spread (tax equivalent basis)		10,088	3.03%		9,878	3.24%
Tax-equivalent basis adjustment		(221)			(266)
Net interest income		$9,867			$9,612
Net interest margin (tax equivalent basis)			3.25%			3.49%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Annualized

(4)Loan balances include non-accrual loans and are net of unearned income.

(5)Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Three months ended June 30, 2020 Compared to
	Three months ended June 30, 2019
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$33	$(65)	$(32)
Securities available for sale:
Taxable	(77)	(95)	(172)
Tax-exempt securities	(302)	49	(253)
Total securities	(379)	(46)	(425)
Loans receivable	1,174	(727)	447
Total interest-earning assets	828	(838)	(10)
Interest-bearing liabilities:
Interest-bearing demand and money market	6	(46)	(40)
Savings	2	(4)	(2)
Time	46	(213)	(167)
Total interest-bearing deposits	54	(263)	(209)
Short-term borrowings	22	(34)	(12)
Other borrowings	48	(47)	1
Total interest-bearing liabilities	124	(344)	(220)
Net interest income (tax-equivalent basis)	$704	$(494)	$210

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2020 to June 30, 2019

General

For the three months ended June 30, 2020, net income totaled $1,488,000 compared to $3,522,000 earned in the similar period in 2019. The decrease in net income for the three months ended June 30, 2020 was due primarily to a $1,000,000 increase in the provision for loan losses and $1,597,000 of merger related expenses. A $255,000 increase in net interest income was offset by a $249,000 decrease in other income. Other operating expenses decreased $290,000, excluding the merger costs. Earnings per share for the three-months ended June 30, 2020 were $0.24 per share for basic shares and fully diluted shares compared to $0.56 per share for basic shares and fully diluted shares for the three months ended June 30, 2019. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2020 were 0.45% and 4.17%, respectively, compared to 1.16% and 10.93%, respectively, for the same period in 2019.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2020 to June 30, 2019
Net income three months ended June 30, 2019	$3,522
Change due to:
Net interest income	255
Provision for loan losses	(1,000)
Net gains on sales	(66)
Other income	(183)
Salaries and employee benefits	310
Occupancy, furniture and equipment	34
Taxes, other than income	(35)
FDIC insurance assessment	42
Merger related	(1,597)
All other expenses	(61)
Income tax expense	267
Net income three months ended June 30, 2020	$1,488

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2020 totaled $10,088,000 which was $210,000 higher than the comparable period in 2019. The increase in net interest income was due primarily to a $447,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $425,000 decrease in securities income. The fte net interest spread and net interest margin were 3.03% and 3.25%, respectively, for the three months ended June 30, 2020 compared to 3.24% and 3.49%, respectively, for the same period in 2019. The decrease in the net interest spread reflects the growth in PPP loans at a 1.00% interest rate and the increased level of interest-bearing deposits with banks at an average interest rate of 0.11%.

For the three-months ended June 30, 2020, interest income (fte) totaled $12,070,000 with a yield on average earning assets of 3.89% compared to $12,080,000 and 4.27% for the 2019 period. Average loans increased $101.2 million during the three-months ended June 30, 2020, over the comparable period of 2019, while average securities decreased $53.6 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.243 billion for the three months ended June 30, 2020, an increase of $110.8 million over the average for the same period in 2019.

Interest expense for the three months ended June 30, 2020 totaled $1,982,000 at an average cost of 0.86% compared to $2,202,000 and 1.02% for the same period in 2019. The decrease in average cost during the 2020 quarter reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding, decrease 0.24% during the period.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2020 was $1,300,000 compared to $300,000 for the three months ended June 30, 2019. The increased provision includes the increased risk related to the economic impact of the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $76,000 for the quarter ended June 30, 2020, compared to $421,000 for the similar period in 2019. At June 30, 2020, the allowance for loan losses represented 1.04% of loans receivable and 347% of non-performing loans.

Other Income

Other income totaled $1,392,000 for the three months ended June 30, 2020, compared to $1,641,000 for the same period in 2019. The decrease was due primarily to a $215,000 decrease in in service charges and fees.

Other Expense

Other expense for the three months ended June 30, 2020 totaled $8,092,000, which was $1,307,000 higher than the same period of 2019, due primarily to the $1,597,000 of merger related expenses. All other operating expenses decreased $290,000, net.

Income Tax Expense

Income tax expense totaled $379,000 for an effective tax rate of 20.3% for the period ended June 30, 2020 compared to $646,000 for an effective tax rate of 15.5% for the similar period in 2019. The increase in the effective tax rate in the 2020 period reflects the merger costs and the related tax-deductions.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$38,121	$25	0.13%	$5,459	$66	2.42%
Securities available for sale:
Taxable	142,922	1,496	2.09	155,111	1,747	2.25
Tax-exempt (1)	57,256	944	3.30	94,080	1,429	3.04
Total securities available for sale (1)	200,178	2,440	2.44	249,191	3,176	2.55
Loans receivable (1) (4) (5)	952,272	21,711	4.56	866,829	20,529	4.74
Total interest-earning assets	1,190,571	24,176	4.06	1,121,479	23,771	4.24
Non-interest earning assets:
Cash and due from banks	15,108			14,221
Allowance for loan losses	(9,084)			(8,537)
Other assets	86,737			77,847
Total non-interest earning assets	92,761			83,531
Total Assets	$1,283,332			$1,205,010
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$235,864	$276	0.23	$229,658	$313	0.27
Savings	176,870	47	0.05	173,762	51	0.06
Time	371,851	3,097	1.67	359,949	3,204	1.78
Total interest-bearing deposits	784,585	3,420	0.87	763,369	3,568	0.93
Short-term borrowings	53,153	184	0.69	45,308	209	0.92
Other borrowings	54,244	581	2.14	47,961	581	2.42
Total interest-bearing liabilities	891,982	4,185	0.94	856,638	4,358	1.02
Non-interest bearing liabilities:
Demand deposits	232,579			206,837
Other liabilities	16,554			14,542
Total non-interest bearing liabilities	249,133			221,379
Stockholders' equity	142,217			126,993
Total Liabilities and Stockholders' Equity	$1,283,332			$1,205,010
Net interest income/spread (tax equivalent basis)		19,991	3.12%		19,413	3.22%
Tax-equivalent basis adjustment		(459)			(531)
Net interest income		$19,532			$18,882
Net interest margin (tax equivalent basis)			3.36%			3.46%

(1) Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2) Average balances have been calculated based on daily balances.

(3)Annualized

(4)Loan balances include non-accrual loans and are net of unearned income.

(5)Loan yields include the effect of amortization of deferred fees, net of costs.

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense

	Increase/(Decrease)
	Six months ended June 30, 2020 Compared to
	Six months ended June 30, 2019
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$38	$(79)	$(41)
Securities available for sale:
Taxable	(132)	(119)	(251)
Tax-exempt securities	(564)	79	(485)
Total securities	(696)	(40)	(736)
Loans receivable	2,011	(829)	1,182
Total interest-earning assets	1,353	(948)	405
Interest-bearing liabilities:
Interest-bearing demand and money market	7	(44)	(37)
Savings	1	(5)	(4)
Time	98	(205)	(107)
Total interest-bearing deposits	106	(254)	(148)
Short-term borrowings	30	(55)	(25)
Other borrowings	71	(71)	—
Total interest-bearing liabilities	207	(380)	(173)
Net interest income (tax-equivalent basis)	$1,146	$(568)	$578

Comparison of Operating Results for the Six Months Ended June 30, 2020 to June 30, 2019

General

For the six months ended June 30, 2020, net income totaled $4,567,000 compared to $6,712,000 earned in the similar period in 2019. The decrease in net income for the six months ended June 30, 2020 was due primarily to a $1,250,000 increase in the provision for loan losses and $1,597,000 of merger related expenses. Earnings per share for the current period were $0.73 per share for basic shares and fully diluted shares compared to $1.07 per share for basic shares and $1.06 per share for fully diluted shares for the six months ended June 30, 2019. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2020 were 0.72% and 6.46%, respectively, compared to 1.12% and 10.66%, respectively, for the similar period in 2019.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2020 to June 30, 2019
Net income six months ended June 30, 2019	$6,712
Change due to:
Net interest income	650
Provision for loan losses	(1,250)
Net gains on sales	(15)
Other income	(139)
Salaries and employee benefits	183
Occupancy, furniture and equipment	(11)
Taxes, other than income	(87)
FDIC insurance assessment	113
Merger related	(1,597)
All other expenses	(320)
Income tax expense	328
Net income six months ended June 30, 2020	$4,567

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2020 totaled $19,991,000 which was $578,000 higher than the comparable period in 2019. The increase in net interest income was due primarily to a $1,182,000 increase in interest income (fte) on loans. Tax-equivalent interest income was negatively impacted by a $736,000 decrease in securities income. The fte net interest spread and net interest margin were 3.12% and 3.36%, respectively, for the six months ended June 30, 2020 compared to 3.22% and 3.46%, respectively, for the similar period in 2019. The decrease in the net interest spread reflects the growth in PPP loans at a 1.00% interest rate and the increased level of interest-bearing deposits with banks at an average interest rate of 0.13%.

Interest income (fte) totaled $24,176,000 with a yield on average earning assets of 4.06% compared to $23,771,000 and 4.24% for the 2019 period. Average loans increased $85.4 million over the comparable period of last year, while average securities decreased $49.0 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.191 billion for the six months ended June 30, 2020, an increase of $69.1 million over the average for the similar period in 2019.

Interest expense for the six months ended June 30, 2020 totaled $4,185,000 at an average cost of 0.94% compared to $4,358,000 and 1.02% for the similar period in 2019. The decrease in average cost reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding, decreased to 1.67% from 1.78% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2020 was $2,000,000 compared to $750,000 for the six months ended June 30, 2019. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $197,000 for the six months ended June 30, 2020 compared to $974,000 for the similar period in 2019. At June 30, 2020, the allowance for loan losses represented 1.04% of loans receivable and 347% of non-performing loans.

Other Income

Other income totaled $3,047,000 for the six months ended June 30, 2020 compared to $3,201,000 for the similar period in 2019. The decrease was due primarily to a $182,000 decrease in service charges and fees due to accommodations made to customers as a result of the COVID-19 pandemic. All other items included in other income increased $28,000, net.

Other Expense

Other expense for the six months ended June 30, 2020 totaled $15,152,000 which was $1,719,000 higher than the same period of 2019 due primarily to a $1,597,000 increase in merger related expenses. All other operating expenses increased $122,000, net.

Income Tax Expense

Income tax expense totaled $860,000 for an effective tax rate of 15.8% for the six months ended June 30, 2020 compared to $1,188,000 for an effective tax rate of 15.0% for the similar period in 2019.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2020, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2020, the Company had a positive 90-day interest sensitivity gap of $62.0 million or 4.6% of total assets, compared to the $5.9 million interest sensitivity gap, or 0.48% of total assets, as of December 31, 2019. Rate-sensitive assets repricing within 90 days increased $73.0 million due primarily to a $67.6 million increase in interest-bearing deposits and a $3.1 million increase in loans. Rate-sensitive liabilities repricing within 90 days increased $16.9 million since year end due to a $44.0 million increase in deposits repricing which was partially offset by a $27.0 million decrease in borrowings. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2020

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$67,989	$—	$—	$—	$67,989
Securities	18,897	37,525	57,836	82,477	196,735
Loans Receivable	140,681	218,139	327,341	302,518	988,679
Total RSA	$227,567	$255,664	$385,177	$384,995	$1,253,403
Non-maturity interest-bearing deposits	$65,710	$66,256	$174,223	$134,186	$440,375
Time Deposits	83,452	181,168	63,729	32,760	361,109
Borrowings	16,417	28,892	46,223	14,495	106,027
Total RSL	$165,579	$276,316	$284,175	$181,441	$907,511
Interest Sensitivity Gap	$61,988	$(20,652)	$101,002	$203,554	$345,892
Cumulative Gap	61,988	41,336	142,338	345,892
RSA/RSL-cumulative	137.44%	109.35%	119.60%	138.11%

December 31, 2019

Interest Sensitivity Gap	$5,884	$(82,454)	$110,264	$232,545	$266,239
Cumulative Gap	5,884	(76,570)	33,694	266,239
RSA/RSL-cumulative	104.0%	82.8%	104.8%	130.6%

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

The Global Outbreak of the COVID-19 Coronavirus May Pose Risks and Uncertainties to the Company’s Results of Operations, Financial Condition and Cash Flows

The outbreak of the COVID-19 pandemic has caused significant disruptions in the U.S. economy and has created disruption within the markets where the Company primarily operates. While there has been no material impact to the Company’s operations, the COVID-19 pandemic could potentially create a business continuity issue for the Company. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)Unregistered Sales of Equity Securities. Not Applicable.

(b)Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2020.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2020	—	$—	—	127,565
May 1 – 31, 2020	—	—	—	127,565
June 1 – 30, 2020	—	—	—	127,565
Total	—	$—	—	127,565

*On March 19, 2008, the Registrant announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Registrant announced that the Company had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. There is no expiration date for this plan.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Incorporated by reference into this document from Exhibit 3(i) to the Registrant’s Form 10-K filed with the Commission on March 13, 2020.

(2)Incorporated herein by reference into this document from the identically numbered Exhibits to the Registrant’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(3)Incorporated by reference into this document from the identically numbered exhibits to the Registrant’s Form 10-K filed with the Commission on March 15, 2010.

(4)Incorporated by reference into this document from Exhibit 10.4 to the Registrant’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K filed with the Commission on March 23, 2000.

(6)Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.

(7)Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-K filed with the Commission on March 22, 2004.

(8)Incorporated by reference to this document from Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)Incorporated herein by reference from Exhibit 10.1 and 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2006.

(10)Incorporated by reference from Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on November 7, 2013.

(11)Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.

(12)Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on February 18, 2015.

(13)Incorporated by reference into this document from the exhibits to the Registrant’s Current Report on Form 8-K filed with the Commission on January 16, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP.

Date: August 7, 2020	By:
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)