Form 10-Q/A
period 2020-06-30
NORWOOD FINANCIAL CORP
filed 2020-08-10
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended Form 10-Q”) of Norwood Financial Corp (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2020. The Company is filing this Amended Form 10-Q because the Original Form 10-Q inadvertently omitted the signatures of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer on the signature page to the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are included in this Amended Form 10-Q.

Except as described above, no other amendments have been made to the Original Form 10-Q. This Amended Form 10-Q does not reflect events that occurred after the date of the Original Form 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original Form 10-Q to reflect any events that occurred after the date of the Original Form 10-Q.

Item 6. Exhibits

No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO*
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO*

*Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: August 10, 2020	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NORWOOD FINANCIAL CORP
Date:August 10, 2020	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

5