Form 10-Q
period 2020-09-30
NORWOOD FINANCIAL CORP
filed 2020-11-06
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2020
Common stock, par value $0.10 per share	8,201,128

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$23,874	$15,038
Interest-bearing deposits with banks	100,566	377
Cash and cash equivalents	124,440	15,415
Securities available for sale, at fair value	197,436	210,205
Loans receivable	1,414,662	924,581
Less: Allowance for loan losses	11,674	8,509
Net loans receivable	1,402,988	916,072
Regulatory stock, at cost	3,876	4,844
Bank premises and equipment, net	18,124	14,228
Bank owned life insurance	39,400	38,763
Accrued interest receivable	6,104	3,719
Foreclosed real estate owned	965	1,556
Goodwill	30,213	11,331
Other intangibles	565	235
Other assets	17,996	14,242
TOTAL ASSETS	$1,842,107	$1,230,610
LIABILITIES
Deposits:
Non-interest bearing demand	$372,237	$207,299
Interest-bearing	1,143,685	750,230
Total deposits	1,515,922	957,529
Short-term borrowings	69,294	62,256
Other borrowings	46,438	56,438
Accrued interest payable	2,194	2,432
Other liabilities	17,712	14,527
TOTAL LIABILITIES	1,651,560	1,093,182
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2020: 8,210,982 shares, 2019: 6,340,563 shares	821	634
Surplus	95,108	49,471
Retained earnings	90,422	86,536
Treasury stock at cost: 2020: 13,778 shares; 2019: 12,007 shares	(469)	(400)
Accumulated other comprehensive income	4,665	1,187
TOTAL STOCKHOLDERS’ EQUITY	190,547	137,428
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,842,107	$1,230,610

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans receivable, including fees	$16,260	$10,776	$37,711	$31,074
Securities	1,031	1,278	3,272	4,155
Other	18	5	43	70
Total interest income	17,309	12,059	41,026	35,299
INTEREST EXPENSE
Deposits	1,676	1,787	5,096	5,355
Short-term borrowings	61	135	244	344
Other borrowings	242	246	824	827
Total interest expense	1,979	2,168	6,164	6,526
NET INTEREST INCOME	15,330	9,891	34,862	28,773
PROVISION FOR LOAN LOSSES	1,850	300	3,850	1,050
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,480	9,591	31,012	27,723
OTHER INCOME
Service charges and fees	1,301	1,200	3,201	3,283
Income from fiduciary activities	205	167	533	454
Net realized gains on sales of securities	33	169	71	233
Gain on sale of loans, net	164	15	285	125
Earnings and proceeds on bank owned life insurance	217	222	638	630
Other	152	109	391	358
Total other income	2,072	1,882	5,119	5,083
OTHER EXPENSES
Salaries and employee benefits	4,812	3,667	11,878	10,915
Occupancy, furniture & equipment, net	1,109	916	2,983	2,780
Data processing and related operations	746	480	1,649	1,400
Taxes, other than income	214	179	641	520
Professional fees	292	276	735	752
Federal Deposit Insurance Corporation insurance	144	(5)	186	150
Foreclosed real estate	31	24	44	37
Amortization of intangibles	35	23	79	79
Merger related	386	—	1,983	—
Other	1,611	1,231	4,353	3,591
Total other expenses	9,380	6,791	24,531	20,224
INCOME BEFORE INCOME TAXES	6,172	4,682	11,600	12,582
INCOME TAX EXPENSE	1,173	775	2,033	1,963
NET INCOME	$4,999	$3,907	$9,567	$10,619
BASIC EARNINGS PER SHARE	$0.62	$0.62	$1.39	$1.70
DILUTED EARNINGS PER SHARE	$0.62	$0.62	$1.39	$1.68

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$4,999	$3,907
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain (loss)	(115)	1,059
Tax effect	24	(224)
Reclassification of investment securities gains
recognized in net income	(33)	(169)
Tax effect	7	37
Other comprehensive (loss) income	(117)	703
Comprehensive Income	$4,882	$4,610

	Nine Months Ended
	September 30,
	2020	2019
Net income	$9,567	$10,619
Other comprehensive income
Investment securities available for sale:
Unrealized holding gain	4,474	8,034
Tax effect	(940)	(1,688)
Reclassification of investment securities gains
recognized in net income	(71)	(233)
Tax effect	15	50
Other comprehensive income	3,478	6,163
Comprehensive Income	$13,045	$16,782

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2020 and 2019

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	-	-	-	9,567	-	-	-	9,567
Other comprehensive income	-	-	-	-	-	-	3,478	3,478
Cash dividends declared ($0.75 per share)	-	-	-	(5,681)	-	-	-	(5,681)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151	-	-	-	-	45,337
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to restricted stock	-	-	250	-	-	-	-	250
Stock options exercised	4,681	1	83	-	-	-	-	84
Compensation expense related to stock options	-	-	153	-	-	-	-	153
Balance, September 30, 2020	8,210,982	$821	$95,108	$90,422	13,778	$(469)	$4,665	$190,547

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	-	-	-	10,619	-	-	-	10,619
Other comprehensive loss	-	-	-	-	-	-	6,163	6,163
Cash dividends declared ($0.72 per share)	-	-	-	(4,531)	-	-	-	(4,531)
Compensation expense related to restricted stock	-	-	217	-	-	-	-	217
Acquisition of treasury stock	-	-	-	-	11,337	(374)	-	(374)
Stock options exercised	19,575	2	357	-	-	-	-	359
Compensation expense related to stock options	-	-	156	-	-	-	-	156
Balance, September 30, 2019	6,314,688	$632	$49,052	$84,522	13,807	$(455)	$1,143	$134,894

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2020 and 2019

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664
Net Income	-	-	-	4,999	-	-	-	4,999
Other comprehensive loss	-	-	-	-	-	-	(117)	(117)
Cash dividends declared ($0.25 per share)	-	-	-	(2,516)	-	-	-	(2,516)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151	-	-	-	-	45,337
Compensation expense related to restricted stock	-	-	83	-	-	-	-	83
Stock options exercised	2,676	1	45	-	-	-	-	46
Compensation expense related to stock options	-	-	51	-	-	-	-	51
Balance, September 30, 2020	8,210,982	$821	$95,108	$90,422	13,778	$(469)	$4,665	$190,547

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, June 30, 2019	6,304,413	$630	$48,741	$82,127	13,807	$(455)	$440	$131,483
Net Income	-	-	-	3,907	-	-	-	3,907
Other comprehensive income	-	-	-	-	-	-	703	703
Cash dividends declared ($0.24 per share)	-	-	-	(1,512)	-	-	-	(1,512)
Compensation expense related to restricted stock	-	-	72	-	-	-	-	72
Stock options exercised	10,275	2	187	-	-	-	-	189
Compensation expense related to stock options	-	-	52	-	-	-	-	52
Balance, September 30, 2019	6,314,688	$632	$49,052	$84,522	13,807	$(455)	$1,143	$134,894

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,567	$10,619
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,850	1,050
Depreciation	953	739
Amortization of intangible assets	79	79
Deferred income taxes	(418)	(176)
Net amortization of securities premiums and discounts	933	1,104
Net realized gain on sales of securities	(71)	(232)
Earnings and proceeds on life insurance policies	(638)	(630)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(22)	(67)
Net gain on sale of loans	(285)	(125)
Loans originated for sale	(7,163)	(2,767)
Proceeds from sale of loans originated for sale	7,402	2,846
Compensation expense related to stock options	153	156
Compensation expense related to restricted stock	250	217
(Increase) decrease in accrued interest receivable	(959)	50
(Decrease) increase in accrued interest payable	(413)	817
Other, net	(4,198)	1,017
Net cash provided by operating activities	9,020	14,697
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	24,497	22,862
Proceeds from maturities and principal reductions on mortgage-backed securities	42,806	21,211
Purchases	(37,132)	(5,066)
Purchase of regulatory stock	(3,350)	(2,963)
Redemption of regulatory stock	6,781	3,752
Net increase in loans	(84,990)	(57,891)
Purchase of premises and equipment	(539)	(1,056)
Proceeds from sales of foreclosed real estate owned	611	312
Proceeds from sales of bank premises and equipment	10	246
Acquisition, net of cash and cash equivalents acquired	15,193	—
Net cash used in investing activities	(36,113)	(18,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	144,280	27,653
Net increase (decrease) in short-term borrowings	7,038	(268)
Repayments of other borrowings	(20,001)	(22,378)
Proceeds from other borrowings	10,000	6,000
Stock options exercised	84	359
Purchase of treasury stock	(69)	(374)
Cash dividends paid	(5,214)	(4,529)
Net cash provided by financing activities	136,118	6,463
Increase in cash and cash equivalents	109,025	2,567
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,415	18,348
CASH AND CASH EQUIVALENTS, END OF PERIOD	$124,440	$20,915

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$6,402	$5,709
Income taxes paid, net of refunds	$1,018	$1,447
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$393	$1,478
Dividends payable	$2,049	$1,512

Merger with UpState New York Bancorp, Inc.
Noncash assets acquired:
Securities available-for-sale	$13,948
Regulatory stock	2,487
Loans	413,535
Premises and equipment, net	5,529
Accrued interest receivable	1,426
Deferred tax assets	1,495
Other assets	376
	438,796
Liabilities assumed:
Time deposits	204,440
Deposits other than time deposits	206,919
Accrued interest payable	175
Other liabilities	6,496
	418,030
Net Noncash Assets Acquired	20,766
Cash Acquired	$24,037

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.           Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp (the “Company”) and its wholly-owned subsidiary, Wayne Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2020	2019
In-scope of Topic 606:
Service charges on deposit accounts	$93	$72
ATM fees	155	106
Overdraft fees	224	323
Safe deposit box rental	26	22
Loan related service fees	282	228
Debit card fees	443	370
Fiduciary activities	205	167
Commissions on mutual funds and annuities	26	30
Other income	152	143
Noninterest Income (in-scope of Topic 606)	1,606	1,461
Out-of-scope of Topic 606:
Net realized gains on sales of securities	33	169
Loan servicing fees	52	15
Gains on sales of loans	164	15
Earnings on and proceeds from bank-owned life insurance	217	222
Noninterest Income (out-of-scope of Topic 606)	466	421
Total Noninterest Income	$2,072	$1,882

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2020	2019
In-scope of Topic 606:
Service charges on deposit accounts	$278	$205
ATM fees	354	287
Overdraft fees	715	1,017
Safe deposit box rental	79	71
Loan related service fees	464	451
Debit card fees	1,154	1,067
Fiduciary activities	533	454
Commissions on mutual funds and annuities	89	111
Other income	391	379
Noninterest Income (in-scope of Topic 606)	4,057	4,042
Out-of-scope of Topic 606:
Net realized gains on sales of securities	71	233
Loan servicing fees	68	53
Gains on sales of loans	285	125
Earnings on and proceeds from bank-owned life insurance	638	630
Noninterest Income (out-of-scope of Topic 606)	1,062	1,041
Total Noninterest Income	$5,119	$5,083

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding	8,073	6,296	6,915	6,293
Less: Unvested restricted shares	(36)	(35)	(36)	(35)
Basic EPS weighted average shares outstanding	8,037	6,261	6,879	6,258
Basic EPS weighted average shares outstanding	8,037	6,261	6,879	6,258
Add: Dilutive effect of stock options and restricted shares	22	48	22	50
Diluted EPS weighted average shares outstanding	8,059	6,309	6,901	6,308

For the three and nine month periods ended September 30, 2020, there were 112,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $24.32 per share as of September 30, 2020.

For the three and nine month periods ending September 30, 2019, there were 60,650 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $31.61 per share on September 30, 2019.

4.           Stock-Based Compensation

No awards were granted during the nine-month period ended September 30, 2020. As of September 30, 2020, there was $51,000 of total unrecognized compensation cost related to non-vested options granted in 2019 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2020. Compensation costs related to stock options amounted to $153,000 and $156,000 during the nine-month periods ended September 30, 2020 and 2019, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2020 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2020	199,825	$24.78	5.9	Yrs.	$2,823
Granted	—	—	—		—
Exercised	(4,681)	17.87	2.6	Yrs.	—
Forfeited	—	—			—
Outstanding at September 30, 2020	195,144	$24.94	5.2	Yrs.	$654
Exercisable at September 30, 2020	168,394	$23.18	4.6	Yrs.	$654

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $24.32 per share as of September 30, 2020 and $38.90 per share as of December 31, 2019.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2020 and 2019 is as follows:

	2020		2019
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	36,195	$31.65	34,615	$27.82
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, September 30,	36,195	$31.65	34,615	$27.82

The expected future compensation expense relating to the 36,195 shares of non-vested restricted stock outstanding as of September 30, 2020 is $895,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $250,000 and $217,000 during the nine-month periods ended September 30, 2020 and 2019, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and nine months ended September 30, 2020 and 2019:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2020	$4,782
Other comprehensive loss before reclassification	(91)
Amount reclassified from accumulated other comprehensive loss	(26)
Total other comprehensive loss	(117)
Balance as of September 30, 2020	$4,665

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2019	$440
Other comprehensive income before reclassification	835
Amount reclassified from accumulated other comprehensive income	(132)
Total other comprehensive income	703
Balance as of September 30, 2019	$1,143

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,534
Amount reclassified from accumulated other comprehensive income	(56)
Total other comprehensive income	3,478
Balance as of September 30, 2020	$4,665

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2018	$(5,020)
Other comprehensive income before reclassification	6,346
Amount reclassified from accumulated other comprehensive income	(183)
Total other comprehensive income	6,163
Balance as of September 30, 2019	$1,143

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2020 and 2019:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements
Details about other comprehensive income	Income (Loss) (a)		of Income
	Three months ended
	September 30,
	2020	2019
Unrealized gains on available for sale securities	$33	$169	Net realized gains on sales of securities
	(7)	(37)	Income tax expense
	$26	$132

	Nine months ended
	September 30,
	2020	2019
Unrealized gains on available for sale securities	$71	$233	Net realized gains on sales of securities
	(15)	(50)	Income tax expense
	$56	$183

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2020	2019
Commitments to grant loans	$76,029	$49,806
Unfunded commitments under lines of credit	122,050	65,854
Standby letters of credit	5,654	3,687
	$203,733	$119,347

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2020 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$51,134	$1,931	$—	$53,065
Corporate obligations	3,038	25	—	3,063
Mortgage-backed securities-
government sponsored entities	138,414	2,941	(47)	141,308
Total debt securities	$192,586	$4,897	$(47)	$197,436

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
States and political subdivisions	$70,015	$1,293	$(3)	$71,305
Corporate obligations	4,097	3	-	4,100
Mortgage-backed securities-government
sponsored entities	135,646	238	(1,084)	134,800
Total debt securities	$209,758	$1,534	$(1,087)	$210,205

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities-government sponsored entities	$20,888	$(47)	$—	$—	$20,888	$(47)
	$20,888	$(47)	$—	$—	$20,888	$(47)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,296	$(2)	$481	$(1)	$1,777	$(3)
Mortgage-backed securities-government sponsored entities	32,415	(241)	61,096	(843)	93,511	(1,084)
	$33,711	$(243)	$61,577	$(844)	$95,288	$(1,087)

At September 30, 2020, the Company had eight debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in

2020. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,348	$4,386
Due after one year through five years	7,385	7,447
Due after five years through ten years	17,958	18,415
Due after ten years	24,481	25,880
	54,172	56,128
Mortgage-backed securities-government sponsored entities	138,414	141,308
	$192,586	$197,436

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Gross realized gains	$33	$169	$71	$233
Gross realized losses	—	—	—	—
Net realized gain	$33	$169	$71	$233
Proceeds from sales of securities	$2,425	$19,326	$24,497	$22,862

Securities with a carrying value of $189,346,000 and $157,233,000 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2020		December 31, 2019
Real Estate Loans:
Residential	$263,404	18.6%	$229,781	24.9%
Commercial	574,123	40.5	391,327	42.3
Agricultural	68,340	4.8	—	—
Construction	20,797	1.5	17,732	1.9
Commercial loans	285,295	20.1	134,150	14.5
Other agricultural loans	42,297	3.0	—	—
Consumer loans to individuals	162,217	11.5	151,686	16.4
Total loans	1,416,473	100.0%	924,676	100.0%
Deferred fees, net	(1,811)		(95)
Total loans receivable	1,414,662		924,581
Allowance for loan losses	(11,674)		(8,509)
Net loans receivable	$1,402,988		$916,072

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had outstanding principal balances of $95,035,000 in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.5 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2020	December 31, 2019
Outstanding Balance	$15,344	$793
Carrying Amount	$8,586	$696

As a result of the acquisition of UpState New York Bancorp, Inc. (“UpState”), the Company added $15,410,000 of loans that were accounted for in accordance with ASC 310-30. Based on a review of the loans acquired by the Company’s senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $6,937,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses until actual losses exceed the allotted reserves. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.

Changes in the accretable yield for purchased credit impaired loans for the nine-months ended September 30, 2019 and 2020, were as follows:

	2020	2019
Balance at beginning of period	$97	$168
Additions	1,724	—
Accretion	(179)	(29)
Reclassification and other	(96)	—
Balance at end of period	$1,546	$139

Loans acquired with credit deterioration of $15,410,000 and accounted for in accordance with ASC 310-30 were individually evaluated to estimate credit losses and a net recovery amount for each loan. The net cash flows for each loan were then discounted to present value using a risk-adjusted market rate. The table below presents the components of the purchase accounting adjustments:

(In Thousands)	July 7, 2020
Contractually required principal and interest	$15,410
Non-accretable discount	(5,213)
Expected cash flows	10,197
Accretable discount	(1,724)
Estimated fair value	$8,473

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, foreclosed real estate owned totaled $965,000 and $1,556,000, respectively. During the nine months ended September 30, 2020, there were no additions to the foreclosed real estate category. The Company disposed of one property that was previously transferred to foreclosed real estate owned with a carrying value of $591,000 through the sale of the property. As of September 30, 2020, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $440,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2020	(In thousands)
Individually evaluated for impairment	$—	$1,654	$—	$—	$—	$—	$—	$1,654
Loans acquired with deteriorated credit quality	122	3,771	2,078	190	245	2,180	—	8,586
Collectively evaluated for impairment	263,282	568,698	66,262	20,607	285,050	40,117	162,217	1,406,233
Total Loans	$263,404	$574,123	$68,340	$20,797	$285,295	$42,297	$162,217	$1,416,473

	Real Estate Loans
				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
December 31, 2019	(In thousands)

Individually evaluated for impairment	$-	$2,144	$-	$-	$-	$2,144
Loans acquired with deteriorated credit quality	476	220	-	-	-	696
Collectively evaluated for impairment	229,305	388,963	17,732	134,150	151,686	921,836
Total Loans	$229,781	$391,327	$17,732	$134,150	$151,686	$924,676

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2020		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,654	$2,287	—
Total Impaired Loans	$1,654	$2,287	—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2019		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$143	$394	$—
Subtotal	143	394	—
With an allowance recorded:
Real Estate Loans
Commercial	2,001	2,001	417
Subtotal	2,001	2,001	417
Total:
Real Estate Loans:
Commercial	2,144	2,395	417
Total Impaired Loans	$2,144	$2,395	$417

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2020 and 2019, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
Real Estate Loans:
Commercial	1,874	633	2	—
Total	$1,874	$633	$2	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2020 and 2019, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
Real Estate Loans:
Commercial	1,986	759	8	24
Total	$1,986	$759	$8	$24

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of September 30, 2020 and December 31, 2019, troubled debt restructured loans totaled $91,000 and $99,000, respectively, with no specific reserve. For the nine-month period ended September 30, 2020 and 2019, there were no new loans identified as troubled debt restructurings. During 2019, the Company recognized a charge-off $451,000 on a loan that was previously identified as a troubled debt restructuring. The loan was transferred to foreclosed real estate during the first quarter of 2019 with a carrying value of $608,000.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of September 30, 2020 and December 31, 2019 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2020
Commercial real estate loans	$558,137	$10,341	$5,645	$—	$574,123
Agricultural real estate loans	—	5,554	3,529	—	68,340
Commercial loans	284,625	275	395	—	285,295
Other agricultural loans	—	2,595	2,270	—	42,297
Total	$842,762	$18,765	$11,839	$—	$970,055

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2019
Commercial real estate loans	$376,109	$12,268	$2,950	$—	$391,327
Commercial loans	133,695	248	207	—	134,150
Total	$509,804	$12,516	$3,157	$—	$525,477

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2020 and December 31, 2019 (in thousands):

	Performing	Nonperforming	Total
September 30, 2020
Residential real estate loans	$262,741	$663	$263,404
Construction	20,797	—	20,797
Consumer loans	162,078	139	162,217
Total	$445,616	$802	$446,418

	Performing	Nonperforming	Total
December 31, 2019
Residential real estate loans	$229,214	$567	$229,781
Construction	17,732	—	17,732
Consumer loans	151,607	79	151,686
Total	$398,553	$646	$399,199

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2020 and December 31, 2019 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
September 30, 2020
Real Estate loans
Residential	$261,906	$443	$270	$-	$663	$1,376	$122	$263,404
Commercial	568,601	420	51	-	1,280	1,751	3,771	574,123
Agricultural	65,557	29			676	705	2,078	68,340
Construction	20,607	-	-	-	-	-	190	20,797
Commercial loans	283,130	878	19	1,000	23	1,920	245	285,295
Other agricultural loans	39,844	10			263	273	2,180	42,297
Consumer loans	161,682	346	50	-	139	535	-	162,217
Total	$1,401,327	$2,126	$390	$1,000	$3,044	$6,560	$8,586	$1,416,473

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual		Purchased Credit-Impaired	Total Loans
December 31, 2019
Real Estate loans
Residential	$227,766	$727	$245	$-	$567	$1,539	-	$476	$229,781
Commercial	387,897	176	2,935	-	99	3,210	-	220	391,327
Construction	17,695	-	37	-	-	37	-	-	17,732
Commercial loans	134,018	82	-	-	50	132	-	-	134,150
Consumer loans	151,309	233	65	-	79	377	-	-	151,686
Total	$918,685	$1,218	$3,282	$-	$795	$5,295	-	$696	$924,676

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of September 30, 2020, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2019. This increase is due primarily to an increase in the qualitative factor for economic conditions which worsened as a result of the COVID-19 pandemic. The increase in the economic factor added $2.2 million to the required allowance for loan losses. As of September 30, 2020, the Company has also added qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries and to recognize risk related to loans that have been granted deferral of payments due to COVID-19. At September 30, 2020, the allowance for loan losses includes $1.5 million of COVID related factors. These increases in the required allowance were offset partially by a decrease in the qualitative factor relating to loan growth which decreased by $986,000 due to a reduction in loan growth from 8.75% in 2019 to projected growth of approximately 2.00% for the year of 2020. The 2020 growth excludes growth in Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(41)	(433)	—	(18)	(275)	(767)
Recoveries	5	10	—	36	31	82
Provision for loan losses	162	2,904	30	242	512	3,850
Ending balance, September 30, 2020	$1,678	$7,168	$125	$1,209	$1,494	$11,674
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,678	$7,168	$125	$1,209	$1,494	$11,674

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312
Charge Offs	(40)	(400)	-	-	(83)	(523)
Recoveries	2	4	-	18	11	35
Provision for loan losses	64	1,485	39	115	147	1,850
Ending balance, September 30, 2020	$1,678	$7,168	$125	$1,209	$1,494	$11,674

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(90)	(615)	—	(254)	(246)	(1,205)
Recoveries	20	18	—	31	39	108
Provision for loan losses	310	(292)	14	454	564	1,050
Ending balance, September 30, 2019	$1,568	$4,566	$107	$943	$1,221	$8,405
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,568	$4,566	$107	$943	$1,221	$8,405

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2019	$1,447	$4,694	$112	$896	$1,079	$8,228
Charge Offs	(15)	—	—	(20)	(111)	(146)
Recoveries	5	4	—	10	4	23
Provision for loan losses	131	(132)	(5)	57	249	300
Ending balance, September 30, 2019	$1,568	$4,566	$107	$943	$1,221	$8,405

The Company’s primary business activity as of September 30, 2020 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of September 30, 2020, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $119.7 million of loans outstanding, or 8.5% of total loans outstanding, and residential rentals with loans outstanding of $117.2 million, or 8.3% of loans outstanding. During 2020, the Company did not recognize any charge offs on loans in the named concentrations.

9.           Operating Leases

The Company leases eight office locations under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the nine-month periods ending September 30, 2020 and 2019, amounted to $425,000 and $382,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2020.

Operating
Weighted-average remaining term	12.4
Weighted-average discount rate	3.20%

The following table presents the undiscounted cash flows due related to operating leases as of September 30, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2020	$140
2021	561
2022	546
2023	534
2024	544
2025 and thereafter	3,880
Total undiscounted cash flows	6,205
Discount on cash flows	(1,121)
Total lease liabilities	$5,084

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
	(In thousands)
September 30, 2020
Available for Sale:
States and political subdivisions	$53,065	$-	$53,065	$-
Corporate obligations	3,063	-	3,063	-
Mortgage-backed securities-government
sponsored entities	141,308	-	141,308	-
Total	$197,436	$-	$197,436	$-

Description	Total	Level 1	Level 2	Level 3
	(In thousands)
December 31, 2019
Available for Sale:
States and political subdivisions	$71,305	$-	$71,305	$-
Corporate obligations	4,100	-	4,100	-
Mortgage-backed securities-government
sponsored entities	134,800	-	134,800	-
Total	$210,205	$-	$210,205	$-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2020 and December 31, 2019 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2020
Impaired Loans	$-	$-	$-	$-
Foreclosed Real Estate Owned	965	-	-	965
December 31, 2019
Impaired Loans	$1,584	$-	$-	$1,584
Foreclosed Real Estate Owned	1,556	-	-	1,556

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2020, the fair value investment in impaired loans was $0 since no loans required a specific reserve at period end.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2020
Impaired loans	$-	Appraisal of collateral(1)	Appraisal adjustments(2)	-
Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019
Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Impaired loans	$53	Present value of future cash flows	Loan discount rate	4.00-6.97% (5.55%)
			Probability of default	0%
Foreclosed real estate owned	$1,556	Appraisal of collateral(1)	Liquidation Expenses(2)	0-7.00% (4.34%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2020 and December 31, 2019. (In thousands)

	Fair Value Measurements at September 30, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$124,440	$124,440	$124,440	$-	$-
Loans receivable, net	1,402,988	1,494,158	-	-	1,494,158
Mortgage servicing rights	324	406	-	-	406
Regulatory stock (1)	3,876	3,876	3,876	-	-
Bank owned life insurance (1)	39,400	39,400	39,400	-	-
Accrued interest receivable (1)	6,104	6,104	6,104	-	-
Financial liabilities:
Deposits	1,515,922	1,521,857	980,745	-	541,112
Short-term borrowings (1)	69,294	69,294	69,294	-	-
Other borrowings	46,438	47,567	-	-	47,567
Accrued interest payable (1)	2,194	2,194	2,194	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2019
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$15,415	$15,415	$15,415	$-	$-
Loans receivable, net	916,072	943,143	-	-	943,143
Mortgage servicing rights	187	226	-	-	226
Regulatory stock (1)	4,844	4,844	4,844	-	-
Bank owned life insurance (1)	38,763	38,763	38,763	-	-
Accrued interest receivable (1)	3,719	3,719	3,719	-	-
Financial liabilities:
Deposits	957,529	961,120	596,811	-	364,309
Short-term borrowings (1)	62,256	62,256	62,256	-	-
Other borrowings	56,438	56,618	-	-	56,618
Accrued interest payable (1)	2,432	2,432	2,432	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.           New and Recently Adopted Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

12.           Acquisition of UpState New York Bancorp, Inc. and USNY Bank.

On January 8, 2020, the Company and the Bank, and UpState and its wholly owned subsidiary, USNY Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which UpState would merge with and into the Company, with the Company as the surviving corporation (“the Merger”). The Merger was completed on July 7, 2020. Pursuant to the terms of the Merger Agreement, UpState was merged with and into the Company, with the Company as the surviving corporation of the Merger. Immediately following the Merger, USNY Bank was merged with and into Wayne Bank, with Wayne Bank as the surviving entity.

USNY Bank conducted its business from two Bank of the Finger Lakes offices in Geneva and Penn Yan, New York, and two Bank of Cooperstown offices in Cooperstown and Oneonta, New York. At June 30, 2020, UpState had total assets of $463.8 million, total deposits of $412.8 million and total stockholders’ equity of $44.8 million.

Pursuant to the terms of the Merger Agreement, shareholders of UpState elected to receive for each share of UpState common stock they owned, either 0.9390 shares of the Company’s common stock or $33.33 in cash, or a combination of both. All shareholder elections were subject to the allocation and proration procedures set forth in the Merger Agreement which were intended to ensure that 90% of the shares of UpState would be exchanged for the Company’s common stock and 10% of the shares of UpState would be exchanged for cash. In addition, under the terms of the Merger Agreement, UpState shareholders received an additional $0.67 per share in cash for each share of UpState common stock held. In the aggregate, the merger consideration paid to UpState shareholders consisted of approximately $8,845,198 in cash and 1,865,738 shares of the Company’s common stock.

The senior management of the Company and Wayne Bank remained the same following the completion of the Merger.  UpState directors Jeffrey S. Gifford and Alexandra K. Nolan have been appointed to the boards of directors of the Company and Wayne Bank. In addition, the remaining former directors of UpState have been invited to join a regional advisory board. UpState President and CEO R. Michael Briggs has entered into a consulting agreement with Wayne Bank. The Company has retained the brand names of USNY Bank’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and has also retained USNY Bank’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, will also remain in place as executives of their units.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgement in accounting for the acquisition. Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors. The Company also recorded and identifiable asset representing the core deposit base of UpState based on management’s evaluation of the cost of such deposits relative to alternative funding sources. Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products. Management used market quotations to determine the fair value of investment securities.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. UpState loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference. At the acquisition date, the Company recorded $15,410,000 of purchased credit-impaired loans subject to a non-accretable difference of $5,213,000. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

UpState’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds. At acquisition, UpState’s loan portfolio without evidence of deterioration totaled $400,127,000 and was recorded at a fair value of $393,580,000.

The following table summarizes the purchase of UpState as of July 7, 2020:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
UpState New York Bancorp, Inc. common shares settled for stock	1,987,206
Exchange Ratio	0.9390
Norwood Financial Corp shares issued	1,865,738
Value assigned to each Norwood Financial Corp common share	$24.30
Purchase price assigned to UpState New York Bancorp, Inc. common shares		$45,337
exchanged for Norwood Financial Corp shares

Purchase Price Consideration - Cash for Common Stock
UpState New York Bancorp, Inc. shares exchanged for cash, excluding fractional shares	220,794
Purchase price paid to each UpState New York Bancorp, Inc. common share exchanged for cash	$33.33
Purchase price assigned to UpState New York Bancorp, Inc. common shares exchanged for cash		$7,359
Purchase price additional cash consideration per share		1,479
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$54,181

Net Assets Acquired:

UpState New York Bancorp, Inc. shareholders' equity	$44,803
UpState New York Bancorp, Inc. goodwill and intangibles	-
Total tangible equity	44,803

Adjustments to reflect assets acquired at fair value:
Investments	(112)
Loans
Interest rate	3,982
General credit	(10,529)
Specific credit - non-amortizing	(5,213)
Specific credit - amortizing	(1,724)
Core deposit intangible	409
Deferred loan fees	(812)
Premises and equipment	(1,211)
Allowance for loan and lease losses	5,982
Deferred tax assets	2,526
Other	(48)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(2,754)

Net assets acquired		35,299
Goodwill resulting from merger		$18,882

The following condensed statement reflects the values assigned to UpState New York Bancorp, Inc. net assets as of the acquisition date:

(In Thousands)

Total purchase price		$54,181

Net assets acquired:
Cash	$24,037
Securities available for sale	13,836
Loans	405,221
Premises and equipment, net	4,318
Regulatory stock	2,487
Accrued interest receivable	1,426
Core deposit intangible	564
Other assets	4,194
Deposits	(414,113)
Accrued interest payable	(175)
Other liabilities	(6,496)
Total identifiable net assets acquired		35,299

Goodwill resulting from UpState New York Bancorp, Inc. Merger		$18,882

The Company recorded goodwill and other intangibles associated with the acquisition of UpState New York Bancorp, Inc. totaling $19,291,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the nine months ended September 30, 2020. The carrying amount of the goodwill at September 30, 2020 related to the UpState acquisition was $18,882,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the nine months ended September 30, 2020, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2020 was $409,000 with $19,000 accumulated depreciation as of that date.

As of September 30, 2020, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2020	$37
2021	71
2022	63
2023	56
2024	48
After five years	134
$409

The following table presents financial information for the former UpState included in the Consolidated Statements of Income from the date of acquisition through September 30, 2020:

Actual From
Acquisition Date
Through
September 30,2020
(in thousands)

Net interest income after provision for loan losses	$3,522
Noninterest income	$151

The following table presents pro forma information for the nine and three-month periods ended September 30, 2020 and 2019, as if the acquisition of UpState had occurred on January 1, 2019. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results:

	Pro Forma		Pro Forma
	Nine Months Ended September 30,		Three Months Ended September 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019
Net interest income after provision for loan losses	$38,632	$38,658	$13,480	$13,236
Noninterest income	5,443	5,704	2,072	2,089
Net income	14,434	14,759	5,304	5,287
Pro forma earnings per share:
Basic	$1.80	$1.84	$0.66	$0.66
Diluted	$1.79	$1.83	$0.66	$0.66

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2020, the Company approved 1,138 applications for $95.0 million of loans under the PPP.

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

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company , the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at September 30, 2020.

The following table presents a summary of loans that were granted forbearance by type of loan during the nine-months ended September 30, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	117	$10,723
Commercial	384	218,891
Agricultural	16	5,267
Construction	24	4,125
Commercial, financial and agricultural	183	23,677
Other agricultural loans	—	—
Consumer loans to individuals	467	10,682
Total	1,191	$273,365

The following table presents a summary of loans that remain in forbearance by type of loan as of September 30, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	13	$1,660
Commercial	162	102,018
Agricultural	12	5,025
Construction	2	982
Commercial, financial and agricultural	88	15,672
Other agricultural loans	—	—
Consumer loans to individuals	37	920
Total	314	$126,277

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2019 (incorporated by reference in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of other-than-

temporary impairment on securities and the determination of goodwill impairment. Please refer to the discussion of the allowance for loan losses calculation under “Loans” in the “Changes in Financial Condition” section.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at September 30, 2020 and December 31, 2019 represent temporary impairment of the securities, related to changes in interest rates.

In connection with acquisitions, the Company recorded goodwill in the amount of $30.2 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of September 30, 2020 were $1.842 billion compared to $1.231 billion as of December 31, 2019. The increase was due primarily to the $456.1 million of assets acquired in the UpState merger. The increase in total assets and loans outstanding is also due in part to the Company’s participation in the PPP and other related economic stimulus programs.

Securities

The fair value of securities available for sale as of September 30, 2020 was $197.4 million compared to $210.2 million as of December 31, 2019. The decrease in the securities portfolio is the result of sales, calls, maturities and principal reductions of securities with the proceeds utilized to fund loan growth.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
States and political subdivisions	$53,065	26.9%	$71,305	33.9%
Corporate obligations	3,063	1.5	4,100	2.0
Mortgage-backed securities-
government sponsored entities	141,308	71.6	134,800	64.1
Total	$197,436	100.0%	$210,205	100.0%

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

Loans

Loans receivable totaled $1.415 billion at September 30, 2020 compared to $924.6 million as of December 31, 2019. The increase in loans receivable includes $402.2 million of loans acquired in the UpState merger. The loan growth recorded during the first nine months of 2020 also includes $95.0 million of PPP loans. Organic loan growth for the nine-month period ended September 30, 2020 was negatively impacted by the effects of the COVID-19 pandemic as social distancing constraints and business closures resulted in a significant slowing of new loan originations.

The allowance for loan losses totaled $11,674,000 as of September 30, 2020, and represented 0.83% of total loans outstanding, compared to $8.5 million, or 0.92% of total loans, at December 31, 2019. The Company had net charge-offs for the nine months ended September 30, 2020 of $685,000 compared to $1,097,000 in the corresponding period in 2019. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2020 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at September 30, 2020 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of September 30, 2020, non-performing loans totaled $12.6 million, or 0.89% of total loans compared to $795,000, or 0.09%, of total loans at December 31, 2019. The increase reflects loans acquired in the UpState merger. At September 30, 2020, non-performing assets totaled $13.6 million, or 0.74%, of total assets, compared to $2.4 million, or 0.19%, of total assets at December 31, 2019.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$663	$567
Commercial	1,280	99
Agricultural	676
Construction	—	—
Commercial and financial loans	23	50
Other agricultural loans	263
Consumer loans to individuals	139	79
Total non-accrual loans *	3,044	795
Accruing loans which are contractually
past due 90 days or more	1,000	—
Total non-performing loans	4,044	795
Foreclosed real estate	965	1,556
Total non-performing assets	$5,009	$2,351

Purchased credit impaired loans (a)	$8,586	$696

Allowance for loans losses	$11,674	$8,509

Coverage of non-performing loans (a) (b)	289% %	1,070% %
Non-performing loans to total loans(a)	0.29%	0.09%
Non-performing loans to total assets(a)	0.22%	0.06%
Non-performing assets to total assets(a)	0.27%	0.19%

*Includes non-accrual TDRs of $91,000 as of September 30, 2020 and $99,000 as of December 31, 2019. There were no accruing TDRs as of September 30, 2020 or as of December 31, 2019.

(a) Purchased impaired loans are loans obtained in acquisition transactions that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments. Those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments. The Company estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount on the acquisition date relating to these impaired loans that is recognized in interest income.

(b) For loans acquired with specific evidence of deterioration in credit quality, a specific credit fair value adjustment is established at the date of acquisition and will not impact the allowance for loan losses unless actual losses exceed the established fair value adjustment.

During the nine-months ended September 30, 2020, over 1,100 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $273.4 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Deposits

During the nine-month period ended September 30, 2020, total deposits increased $558.4 million due primarily to the $414.1 million of deposits acquired in the UpState merger. The increase during the 2020 period also includes the impact from the PPP and other economic stimulus programs.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2020	December 31, 2019
Non-interest bearing demand	$372,237	$207,299
Interest-bearing demand	157,927	99,366
Money market deposit accounts	229,941	128,441
Savings	220,640	161,705
Time deposits <$100,000	205,671	143,940
Time deposits >$100,000	329,506	216,778
Total	$1,515,922	$957,529

Borrowings

Other borrowings as of September 30, 2020, totaled $46.4 million compared to $56.4 million as of December 31, 2019. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $7.0 million due to a $38.8 million increase in repurchase agreements, which was partially offset by a $31.8 million reduction in overnight borrowings.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2020	December 31, 2019
Notes with the FHLB:
Fixed rate term borrowing due May 2020 at 1.85%	$—	$5,000
Amortizing fixed rate borrowing due June 2020 at 1.490%	—	1,034
Amortizing fixed rate borrowing due July 2020 at 2.77%	—	2,974
Amortizing fixed rate borrowing due December 2020 at 1.706%	260	2,538
Amortizing fixed rate borrowing due December 2020 at 3.06%	642	1,034
Amortizing fixed rate borrowing due March 2022 at 1.748%	1,348	2,009
Amortizing fixed rate borrowing due August 2022 at 1.94%	3,874	5,351
Amortizing fixed rate borrowing due October 2022 at 1.88%	3,425	4,626
Amortizing fixed rate borrowing due October 2023 at 3.24%	6,357	7,809
Amortizing fixed rate borrowing due December 2023 at 3.22%	3,341	4,063
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	8,216	10,000
Amortizing fixed rate borrowing due April 2024 at 0.91%	8,975	—
	$46,438	$56,438

Stockholders’ Equity and Capital Ratios

As of September 30, 2020, stockholders’ equity totaled $190.5 million, compared to $137.4 million as of December 31, 2019. The net change in stockholders’ equity included $45.3 million resulting from the UpState merger and $9.6 million of net income, which was partially offset by $5.7 million of dividends declared. In addition, total equity increased $3.5 million due to an increase in the fair value of securities in the available for sale portfolio, net of tax. This increase in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2020	December 31, 2019
Tier 1 Capital
(To average assets)	8.80%	10.18%
Tier 1 Capital
(To risk-weighted assets)	11.52%	13.11%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.52%	13.11%
Total Capital
(To risk-weighted assets)	12.40%	14.01%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2020.

Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of $124.4 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $197.4 million which could be used for liquidity needs. This totals $321.9 million of liquidity and represents 17.5% of total assets compared to $225.6 million and 18.3% of total assets as of December 31, 2019. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2020 and December 31, 2019. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2021. There were no borrowings under this line as of September 30, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of September 30, 2020 and December 31, 2019.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of September 30, 2020 and December 31, 2019.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $429,045,000 as of September 30, 2020, of which $46,437,000 was outstanding in the form of borrowings. As of December 31, 2019, the maximum borrowing capacity was $425,226,000, of which $88,189,000 of borrowings was outstanding. Additionally, as of September 30, 2020, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $152.4 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $56,000,000 outstanding in the form of Letters of Credit as of December 31, 2019. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on pages 41 and 45. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$78,525	$18	0.09%	$693	$5	2.89%
Securities available for sale:
Taxable	147,864	687	1.86	147,079	798	2.17
Tax-exempt (1)	50,543	436	3.45	80,099	608	3.04
Total securities available for sale (1)	198,407	1,123	2.26	227,178	1,406	2.48
Loans receivable (1) (4) (5)	1,391,012	16,385	4.71	897,850	10,890	4.85
Total interest-earning assets	1,667,944	17,526	4.20	1,125,721	12,301	4.37
Non-interest earning assets:
Cash and due from banks	23,036			14,968
Allowance for loan losses	(10,894)			(8,344)
Other assets	106,437			83,474
Total non-interest earning assets	118,579			90,098
Total Assets	$1,786,523			$1,215,819
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$360,183	$192	0.21	$232,893	$173	0.30
Savings	219,441	34	0.06	168,972	26	0.06
Time	537,146	1,450	1.08	348,890	1,588	1.82
Total interest-bearing deposits	1,116,770	1,676	0.60	750,755	1,787	0.95
Short-term borrowings	58,527	61	0.42	56,136	135	0.96
Other borrowings	48,415	242	2.00	39,349	246	2.50
Total interest-bearing liabilities	1,223,712	1,979	0.65	846,240	2,168	1.02
Non-interest bearing liabilities:
Demand deposits	356,827			218,893
Other liabilities	21,859			16,649
Total non-interest bearing liabilities	378,686			235,542
Stockholders' equity	184,125			134,037
Total Liabilities and Stockholders' Equity	$1,786,523			$1,215,819
Net interest income/spread (tax equivalent basis)		15,547	3.55%		10,133	3.35%
Tax-equivalent basis adjustment		(217)			(242)
Net interest income		$15,330			$9,891
Net interest margin (tax equivalent basis)			3.73%			3.60%

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

	Increase/(Decrease)
	Three months ended September 30, 2020 Compared to
	Three months ended September 30, 2019
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$35	$(22)	$13
Securities available for sale:
Taxable	4	(115)	(111)
Tax-exempt securities	(229)	57	(172)
Total securities	(225)	(58)	(283)
Loans receivable	5,968	(473)	5,495
Total interest-earning assets	5,778	(553)	5,225
Interest-bearing liabilities:
Interest-bearing demand and money market	82	(63)	19
Savings	8	—	8
Time	631	(769)	(138)
Total interest-bearing deposits	721	(832)	(111)
Short-term borrowings	3	(77)	(74)
Other borrowings	51	(55)	(4)
Total interest-bearing liabilities	775	(964)	(189)
Net interest income (tax-equivalent basis)	$5,003	$411	$5,414

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2020 to September 30, 2019

General

For the three months ended September 30, 2020, net income totaled $4,999,000 compared to $3,907,000 earned in the similar period in 2019. The increase in net income for the three months ended September 30, 2020 was due primarily to a $5,439,000 million improvement in net interest income which reflects the benefits realized from the merger of UpState. This increase was partially offset by an increase in the provision for loan losses and $386,000 of merger related expenses. Earnings per share for the three-months ended September 30, 2020 were $0.62 per share for basic shares and fully diluted shares compared to $0.62 per share for basic shares and fully diluted shares for the three months ended September 30, 2019. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2020 were 1.11% and 10.64%, respectively, compared to 1.27% and 11.56%, respectively, for the same period in 2019.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2020 to September 30, 2019
Net income three months ended September 30, 2019	$3,907
Change due to:
Net interest income	5,439
Provision for loan losses	(1,550)
Net gains on sales	13
Other income	177
Salaries and employee benefits	(1,145)
Occupancy, furniture and equipment	(193)
Data processing related	(266)
FDIC insurance assessment	(149)
Merger related	(386)
All other expenses	(450)
Income tax expense	(398)
Net income three months ended September 30, 2020	$4,999

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2020 totaled $15,547,000 which was $5,414,000 higher than the comparable period in 2019. The increase in net interest income was due primarily to a $5,495,000 increase in interest income (fte) on loans resulting from the acquisition of UpState. Tax-equivalent interest income was negatively impacted by a $283,000 decrease in securities income. The fte net interest spread and net interest margin were 3.55% and 3.73%, respectively, for the three months ended September 30, 2020 compared to 3.35% and 3.60%, respectively, for the same period in 2019. The increase in the net interest spread reflects the growth in average interest-earning assets.

For the three-months ended September 30, 2020, interest income (fte) totaled $17,526,000 with a yield on average earning assets of 4.20% compared to $12,301,000 and 4.37% for the 2019 period. Average loans increased $493.2 million during the three-months ended September 30, 2020, over the comparable period of 2019, while average securities decreased $28.8 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.668 billion for the three months ended September 30, 2020, an increase of $542.2 million over the average for the same period in 2019. All increases reflect growth resulting from the merger with UpState.

Interest expense for the three months ended September 30, 2020 totaled $1,979,000 at an average cost of 0.65% compared to $2,168,000 and 1.02% for the same period in 2019. The decrease in average cost during the 2020 quarter reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding, decreased 0.74% during the period.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2020 was $1,850,000 compared to $300,000 for the three months ended September 30, 2019. The increased provision includes the increased risk related to the economic impact of the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $488,000 for the quarter ended September 30, 2020, compared to $123,000 for the similar period in 2019. At September 30, 2020, the allowance for loan losses represented 0.83% of loans receivable. Additionally, the allowance for loan losses represented 289% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $2,072,000 for the three months ended September 30, 2020, compared to $1,882,000 for the same period in 2019. The increase was due primarily to a $101,000 increase in service charges and fees. Net gains from the sale of securities totaled $33,000 for the three-months ended September 30, 2020, compared to $169,000 in the three-months ended September 30, 2019. Net gains on the sale of loans totaled $164,000 for the three-months ended September 30, 2020 compared to $15,000 in the three-months ended September 30, 2019.

Other Expense

Other expense for the three months ended September 30, 2020 totaled $9,380,000, which was $2,589,000 higher than the same period of 2019, due primarily to the $386,000 of merger related expenses and costs associated with the operation of four community offices acquired in the UpState merger.

Income Tax Expense

Income tax expense totaled $1,173,000 for an effective tax rate of 19.0% for the period ended September 30, 2020 compared to $775,000 for an effective tax rate of 16.6% for the similar period in 2019. The increase in the effective tax rate in the 2020 period reflects the merger costs and the related tax-deductions.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$51,705	$43	0.11%	$3,853	$70	2.42%
Securities available for sale:
Taxable	144,582	2,182	2.01	152,404	2,545	2.23
Tax-exempt (1)	55,002	1,380	3.35	89,369	2,038	3.04
Total securities available for sale (1)	199,584	3,562	2.38	241,773	4,583	2.53
Loans receivable (1) (4) (5)	1,099,586	38,097	4.62	877,283	31,419	4.78
Total interest-earning assets	1,350,875	41,702	4.12	1,122,909	36,072	4.28
Non-interest earning assets:
Cash and due from banks	17,752			14,473
Allowance for loan losses	(9,692)			(8,472)
Other assets	93,351			79,743
Total non-interest earning assets	101,411			85,744
Total Assets	$1,452,286			$1,208,653
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$277,606	$468	0.22	$230,748	$486	0.28
Savings	191,164	81	0.06	172,148	77	0.06
Time	427,351	4,547	1.42	356,222	4,792	1.79
Total interest-bearing deposits	896,121	5,096	0.76	759,118	5,355	0.94
Short-term borrowings	54,957	244	0.59	48,957	344	0.94
Other borrowings	52,287	824	2.10	45,059	827	2.45
Total interest-bearing liabilities	1,003,365	6,164	0.82	853,134	6,526	1.02
Non-interest bearing liabilities:
Demand deposits	274,297			210,900
Other liabilities	18,336			15,252
Total non-interest bearing liabilities	292,633			226,152
Stockholders' equity	156,288			129,367
Total Liabilities and Stockholders' Equity	$1,452,286			$1,208,653
Net interest income/spread (tax equivalent basis)		35,538	3.30%		29,546	3.26%
Tax-equivalent basis adjustment		(676)			(773)
Net interest income		$34,862			$28,773
Net interest margin (tax equivalent basis)			3.51%			3.51%

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
	Nine months ended September 30, 2020 Compared to
	Nine months ended September 30, 2019
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$75	$(102)	$(27)
Securities available for sale:
Taxable	(120)	(243)	(363)
Tax-exempt securities	(722)	64	(658)
Total securities	(842)	(179)	(1,021)
Loans receivable	6,998	(320)	6,678
Total interest-earning assets	6,231	(601)	5,630
Interest-bearing liabilities:
Interest-bearing demand and money market	88	(106)	(18)
Savings	4	—	4
Time	826	(1,071)	(245)
Total interest-bearing deposits	918	(1,177)	(259)
Short-term borrowings	29	(129)	(100)
Other borrowings	123	(126)	(3)
Total interest-bearing liabilities	1,070	(1,432)	(362)
Net interest income (tax-equivalent basis)	$5,161	$831	$5,992

Comparison of Operating Results for the Nine Months Ended September 30, 2020 to September 30, 2019

General

For the nine months ended September 30, 2020, net income totaled $9,567,000 compared to $10,619,000 earned in the similar period in 2019. The decrease in net income for the nine months ended September 30, 2020 was due primarily to a $2,800,000 increase in the provision for loan losses and $1,983,000 of merger related expenses. Earnings per share for the current period were $1.39 per share for basic shares and fully diluted shares compared to $1.70 per share for basic shares and $1.68 per share for fully diluted shares for the nine months ended September 30, 2019. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2020 were 0.88% and 8.13%, respectively, compared to 1.17% and 10.97%, respectively, for the similar period in 2019.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2020 to September 30, 2019
Net income nine months ended September 30, 2019	$10,619
Change due to:
Net interest income	6,089
Provision for loan losses	(2,800)
Net gains on sales	(2)
Other income	38
Salaries and employee benefits	(963)
Occupancy, furniture and equipment	(203)
Data processing related	(249)
FDIC insurance assessment	(36)
Merger related	(1,983)
All other expenses	(873)
Income tax expense	(70)
Net income nine months ended September 30, 2020	$9,567

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2020 totaled $35,538,000 which was $5,992,000 higher than the comparable period in 2019. The increase in net interest income was due primarily to a $6,678,000 increase in interest income (fte) on loans resulting from the merger with UpState. Tax-equivalent interest income was negatively impacted by a $1,021,000 decrease in securities income. The fte net interest spread and net interest margin were 3.30% and 3.51%, respectively, for the nine months ended September 30, 2020 compared to 3.26% and 3.51%, respectively, for the similar period in 2019. The increase in the net interest spread reflects the growth in loans resulting from the UpState merger.

Interest income (fte) totaled $41,702,000 with a yield on average earning assets of 4.12% compared to $36,072,000 and 4.28% for the 2019 period. Average loans increased $222.3 million over the comparable period of last year, while average securities decreased $42.2 million as portfolio runoff was utilized to fund loan growth. Average earning assets totaled $1.351 billion for the nine months ended September 30, 2020, an increase of $228.0 million over the average for the similar period in 2019. All increases reflect assets acquired from UpState.

Interest expense for the nine months ended September 30, 2020 totaled $6,164,000 at an average cost of 0.82% compared to $6,526,000 and 1.02% for the similar period in 2019. The decrease in average cost reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding, decreased to 1.42 % from 1.79% for the similar period in the prior year.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2020 was $3,850,000 compared to $1,050,000 for the nine months ended September 30, 2019. The increased provision includes the increased risk related to the economic impact of the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $685,000 for the nine months ended September 30, 2020 compared to $1,097,000 for the similar period in 2019. At September 30, 2020, the allowance for loan losses represented 0.83% of loans receivable. Additionally, the allowance for loan losses represented 289% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $5,119,000 for the nine months ended September 30, 2020 compared to $5,083,000 for the similar period in 2019. The increase was due primarily to a $79,000 increase related to fiduciary activities. All other items included in other income decreased $43,000, net. Net gains from the sale of securities totaled $71,000 for the nine-months ended September 30, 2020, compared to $233,000 in the nine-months ended September 30, 2019. Net gains on the sale of loans totaled $285,000 for the nine-months ended September 30, 2020 compared to $125,000 in the nine-months ended September 30, 2019.

Other Expense

Other expense for the nine months ended September 30, 2020 totaled $24,531,000 which was $4,307,000 higher than the same period of 2019 due primarily to $1,983,00 of merger related expenses and costs associated with the operation of four community offices acquired in the UpState merger.

Income Tax Expense

Income tax expense totaled $2,033,000 for an effective tax rate of 17.5% for the nine months ended September 30, 2020 compared to $1,963,000 for an effective tax rate of 15.6% for the similar period in 2019.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2020, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2020, the Company had a positive 90-day interest sensitivity gap of $121.6 million or 6.6% of total assets, compared to the $5.9 million interest sensitivity gap, or 0.48% of total assets, as of December 31, 2019. Rate-sensitive assets repricing within 90 days increased $193.1 million due primarily to a $99.7 million increase in interest-bearing deposits and a $93.0 million increase in loans. Rate-sensitive liabilities repricing within 90 days increased $77.4 million since year end due to a $101.9 million increase in deposits repricing which was partially offset by a $24.6 million decrease in borrowings. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2020

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$100,120	$—	$446	$—	$100,566
Securities	16,857	46,968	63,721	69,890	197,436
Loans Receivable	230,672	292,186	432,765	459,039	1,414,662
Total RSA	$347,649	$339,154	$496,932	$528,929	$1,712,664
Non-maturity interest-bearing deposits	$65,905	$65,335	$173,554	$303,715	$608,509
Time Deposits	141,240	228,732	125,344	39,861	535,177
Borrowings	18,892	32,733	51,707	12,400	115,732
Total RSL	$226,037	$326,800	$350,605	$355,976	$1,259,418
Interest Sensitivity Gap	$121,612	$12,354	$146,327	$172,953	$453,246
Cumulative Gap	121,612	133,966	280,293	453,246
RSA/RSL-cumulative	153.80%	124.23%	131.03%	135.99%

December 31, 2019

Interest Sensitivity Gap	$5,884	$(82,454)	$110,264	$232,545	$266,239
Cumulative Gap	5,884	(76,570)	33,694	266,239
RSA/RSL-cumulative	104.0%	82.8%	104.8%	130.6%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)Unregistered Sales of Equity Securities. Not Applicable.

(b)Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2020.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2020	—	$—	—	127,565
August 1 – 31, 2020	—	—	—	127,565
September 1 – 30, 2020	—	—	—	127,565
Total	—	$—	—	127,565

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 6, 2020	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)