Form 10-K
period 2020-12-31
NORWOOD FINANCIAL CORP
filed 2021-03-09
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-28364

_____________________

NORWOOD FINANCIAL CORP

(Exact Name of Registrant as Specified in its Charter)

_____________________

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

_____________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2020, $24.79 per share, was $147.9 million based on 5,964,486 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2021, there were 8,226,068 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP.

ANNUAL REPORT ON FORM 10-K

PART I

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•statements of our goals, intentions and expectations;

•statements regarding our business plans, prospects, growth and operating strategies;

•statements regarding the quality of our loan and investment portfolios; and

•estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of the Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the recent global coronavirus outbreak has and will continue to pose risks and could harm our business and results of operations;

•general economic conditions, either nationally or in our market areas, that are worse than expected;

•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•our ability to access cost-effective funding;

•fluctuations in real estate values and both residential and commercial real estate market conditions;

•demand for loans and deposits in our market area;

•our ability to implement changes in our business strategies;

•competition among depository and other financial institutions;

•inflation and changes in the interest rate environment that reduce our margins and yields, or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•adverse changes in the securities markets;

•changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board;

•our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•our ability to enter new markets successfully and capitalize on growth opportunities;

•our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•changes in consumer demand, borrowing and savings habits

•the ability of third-party providers to perform their obligations to us;

•the ability of the U.S. Government to manage federal debt limits;

•changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and

•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

The Global Outbreak of the COVID-19 Coronavirus.

The COVID-19 pandemic is having an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened in an efficient manner. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to certain risks, any of which could have a material, adverse effect on the business, financial condition, liquidity, and results of operations of the Company. These risks include, among others,(i) risks to the capital markets that may impact the value or performance of the Company’s investment securities portfolio, as well as limit our access to the capital markets and wholesale funding sources; (ii) effects on key employees, including operational or management personnel and those charged with preparing, monitoring and evaluating the companies’ financial reporting and internal controls; (iii) declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets served by the Company; (iv) collateral for loans, especially real estate, may continue to decline in value, which could cause loan losses to increase; (v) the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments; (vi) the allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect net income; (vii) if the economy is unable to substantially reopen or reopen in an efficient manner, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased loan losses and reduced interest income; (viii) in certain states in which we do business temporary bans on evictions and foreclosures have been enacted through executive orders, and may continue indefinitely, resulting in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses; (ix) as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on assets may decline to a greater extent than the decline in cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income; (x) cyber security risks are increased as the result of an increase in the number of employees working remotely and an increase in the number of our clients banking electronically; (xi) declines in demand resulting from adverse impacts of the disease on businesses deemed to be “non-essential” by governments in the markets served by the Company; and (xii) increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill or other intangible assets.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP which could have a significant adverse impact on our business, financial position, results of operations, and prospects. The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the Coronavirus Aid, Relief and Economic Security Act, including the establishment of the PPP administered by the Small Business Administration (“SBA”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. Since the initiation of the PPP, several banks have been subject to litigation or threatened litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached us regarding PPP loans. If any such litigation is filed or threatened against us and is not resolved in a manner favorable to us, it may result in significant cost or adversely affect our reputation. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial position, results of operations and prospects.

Item 1. Business

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2020, the Company had total consolidated assets of $1.852 billion, consolidated deposits of $1.535 billion, and consolidated stockholders’ equity of $194.8 million. The Company’s ratio of average equity to average assets was 10.70%, 10.86%, and 10.15% for fiscal years 2020, 2019 and 2018, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC. The Bank is an independent community bank with fourteen offices in Northeastern Pennsylvania and sixteen offices in Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York.

The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe, Lackawanna and Luzerne and, to a much lesser extent, Susquehanna County in addition to the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. In addition, the Bank operates automated teller machines at twenty-nine branch facilities plus one machine at an off-site location and one machine at the former Narrowsburg Office location.

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

Completed Acquisitions

UpState New York Bancorp, Inc. On July 7, 2020, the Company completed the acquisition of UpState New York Bancorp, Inc. (“UpState”), and its wholly owned subsidiary, USNY Bank (“USNY Bank”). The acquisition was completed when UpState was merged with and into the Company, with the Company as the surviving corporation of the merger and USNY Bank was merged with and into Wayne Bank, with Wayne Bank as the surviving entity. At the time of completion of the acquisition, USNY Bank conducted its business from two Bank of the Finger Lakes offices in Geneva and Penn Yan, New York, and two Bank of Cooperstown offices in Cooperstown and Oneonta, New York. At June 30, 2020, UpState had total assets of $463.8 million, total deposits of $412.8 million and total stockholders’ equity of $44.8 million.

In the merger, shareholders of UpState elected to receive for each share of UpState common stock they owned, either 0.9390 shares of the Company’s common stock or $33.33 in cash, or a combination of both. All shareholder elections were subject to the allocation and proration procedures set forth in the Merger Agreement which were intended to ensure that 90% of the shares of UpState would be exchanged for the Company’s common stock and 10% of the shares of UpState would be exchanged for cash. In addition, under the terms of the Merger Agreement, UpState shareholders received an additional $0.67 per share in cash for each share of UpState common stock held. In the aggregate, the merger consideration paid to UpState shareholders consisted of approximately $8,845,198 in cash and 1,865,738 shares of the Company’s common stock.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2020 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 20.9%, the second largest share in Pike County with 17.5%, seventh largest share in Monroe County with 3.6%, the eleventh largest share in Lackawanna County with 1.1% and the eighteenth largest share in Luzerne County with 0.1%.. At June 30, 2020, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 29.1% and the fourth largest share in Sullivan County, New York, with 7.9%. The Bank’s market share in Ontario, Otsego and Yates Counties were 7.2%, 15.9% and 5.7%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2020, the Bank had 257 full-time and eight part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2020, the Bank had $168.1 million of assets under management compared to $170.7 million as of December 31, 2019. The decrease reflects the closure of accounts resulting from the settlement of estates, as well as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $122,000 and $141,000 in 2020 and 2019, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2020 and 2019, the outstanding balance of foreclosed properties on which WTRO held title totaled $965,000 and $1,556,000, respectively.

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

Source of Strength Doctrine. Under the Bank Holding Company Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under this source of strength doctrine, a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve regulations, or both.

Non-Banking Activities. The business activities of the Company, as a bank holding company, are restricted by the BHCA. Under the BHCA and the Federal Reserve’s bank holding company regulations, a bank holding company generally may only engage in, or acquire or control voting securities or assets of a company engaged in, (1) banking or managing or controlling banks and other subsidiaries authorized under the BHCA and (2) any business activity the Federal Reserve has determined to be so closely related to banking or managing or controlling banks to be a proper incident thereto. These include any incidental activities necessary to carry on those activities, as well as a lengthy list of activities that the Federal Reserve has determined to be so closely related to the business of banking as to be a proper incident thereto.

In addition to the above authority, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. The Company has not made an election to be deemed a financial holding company.

Regulatory Capital Requirements. The Federal Reserve has adopted regulatory capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital rules are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” Pursuant to the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”), enacted in 2018, the Federal Reserve has amended its Small Bank Holding Company Policy Statement to exempt from the regulatory capital requirements bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

Interstate Banking. As a result of the acquisition of UpState and Delaware, Wayne Bank now operates branches in Pennsylvania and New York. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an insured state bank that establishes a branch in another state may conduct any activity at such branch that is permissible under the laws of its home state to the extent that such activity is permissible either for a bank chartered by the host state or for a branch of an out-of-state national bank in the host state. The laws of the host state, including laws regarding community reinvestment, consumer protection, fair lending and branching within the host state, apply to any branch of an out-of-state bank to the same extent as such laws apply to a branch of an out-of-state national bank. The Riegle-Neal Act prohibits out-of-state banks from using their interstate branches primarily for purposes of deposit production. If a federal banking regulator reasonably determines from available information that an out-of-state bank’s level of lending in a host state is less than half the loan-to-deposit ratio for all banks in the host state, the regulator may order the closure of the out-of-state branches or prohibit the opening of new branches in the host state unless the out-of-state bank has an acceptable plan or can give reasonable assurances that it will reasonably help meet the credit needs of the communities served in the host state.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000.

The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund.  Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity. Current deposit insurance assessment rates (which are subject to certain adjustments) range from 3 to 16 basis points for institutions with CAMELS composite ratings of 1 or 2, 6 to 30 basis points for those with a CAMELS composite score of 3, and 16 to 30 basis points for those with CAMELS composite scores of 4 or 5.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what the FDIC assessment rates will be in the future.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy rules for state-chartered banks that, like the Bank, are not members of the Federal Reserve System. Effective January 1, 2015, the capital adequacy rules were substantially revised to conform to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The revised capital rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Board’s Small Bank Holding Company Policy Statement.

Under the FDIC’s currently effective capital rules, banks are required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. Pursuant to EGRRCPA, the federal banking agencies may only apply a heightened risk weight to a higher volatility commercial real estate exposure that constitutes a higher volatility commercial real estate acquisition, development or construction loan as defined in EGRRCPA and which was originated on or after January 1, 2015.

In addition to the above minimum requirements, the capital rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

EGRRCPA directed the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. Under the final rule issued by the federal banking agencies, a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The Bank has not elected to opt into the community bank leverage ratio framework.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and Pennsylvania capital requirements in effect as of December 31, 2020.

Prompt Corrective Regulatory Action. Under applicable federal statutes, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the FDIC’s prompt corrective action regulations, an institution is deemed to be “well capitalized” if it has a Total Risk-Based Capital Ratio of 10.0% or greater, a Tier 1 Risk-Based Capital Ratio of 8.0% or greater, a Common Equity Tier 1 risk-based capital ratio of 6.5% or better and a leverage ratio of 5.0% or greater. Under the community bank leverage ratio regulations adopted by the federal banking agencies, a qualifying community bank will be deemed well capitalized if it maintains a community bank leverage ratio greater than 9.0%. In addition, a bank that has elected to use the community bank leverage ratio framework will continue to be considered well capitalized during a two-quarter grace period after its leverage ratio falls below 9.0%, provided that the leverage ratio remains above 8.0%.

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

At December 31, 2020, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2020, the Bank’s loans-to-one-borrower limitation was $21.9 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2020, the Bank was in compliance with this requirement.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking and NOW accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy the liquidity requirements that are imposed by the Department. At December 31, 2020, the Bank met its reserve requirements.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. In addition, the Federal Reserve’s guidance states that a bank holding company should consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. Finally, under the federal prompt corrective action regulations, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-nine additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $40.0 million with a net book value of $17.8 million as of December 31, 2020. The Bank currently operates automated teller machines at all but one of its community office facilities, as well as at the former Narrowsburg, New York Office location and one off-site ATM. The Bank leases eight of its locations with minimum lease commitments of $6.1 million through 2036. Six of the locations have renewal options.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2020, there were approximately 1,400 registered stockholders based on the records of our transfer agent.

The following firms are known to make a market in the Company’s stock:

Boenning & Scattergood, Inc. West Conshohocken, PA 19428 800-883-1212	RBC Capital Markets Philadelphia, PA 19103 888-848-4677

Janney Montgomery Scott, LLC Scranton, PA 18503 800-638-4417

Stifel Nicolaus

St,. Louis, MO 63102

314-342-2000

The following table sets forth the price range and cash dividends declared per share regarding common stock for the periods indicated:

	Closing Price Range
	High	Low	Cash dividend
Year 2020			Declared per share
First Quarter	$39.03	$24.37	$0.25
Second Quarter	26.59	21.65	0.25
Third Quarter	29.57	23.24	0.25
Fourth Quarter	29.25	22.88	0.26

Year 2019
First Quarter	$33.00	$28.08	$0.24
Second Quarter	34.97	31.00	0.24
Third Quarter	35.90	29.76	0.24
Fourth Quarter	39.25	30.39	0.25

The book value of the common stock was $23.72 per share as of December 31, 2020 compared to $21.67 per share as of December 31, 2019. As of December 31, 2020, the closing stock price was $26.17 per share, compared to $38.90 as of December 31, 2019.

TRANSFER AGENT

Computershare provides Transfer Agent services for the Company. Stockholders who may have questions regarding their stock ownership should contact the Transfer Agent at 800-662-7232, by regular mail at P.O. Box 50500, Louisville, KY 40233-5000, or by overnight delivery at 462 South 4th Street Suite 1600, Louisville, KY 40202.

DIVIDEND CALENDAR

Dividends on Norwood Financial Corp common stock, if approved by the Board of Directors, are customarily paid on or about February 1, May 1, August 1 and November 1.

AUTOMATIC DIVIDEND REINVESTMENT PLAN

The Plan, open to all shareholders, provides the opportunity to have dividends automatically reinvested into Norwood stock. Participants in the Plan may also elect to make cash contributions to purchase additional shares of common stock. Please contact the transfer agent for additional information.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2020.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2020	—	$—	—	127,565
November 1 – 30, 2020	—	—	—	127,565
December 1 – 31, 2020	1,472	27.10	1,472	126,093

Total	1,472	$27.10	1,472	126,093

*On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares.

Item 6. Selected Financial Data

For the years ended December 31,	2020	2019	2018	2017	2016
Net interest income	$50,476	$38,606	$36,839	$34,908	$28,590
Provision for loan losses	5,450	1,250	1,725	2,200	2,050

Other income	7,182	6,355	6,837	6,496	4,841
Net realized gains on sales of loans and securities	598	423	228	415	338

Other expenses	34,440	27,311	25,975	24,870	23,124
Income before income taxes	18,366	16,823	16,204	14,749	8,595
Income tax expense	3,286	2,608	2,553	6,551	1,884

NET INCOME	15,080	14,215	13,651	8,198	6,711
Net income per share-Basic*	$2.09	$2.27	$2.19	$1.32	$1.16
-Diluted*	$2.09	$2.25	$2.17	$1.31	$1.15
Cash dividends declared*	$1.01	$0.97	$0.90	$0.87	$0.83
Dividend pay-out ratio	48.33%	42.73%	41.10%	65.91%	71.84%

Return on average assets	0.97%	1.18%	1.19%	0.73%	0.74%
Return on average equity	9.06%	10.83%	11.71%	7.04%	6.17%

BALANCES AT YEAR-END
Total assets	1,851,864	1,230,610	1,184,559	1,132,916	1,111,183
Loans receivable	1,410,732	924,581	850,182	764,092	713,889
Allowance for loan losses	13,150	8,509	8,452	7,634	6,463
Total deposits	1,535,385	957,529	946,780	929,384	925,385
Stockholders’ equity	194,785	137,428	122,285	115,739	111,079
Trust assets under management	168,085	170,685	151,224	157,838	138,167

Book value per share*	$23.72	$21.67	$19.43	$18.61	$17.43

Tier 1 Capital to risk-adjusted assets	11.65%	13.08%	13.04%	13.16%	13.27%
Total Capital to risk-adjusted assets	12.62%	13.98%	14.00%	14.11%	14.12%
Allowance for loan losses to total loans	0.93%	0.92%	0.99%	1.00%	0.91%
Non-performing assets to total assets	0.24%	0.19%	0.19%	0.37%	0.64%

* Per share information has been restated to reflect the 50% stock dividend declared in 2017.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019. This section should be read in conjunction with the consolidated financial statements and related footnotes.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements (incorporated by reference in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities, the determination of goodwill impairment and the fair value of financial instruments. Please refer to the discussion of the allowance for loan losses calculation under “Allowance for Loan Losses and Non-performing Assets” in the “Financial Condition” section.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost and 2) the financial condition of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not sell the securities before recovery of their cost basis. The Company believes that any unrealized losses at December 31, 2020 and 2019 represent temporary impairment of the securities.

The fair value of financial instruments is based upon quoted market prices, when available. For those instances where a quoted price is not available, fair values are based upon observable market based parameters, as well as unobservable parameters. Any such valuation is applied consistently over time.

In connection with the acquisition of Delaware in 2016, we recorded goodwill in the amount of $1.6 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of UpState.in July 2020, we recorded goodwill in the amount of $18.0 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. .Goodwill is tested annually and deemed impaired when the carrying value of goodwill exceeds its implied fair value.

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2020 were $1.852 billion compared to $1.231 billion as of year-end 2019, an increase of $621.3 million. The increase in assets was primarily attributable to the $438.8 million of assets acquired from UpState.

Loans Receivable

As of December 31, 2020, loans receivable totaled $1.411 billion compared to $924.6 million as of year-end 2019, an increase of $486.2 million. Commercial loans, including commercial real estate, grew $376.9 million, while retail loans increased $109.3 million during the year. The growth includes the $413.5 million of loans acquired from UpState and the $68.1 million of Paycheck Protection Program (“PPP”) loans originated prior to the merger date.

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2020, there were $147.2 million of indirect loans in the portfolio. In connection with the acquisition of UpState, the Company acquired approximately $413.5 million in loans, including $37.3 million in residential real estate loans, $289.0 million in commercial real estate loans, $92.0 million in commercial, financial and agricultural loans, and $2.3 million in consumer loans. As of December 31, 2020, the approximate outstanding balance of these acquired loans was $390.8 million. In connection with the acquisition of Delaware, the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans. As of December 31, 2020, the approximate outstanding balance of these acquired loans was $47.1 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2020, the Bank had approximately $125.3 million in loans on commercial rentals, as well as $117.8 million of loans outstanding on residential rentals, which are its largest lending concentrations.

As a qualified Small Business Administration (“SBA”) lender, the Bank originated $95.0 million of PPP loans in loans in 2020, including loans originated by USNY Bank prior to the acquisition date.

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

The Bank’s adjustable-rate loan portfolio includes approximately $41.5 million in loan participations indexed to the London Interbank Offered Rate (“LIBOR”) which is expected to be phased out by June 30, 2023. The Bank anticipates that the terms of LIBOR-based loans, which have not matured prior to the phase-out of LIBOR will be negotiated to incorporate a to-be-determined substitute reference rate. The Bank must rely on the lead bank to renegotiate the terms of loans in which the Bank has a participation. There can be no assurance that the lead bank will be able to successfully renegotiate the loans in which the Bank has participations or that the substitute reference rate will perform as satisfactorily as LIBOR.

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

Set forth below is selected data relating to the composition of the Bank’s loan portfolio at the dates indicated.

	As of December 31,
	2020		2019		2018		2017		2016
	$	%	$	%	$	%	$	%	$	%
	(dollars in thousands)
Real Estate-Residential	$263,127	18.6	$229,781	24.9	$235,523	27.7	$235,759	30.8	$237,177	33.2
Real Estate-Commercial	579,104	41.0	391,327	42.3	374,790	44.1	342,934	44.9	320,187	44.8
Real Estate-Agricultural	66,334	4.7	-	-	-	-	-	-	-	-
Real Estate-Construction	21,005	1.5	17,732	1.9	17,445	2	17,228	2.3	19,709	2.8
Commercial loans	283,741	20.1	134,150	14.5	110,542	13	97,461	12.7	85,508	12
Other agricultural loans	40,929	2.9	-	-	-	-	-	-	-	-
Consumer loans	158,049	11.2	151,686	16.4	112,002	13.2	70,953	9.3	51,524	7.2
	1,412,289	100.0	924,676	100.0	850,302	100.0	764,335	100.0	714,105	100.0
Deferred fees, net	(1,557)		(95)		(120)		(243)		(216)
Allowance for loan losses	(13,150)		(8,509)		(8,452)		(7,634)		(6,463)
Loans receivable, net	$1,397,582		$916,072		$841,730		$756,458		$707,426

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2020. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year	After One to	Over
	or Less	Five Years	Five Years	Total
	(dollars in thousands)
Commercial loans	$35,679	$149,620	$98,442	$283,741
Real Estate – Construction	3,042	1,433	16,530	21,005
Total	$38,721	$151,053	$114,972	$304,746

Loans with fixed rates	$11,952	$139,470	$67,409	$218,831
Loans with floating rates	30,837	17,770	37,308	85,915
Total	$42,789	$157,240	$104,717	$304,746

allowance for Loan Losses

The allowance for loan losses totaled $13,150,000 as of December 31, 2020 and represented 0.93% of total loans receivable compared to $8,509,000 and 0.92% of total loans as of year-end 2019. Net charge-offs for 2020 totaled $809,000 and represented 0.07% of average loans compared to $1,193,000 and 0.13% of average loans in 2019.

Management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It also includes an analysis of impaired loans and a historical review of losses. Other factors considered in the analysis include: concentrations of credit in specific industries in the commercial portfolio, the local and regional economic conditions, trends in delinquencies, internal risk rating classifications, total loan growth in the portfolio and fluctuations in large balance credits. During 2020, the Company added qualitative factors for Covid-19 related industries and for loans which have received deferral of payment due to Covid-19 factors. For loans acquired, including those that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. The Company has $9.7 million of junior lien home equity loans. For 2020, there were no charge-offs for this portfolio.

As of December 31, 2020, the Company considered its concentration of credit risk profile to be acceptable. The highest concentrations are in commercial rentals and the residential rentals categories.

During 2020, the Company recognized an increase in its adversely classified loans due primarily to loan balances acquired from UpState. The loans were accounted for in accordance with ASC 310-30, and were appropriately recorded at fair value after recording a specific loan fair value adjustment of $6,937,000. The Company assesses a loss factor against the classified loans, which is based on prior experience. Classified loans that are considered impaired are measured on a loan-by-loan basis. The Company values such loans by either the present value of expected cash flows, the loan’s obtainable market price or the fair value of collateral if the loan is collateral dependent.

At December 31, 2020, the recorded investment in impaired loans, not requiring an allowance for loan losses, was $2,662,000 (net of charge-offs against the allowance for loan losses of $652,000). The recorded investment in impaired loans, requiring an allowance for loan losses, was $0. At December 31, 2019, the recorded investment in impaired loans not requiring an allowance for loan losses, was $143,000 (net of charge-offs of $251,000). The recorded investment in impaired loans, requiring an allowance for loan losses, was $2,001,000 (net of charge-offs of $0).

As a result of its analysis, after applying these factors, management considers the allowance as of December 31, 2020, adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses that might be incurred in the future.

The following table sets forth information with respect to the Bank’s allowance for loan losses for the years indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Total loans receivable net of deferred fees	$1,410,732	$924,581	$850,182	$764,092	$713,889
Average loans receivable	1,177,773	885,742	800,957	737,765	626,907

Allowance balance at beginning of period	$8,509	$8,452	$7,634	$6,463	$7,298

Charge-offs:
Commercial and agricultural	(18)	(911)	(246)	—	(15)
Real Estate – residential, commercial, agricultural and construction	(493)	(102)	(480)	(1,013)	(2,834)
Consumer	(431)	(420)	(263)	(207)	(102)

Total	(942)	(1,433)	(989)	(1,220)	(2,951)

Recoveries:
Commercial and agricultural	44	173	8	—	—
Real Estate – residential, commercial, agricultural and construction	45	24	42	165	21
Consumer	44	43	32	26	45

Total	133	240	82	191	66

Net Charge-offs	(809)	(1,193)	(907)	(1,029)	(2,885)

Provision Expense	5,450	1,250	1,725	2,200	2,050
Allowance balance at end of period	$13,150	$8,509	$8,452	$7,634	$6,463

Allowance for loan losses as a percent of total loans outstanding	0.93%	0.92%	0.99%	1.00%	0.91%

Net loans charged off as a percent of average loans outstanding	0.07%	0.13%	0.11%	0.14%	0.46%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate – residential	$1,960	18.6%	$1,552	24.9%	$1,328	27.7%	$1,272	30.8%	$1,092	33.2%
Real estate – commercial	8,004	41.0	4,687	42.3	5,455	44.1	5,265	44.9	4,623	44.8
Real estate – agricultural	—	4.7	—	—	—	—	—	—	—	—
Real estate – construction	150	1.5	95	1.9	93	2	90	2.3	78	2.8
Commercial	1,360	20.1	949	14.5	712	13	463	12.7	307	12
Other agricultural loans	—	2.9	—	—	—	—	—	—	—	—
Consumer	1,676	11.2	1,226	16.4	864	13.2	544	9.3	363	7.2
Total	$13,150	100%	$8,509	100%	$8,452	100%	$7,634	100%	$6,463	100%

As a result of the acquisition of UpState, the Company added $107.3 million of agricultural loans to the loan portfolio. These loans are included in the outstanding balance information, but do not require an allocation of the allowance for loan losses since they were recorded at fair value in accordance with ASC 310-20 and ASC 310-30.

Additional information about the allowance for loan losses at December 31, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 2 and Note 4 to the audited consolidated financial statements.

Non-Performing Assets

Non-performing assets consist of non-performing loans and real estate owned as a result of foreclosure, which is held for sale. Loans are placed on non-accrual status when management believes that a borrower’s financial condition is such that collection of interest is doubtful. Commercial and real estate related loans are generally placed on non-accrual when interest is 90 days delinquent. When loans are placed on non-accrual, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.

As of December 31, 2020, non-performing loans totaled $3,391,000 and represented 0.24% of total loans compared to $795,000 or 0.09% as of December 31, 2019. The increase in the level of non-performing loans reflects the addition of $939,000 of loans acquired from UpState that experienced a deterioration in credit quality subsequent to the acquisition date. Based on management’s analysis, the Company added $5,450,000 to the allowance for loan losses for the year ended December 31, 2020 compared to $1,250,000 in 2019.

Foreclosed real estate owned totaled $965,000 as of December 31, 2020 and $1,556,000 as of December 31, 2019. During 2020, one property with a carrying value of $591,000 was disposed of through a sale. The Company recorded a net gain of $12,000 from the sale of the property.

The following table sets forth information regarding non-accrual loans, foreclosed real estate owned and loans 90 days or more delinquent on which the Bank was accruing interest at the dates indicated. At December 31, 2020, 2019, 2018, 2017, and 2016, the Company also had $75,000, $99,000, $1.1 million, $1.1 million, and $1.5 million, respectively, in troubled debt restructurings. For the year ended December 31, 2020, interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $727,000 of which $148,000 was recognized. For those loans classified as troubled debt restructurings, interest income that would have been recorded under the original terms of the loans for fiscal year 2020 was $16,000 of which $0 was recognized. Of those loans classified as troubled debt restructurings at December 31, 2020, one loan with a balance of $75,000 is included in non-accrual loans.

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Non-accrual loans:
Real Estate loans
Residential	$571	$567	$798	$1,706	$1,136
Commercial	1,674	99	342	277	762
Agricultural	676	—	—	—	—
Construction	—	—	—	—	28
Commercial	22	50	—	—	—
Other agricultural loans	263	—	—	—	—
Consumer loans	185	79	—	—	—
Total non-accrual loans*	3,391	795	1,140	1,983	1,926

Accruing loans which are contractually past-due 90 days or more	—	—	—	496	1

Total non-performing loans	3,391	795	1,140	2,479	1,927
Foreclosed real estate	965	1,556	1,115	1,661	5,302
Total non-performing assets	$4,356	$2,351	$2,255	$4,140	$7,229
Purchased credit impaired loans (a)	$9,281	$696	$—	$—	$—
Allowance for loan losses	$13,150	$8,509	$8,452	$7,634	$6,463
Coverage of non-performing loans (a) (b)	388%	1,070%	741%	308%	335%
Total non-performing loans to total loans	0.24%	0.09%	0.13%	0.32%	0.27%
Total non-performing loans to total assets	0.18%	0.06%	0.1%	0.22%	0.17%
Total non-performing assets to total assets	0.24%	0.19%	0.19%	0.37%	0.65%

*Includes non-accrual TDRs of $75,000, $99,000, $110,000, $144,000, and $477,000 as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively. The Company also had $0, $0, $977,000, $996,000, and $1.0 million in accruing TDRs, respectively, on those dates.

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

The recorded investment in impaired loans, not requiring an allowance for loan losses was $2,662,000 (net of a charge-off against the allowance for loan losses of $652,000) and $143,000 (net of a charge-off against the allocation for loan losses of $251,000) at December 31, 2020 and 2019, respectively. The recorded investment in impaired loans, requiring an allowance for loan losses was $0 at December 31, 2020. The recorded investment in impaired loans, requiring an allowance for loan losses was $2.0 million (net of a charge-off against the allowance for loan losses of $0) at December 31, 2019. The specific reserve related to impaired loans was $0 for 2020 and $417,000 for 2019. For the years ended December 31, 2020 and 2019, the average recorded investment in these impaired loans was $2,121,000 and $1,036,000, respectively, and the interest income recognized on these impaired loans was $14,000 and $233,000, respectively. In connection with the UpState acquisition, the Company acquired loans with deteriorated credit quality with an unpaid balance of $15.4 million, which are being carried at their fair value of $8,616,000. In connection with prior acquisitions, the Company acquired loans with deteriorated credit quality with an unpaid balance of $2.6 million, which are being carried at their fair value of $665,000.

As of December 31, 2020, there were no loans not previously disclosed in the above table, where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. During 2020, there were no new loan relationships identified as troubled debt restructures.

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

The following table sets forth at the dates indicated the Bank’s classified assets in accordance with its asset classification system:

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Special mention	$14,680	$12,516	$8,000	$9,696	$6,317
Substandard	13,021	3,157	6,620	5,536	4,346
Doubtful	—	—	—	—	—
Loss	—	—	—	—	—
Total	$27,701	$16,319	$14,620	$15,232	$10,663

During the twelve-months ended December 31, 2020, over 1,200 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $274.2 million. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty.

Additional information about nonperforming assets at December 31, 2020 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 4 to the audited consolidated financial statements.

Securities

The securities portfolio consists of U.S. Government agencies, mortgage-backed securities issued by government sponsored entities, municipal obligations, and corporate debt. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2020, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2020, $226.6 million of securities were so classified and carried at their fair value, with unrealized gains, net of tax, of $4,096,000 included in accumulated other comprehensive income as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2020, the average life of the portfolio was 3.5 years. The Company has maintained a relatively short average life in the portfolio in order to generate cash flow to support loan growth and maintain liquidity levels. Purchases for the year totaled $82.4 million, while maturities and principal reductions totaled $58.9 million and proceeds from sales were $24.5 million. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity.

The carrying value of the securities portfolio at December 31 is as follows:

	2020		2019
	(dollars in thousands)
	Carrying	% of	Carrying	% of
	Value	portfolio	Value	portfolio
U.S. Government agencies	$3,969	1.8%	$—	—%
States and political subdivisions	73,091	32.3%	71,305	33.9%
Corporate obligations	3,032	1.3%	4,100	2.0%
Mortgage-backed securities – government sponsored entities	146,494	64.6%	134,800	64.1%
Total	$226,586	100.0%	$210,205	100.0%

Amortized cost and fair values of securities, all of which are classified as available-for-sale, at the dates indicated are as follows:

	As of December 31,
	2020	2019	2018
	(in thousands)

U.S. Government agencies	$3,998	$—	$—
State and political subdivisions	70,672	70,015	99,218
Corporate obligations	3,019	4,097	8,896
Mortgage-backed securities –
government sponsored entities	143,712	135,646	142,197
Total Securities	$221,401	$209,758	$250,311
Fair Value of Securities	$226,586	$210,205	$243,277

The following table sets forth certain information regarding carrying values, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2020. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Government agencies	$—	—%	$—	—%	$3,969	1.03%	$—	—%	$3,969	1.03%
State and political subdivision	2,500	2.93	5,510	3.00	19,707	2.74	45,374	3.03	73,091	2.95
Corporate obligations	3,032	2.04	—	—	—	—	—	—	3,032	2.04
Mortgage-backed securities-government sponsored entities	—	—	—	—	—	—	146,494	1.52	146,494	1.52

Total Investment Securities	$5,532	2.44%	$5,510	3.00%	$23,676	2.45%	$191,868	1.88%	$226,586	1.98%

The portfolio had no adjustable-rate instruments as of December 31, 2020 and 2019. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2020, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for other-than-temporary-impairment (OTTI) as fair value declines below cost. In estimating OTTI, management considers (1) the length of time and the extent of the decline in fair value and (2) the financial condition and near-term prospects of the issuer. As of December 31, 2020, the Company held six investment securities in a loss position, which had a combined unrealized loss of $56,000. Management believes that these losses are principally due to changes in interest rates and represent temporary impairment as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis. No impairment charges were recognized in 2020 or 2019.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures (see Note 16 of Notes to the Consolidated Financial Statements).

Approximately $226.6 million, which represents 12.2% of total assets at December 31, 2020, consisted of financial instruments recorded at fair value on a recurring basis. This amount consists entirely of the Company’s available for sale securities portfolio. The Company uses valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. There were no transfers into or out of Level 3 for any instruments for the years ended December 31, 2020 and 2019.

The Company utilizes a third party provider to perform valuations of the investments. Methods used to perform the valuations include: pricing models that vary based on asset class, available trade and bid information, actual transacted prices, and proprietary models for valuations of state and municipal obligations. In addition, the Company has a sample of fixed-income securities valued by another independent source. The Company does not adjust values received from its providers, unless it is evident that fair value measurement is not consistent with the Company’s policies.

The Company also utilizes a third party provider to provide the fair value of certain loan servicing rights. Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation. The fair value of mortgage servicing rights as of December 31, 2020 and 2019 was $476,000 and $226,000, respectively.

DEPOSITS

The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2020, the Bank has $18,845,000 of brokered deposits obtained through internet listing services, and $10,292,000 of broker deposits which were secured through Cede & Co. All of these brokered deposits were acquired from UpState. The Bank has no current brokered deposits through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, PopMoney® mobile payments and Automated Clearing House (ACH) activity. The Bank operates thirty-one automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2020		2019		2018
	Average		Average		Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$297,175	—%	$213,165	—%	$208,222	—%
Interest-bearing demand	123,172	0.13	95,333	0.16	91,782	0.10
Money Market	185,214	0.28	134,579	0.38	142,147	0.26
Savings	200,042	0.06	170,167	0.06	178,203	0.05
Time	457,844	1.27	356,282	1.79	322,768	1.27

Total	$1,263,447		$969,526		$943,122

The following table indicates the amount of the Bank’s time deposits of $100,000 or more by time remaining until maturity as of December 31, 2020.

Amount
Maturity Period	(in thousands)
Within three months	$80,453
Over three through six months	82,906
Over six through twelve months	87,609
Over twelve months	106,627
$357,595

Total deposits as of December 31, 2020, totaled $1.535 billion, an increase of $577.9 million from year-end 2019. Deposit growth included $411.4 million of deposits acquired from UpState. Organic growth included $120.0 million in non-maturity interest-bearing deposits, and $75.0 million in non-interest bearing demand deposits. The large increases recorded in 2020 reflect the cash inflow from economic stimulus related to the Covid-19 pandemic. Time deposits decreased $31.3 million, net of acquired deposits.

Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers with maturities generally less than one year, totaled $205,376,000 million as of December 31, 2020, compared to $133.9 million at year-end 2019. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

As of December 31, 2020, non-interest bearing demand deposits totaled $359.6 million compared to $207.3 million at year-end 2019. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $63.3 million at year end 2020 compared to $30.5 million as of December 31, 2019. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

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

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Short-term borrowings:
Average balance during the year	$57,014	$48,945	$41,963
Maximum month-end balance during the year	$69,294	$62,256	$53,046
Average interest rate during the year	0.55%	0.96%	0.77%
Total short-term borrowings at end of the year	$63,303	$62,256	$53,046
Weighted average interest rate at the end of the year	0.43%	1.30%	1.27%

Other borrowings consist of long-term borrowings with the Federal Home Loan Bank of Pittsburgh. These borrowings, which are more fully described in Note 7 of Notes to the Consolidated Financial Statements, totaled $42.5 million and $56.4 million as of December 31, 2020 and 2019, respectively.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the year ended December 31, 2020 was $15,080,000, which was $865,000 higher than the $14,215,000 earned in 2019. Earnings per share on a fully diluted basis were $2.09 for 2020 compared to $2.25 in 2019. The return on average assets for the year was 0.97% with a return on average equity of 9.06%, compared to 1.18% and 10.83%, respectively, in 2019. Net interest income increased $11,870,000, which offset a $4,200,000 increase in the provision for loan losses and the $7,129,000 increase in other expenses. The variances reflect the results of the acquisition of UpState.

Net interest income (fully taxable equivalent, or fte) totaled $51,359,000, which was an increase of $11,747,000 from the 2019 total. Average loans outstanding increased $292.0 million in 2020, which resulted in an increase in fte interest income of $12,197,000. Total average securities decreased $29.5 million in 2020 as proceeds were utilized to fund loan growth, resulting in a $1,140,000 decrease in fte interest income on securities. Average interest-bearing deposits increased $209.9 million, but decreasing interest rates on certificates of deposit resulted in a $529,000 reduction in interest expense. The cost of borrowed funds decreased $170,000 compared to the prior year due primarily to a lower cost of borrowings. The resulting fte net interest spread increased eight basis points to 3.36% in 2020 as a 20 basis point reduction in the yield earned was offset by a 28 basis point decrease in the cost of funds. All variances include the impact from the acquisition of UpState.

Loans receivable increased $486.2 million from the prior year-end. Loan growth included a $376.9 million increase in commercial loans, including a $189.1 million increase in commercial, financial and agriculture loans, and a $187.8 million increase in commercial real estate loans. Retail loans increased $109.3 million in 2020 due to a $66.3 million increase in real estate loans secured by farmland and a $6.0 million increase in indirect auto and marine financing. Residential mortgage loans and construction loans also increased $36.6 million, net. Total non-performing loans increased from $795,000, or 0.09% of total loans at the end of 2019, to $3,391,000, or 0.24% of total loans on December 31, 2020. Net charge-offs totaled $809,000 in 2020, which was a decrease from the $1,193,000 recorded in 2019. Based on management’s analysis, the Company determined that it would be appropriate to allocate $5,450,000 to the allowance for loan losses in 2020, which resulted in an increase in the ratio of the allowance for loan losses to total loans outstanding of 0.93% in 2020 compared to 0.92% on December 31, 2019. The allowance for loan losses represented 388% of total non-performing loans on December 31, 2020 compared to 1,070% as of December 31, 2019.

Total other income for the year ended December 31, 2020 totaled $7,780,000 compared to $6,778,000 in the prior year, an increase of $1,002,000. Gains on the sale of loans and investment securities increased $175,000 in the aggregate, while service charges and fees increased $665,000. The increase reflects the benefits derived from the acquisition of UpState.

Other expenses were $34,440,000 in 2020 compared to $27,311,000 for the similar period in 2019, an increase of $7,129,000. Salaries and benefits costs increased $2,466,000 in 2020, while data processing costs increased $588,000. Occupancy and equipment costs rose $429,000, and merger related costs increase $2,049,000. All other operating expenses increased $1,597,000, net. The increases reflect the cost of operating four new community offices acquired from UpState. Income tax expense for the year totaled $3,286,000, which was an increase of $678,000 from the prior year. The effective tax rate in 2020 was 17.9% compared to 15.5% in 2019.

The following table sets forth changes in net income (in thousands):

Net income 2019	$14,215
Net interest income	11,870
Provision for loan losses	(4,200)
Net gains on sales of loans and securities	175
Other income	827
Salaries and employee benefits	(2,466)
Occupancy, furniture and equipment	(429)
Data processing and related operations	(588)
Merger related expenses	(2,049)
Other expenses	(1,597)
Income tax expense	(678)
Net income 2020	$15,080

NET INTEREST INCOME

Net interest income is the most significant source of revenue for the Company and represented 86.6% of total revenue for the year ended December 31, 2020. Net interest income (fte) totaled $51,359,000 for the year ended December 31, 2020 compared to $39,612,000 for 2019, an increase of $11,747,000. The resulting fte net interest spread and net interest margin were 3.36% and 3.55%, respectively, in 2020 compared to 3.28% and 3.53%, respectively, in 2019.

Interest income (fte) for the year ended December 31, 2020 totaled $59,338,000 compared to $48,290,000 in 2019. The fte yield on average earning assets was 4.10%, decreasing 20 basis points from the 4.30% reported last year. The tax-equivalent yield on total loans decreased 15 basis points to 4.63% in 2020, while average loans outstanding increased $292.0 million, resulting in an increase in interest income (fte) from loans of $12.2 million. The yield on securities decreased 19 basis points in 2020 due primarily to lower yields on new purchases. Average securities outstanding decreased $29.5 million as cash flow from the portfolio was utilized to fund loan growth, and interest income (fte) from the portfolio decreased $1.1 million.

Interest expense was $7,979,000 in 2020 which resulted in an average cost of interest-bearing liabilities of 0.74% compared to total interest expense of $8,678,000 in 2019 with an average cost of 1.02%. Total interest-bearing deposits cost was 0.68% in 2020, which was a decrease of 26 basis points over the prior year. The decrease in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in a decrease in the interest rate paid from 1.79% in 2019 to 1.27% in 2020. Borrowing costs also decreased in 2020, reflecting the lower interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $5,450,000 in 2020 compared to $1,250,000 in 2019. The increased provision for loan losses recorded in 2020 reflects the economic impact from the COVID-19 pandemic and the qualitative factors that are utilized to establish a subjective assessment of the adequacy of the allowance for loan losses. Qualitative factors specific to the pandemic that were developed in 2020 added $2.2 million to the required allowance for loan losses, while the factor related to a deteriorating economy resulted in a $2.3 million additional provision for loan losses.

Management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes a review of the risks inherent in the loan portfolio. It also includes an analysis of impaired loans and a historical review of losses. Other factors considered in the analysis include: concentrations of credit in specific industries in the commercial portfolio, the local and regional economic conditions, trends in delinquencies, internal risk rating classifications, total loan growth in the portfolio and fluctuations in large balance credits. For loans acquired, including those that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts.

OTHER INCOME

Total other income was $7,780,000 for the year ended December 31, 2020 compared to $6,778,000 in 2019, an increase of $1,002,000. Gains on the sale of loans and investment securities increased $175,000 in the aggregate, while loan related service charges and fees increased $725,000. The increase in loan related fees reflects activity resulting from the acquisition of UpState. All other items of other income increased $102,000, net.

Other Income (dollars in thousands)

For the year ended December 31

	2020	2019
Service charges on deposit accounts	$377	$336
ATM Fees	457	384
Overdraft Fees	985	1,380
Safe deposit box rental	102	94
Loan related service fees	1,416	691
Debit card	1,656	1,424
Fiduciary activities	682	610
Commissions on mutual funds & annuities	122	141
Gains on sales of loans	527	169
Earnings on and proceeds from bank-owned life insurance	845	830
Other income	540	465
	7,709	6,524
Net realized gains on sales of securities	71	254

Total	$7,780	$6,778

OTHER EXPENSES

Other expenses totaled $34,440,000 for the year ended December 31, 2020 compared to $27,311,000 in the prior year. The $7,129,000 increase in costs reflects the additional costs related to the operations of the four new community offices acquired from UpState, as well as the $2,049,000 of merger related costs. Salaries and employee benefits costs increased $2,466,000 in 2020, while occupancy and equipment costs increased $429,000 and data processing expenses increased $588,000. All other operating expenses increased $1,597,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income, was 58.2% in 2020 compared to 58.9% in 2019.

Other Expenses (dollars in thousands)

For the year ended December 31

	2020	2019
Salaries	$10,903	$9,208
Employee benefits	6,218	5,447
Occupancy	3,128	2,936
Furniture and equipment	1,020	783
Data processing and related operations	2,457	1,869
Federal Deposit Insurance Corporation insurance assessment	399	153
Advertising	385	267
Professional fees	1,062	1,113
Postage and telephone	983	834
Office supplies	555	396
Taxes, other than income	997	751
Foreclosed real estate	53	45
Amortization of intangible assets	114	101
Merger related	2,049	—
Other	4,117	3,408
Total	$34,440	$27,311

INCOME TAXES

Income tax expense for the year ended December 31, 2020 totaled $3,286,000, which resulted in an effective tax rate of 17.9%, compared to $2,608,000 and 15.5% for 2019. The higher effective tax rate reflects the increase in taxable income.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2020, was $194.8 million, compared to $137.4 million as of year-end 2019. The increase was due primarily to the $45.3 million increase resulting from the acquisition of Upstate. Earnings retention net of a $7.8 million reduction resulting from cash dividends declared, also contributed to the increase. As of December 31, 2020 the Company had a leverage capital ratio of 8.71%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 11.65%, and a total risk-based capital ratio of 12.62%, compared to 10.33%, 13.08% and 13.98%, respectively, at December 31, 2019.

NON-GAAP FINANCIAL MEASURES

This Annual Report contains or references tax-equivalent interest income and net interest income, which are non-GAAP financial measures. Tax-equivalent interest income and net interest income are derived from GAAP interest income and net interest income using a marginal tax rate of 21%. We believe the presentation of interest income and net interest income on a tax-equivalent basis ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following table reconciles net interest income to net interest income on a tax-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2020	2019
Net interest income	$50,476	$38,606
Tax-equivalent basis adjustment
using a 21% marginal tax rate	883	1,006
Net interest income on a fully
taxable equivalent basis	$51,359	39,612

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2020			2019
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)		(2)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$65,812	$72	0.11%	$3,469	$81	2.33%
Securities available for sale:
Taxable	150,019	2,914	1.94	148,825	3,277	2.20
Tax-exempt	53,502	1,801	3.37	84,225	2,578	3.06
Total securities available for sale	203,521	4,715	2.32	233,050	5,855	2.51
Loans receivable (3)(4)	1,177,773	54,551	4.63	885,741	42,354	4.78
Total interest-earning assets	1,447,106	59,338	4.10	1,122,260	48,290	4.30
Noninterest earning assets:
Cash and due from banks	18,693			14,630
Allowance for loan losses	(10,388)			(8,465)
Other assets	100,144			80,828
Total noninterest earning assets	108,449			86,993
TOTAL ASSETS	$1,555,555			$1,209,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$308,386	683	0.22	$229,912	655	0.28
Savings	200,042	112	0.06	170,167	100	0.06
Time	457,844	5,815	1.27	356,282	6,384	1.79
Total interest-bearing deposits	966,272	6,610	0.68	756,361	7,139	0.94
Short-term borrowings	57,014	325	0.57	48,945	468	0.96
Other borrowings	50,286	1,044	2.08	43,743	1,071	2.45
Total interest-bearing liabilities	1,073,572	7,979	0.74	849,049	8,678	1.02
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	297,175			213,165
Other liabilities	18,381			15,767
Total noninterest-bearing liabilities	315,556			228,932
Stockholders’ equity	166,427			131,272
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,555,555			$1,209,253

Net Interest Income/spread
(tax equivalent basis)		51,359	3.36%		39,612	3.28%
Tax-equivalent basis adjustment		(883)			(1,006)
Net Interest Income		$50,476			$38,606
Net interest margin
(tax equivalent basis)			3.55%			3.53%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2020 compared to 2019
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$133	$(142)	$(9)
Securities available for sale:
Taxable	23	(386)	(363)
Tax-exempt securities	(956)	179	(777)
Total securities available for sale	(933)	(207)	(1,140)
Loans receivable	13,913	(1,716)	12,197
Total interest-earning assets	13,113	(2,065)	11,048

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	193	(165)	28
Savings	12	—	12
Time	1,477	(2,046)	(569)
Total interest-bearing deposits	1,682	(2,211)	(529)
Short-term borrowings	52	(195)	(143)
Other borrowings	146	(173)	(27)
Total interest-bearing liabilities	1,880	(2,579)	(699)

Net interest income (tax-equivalent basis)	$11,233	$514	$11,747

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

MARKET RISK

Interest rate sensitivity and the repricing characteristics of assets and liabilities are managed by the Asset and Liability Management Committee (ALCO). The principal objective of the ALCO is to maximize net interest income within acceptable levels of risk, which are established by policy. Interest rate risk is monitored and managed by using financial modeling techniques to measure the impact of changes in interest rates.

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of December 31, 2020, the level of net interest income at risk in a ± 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income.

Imbalances in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indicators of potential interest rate exposures over specific intervals.

At December 31, 2020, the Bank had a positive 90-day interest sensitivity gap of $106.2 million or 5.7% of total assets. The significant level of asset sensitivity reflects the increase in overnight liquidity on hand. A positive gap indicates that the balance sheet has a higher level of rate-sensitive assets (RSA) than rate-sensitive liabilities (RSL) at the specific time interval. This would indicate that in an increasing rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90-day period. The level of RSA and RSL for an interval is managed by ALCO strategies, including adjusting the average life of the investment portfolio through purchases and sales, pricing of deposit liabilities to attract long or short-term time deposits, utilizing borrowings to fund loan growth, loan pricing to encourage variable-rate products and evaluation of loan sales of long-term, fixed-rate mortgages.

The Company analyzes and measures the time periods in which RSA and RSL will mature or reprice in accordance with their contractual terms and assumptions. Management believes that the assumptions used are reasonable. The interest rate sensitivity of assets and liabilities could vary substantially if differing assumptions were used or if actual experience differs from the assumptions used in the analysis. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Interest rates may change at different rates changing the shape of the yield curve. The level of rates on the investment securities may also be affected by the spread relationship between different investments. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. Finally, the ability of borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase. It should be noted that the operating results of the Company are not subject to foreign currency exchange or commodity price risk.

The following table displays interest-sensitivity as of December 31, 2020 (dollars in thousands):

	3 Months	3-12		Over
	Or Less	Months	1-3 Years	3 Years	Total
Federal funds sold and
interest-bearing deposits	$92,248	$—	$—	$—	$92,248
Securities	19,783	52,507	64,981	89,315	226,586
Loans Receivable	227,610	344,408	407,964	430,750	1,410,732
Total Rate Sensitive Assets (RSA)	$339,641	$396,915	$472,945	$520,065	$1,729,566

Non-maturity interest-bearing deposits	$101,601	$101,034	$267,454	$171,906	$641,995
Time Deposits	115,230	238,728	147,338	32,535	533,831
Borrowings	16,577	30,833	57,504	848	105,762
Total Rate Sensitive Liabilities (RSL)	$233,408	$370,595	$472,296	$205,289	$1,281,588

Interest sensitivity gap	$106,233	$26,320	$649	$314,776	$447,978
Cumulative gap	106,233	132,553	133,202	447,978
RSA/RSL-cumulative	145.5%	122.0%	112.4%	135.0%

As of December 31, 2019
Interest sensitivity gap	$5,884	$(82,454)	$110,264	$232,545	$266,239
Cumulative gap	5,884	(76,570)	33,694	266,239
RSA/RSL-cumulative	104.0%	82.8%	104.8%	130.6%

Certain interest-bearing deposits with no stated maturity dates are included in the interest-sensitivity table above. The balances allocated to the respective time periods represent an estimate of the total outstanding balance that has the potential to migrate either through withdrawal or transfer to time deposits, thereby impacting the interest-sensitivity position of the Company. The estimates were derived from a non-maturity deposit study, which was prepared by an independent third party provider. The purpose of the study was to estimate the average lives of various deposit types and their pricing sensitivity to movements in market interest rates.

LIQUIDITY

Liquidity is the ability to fund customers’ borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company’s primary sources of liquidity include deposit generation, asset maturities, cash flow from payments on loans and securities and access to borrowing from the Federal Home Loan Bank and other correspondent banks.

As of December 31, 2020, the Company had cash and cash equivalents of $111.7 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $226.6 million, which could be used for liquidity needs. This totals $338.3 million and represents 18.3% of total assets compared to $225.6 million and 18.3% of total assets as of December 31, 2019. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity position is adequate.

The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $190.0 million, with $0 outstanding at December 31, 2020 and $31.8 million outstanding at December 31, 2019. The maximum borrowing capacity from FHLB at December 31, 2020 was $686.4 million. As of December 31, 2020, the Company had

$42.5 million in term borrowings from the FHLB, compared to $56.4 million at December 31, 2019. Outstanding Letters of Credit to secure public funds totaled $100.0 million and $56.0 million at December 31, 2020 and 2019, respectively.

Item 8. Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

TO THE STOCKHOLDERS OF NORWOOD FINANCIAL CORP

Management of Norwood Financial Corp and its subsidiary (Norwood) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Norwood’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Norwood’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Norwood; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Norwood’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Norwood’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

/s/ Lewis J. Critelli	/s/ William S. Lance

Lewis J. Critelli	William S. Lance
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of December 31, 2020, and the associated ALL was $13.2 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

Auditing the Company’s ALL involved a high degree of subjectivity due to the judgment involved in management’s determination of commercial loan credit risk ratings and identification and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We evaluated the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

 We also utilized internal credit review specialists to perform procedures on a sample of commercial loans to test the Company’s credit risk ratings by comparing key attributes used in the determination of the credit risk rating to supporting documentation such as borrowers’ financial statements, underlying collateral, financial health of the guarantor, and loan payment history.

Accounting for Acquisitions

Description of the Matter

During 2020, the Company completed the acquisition of UpState New York Bancorp, Inc. (UpState) for net consideration of $54.2 million, as disclosed in Note 18 to the Consolidated Financial Statements. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the acquisition of UpState was complex due to the significant estimation required by management to determine the fair value of the loans acquired of $405.2 million. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans, along with other factors described above, to establish the acquisition-date fair value.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired. We also tested management’s review of factors used in the valuation models.

To test the estimated fair value of the loans acquired, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates.

We have served as the Company’s auditor since 2009.

Cranberry Township, Pennsylvania

March 1, 2021

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$19,445	$15,038
Interest-bearing deposits with banks	92,248	377

Cash and cash equivalents	111,693	15,415

Securities available for sale	226,586	210,205
Loans receivable (net of allowance for loan losses 2020: $13,150; 2019: $8,509)	1,397,582	916,072
Regulatory stock, at cost	3,981	4,844
Premises and equipment, net	17,814	14,228
Bank owned life insurance	39,608	38,763
Accrued interest receivable	6,232	3,719
Foreclosed real estate owned	965	1,556
Goodwill	29,290	11,331
Other intangibles	530	235
Other assets	17,583	14,242

Total Assets	$1,851,864	$1,230,610

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$359,559	$207,299
Interest-bearing demand	149,692	99,366
Money market deposit accounts	259,974	128,441
Savings	232,329	161,705
Time	533,831	360,718

Total Deposits	1,535,385	957,529

Short-term borrowings	63,303	62,256
Other borrowings	42,459	56,438
Accrued interest payable	1,601	2,432
Other liabilities	14,331	14,527

Total Liabilities	1,657,079	1,093,182

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized 5,000,000 shares,	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2020: 8,236,331 shares; 2019: 6,340,563 shares	824	634
Surplus	95,388	49,471
Retained earnings	93,796	86,536
Treasury stock at cost: 2020: 10,263 shares; 2019: 12,007 shares	(342)	(400)
Accumulated other comprehensive income	5,119	1,187

Total Stockholders' Equity	194,785	137,428

Total Liabilities and Stockholders' Equity	$1,851,864	$1,230,610

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$54,046	$41,889
Securities
Taxable	2,915	3,277
Tax exempt	1,422	2,037
Interest-bearing deposits with banks	72	81
Total Interest Income	58,455	47,284

INTEREST EXPENSE
Deposits	6,610	7,139
Short-term borrowings	325	468
Other borrowings	1,044	1,071
Total Interest Expense	7,979	8,678

Net Interest Income	50,476	38,606
PROVISION FOR LOAN LOSSES	5,450	1,250
Net Interest Income After
Provision for Loan Losses	45,026	37,356

OTHER INCOME
Service charges and fees	5,115	4,450
Income from fiduciary activities	682	610
Net realized gains on sales of securities	71	254
Net gain on sale of loans	527	169
Earnings and proceeds on life insurance policies	845	830
Other	540	465
Total Other Income	7,780	6,778

OTHER EXPENSES
Salaries and employee benefits	17,121	14,655
Occupancy	3,128	2,936
Furniture and equipment	1,020	783
Data processing and related operations	2,457	1,869
Federal Deposit Insurance Corporation insurance assessment	399	153
Advertising	385	267
Professional fees	1,062	1,113
Postage and telephone	983	834
Taxes, other than income	997	751
Foreclosed real estate	53	45
Amortization of intangible assets	114	101
Merger related	2,049	—
Other	4,672	3,804
Total Other Expenses	34,440	27,311

Income before Income Taxes	18,366	16,823
INCOME TAX EXPENSE	3,286	2,608
Net income	$15,080	$14,215
EARNINGS PER SHARE
BASIC	$2.09	$2.27
DILUTED	$2.09	$2.25

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2020	2019
NET INCOME	$15,080	$14,215

Other comprehensive income:
Unrealized gain on pension liability	241	375
Tax Effect	(51)	(79)
Investment securities available for sale:
Unrealized holding gains	4,809	7,736
Tax Effect	(1,011)	(1,624)
Reclassification of gains from sale of securities	(71)	(254)
Tax Effect	15	53
Other comprehensive income	3,932	6,207

COMPREHENSIVE INCOME	$19,012	$20,422

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2020 and 2019
							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2018	6,295,113	$630	$48,322	$78,434	2,470	$(81)	$(5,020)	$122,285
Net Income	—	—	—	14,215	—	—	—	14,215
Other comprehensive income	—	—	—	—	—	—	6,207	6,207
Cash dividends declared ($0.97 per share)	—	—	—	(6,113)	—	—	—	(6,113)
Acquisition of treasury stock	—	—	—	—	12,797	(428)	—	(428)
Stock options exercised	32,350	3	635	—	—	—	—	638
Sale of treasury stock for ESOP	—	—	18	—	(3,260)	109	—	127
Compensation expense related to
stock options	—	—	208	—	—	—	—	208
Restricted stock awards	13,100	1	288	—	—	—	—	289
BALANCE - DECEMBER 31, 2019	6,340,563	634	49,471	86,536	12,007	(400)	1,187	137,428
Net Income	—	—	—	15,080	—	—	—	15,080
Other comprehensive income	—	—	—	—	—	—	3,932	3,932
Cash dividends declared ($1.01 per share)	—	—	—	(7,820)	—	—	—	(7,820)
Acquisition of treasury stock	—	—	—	—	3,243	(108)	—	(108)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151	—	—	—	—	45,337
Stock options exercised	15,530	2	266	—	—	—	—	268
Sale of treasury stock for ESOP	—	—	(36)	—	(4,987)	166	—	130
Compensation expense related to
stock options	—	—	204	—	—	—	—	204
Restricted stock awards	14,500	2	332	—	—	—	—	334
BALANCE - DECEMBER 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,080	$14,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,450	1,250
Depreciation	1,322	1,005
Amortization of intangible assets	114	101
Deferred income taxes	850	988
Net amortization of securities premiums and discounts	1,246	1,448
Net realized gains on sales of securities	(71)	(254)
Earnings and proceeds on life insurance policies	(845)	(830)
Loss (gain) on sales of fixed assets and foreclosed real estate owned	128	(97)
Net gain on sale of loans	(527)	(169)
Mortgage loans originated for sale	(12,312)	(4,715)
Proceeds from sale of loans originated for sale	12,839	4,838
Compensation expense related to stock options	204	208
Compensation expense related to restricted stock	332	289
(Increase) decrease in accrued interest receivable	(1,087)	57
(Decrease) increase in accrued interest payable	(1,006)	626
Other, net	(7,920)	(522)
Net Cash Provided by Operating Activities	13,797	18,438

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	24,497	27,247
Proceeds from maturities and principal reductions on mortgage-backed securities	58,876	33,656
Purchases	(82,351)	(21,543)
Purchase of regulatory stock	(4,001)	(6,595)
Redemption of regulatory stock	7,326	5,677
Net increase in loans	(80,770)	(77,401)
Purchase of premises and equipment	(749)	(1,623)
Proceeds from sales of foreclosed real estate owned	612	556
Proceeds from sales of bank premises and fixed assets	10	246
Acquisition, net of cash and cash equivalents acquired	15,193	—
Net Cash Used for Investing Activities	(61,357)	(39,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	163,743	10,749
Net increase in short-term borrowings	1,047	9,210
Repayments of other borrowings	(23,979)	(26,846)
Proceeds from other borrowings	10,000	31,000
Stock options exercised	268	638
Sale of treasury stock for ESOP	130	127
Acquisition of treasury stock	(108)	(428)
Cash dividends paid	(7,263)	(6,041)

Net Cash Provided by Financing Activities	143,838	18,409
Net Increase (Decrease) in Cash and Cash Equivalents	96,278	(2,933)

CASH AND CASH EQUIVALENTS - BEGINNING	15,415	18,348
CASH AND CASH EQUIVALENTS - ENDING	$111,693	$15,415

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2020	2019
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$8,810	$8,052
Income taxes paid, net of refunds	$2,793	$2,407
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$592	$1,865
Dividends payable	$2,139	$1,582

Merger with UpState New York Bancorp, Inc.
Noncash assets acquired:
Securities available-for-sale	$13,948
Regulatory stock	2,487
Loans	413,535
Premises and equipment, net	5,529
Accrued interest receivable	1,426
Deferred tax assets	1,495
Other assets	376
	$438,796

Liabilities assumed:
Time deposits	$204,440
Deposits other than time deposits	206,919
Accrued interest payable	175
Other liabilities	6,496
	418,030
Net Noncash Assets Acquired	20,766
Cash Acquired	$24,037

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Norwood Financial Corp (Company) is a one bank holding company. Wayne Bank (Bank) is a wholly-owned subsidiary of the Company. The Bank is a state-chartered bank headquartered in Honesdale, Pennsylvania. The Company derives substantially all of its income from bank-related services which include interest earnings on commercial mortgages, residential real estate mortgages, commercial and consumer loans, as well as interest earnings on investment securities and fees from deposit services to its customers. The Company is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities.

Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment securities gains, loans servicing, gains on loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2020	2019
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$377	$336
ATM Fees	457	384
Overdraft Fees	985	1,380
Safe deposit box rental	102	94
Loan related service fees	1,288	614
Debit card	1,656	1,424
Fiduciary activities	682	610
Commissions on mutual funds & annuities	122	141
Other income	540	465
Noninterest Income (in-scope of Topic 606)	6,209	5,448
Out-of-scope of Topic 606:
Net realized gains on sales of securities	71	254
Loan servicing fees	128	77
Gain on sales of loans	527	169
Earnings on and proceeds from bank-owned life insurance	845	830
Noninterest Income (out-of-scope of Topic 606)	1,571	1,330
Total Noninterest Income	$7,780	$6,778

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp. and WTRO Properties. All significant intercompany accounts and transactions have been eliminated in consolidation. The year ended December 31, 2020 includes the acquisition of UpState New York Bancorp, Inc. effective July 7, 2020.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities, the determination of goodwill impairment and the fair value of financial instruments.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within its markets in Northeastern Pennsylvania and the New York Counties of Delaware, Sullivan, Ontario, Otsego and Yates. Note 3 discusses the types of securities that the Company invests in. Note 4 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer.

Concentrations of Credit Risk

The Bank operates primarily in Wayne, Pike, Lackawanna, Luzerne and Monroe Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York. Accordingly, the Bank has extended credit primarily to commercial entities and individuals in these areas whose ability to honor their contracts is influenced by the region’s economy. These customers are also the primary depositors of the Bank. The Bank is limited in extending credit by legal lending limits to any single borrower or group of related borrowers.

Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the term of the security.

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

Regulatory Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2020.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Troubled Debt Restructurings

A loan is considered to be a troubled debt restructuring (TDR) loan when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications of interest rates that are less than the current market rate for new obligations with similar risk.

Loans Acquired

Loans acquired including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “non-accretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. Any valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

For purchased loans acquired that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2020 and 2019, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2020 and 2019, were $337,000 and $187,000, respectively.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as substandard. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures, unless such loans were acquired with impairment or are the subject of a restructuring agreement.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:

Years
Buildings and improvements	10 - 40
Furniture and equipment	3 - 10

Leases

The Company applies a right-of-use (ROU) model that requires a lessee to record, for all leases with a lease term of more than 12 months, an asset representing its right to use the underlying asset and a liability to make lease payments. For leases with a term of 12 months or less, a practical expedient is available whereby a lessee may elect, by class of underlying asset, not to recognize an ROU asset or lease liability. At inception, lessees must classify all leases as either finance or operating based on five criteria. Balance sheet recognition of finance and operating leases is similar, but the pattern of expense recognition in the income statement, as well as the effect on the statement of cash flows, differs depending on the lease classification. See Note 8 for related disclosures.

Transfers of Financial Assets

Transfers of financial assets, including loan and loan participation sales, are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a select group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in cash surrender value of the policies or from death benefits realized is included in other income on the Consolidated Statements of Income.

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. No impairment was recognized for the years ended December 31, 2020 and 2019.

Other Intangible Assets

At December 31, 2020, the Company had other intangible assets of $530,000, which is net of accumulated amortization of $1,224,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2019, the Company had other intangible assets of $235,000 which was net of accumulated amortization of $1,110,000. Amortization expense related to other intangible assets was $114,000 and $101,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2021	$123
2022	101
2023	85
2024	69
2025	54
Thereafter	98
$530

Income Taxes

Deferred income tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company and its subsidiary file a consolidated federal income tax return. The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2020 or 2019, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

Advertising Costs

Advertising costs are expensed as incurred.

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period less any unvested restricted shares. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options and are determined using the treasury stock method. Treasury shares are not deemed outstanding for earnings per share calculations.

Employee Benefit Plans

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The Company’s contributions are expensed as the cost is incurred.

The Company has several supplemental executive retirement plans. To fund the benefits under these plans, the Company is the owner of single premium life insurance policies on the participants.

The Company provides pension benefits to eligible employees. The Company’s funding policy is to contribute at least the minimum required contributions annually.

Interest Rate Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments.

Stock Option Plans

The Company recognizes the value of share-based payment transactions as compensation costs in the financial statements over the period that an employee provides service in exchange for the award. The fair value of the share-based payments for stock options is estimated using the Black-Scholes option-pricing model. The Company used the modified-prospective transition method to record compensation expense. Under the modified-prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified-prospective method.

Restricted Stock

The Company recognizes compensation cost related to restricted stock based on the market price of the stock at the grant date over the vesting period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock under the Company’s 2014 Equity Incentive Plan. The Company recognizes compensation expense for the fair value of the restricted stock on a straight-line basis over the requisite service period for the entire award.

Cash Flow Information

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits with banks and federal funds sold.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded on the balance sheets when they become receivable or payable.

Trust Assets

Assets held by the Company in a fiduciary capacity for customers are not included in the financial statements since such items are not assets of the Company. Trust income is reported on the accrual method.

Treasury Stock

Common shares repurchased are recorded as treasury stock at cost.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities and defined benefit pension obligations, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income as presented in the Consolidated Statement of Comprehensive Income.

Segment Reporting

The Company acts as an independent community financial services provider and offers traditional banking related financial services to individual, business and government customers. Through its Community Office and automated teller machine network, the Company offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. The Company also performs personal, corporate, pension and fiduciary services through its Trust Department.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of the Company. As such, discrete information is not available and segment reporting would not be meaningful.

Reclassification of Comparative Amounts

Certain comparative amounts for the prior year have been reclassified to conform to current-year classifications. Such reclassifications had no material effect on net income or stockholders’ equity.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be affected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. With certain exceptions, transition to the new requirements will be through a cumulative-effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. This Update is effective for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Update is effective for smaller reporting companies and all other entities for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments ‒ Credit Losses, which, in addition to addressing other matters, ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives, and Hedging (Topic 815); and Financial Instruments (Topic 825), which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. ASU 2019-04 makes clarifying amendments to certain financial instrument standards. For entities that have not yet adopted ASU 2016-13, the effective dates for the amendments related to ASU 2016-13 are the same as the effective dates in ASU 2016-13. For entities that have adopted ASU 2016-13, the amendments related to ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2017-12 as of April 25, 2019, the effective dates for the amendments to Topic 815 are the same as the effective dates in ASU 2017-12. For entities that have adopted ASU 2017-12 as of April 25, 2019, the effective date is as of the beginning of the first annual period beginning after April 25, 2019. The amendments related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted the credit losses standard, the ASU is effective when they implement the credit losses standard. For entities that already have adopted the credit losses standard, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 944, Financial Services – Insurance, for public business entities that are SEC filers, except for smaller reporting companies, to fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, and for all other entities, including smaller reporting companies, to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This Update is not expected to have a significant impact on the Company’s financial statements.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. For entities that have not yet adopted ASU 2016-13 as of November 26, 2019, the effective dates for ASU 2019-11 are the same as the effective dates and transition requirements in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-11 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting, for the purposes of applying the measurement alternative, in accordance with Topic 321, immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141 (a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. This Update is not expected to have a significant impact on the Company’s financial statements

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. It is too early to predict whether a new rate index replacement and the adoption of the ASU will have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium. This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements,

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848. ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Government agencies	$3,998	$—	$(29)	$3,969
States and political subdivisions	70,672	2,419	—	73,091
Corporate obligations	3,019	13	—	3,032
Mortgage-backed securities-
government sponsored entities	143,712	2,809	(27)	146,494
Total debt securities	$221,401	$5,241	$(56)	$226,586

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
States and political subdivisions	$70,015	$1,293	$(3)	$71,305
Corporate obligations	4,097	3	—	4,100
Mortgage-backed securities-
government sponsored entities	135,646	238	(1,084)	134,800
Total debt securities	$209,758	$1,534	$(1,087)	$210,205

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,969	(29)	—	—	3,969	(29)
Mortgage-backed securities-government sponsored entities	$4,980	$(27)	$—	$—	$4,980	$(27)
	$8,949	$(56)	$—	$—	$8,949	$(56)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
States and political subdivisions	$1,296	$(2)	$481	$(1)	$1,777	$(3)
Mortgage-backed securities-government sponsored entities	32,415	(241)	61,096	(843)	93,511	(1,084)
	$33,711	$(243)	$61,577	$(844)	$95,288	$(1,087)

The Company has six debt securities in the less than twelve month category and no debt securities in the twelve months or more category as of December 31, 2020. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2020. Management believes that all other unrealized losses represent temporary impairment of the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The amortized cost and fair value of debt securities as of December 31, 2020 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$5,498	$5,532
Due after one year through five years	5,373	5,510
Due after five years through ten years	23,276	23,676
Due after ten years	43,542	45,374
	77,689	80,092

Mortgage-backed securities - government sponsored entities	143,712	146,494
	$221,401	$226,586

Gross realized gains and gross realized losses on sales of securities available for sale were $71,000 and $0, respectively, in 2020, compared to $254,000 and $0, respectively, in 2019. The proceeds from the sales of securities totaled $24,497,000 and $27,247,000 for the years ended December 31, 2020 and 2019, respectively.

Securities with a carrying value of $199,361,000 and $157,233,000 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2020		December 31, 2019
Real Estate:
Residential	$263,127	18.6%	$229,781	24.9%
Commercial	579,104	41.0	391,327	42.3
Agricultural	66,334	4.7	—	—
Construction	21,005	1.5	17,732	1.9
Commercial loans	283,741	20.1	134,150	14.5
Other agricultural loans	40,929	2.9	—	—
Consumer loans to individuals	158,049	11.2	151,686	16.4
Total loans	1,412,289	100.0%	924,676	100.0%

Deferred fees, net	(1,557)		(95)
Total loans receivable	1,410,732		924,581
Allowance for loan losses	(13,150)		(8,509)
Net loans receivable	$1,397,582		$916,072

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2020, the Company had outstanding principal balances of $95,043,000 in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.5 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

As a result of the acquisition of UpState, the Company added $15,410,000 of loans that were accounted for in accordance with ASC 310-30. Based on a review of the loans acquired by the Company’s senior lending management, which included an analysis of credit deterioration of the loans since origination, the Company recorded a specific credit fair value adjustment of $6,937,000.  For loans that were acquired with specific evidence of deterioration in credit quality, loan losses will be accounted for through a reduction of the specific reserve and will not impact the allowance for loan losses until actual losses exceed the allotted reserves. For loans acquired without a deterioration of credit quality, losses incurred will result in adjustments to the allowance for loan losses through the allowance for loan loss adequacy calculation.

Changes in the accretable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31:

(In thousands)

	2020	2019
Balance at beginning of period	$—	$29
Additions	1,724	—
Accretion	(353)	(29)
Reclassification and other	(6)	—
Balance at end of period	$1,365	$—

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2020	December 31, 2019
Outstanding Balance
	$15,570	$793
Carrying Amount
	$9,281	$696

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

There were no material increases or decreases in the expected cash flows of these loans since the acquisition date. There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality. As of December 31, 2020, for loans that were acquired prior to 2020 with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. The system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Impairment is measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

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

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2020
Individually evaluated for impairment	$—	$2,582	$—	$—	$80	$—	$—	$2,662
Loans acquired with deteriorated credit quality	591	3,995	2,043	194	246	2,212	—	9,281
Collectively evaluated for impairment	262,536	572,527	64,291	20,811	283,415	38,717	158,049	1,400,346
Total Loans	$263,127	$579,104	$66,334	$21,005	$283,741	$40,929	$158,049	$1,412,289

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2019
Individually evaluated for impairment	$—	$2,144	$—	$—	$—	$—	$—	$2,144
Loans acquired with deteriorated credit quality	476	220	—	—	—	—	—	696
Collectively evaluated for impairment	229,305	388,963	—	17,732	134,150	—	151,686	921,836
Total Loans	$229,781	$391,327	$—	$17,732	$134,150	$—	$151,686	$924,676

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2020	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$2,582	$3,234	$—
Commercial loans	80	80	—
Subtotal	2,662	3,314	—

Total:
Real Estate Loans
Commercial	$2,582	$3,234	$—
Commercial loans	80	80	—
Total Impaired Loans	$2,662	$3,314	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2019	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$143	$394	$—
Subtotal	143	394	—

With an allowance recorded:
Real Estate Loans
Commercial	2,001	2,001	417
Subtotal	2,001	2,001	417
Total:
Real Estate Loans
Commercial	2,144	2,395	417
Total Impaired Loans	$2,144	$2,395	$417

The following information for impaired loans is presented for the years ended December 31, 2020 and 2019:

	Average Recorded		Interest Income
	Investment		Recognized
	2020	2019	2020	2019
	(In thousands)
Total:
Real Estate Loans
Commercial	$2,105	$1,036	$14	$233
Commercial loans	16	—	—	—
Total Loans	$2,121	$1,036	$14	$233

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of December 31, 2020, troubled debt restructured loans totaled $75,000 and did not require a specific reserve. During 2020, there were no new loan relationships identified as troubled debt restructurings. During 2020, there was a charge-off in the amount of $20,000 on loans classified as troubled debt restructurings.

As of December 31, 2019, troubled debt restructured loans totaled $99,000 and did not require a specific reserve. During 2019, there were no new loan relationships identified as troubled debt restructurings, while one loan identified as troubled debt restructuring with a balance of $977,000 as of December 31, 2018 was transferred to foreclosed real estate during 2019.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2020 and 2019, foreclosed real estate owned totaled $965,000 and $1,556,000, respectively. As of December 31, 2020, included within foreclosed real estate owned is one commercial property that was received via a deed in lieu. As of December 31, 2020, the Company has initiated formal foreclosure proceedings on four consumer residential mortgage loans with an outstanding balance of $454,000.

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans greater than 90 days past due are considered Substandard unless full payment is expected. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Company has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as nonperformance, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis. Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration. Loan Review also annually reviews relationships of $1,500,000 and over to assign or re-affirm risk ratings. Loans in the Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of December 31, 2020 and December 31, 2019 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial real estate loans	$566,418	$6,346	$6,340	$—	$—	$579,104
Real estate - agricultural	58,322	5,111	2,901	—	—	66,334
Commercial loans	282,915	437	389	—	—	283,741
Other agricultural loans	35,772	2,786	2,371	—	—	40,929
Total	$943,427	$14,680	$12,001	$—	$—	$970,108

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2019
Commercial real estate loans	$376,109	$12,268	$2,950	$-	$-	$391,327
Commercial	133,695	248	207	-	-	134,150
Total	$509,804	$12,516	$3,157	$-	$-	$525,477

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Nonperforming loans include loans that have been placed on nonaccrual status and loans remaining in accrual status on which the contractual payment of principal and interest has become 90 days past due.

The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2020 and December 31, 2019 (in thousands):

	Performing	Nonperforming	Total
December 31, 2020
Residential real estate loans	$262,556	$571	$263,127
Construction	21,005	—	21,005
Consumer loans to individuals	157,864	185	158,049
Total	$441,425	$756	$442,181

	Performing	Nonperforming	Total
December 31, 2019
Residential real estate loans	$229,214	$567	$229,781
Construction	17,732	—	17,732
Consumer loans to individuals	151,607	79	151,686
Total	$398,553	$646	$399,199

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2020 and December 31, 2019 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2020
Real Estate loans
Residential	$261,406	$355	$204	$—	$571	$1,130	$591	$263,127
Commercial	573,376	59	—	—	1,674	1,733	3,995	579,104
Agricultural	63,615	—	—	—	676	676	2,043	66,334
Construction	20,811	—	—	—	—	—	194	21,005
Commercial loans	282,374	1,009	90	—	22	1,121	246	283,741
Other agricultural loans	38,454	—	—	—	263	263	2,212	40,929
Consumer loans	157,538	233	93	—	185	511	-	158,049
Total	$1,397,574	$1,656	$387	$—	$3,391	$5,434	$9,281	$1,412,289

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2019
Real Estate loans
Residential	$227,766	$727	$245	$—	$567	$1,539	$476	$229,781
Commercial	387,897	176	2,935	—	99	3,210	220	391,327
Construction	17,695	—	37	—	—	37	—	17,732
Commercial loans	134,018	82	—	—	50	132	—	134,150
Consumer loans	151,309	233	65	—	79	377	—	151,686
Total	$918,685	$1,218	$3,282	$—	$795	$5,295	$696	$924,676

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(41)	(452)	—	(18)	(431)	(942)
Recoveries	6	39	—	44	44	133
Provision for loan losses	443	3,730	55	385	837	5,450
Ending balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,960	$8,004	$150	$1,360	$1,676	$13,150

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2018	$1,328	$5,455	$93	$712	$864	$8,452
Charge Offs	(102)	(627)	—	(284)	(420)	(1,433)
Recoveries	24	125	—	48	43	240
Provision for loan losses	302	(266)	2	473	739	1,250
Ending balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Ending balance individually evaluated for impairment	$—	$417	$—	$—	$—	$417
Ending balance collectively evaluated for impairment	$1,552	$4,270	$95	$949	$1,226	$8,092

During the period ended December 31, 2020, the allowance for loan losses increased from $8,509,000 to $13,150,000. This $4,641,000 increase in the required allowance was due primarily to a $2.3 million increase in the qualitative factor related to economic conditions and a $2.2 million increase due to new qualitative factors directly related to the COVID-19 pandemic.

During the period ended December 31, 2019, the allowance for loan losses increased from $8,452,000 to $8,509,000. This $57,000 increase in the required allowance was due primarily to a $417,000 specific reserve for impaired loans and a $447,000 increase in the qualitative factor related to economic conditions. This increase was partially offset by a reduction in the historical loss factor from 0.26% at December 31, 2018 to 0.15% on December 31, 2019.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of the loans was $727,000 and $101,000 for 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2020, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $125.3 million, or 86.4% of bank capital, to commercial rentals, and $117.8 million, or 81.2% of bank capital to residential rentals. There were no charge-offs on loans within these concentrations for the years ended December 31, 2020 and 2019, respectively.

During 2020, the Company sold residential mortgage loans totaling $12,312,000. During 2019, the Company sold residential mortgage loans totaling $4,715,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $527,000 and $0, respectively, in 2020 and $169,000 and $0, respectively, in 2019. The proceeds from the sales of residential mortgage loans totaled $12,839,000 and $4,838,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the outstanding value of loans serviced for others totaled $72.5 million and $28.5 million, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2020	2019
	(In Thousands)
Land and improvements	$3,878	$2,806
Buildings and improvements	21,545	17,914
Furniture and equipment	9,717	8,164
	35,140	28,884
Accumulated depreciation	(17,326)	(14,656)

	$17,814	$14,228

Depreciation expense totaled $1,322,000 and $1,005,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations of $250,000 or greater were $205,376,000 and $137,108,000 at December 31, 2020 and 2019, respectively.

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$353,950
2022	106,898
2023	40,440
2024	24,131
2025	8,412
$533,831

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2020	2019
	(In Thousands)
Securities sold under agreements to repurchase	$63,303	$30,505
Federal Home Loan Bank short-term borrowings	—	31,751
	$63,303	$62,256

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2020	2019
	(Dollars In Thousands)
Average balance during the year	$57,014	$48,945
Average interest rate during the year	0.55%	0.96%
Maximum month-end balance during the year	$69,294	$62,256
Weighted average interest rate at the end of the year	0.43%	1.30%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $63,462,000 and $64,429,000 at December 31, 2020 and $36,313,000 and $36,195,000 at December 31, 2019, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The collateral pledged for repurchase agreements that are classified as secured borrowings is summarized as follows (in thousands):

	As of December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$64,429	$—	$—	$—	$64,429

Total liability recognized for repurchase agreements					63,303

	As of December 31, 2019
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$36,195	$—	$—	$—	$36,195

Total liability recognized for repurchase agreements					30,505

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2020, there were no borrowings outstanding on this line. There were $31,751,000 of borrowings outstanding on this line of credit at December 31, 2019. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2021. There were no borrowings under this line of credit at December 31, 2020 and 2019. The Company has a line of credit commitment available from PNC Bank for $16,000,000 at December 31, 2020. There were no borrowings under this line of credit at December 31, 2020 and December 31, 2019. The Company also has a line of credit commitment from Zions Bank for $17,000,000. There were no borrowings under this line of credit at December 31, 2020 and December 31, 201.

Other borrowings consisted of the following at December 31, 2020 and 2019:

	2020	2019
	(In Thousands)

Fixed rate term borrowing due May 2020 at 1.85%	$—	$5,000
Amortizing fixed rate borrowing due June 2020 at 1.49%	—	1,034
Amortizing fixed rate borrowing due July 2020 at 2.77%	—	2,974
Amortizing fixed rate borrowing due December 2020 at 1.71%	—	2,538
Amortizing fixed rate borrowing due December 2020 at 3.06%	—	1,034
Amortizing fixed rate borrowing due March 2022 at 1.75%	1,126	2,009
Amortizing fixed rate borrowing due August 2022 at 1.94%	3,376	5,351
Amortizing fixed rate borrowing due October 2022 at 1.88%	3,021	4,626
Amortizing fixed rate borrowing due October 2023 at 3.24%	5,865	7,809
Amortizing fixed rate borrowing due December 2023 at 3.22%	3,096	4,063
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	7,616	10,000
Amortizing fixed rate borrowing due April 2024 at 0.91%	8,359	—
	$42,459	$56,438

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2020 are as follows (in thousands):

2021	$12,594
2022	11,191
2023	17,826
2024	848
$42,459

The Bank’s maximum borrowing capacity with the FHLB was $686,360,000 of which $42,459,000 was outstanding in the form of advances and $100,000,000 was outstanding in the form of letters of credit at December 31, 2020. Advances from the FHLB are secured by qualifying assets of the Bank.

NOTE 8 – OPERATING LEASES

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2020 and 2019, amounted to $571,000 and $518,000 respectively. The right-of-use asset associated with operating leases amounted to $4,938,000 and $5,290,000 at December 31, 2020 and 2019, respectively. The lease liability associated with operating leases amounted to $4,984,000 and $5,316,000 at December 31, 2020 and 2019, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2020.

Operating
Weighted-average remaining term	12.2 years
Weighted-average discount rate	3.20%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2020, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2021	$561
2022	546
2023	534
2024	544
2025	561
2026 and thereafter	3,319
Total undiscounted cash flows	6,065
Discount on cash flows	(1,081)
Total lease liabilities	$4,984

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2020, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions of up to 15% of the employee’s compensation, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after one year of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after five years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,049,000 and $730,000 for the years ended December 31, 2020 and 2019, respectively.

The Company has several non-qualified supplemental executive retirement plans for the benefit of certain executive officers and former officers. At December 31, 2020 and 2019, other liabilities include $3,529,000 and $3,428,000 accrued under the Plan. Compensation expense includes approximately $495,000 and $491,000 relating to the supplemental executive retirement plan for 2020 and 2019, respectively. To fund the benefits under this plan, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2020 and 2019, the cash value of these policies was $39,608,000 and $38,763,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit expense included in salaries and employee benefits was $86,000 and $101,000 for the years ended December 31, 2020 and 2019, respectively.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2020 and 2019 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,477,000 and $1,392,000 at December 31, 2020 and 2019, respectively.

Through its acquisition of Delaware, the Company also has certain director fee deferral and continuation plans. These plans allowed directors to defer director fees and provide a benefit payment for a period of five years to fifteen years. The Company expensed $2,000 and $3,000 under these plans in 2020 and 2019, respectively. At December 31, 2020 and 2019, the liability under these plans was $82,000 and $166,000, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Mulitemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2020 and 2019, the Company’s Plan was 94.2% and 95.0% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $24,000 in 2020 and $29,000 in 2019. During the plan years ending December 31, 2020 and 2019, the Company made contributions of $24,000 and $29,000, respectively.

As a result of its acquisition of Delaware, the Company is a member of the New York State Bankers Retirement System. Substantially all full-time employees who were former employees of Delaware are covered under this defined benefit pension plan (the “Delaware Plan”). The Company’s funding policy is to contribute at least the minimum required contribution annually. Pension cost is computed using the projected unit credit actuarial cost method. Effective December 31, 2012, the Delaware Plan was closed to new participants and accrued benefits were frozen.

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

(in Thousands of Dollars)	2020	2019
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(7,515)	$(7,186)
Service cost	(58)	(55)
Interest cost	(257)	(312)
Actuarial (gain) loss	(767)	(515)
Benefits paid	532	553
Benefit obligation at end of year	$(8,065)	$(7,515)
Change in plan assets:
Fair value of plan assets at beginning of year	$6,853	$6,136
Actual return on plan assets	1,415	1,275
Benefits paid	(525)	(558)
Fair value of assets at end of year	7,743	6,853
Funded status at end of year	$(322)	$(662)

The Delaware Plan paid $532,000 and $553,000 in benefit payments in 2020 and 2019, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $468,000, $468,000, $453,000, $437,000 and $428,000 for the next five years. Payments are expected to be approximately $2,063,000 in total for the five-year period ending December 31, 2030. The Company was not required to make any contributions to the Delaware Plan in 2020 or 2019. The decrease in the projected discount rate contributed approximately $786,000 to the overall increase in the projected benefit obligation for the year ended December 31, 2020.

The accumulated benefit obligation for the Delaware Plan was $8,065,000 and $7,515,000 at December 31, 2020 and 2019, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income for the years ended December 31 (in thousands):

	2020	2019
Transition asset	$—	$—
Prior service credit	—	—
Gain	241	375
Total	$241	$375

Net pension cost (income) included the following components (in thousands):

	2020	2019
Service cost benefits earned during the period	$58	$55
Interest cost on projected benefit obligation	257	312
Actual return on assets	(395)	(379)
Net amortization and deferral	(20)	—

Net periodic pension cost (income)	$(100)	$(12)

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2020	2019
Discount rate	2.63%	3.55%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

	2,020	2,019
Discount rate	3.55%	4.54%
Expected long-term return on plan assets	6.00%	6.50%
Rate of compensation increase	—%	—%

The expected long-term return on plan assets was determined based upon expected returns on individual asset types included in the asset portfolio.

The Delaware Plan’s weighted-average asset allocations at December 31, by asset category, are as follows:

	2020	2019
Cash equivalents	—%	—%
Equity securities	31.6%	31.7%
Fixed income securities	62.6%	57.7%
Other	5.8%	10.6%
	100.0%	100.0%

The New York Bankers Retirement System (“System”) overall investment strategy is to invest in a diversified portfolio while managing the variability between the assets and projected liabilities of underfunded pension plans. In 2019, the System’s Board Members approved a migration of substantially all of the System’s assets to one fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. The Fund is a group trust within the meaning of internal Revenue Service Revenue Ruling 81-100, as amended. The growth-oriented portion of the Fund invests in a mix of asset classes that the Fund’s Trustee believes will collectively maximize total risk-adjusted return through a combination of capital appreciation and income. This portion of the Fund will comprise between 35% and 90% of the portfolio and will invest directly or indirectly via underlying funds in a broad mix of global equity, global fixed income, real estate and cash-plus strategies. The remaining portion of the Fund, between 10% and 65% of the portfolio, is used to minimize volatility relative to a plan’s projected liabilities.

At December 31, 2020 and 2019, the System had an investment concentration of approximately 99% and 98%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund. Primarily all of the assets of the JPMCD LDI Diversified Balance Fund are valued at Net Asset Value (“NAV”). The NAV of the fund is determined at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values of the Funds are calculated on a valuation date. In accordance with ASC Subtopic 820-10, certain investments measured at net asset value per share (or its equivalents) are not required to be classified in the fair value hierarchy.

The following table sets forth a summary of the changes in the Level 3 assets for the year ended December 31, 2020 and 2019 (in thousands of dollars):

	2020	2019
Balance, January 1	$—	$601
Realized gain	—	187
Purchase	—	—
Sales	—	(610)
Unrealized gain (loss)	—	(178)
Balance, December 31	$—	$—

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2020	2019
	(In Thousands)
Current	$7,754	$1,620
Deferred	(4,468)	988
	$3,286	$2,608

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2020, the Company has a $4,252,000 net operating loss carryforward that will begin to expire by December 31, 2035. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	before Income Taxes
	Years Ended December 31,
	2020	2019
Tax at statutory rates	21.0%	21.0%
Tax exempt interest income, net of interest expense disallowance	(3.7)	(4.4)
Non-deductible merger related expenses	1.1	—
Earnings and proceeds on life insurance	(1.0)	(1.0)
Other	0.5	(0.1)

	17.9%	15.5%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2020	2019
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$2,761	$1,787
Deferred compensation	758	797
Core deposit intangible	230	141
Prepaid expenses	20	55
Pension liability	118	360
Foreclosed real estate valuation allowance	17	17
Net operating loss carryforward	893	968
Purchase price adjustment	2,832	—
Deferred loan fees	60	—
Other	747	122
Total Deferred Tax Assets	8,436	4,247

Deferred tax liabilities:
Premises and equipment	920	598
Deferred loan fees	—	220
Net unrealized gain on pension liability	272	221
Purchase price adjustment	—	327
Net unrealized gain on securities	1,089	94
Total Deferred Tax Liabilities	2,281	1,460

Net Deferred Tax Asset	$6,155	$2,787

The Company’s federal and state income tax returns for taxable years through 2017 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

NOTE 11 - REGULATORY MATTERS AND STOCKHOLDERS’ EQUITY

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2020 and 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2020, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2020:
Total capital (to risk-weighted assets)	$172,103	12.62%	≥$109,123	≥8.00%	≥$136,404	≥10.00%
Tier 1 capital (to risk-weighted assets)	158,953	11.65	≥81,842	≥6.00	≥109,123	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	158,953	11.65	≥61,382	≥4.50	≥88,663	≥6.50
Tier 1 capital (to average assets)	158,953	8.71	≥72,994	≥4.00	≥91,243	≥5.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$132,507	13.98%	≥$75,674	≥8.00%	≥$94,593	≥10.00%
Tier 1 capital (to risk-weighted assets)	123,999	13.08	≥56,756	≥6.00	≥75,674	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	123,999	13.08	≥42,567	≥4.50	≥61,485	≥6.50
Tier 1 capital (to average assets)	123,999	10.33	≥48,735	≥4.00	≥60,918	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2020.

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2020, $119,465,000 of retained earnings were available for dividends without prior regulatory approval, subject to the regulatory capital requirements discussed above. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including the Company, unless such loans are collateralized by specific obligations.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 22, 2014, the Company’s stockholders approved the Norwood Financial Corp 2014 Equity Incentive Plan. An aggregate of 375,000 shares of authorized but unissued Common Stock of the Company were reserved for future issuance under the Plan. This includes up to 60,000 shares for awards to outside directors. The Plan also authorized the Company to award restricted stock to officers and outside directors, limited to 63,000 shares of restricted stock awards for officers and 12,000 shares of restricted stock awards for outside directors. At the Annual Meeting held on April 24, 2018, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to ease certain restrictions on restricted stock awards to outside directors. As a result of this amendment, the number of shares available for restricted stock awards to officers was reduced by 300 shares to 62,700, while the number of shares available for restricted stock awards to outside directors was increased by 20,300 to 32,300 shares. Under this plan, the Company granted 245,465 shares which included 148,365 options to employees, 10,400 options to directors, 56,625 shares of restricted stock to officers and 30,075 shares of restricted stock to directors. The restricted shares vest over five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2020, there were 129,535 shares available for future awards under this plan, which includes 110,010 shares available for officer awards and 19,525 shares available for awards to outside directors. Included in these totals are 6,075 shares available for restricted stock awards to officers and 2,225 shares available for restricted stock awards to outside directors. All share information has been restated to reflect the 50% stock dividend declared in 2017.

Total unrecognized compensation cost related to stock options was $214,000 as of December 31, 2020 and $203,000 as of December 31, 2019. Salaries and employee benefits expense includes $204,000 and $208,000 of compensation costs related to options for the years ended December 31, 2020 and 2019, respectively. Compensation costs related to restricted stock amounted to $334,000 and $289,000 for the years ended December 31, 2020 and 2019, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2020 and 2019 was $1,202,000 and $1,146,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2020			2019
		Weighted			Weighted
		Average	Average		Average	Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	199,825	$24.78		208,700	$22.54
Granted	33,750	26.93		26,750	36.02
Exercised	(15,530)	17.25		(32,350)	19.71
Forfeited	(2,075)	16.83		(3,275)	24.31

Outstanding, end of year	215,970	$25.73	$742,738	199,825	$24.78	$2,822,470

Exercisable, end of year	182,220	$25.51	$742,738	173,075	$23.04	$2,745,430

Exercise prices for options outstanding as of December 31, 2020 ranged from $16.65 to $36.02 per share. The weighted average remaining contractual life is 6.0 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2020	2019
Dividend yield	3.55%	3.59%
Expected life	10 years	10 years
Expected volatility	34.15%	29.08%
Risk-free interest rate	0.91%	1.92%
Weighted average fair value of options granted	$6.34	$7.61

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $268,000 in 2020. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2020, for the shares issued in connection with stock option exercises, 15,530 shares in total, all shares were issued from available authorized shares.

As of December 31, 2020, outstanding stock options consist of the following:

		Average			Average
	Options	Exercise	Remaining	Options	Exercise
	Outstanding	Price	Life, Years	Exercisable	Price
	18,000	$16.65	1.0	18,000	$16.65
	23,100	18.03	2.0	23,100	18.03
	1,650	18.36	2.0	1,650	18.36
	3,000	19.30	2.8	3,000	19.30
	20,125	17.93	3.0	20,125	17.93
	8,250	19.39	3.9	8,250	19.39
	9,375	19.03	4.9	9,375	19.03
	16,120	22.37	6.0	16,120	22.37
	29,500	32.81	7.0	29,500	32.81
	26,350	32.34	8.0	26,350	32.34
	26,750	36.02	9.0	26,750	36.02
	33,750	26.93	10.0	—	—

Total	215,970			182,220

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2020		2019
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	36,195	31.65	34,615	27.82
Granted	14,500	26.93	13,100	36.02
Vested	(11,560)	32.89	(11,520)	25.12
Forfeited	—	—	—	—
Non-vested at December 31	39,135	30.72	36,195	31.65

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2020	2019
	(In Thousands, Except Per Share Data)
Numerator, net income	$15,080	$14,215

Denominator:
Weighted average shares outstanding	7,239	6,295
Less: Weighted average unvested restricted shares	(36)	(35)
Denominator: Basic earnings per share	7,203	6,260

Weighted average shares outstanding, basic	7,203	6,260
Add: Dilutive effect of stock options and restricted stock	27	72
Denominator: Diluted earnings per share	7,230	6,332

Basic earnings per common share	$2.09	$2.27

Diluted earnings per common share	$2.09	$2.25

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 116,350 and zero for the years ended December 31, 2020 and 2019, respectively, based on the closing price of the Company’s common stock which was $26.17 and $38.90 as of December 31, 2020 and 2019, respectively. All share and per share information has been restated to reflect the 50% stock dividend declared in 2017.

NOTE 14 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2020	2019
	(In Thousands)
Commitments to grant loans	$78,310	$44,246
Unfunded commitments under lines of credit	137,965	56,840
Standby letters of credit	5,636	3,668
	$221,911	$104,754

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Bank requires collateral supporting these letters of credit when deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2020, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $276,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2020	2019	Interest Rate Paid	Interest Rate Received	2020	2019
Customer interest rate swap

Maturing November, 2030	$7,222	$-	1 month LIBOR + Margin	Fixed	$165	$-
Maturing December, 2030	4,800	-	1 month LIBOR + Margin	Fixed	111	-

Total	$12,022	$-			$276	$-

Third party interest rate swap

Maturing November, 2030	$7,222	$-	Fixed	1 month LIBOR + Margin	$165	$-
Maturing December, 2030	4,800	-	Fixed	1 month LIBOR + Margin	111	-

Total	$12,022	$-			$276	$-

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Decemer 31, 2020
Interest rate derivatives	Other assets	$276	Other liabilities	$276

Decemer 31, 2019
Interest rate derivatives	Other assets	-	Other liabilities	-

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2020
ASSETS
U.S. Government agencies	$3,969	$—	$3,969	$—
States and political subdivisions	73,091	—	73,091	—
Corporate obligations	3,032	—	3,032	—
Mortgage-backed securities-government
sponsored entities	146,494	—	146,494	—
Interest rate derivatives	276	—	276	—

LIABILITIES
Interest rate derivatives	276	—	276	—

December 31, 2019
ASSETS
U.S. Treasury securities	$—	$—	$—	$—
States and political subdivisions	71,305	—	71,305	—
Corporate obligations	4,100	—	4,100	—
Mortgage-backed securities-government
sponsored entities	134,800	—	134,800	—

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3). In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2020 and 2019 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2020
Impaired Loans	$2,662	$—	$—	$2,662
Foreclosed real estate	965	—	—	965

December 31, 2019
Impaired Loans	$1,584	$—	$—	$1,584
Foreclosed real estate	1,556	—	—	1,556

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2020, the fair value investment in impaired loans totaled $2,662,000, which included six loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2020, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $652,000 over the life of the loans. There were no loan relationships which required a valuation allowance.

As of December 31, 2019, the fair value investment in impaired loans totaled $2,144,000 which included two loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2019, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $251,000 over the life of the loans. Additionally, there were two loan relationships which totaled $2,001,000 which required a valuation allowance of $417,000 since either the estimated realizable value of the collateral or the discounted cash flows were below the recorded investment in the loan. As of December 31, 2019, the Company has not recognized a charge-off against the allowance for loan losses on these impaired loans.

Foreclosed real estate owned (carried at fair value):

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are carried at fair value less estimated cost to sell. Fair value is based upon independent market prices, appraised value of the collateral or management’s estimation of the value of the collateral. These assets are included in Level 3 fair value based upon the lowest level of input that is significant to the fair value measurement.

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$2,662	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.59% (9.75%)

Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2019
Impaired loans	$1,531	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)

Impaired loans	$53	Present value of future cash flows	Loan discount rate	4.00-6.97% (5.55%)

Foreclosed real estate owned	$1,556	Appraisal of collateral(1)	Liquidation Expenses(2)	0-7.00% (4.34%)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2020 and December 31, 2019. (In thousands):

	Fair Value Measurements at December 31, 2020

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,693	$111,693	$111,693	$—	$—
Loans receivable, net	1,397,582	1,493,480	—	—	1,493,480
Mortgage servicing rights	337	476	—	—	476
Regulatory stock (1)	3,981	3,981	3,981	—	—
Bank owned life insurance (1)	39,608	39,608	39,608	—	—
Accrued interest receivable (1)	6,232	6,232	6,232	—	—

Financial liabilities:
Deposits	1,535,385	1,540,661	1,001,555	—	539,106
Short-term borrowings (1)	63,303	63,303	63,303	—	—
Other borrowings	42,459	43,452	—	—	43,452
Accrued interest payable (1)	1,601	1,601	1,601	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2019

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$15,415	$15,415	$15,415	$—	$—
Loans receivable, net	916,072	943,143	—	—	943,143
Mortgage servicing rights	187	226	—	—	226
Regulatory stock (1)	4,844	4,844	4,844	—	—
Bank owned life insurance (1)	38,763	38,763	38,763	—	—
Accrued interest receivable (1)	3,719	3,719	3,719	—	—

Financial liabilities:
Deposits	957,529	961,120	596,811	—	364,309
Short-term borrowings (1)	62,256	62,256	62,256	—	—
Other borrowings	56,438	56,618	—	—	56,618
Accrued interest payable (1)	2,432	2,432	2,432	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2020 and 2019:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2019	$354	$833	$1,187
Other comprehensive income (loss) before reclassification	3,798	190	3,988
Amount reclassified from accumulated other comprehensive loss	(56)	—	(56)
Total other comprehensive income	3,742	190	3,932
Balance as of December 31, 2020	$4,096	$1,023	$5,119

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2018	$(5,558)	$538	$(5,020)
Other comprehensive income (loss) before reclassification	6,113	295	6,408
Amount reclassified from accumulated other comprehensive loss	(201)	—	(201)
Total other comprehensive	5,912	295	6,207
Balance as of December 31, 2019	$354	$833	$1,187

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2020 and 2019:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2020	2019
Unrealized gains on available for sale securities	$71	$254	Net realized gains on sales of securities
	(15)	(53)	Income tax expense
	$56	$201

(a)Amounts in parentheses indicate debits to net income.

NOTE 18 – ACQUISITION OF UPSTATE NEW YORK BANCORP, INC. AND USNY BANK

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

The allocation of purchase consideration related to the Merger is considered preliminary, primarily with respect to certain tax-related assets and liabilities. Subsequent to the closing date of the acquisition, final tax returns were prepared and filed for UpState which are expected to result in tax refunds which relate to the operations of UpState and USNY Bank.

In accordance with ASC 805 the acquiring Company shall adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. A provisional amount is necessary when the buyer must issue financial statements prior to completing its accounting for the business combination (i.e. prior to the end of the measurement period). The measurement period begins on the acquisition date and ends on the earlier of either: (a) the buyer obtaining the information needed to finish the accounting for the business combination or (b) one year from the acquisition date.

Adjustments to preliminary allocations related to certain tax-related assets and liabilities occurred in the fourth quarter of 2020. The change to provisional amounts resulted in a reduction in goodwill of $923,000 and no impact to results of operations during the fourth quarter.

The Company expects to finalize the allocation of purchase price within the one-year measurement-period following the acquisition.

The following table summarizes the purchase of UpState as of July 7, 2020:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
UpState New York Bancorp, Inc. common shares settled for stock	1,987,206
Exchange Ratio	0.9390
Norwood Financial Corp shares issued	1,865,738
Value assigned to each Norwood Financial Corp common share	$24.30
Purchase price assigned to UpState New York Bancorp, Inc. common shares		$45,337
exchanged for Norwood Financial Corp shares

Purchase Price Consideration - Cash for Common Stock
UpState New York Bancorp, Inc. shares exchanged for cash, excluding fractional shares	220,794
Purchase price paid to each UpState New York Bancorp, Inc. common share exchanged for cash	$33.33
Purchase price assigned to UpState New York Bancorp, Inc. common shares exchanged for cash		$7,359
Purchase price additional cash consideration per share		1,479
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$54,181

Net Assets Acquired:

UpState New York Bancorp, Inc. shareholders' equity	$44,803
UpState New York Bancorp, Inc. goodwill and intangibles	-
Total tangible equity	44,803

Adjustments to reflect assets acquired at fair value:
Investments	(112)
Loans
Interest rate	3,982
General credit	(10,529)
Specific credit - non-amortizing	(5,213)
Specific credit - amortizing	(1,724)
Core deposit intangible	409
Deferred loan fees	(812)
Premises and equipment	(1,211)
Allowance for loan and lease losses	5,982
Deferred tax assets	3,449
Other	(48)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(2,754)

Net assets acquired		36,222
Goodwill resulting from merger		$17,959

The following condensed statement reflects the values assigned to UpState New York Bancorp, Inc. net assets as of the acquisition date:

(In Thousands)

Total purchase price		$54,181

Net assets acquired:
Cash	$24,037
Securities available for sale	13,836
Loans	405,221
Premises and equipment, net	4,318
Regulatory stock	2,487
Accrued interest receivable	1,426
Core deposit intangible	564
Other assets	5,117
Deposits	(414,113)
Accrued interest payable	(175)
Other liabilities	(6,496)
Total identifiable net assets acquired		36,222

Goodwill resulting from UpState New York Bancorp, Inc. Merger		$17,959

The Company recorded goodwill and other intangibles associated with the acquisition of UpState totaling $17,959,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2020. The carrying amount of the goodwill at December 31, 2020 related to the UpState acquisition was $17,959,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2020, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at December 31, 2020 was $409,000 with $37,000 accumulated depreciation as of that date.

As of December 31, 2020, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2020	$37
2021	71
2022	63
2023	56
2024	48
After five years	134
$409

The following table presents financial information for the former UpState included in the Consolidated Statements of Income from the date of acquisition through December 31, 2020:

Actual From
Acquisition Date
Through
December 31,2020
(in thousands)

Net interest income after provision for loan losses	$7,291
Noninterest income	$313

The following table presents pro forma information for the years ended December 31, 2020 and 2019, as if the acquisition of UpState had occurred on January 1, 2019. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results:

	Pro Forma
	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)	2020	2019
Net interest income after provision for loan losses	$52,897	$50,487
Noninterest income	8,726	7,959
Net income	20,613	18,842
Pro forma earnings per share:
Basic	$2.52	$2.31
Diluted	$2.52	$2.30

NOTE 19 - RISKS AND UNCERTAINTIES

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

Under the original terms of the PPP, an eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2020, the Company approved over 1,100 applications for $95.0 million of loans under the PPP.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) December 31, 2020. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at December 31, 2020.

The following table presents a summary of loans that were granted forbearance by type of loan during the year ended December 31, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	118	$10,883
Commercial	385	218,984
Agricultural	16	5,267
Construction	24	4,125
Commercial	186	23,801
Other agricultural loans	—	-
Consumer loans to individuals	486	11,130
Total	1,215	$274,190

The following table presents a summary of loans that remain in forbearance by type of loan as of December 31, 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	14	$2,163
Commercial	67	39,925
Agricultural	2	428
Construction	3	7,240
Commercial	47	3,773
Other agricultural loans	-	-
Consumer loans to individuals	88	2,117
Total	314	$55,646

NOTE 20 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2020	2019
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$854	$2,848
Investment in bank subsidiary	195,035	135,433
Other assets	2,337	1,875
Total assets	$198,226	$140,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$3,441	$2,728
Stockholders’ equity	194,785	137,428
Total liabilities and stockholders' equity	$198,226	$140,156

STATEMENTS OF INCOME

	Years Ended December 31,
	2020	2019
Income:	(In Thousands)
Dividends from bank subsidiary	$15,319	$6,113

Expenses	1,704	637
	13,615	5,476
Income tax benefit	(180)	(232)
	13,795	5,708
Equity in undistributed earnings of subsidiary	1,285	8,507
Net Income	$15,080	$14,215
Comprehensive Income	$19,012	$20,422

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,080	$14,215
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(1,285)	(8,507)
Other, net	28	335
Net Cash Provided by Operating Activities	13,823	6,043

CASH FLOWS FROM INVESTING ACTIVITIES
Outlays for business combinations	(8,844)	—
Net Cash (Used in) Provided by Investing Activities	(8,844)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	268	638
Sale of treasury stock for ESOP	130	127
Acquisition of treasury stock	(108)	(428)
Cash dividends paid	(7,263)	(6,041)
Net Cash Used in Financing Activities	(6,973)	(5,704)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,994)	339

CASH AND CASH EQUIVALENTS - BEGINNING	2,848	2,509
CASH AND CASH EQUIVALENTS - ENDING	$854	$2,848

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

(b) Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting and the Report of the Company’s Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K under Item 8.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(b)          Security Ownership of Management

                              Information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors” of the Proxy Statement.

(c)          Changes in Control

                              Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)          Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders

2006 Stock Option Plan	65,875	$17.69	—
2014 Equity Incentive Plan	150,095	29.26	129,535

Equity compensation plans	—	—	—
not approved by security holders

TOTAL	215,970	$25.73	129,535

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal II -Ratification of Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Listed below are all financial statements, schedules and exhibits filed as part of this Annual Report on Form 10-K.

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C., independent registered public accounting firm.

2.Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (15)
3(ii)	Bylaws of Norwood Financial Corp (1)
4.1	Specimen Stock Certificate of Norwood Financial Corp (2)
4.2	Description of Capital Stock of Norwood Financial Corp
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6†	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7†	2006 Stock Option Plan (8)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9†	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10†	Change in Control Severance Agreement with James F. Burke (10)
10.11†	2014 Equity Incentive Plan, as amended (11)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody(13)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp, Wayne Bank and William S. Lance(13)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp, Wayne Bank and Robert J. Mancuso(13)
10.19	Wayne Bank Executive Annual Incentive Plan (16)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (14)
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference into this document from the identically numbered exhibit to the Company’s Form 10-Q filed with the Commission on August 8, 2014.
(2)

Incorporated herein by reference into this document from the identically numbered Exhibit to the Company’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(3)	Incorporated herein by reference from the identically numbered exhibits to the Company’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.1 to the Company’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(7)	Incorporated by reference into this document from Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 22, 2004, File No. 0-28364.
(8)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(9)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006.
(10)	Incorporated herein by reference from Exhibit 10.13 to the Company’s Form 10-Q filed with the Commission on November 7, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.
(13)	Incorporated by reference into this document from the exhibits to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(15)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(16)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 9, 2021	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2021 on behalf of the registrant and in the capacities indicated.

/s/ Lewis J. Critelli	/s/ William W. Davis, Jr.
Lewis J. Critelli President, Chief Executive Officer and Director (Principal Executive Officer)	William W. Davis, Jr. Director
/s/ Andrew A. Forte	/s/ Susan Campfield
Dr. Andrew A. Forte Director	Susan Campfield Director
/s/ Joseph W. Adams	/s/ Kevin M. Lamont
Joseph W. Adams Director /s/ Ralph A. Matergia	Kevin M. Lamont Director /s/ Kenneth A. Phillips
Ralph A. Matergia Director	Dr. Kenneth A. Phillips Director
/s/ Jeffrey S. Gifford	/s/ Alexandra K. Nolan
Jeffrey S. Gifford Director	Alexandra K. Nolan Director
/s/ William S. Lance	/s/ Meg L. Hungerford
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Meg L. Hungerford Director