Form 10-Q
period 2021-03-31
NORWOOD FINANCIAL CORP
filed 2021-05-07
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2021
Common stock, par value $0.10 per share	8,218,513

NORWOOD FINANCIAL CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$20,364	$19,445
Interest-bearing deposits with banks	190,135	92,248
Cash and cash equivalents	210,499	111,693
Securities available for sale, at fair value	275,224	226,586
Loans receivable	1,421,568	1,410,732
Less: Allowance for loan losses	14,509	13,150
Net loans receivable	1,407,059	1,397,582
Regulatory stock, at cost	4,043	3,981
Bank premises and equipment, net	17,648	17,814
Bank owned life insurance	39,471	39,608
Accrued interest receivable	6,317	6,232
Foreclosed real estate owned	844	965
Goodwill	29,290	29,290
Other intangibles	495	530
Other assets	18,946	17,583
TOTAL ASSETS	$2,009,836	$1,851,864
LIABILITIES
Deposits:
Non-interest bearing demand	$415,395	$359,559
Interest-bearing	1,269,793	1,175,826
Total deposits	1,685,188	1,535,385
Short-term borrowings	72,917	63,303
Other borrowings	39,366	42,459
Accrued interest payable	1,370	1,601
Other liabilities	15,888	14,331
TOTAL LIABILITIES	1,814,729	1,657,079
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2021: 8,240,081 shares, 2020: 8,236,331 shares	824	824
Surplus	95,717	95,388
Retained earnings	97,201	93,796
Treasury stock at cost: 2021: 21,568 shares; 2020: 10,263 shares	(656)	(342)
Accumulated other comprehensive income	2,021	5,119
TOTAL STOCKHOLDERS’ EQUITY	195,107	194,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,009,836	$1,851,864

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Loans receivable, including fees	$16,146	$10,683
Securities	1,112	1,179
Other	43	6
Total interest income	17,301	11,868
INTEREST EXPENSE
Deposits	1,255	1,790
Short-term borrowings	69	111
Other borrowings	201	302
Total interest expense	1,525	2,203
NET INTEREST INCOME	15,776	9,665
PROVISION FOR LOAN LOSSES	1,500	700
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,276	8,965
OTHER INCOME
Service charges and fees	1,247	1,063
Income from fiduciary activities	160	153
Net realized gains on sales of securities	21	38
Gain on sale of loans, net	29	56
Earnings and proceeds on bank owned life insurance	374	208
Other	158	136
Total other income	1,989	1,654
OTHER EXPENSES
Salaries and employee benefits	4,953	3,777
Occupancy, furniture & equipment, net	1,220	968
Data processing and related operations	603	437
Taxes, other than income	305	214
Professional fees	540	218
Federal Deposit Insurance Corporation insurance	181	—
Foreclosed real estate	30	16
Amortization of intangibles	35	23
Other	1,585	1,406
Total other expenses	9,452	7,059
INCOME BEFORE INCOME TAXES	6,813	3,560
INCOME TAX EXPENSE	1,271	481
NET INCOME	$5,542	$3,079
BASIC EARNINGS PER SHARE	$0.68	$0.49
DILUTED EARNINGS PER SHARE	$0.67	$0.49

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$5,542	$3,079
Other comprehensive income:
Investment securities available for sale:
Unrealized holding (loss) gain	(3,901)	3,949
Tax effect	820	(829)
Reclassification of investment securities gains
recognized in net income	(21)	(38)
Tax effect	4	8
Other comprehensive (loss) income	(3,098)	3,090
Comprehensive Income	$2,444	$6,169

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2021 and 2020

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	5,542	-	-	-	5,542
Other comprehensive loss	-	-	-	-	-	-	(3,098)	(3,098)
Cash dividends declared ($0.26 per share)	-	-	-	(2,137)	-	-	-	(2,137)
Acquisition of treasury stock	-	-	-	-	7,405	(194)	-	(194)
Compensation expense related to restricted stock	-	-	204	-	3,900	(120)	-	84
Stock options exercised	3,750	-	71	-	-	-	-	71
Compensation expense related to stock options	-	-	54	-	-	-	-	54
Balance, March 31, 2021	8,240,081	$824	$95,717	$97,201	21,568	$(656)	$2,021	$195,107

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	-	-	-	3,079	-	-	-	3,079
Other comprehensive income	-	-	-	-	-	-	3,090	3,090
Cash dividends declared ($0.25 per share)	-	-	-	(1,583)	-	-	-	(1,583)
Compensation expense related to restricted stock	-	-	84	-	-	-	-	84
Stock options exercised	2,005	-	38	-	-	-	-	38
Compensation expense related to stock options	-	-	51	-	-	-	-	51
Balance, March 31, 2020	6,342,568	$634	$49,644	$88,032	12,007	$(400)	$4,277	$142,187

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,542	$3,079
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,500	700
Depreciation	373	281
Amortization of intangible assets	35	23
Deferred income taxes	4	(250)
Net amortization of securities premiums and discounts	360	320
Net realized gain on sales of securities	(21)	(38)
Earnings and proceeds on life insurance policies	(374)	(208)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(3)	(3)
Net gain on sale of loans	(29)	(56)
Loans originated for sale	(1,083)	(1,535)
Proceeds from sale of loans originated for sale	1,112	1,545
Compensation expense related to stock options	54	51
Compensation expense related to restricted stock	84	84
(Increase) decrease in accrued interest receivable	(85)	50
(Decrease) increase in accrued interest payable	(231)	463
Other, net	301	38
Net cash provided by operating activities	7,539	4,544
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,127	8,224
Proceeds from maturities and principal reductions on mortgage-backed securities	15,576	15,646
Purchases	(69,602)	(7,034)
Purchase of regulatory stock	(1,229)	(1,305)
Redemption of regulatory stock	1,167	2,379
Net increase in loans	(10,262)	(4,208)
Proceeds from bank-owned life insurance policies	511	—
Purchase of premises and equipment	(207)	(124)
Proceeds from sales of foreclosed real estate owned	124	482
Net cash (used in) provided by investing activities	(62,795)	14,060
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	149,803	32,631
Net increase (decrease) in short-term borrowings	9,614	(21,600)
Repayments of other borrowings	(3,093)	(5,088)
Stock options exercised	71	38
Purchase of treasury stock	(194)	—
Cash dividends paid	(2,139)	(1,582)
Net cash provided by financing activities	154,062	4,399
Increase in cash and cash equivalents	98,806	23,003
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,693	15,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$210,499	$38,418

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,756	$1,740
Income taxes paid, net of refunds	$50	$53
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$296	$99
Dividends payable	$2,137	$1,583

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2021	2020
In-scope of Topic 606:
Service charges on deposit accounts	$97	$96
ATM fees	101	95
Overdraft fees	228	344
Safe deposit box rental	27	29
Loan related service fees	245	100
Debit card fees	492	344
Fiduciary activities	160	153
Commissions on mutual funds and annuities	36	38
Other income	154	132
Noninterest Income (in-scope of Topic 606)	1,540	1,331
Out-of-scope of Topic 606:
Net realized gains on sales of securities	21	38
Loan servicing fees	25	21
Gains on sales of loans	29	56
Earnings on and proceeds from bank-owned life insurance	374	208
Noninterest Income (out-of-scope of Topic 606)	449	323
Total Noninterest Income	$1,989	$1,654

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2021	2020
Weighted average shares outstanding	8,227	6,330
Less: Unvested restricted shares	(37)	(36)
Basic EPS weighted average shares outstanding	8,190	6,294
Basic EPS weighted average shares outstanding	8,190	6,294
Add: Dilutive effect of stock options and restricted shares	24	29
Diluted EPS weighted average shares outstanding	8,214	6,323

For the three month period ended March 31, 2021, there were 114,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $26.61 per share as of March 31, 2021.

As of March 31, 2020, there were 82,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $26.70 per share on March 31, 2020.

4.           Stock-Based Compensation

No awards were granted during the three-month period ended March 31, 2021. As of March 31, 2021, there was $160,000 of total unrecognized compensation cost related to non-vested options granted in 2020 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2021. Compensation costs related to stock options amounted to $54,000 and $51,000 during the three-month periods ended March 31, 2021 and 2020, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2021 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2021	215,970	$25.73	6.0	Yrs.	$743
Granted	—	—	—		—
Exercised	(3,750)	19.03	2.6		28
Forfeited	(2,250)	33.72	7.7		—
Outstanding at March 31, 2021	209,970	$25.76	5.8	Yrs.	$758
Exercisable at March 31, 2021	176,220	$25.54	5.1	Yrs.	$758

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $26.61 per share as of March 31, 2021 and $26.17 per share as of December 31, 2020.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2021 and 2020 is as follows:

	2021		2020
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	39,135	$30.72	36,195	$36.23
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(3,900)	30.86	—	—
Non-vested, March 31,	35,235	$30.71	36,195	$36.23

The expected future compensation expense relating to the 35,235 shares of non-vested restricted stock outstanding as of March 31, 2021 is $998,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $84,000 during the three-month periods ended March 31, 2021 and 2020.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2021 and 2020:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive loss before reclassification	(3,081)
Amount reclassified from accumulated other comprehensive income	(17)
Total other comprehensive loss	(3,098)
Balance as of March 31, 2021	$2,021

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,120
Amount reclassified from accumulated other comprehensive income	(30)
Total other comprehensive income	3,090
Balance as of March 31, 2020	$4,277

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2021 and 2020:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	March 31,		Statements
Details about other comprehensive income	2021	2020	of Income
Unrealized gains on available for sale securities	$21	$38	Net realized gains on sales of securities
Tax effect	(4)	(8)	Income tax expense
	$17	$30

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2021	2020
Commitments to grant loans	$82,444	$55,036
Unfunded commitments under lines of credit	136,710	68,530
Standby letters of credit	5,606	4,065
	$224,760	$127,631

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2021 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$3,998	$—	$(196)	$3,802
States and political subdivisions	96,126	1,910	(1,275)	96,761
Corporate obligations	3,000	—	—	3,000
Mortgage-backed securities-
government sponsored entities	170,837	2,193	(1,369)	171,661
Total debt securities	$273,961	$4,103	$(2,840)	$275,224

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$3,998	$-	$(29)	$3,969
States and political subdivisions	70,672	2,419	-	73,091
Corporate obligations	3,019	13	-	3,032
Mortgage-backed securities-government
sponsored entities	143,712	2,809	(27)	146,494
Total debt securities	$221,401	$5,241	$(56)	$226,586

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,802	$(196)	$-	$-	$3,802	$(196)
States and political subdivisions	36,046	(1,275)	-	-	36,046	(1,275)
Mortgage-backed securities-government sponsored entities	72,241	(1,369)	-	-	72,241	(1,369)
	$112,089	$(2,840)	$-	$-	$112,089	$(2,840)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,969	$(29)	$-	$-	$3,969	$(29)
Mortgage-backed securities-government sponsored entities	4,980	(27)	-	-	4,980	(27)
	$8,949	$(56)	$-	$-	$8,949	$(56)

At March 31, 2021, the Company had 53 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2021.

Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,948	$4,961
Due after one year through five years	9,093	9,393
Due after five years through ten years	18,288	18,137
Due after ten years	70,795	71,072
	103,124	103,563
Mortgage-backed securities-government sponsored entities	170,837	171,661
	$273,961	$275,224

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2021	2020
Gross realized gains	$21	$38
Gross realized losses	—	—
Net realized gain	$21	$38
Proceeds from sales of securities	$1,127	$8,224

Securities with a carrying value of $259,532,000 and $199,361,000 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2021		December 31, 2020
Real Estate Loans:
Residential	$261,450	18.4%	$263,127	18.6%
Commercial	581,329	40.8	579,104	41.0
Agricultural	64,954	4.6	66,334	4.7
Construction	20,237	1.4	21,005	1.5
Commercial loans	302,431	21.2	283,741	20.1
Other agricultural loans	40,122	2.8	40,929	2.9
Consumer loans to individuals	153,805	10.8	158,049	11.2
Total loans	1,424,328	100.0%	1,412,289	100.0%
Deferred fees, net	(2,760)		(1,557)
Total loans receivable	1,421,568		1,410,732
Allowance for loan losses	(14,509)		(13,150)
Net loans receivable	$1,407,059		$1,397,582

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of March 31, 2021 and December 31, 2020, the Company had outstanding principal balances of $119.3 million and $95.0 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of March 31, 2021, $30.0 million of PPP loans have been forgiven. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $3.6 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2021	December 31, 2020
Outstanding Balance	$15,204	$15,570
Carrying Amount	$9,165	$9,281

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

Changes in the accretable yield for purchased credit impaired loans for the three-months ended March 31, 2021 and 2020, were as follows (in thousands):

	2021	2020
Balance at beginning of period	$1,365	$—
Additions	—	—
Accretion	(176)	—
Reclassification and other	43	—
Balance at end of period	$1,232	$—

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, foreclosed real estate owned totaled $844,000 and $965,000, respectively. During the three months ended March 31, 2021, there were no additions to the foreclosed real estate category. The Company disposed of a parcel of the one property that was previously transferred to foreclosed real estate owned with a carrying value of $121,000 through the sale of the property. As of March 31, 2021, the Company has initiated formal foreclosure proceedings on five properties classified as consumer residential mortgages with an aggregate carrying value of $1,061,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
March 31, 2021	(In thousands)
Individually evaluated for impairment	$—	$2,586	$—	$—	$163	$—	$—	$2,749
Loans acquired with deteriorated credit quality	582	3,966	2,006	198	240	2,173	—	9,165
Collectively evaluated for impairment	260,868	574,777	62,948	20,039	302,028	37,949	153,805	1,412,414
Total Loans	$261,450	$581,329	$64,954	$20,237	$302,431	$40,122	$153,805	$1,424,328

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2020
Individually evaluated for impairment	$-	$2,582	$—	$-	$80	$—	$-	$2,662
Loans acquired with deteriorated credit quality	591	3,995	2,043	194	246	2,212	-	9,281
Collectively evaluated for impairment	262,536	572,527	64,291	20,811	283,415	38,717	158,049	1,400,346
Total Loans	$263,127	$579,104	$66,334	$21,005	$283,741	$40,929	$158,049	$1,412,289

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$2,586	$3,238	$—
Commercial Loans	125	125	—
Subtotal	$2,711	$3,363	$—
With an allowance recorded:
Commercial Loans	$38	$38	$38
Subtotal	$38	$38	$38
Total:
Real Estate Loans:
Commercial	$2,586	3,238	$—
Commercial Loans	163	163	38
Total Impaired Loans	$2,749	$3,401	$38

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2020		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$2,582	$3,234	$—
Commercial Loans	80	80	—
Subtotal	2,662	3,314	—
With an allowance recorded:
Real Estate Loans
Commercial	—	—	—
Subtotal	—	—	—
Total:
Real Estate Loans:
Commercial	2,582	3,234	—
Commercial Loans	80	80	—
Total Impaired Loans	$2,662	$3,314	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended March 31, 2021 and 2020, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
Real Estate Loans:
Commercial	$2,566	$2,098	$1	$3
Commercial Loans	122	—	—	—
Total	$2,688	$2,098	$1	$3

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of March 31, 2021 and December 31, 2020, troubled debt restructured loans totaled $75,000, with no specific reserve. For the three-month period ended March 31, 2021 and 2020, there were no new loans identified as troubled debt restructurings. During 2020, the Company recognized a charge-off $20,000 on a loan that was previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of March 31, 2021 and December 31, 2020 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2021
Commercial real estate loans	$568,817	$6,207	$6,305	$—	$581,329
Real estate - agricultural	60,967	1,123	2,864	—	64,954
Commercial loans	301,648	395	388	—	302,431
Other agricultural loans	36,523	1,300	2,299	—	40,122
Total	$967,955	$9,025	$11,856	$—	$988,836

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2020
Commercial real estate loans	$566,418	$6,346	$6,340	$—	$579,104
Real estate - agricultural	58,322	5,111	2,901	—	66,334
Commercial loans	282,915	437	389	—	283,741
Other agricultural loans	35,772	2,786	2,371	—	40,929
Total	$943,427	$14,680	$12,001	$—	$970,108

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2021 and December 31, 2020 (in thousands):

	Performing	Nonperforming	Total
March 31, 2021
Residential real estate loans	$261,033	$417	$261,450
Construction	20,237	—	20,237
Consumer loans to individuals	153,684	121	153,805
Total	$434,954	$538	$435,492

	Performing	Nonperforming	Total
December 31, 2020
Residential real estate loans	$262,556	$571	$263,127
Construction	21,005	—	21,005
Consumer loans to individuals	157,864	185	158,049
Total	$441,425	$756	$442,181

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
March 31, 2021
Real Estate loans
Residential	$259,978	$413	$60	$-	$417	$890	$582	$261,450
Commercial	575,207	518	-	-	1,638	2,156	3,966	581,329
Agricultural	62,176	96	-	-	676	772	2,006	64,954
Construction	20,039	-	-	-	-	-	198	20,237
Commercial loans	300,486	1,667	-	-	38	1,705	240	302,431
Other agricultural loans	37,587	54		-	308	362	2,173	40,122
Consumer loans	153,460	141	83	-	121	345	-	153,805
Total	$1,408,933	$2,889	$143	$-	$3,198	$6,230	$9,165	$1,424,328

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
December 31, 2020
Real Estate loans
Residential	$261,406	$355	$204	$-	$571	$1,130	$591	$263,127
Commercial	573,376	59	-	-	1,674	1,733	3,995	579,104
Agricultural	63,615	-	-		676	676	2,043	66,334
Construction	20,811	-	-	-	-	-	194	21,005
Commercial loans	282,374	1,009	90	-	22	1,121	246	283,741
Other agricultural loans	38,454	-	-		263	263	2,212	40,929
Consumer loans	157,538	233	93	-	185	511	-	158,049
Total	$1,397,574	$1,656	$387	$-	$3,391	$5,434	$9,281	$1,412,289

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of March 31, 2021, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2020. This increase is due primarily to an increase in the qualitative factors related to Lending Management and External Factors resulting from the resignation of the Company’s Chief Lending Officer. As of March 31, 2021, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries and to recognize risk related to loans that have been granted deferral of payments due to COVID-19. At March 31, 2021, the allowance for loan losses includes $2.3 million of COVID related factors. The 2021 allowance for loan losses excludes growth in Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Charge Offs	(5)	—	—	(60)	(103)	(168)
Recoveries	2	4	—	8	13	27
Provision for loan losses	167	1,076	(28)	97	188	1,500
Ending balance, March 31, 2021	$2,124	$9,084	$122	$1,405	$1,774	$14,509
Ending balance individually evaluated for impairment	$—	$—	$—	$38	$—	$38
Ending balance collectively evaluated for impairment	$2,124	$9,084	$122	$1,367	$1,774	$14,471

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(1)	(33)	—	—	(116)	(150)
Recoveries	2	4	—	10	13	29
Provision for loan losses	91	257	(8)	105	255	700
Ending balance, March 31, 2020	$1,644	$4,915	$87	$1,064	$1,378	$9,088
Ending balance individually evaluated for impairment	$—	$392	$—	$—	$—	$392
Ending balance collectively evaluated for impairment	$1,644	$4,523	$87	$1,064	$1,378	$8,696

The Company’s primary business activity as of March 31, 2021 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of March 31, 2021, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $130.9 million of loans outstanding, or 9.2% of total loans outstanding, and residential rentals with loans outstanding of $115.6 million, or 8.1% of loans outstanding. During 2021, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the three-month periods ending March 31, 2021 and 2020, amounted to $147,000 and $140,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2021.

Operating
Weighted-average remaining term	12.0
Weighted-average discount rate	3.14%

The following table presents the undiscounted cash flows due related to operating leases as of March 31, 2021, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2021	$421
2022	545
2023	534
2024	544
2025	561
2026 and thereafter	3,319
Total undiscounted cash flows	5,924
Discount on cash flows	(1,041)
Total lease liabilities	$4,883

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s 2020 Form 10-K.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Government agencies	$3,802	$-	$3,802	$-
States and political subdivisions	96,761	-	96,761	-
Corporate obligations	3,000	-	3,000	-
Mortgage-backed securities-government
sponsored entities	171,661	-	171,661	-
Interest rate derivatives	334	-	334	-

LIABILITIES
Interest rate derivatives	334	-	334	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2020	(In thousands)
ASSETS
Available for Sale:
U.S. Government agencies	$3,969	$-	$3,969	$-
States and political subdivisions	73,091		73,091
Corporate obligations	3,032	-	3,032	-
Mortgage-backed securities-government
sponsored entities	146,494	-	146,494	-
Interest rate derivatives	276	-	276	-

LIABILITIES
Interest rate derivatives	276	-	276	-

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

Interest rate derivatives:

The fair value of interest rate derivatives is based on settlement values adjusted for credit risks associated with the counter parties and the Company and observable market interest rate curves.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2021 and December 31, 2020 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2021
Impaired Loans	$2,711	$-	$-	$2,711
Foreclosed Real Estate Owned	844	-	-	844
December 31, 2020
Impaired Loans	$2,662	$-	$-	$2,662
Foreclosed Real Estate Owned	965	-	-	965

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2021, the fair value investment in impaired loans was $2,711,000 which included five loan relationships that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan, and two loan relationships with a value of $38,000 that required a specific reserve of $38,000. As of March 31, 2021, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $652,000 over the life of the loans.

As of December 31, 2020, the fair value investment in impaired loans totaled $2,662,000 which included six loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2020, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $652,000 over the life of the loans. There were no loan relationships which required a valuation allowance.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2021
Impaired loans	$2,711	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100% (10.13%)
Foreclosed real estate owned	$844	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$2,662	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.59% (9.75%)
			Probability of default	0%
Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2021 and December 31, 2020. (In thousands)

	Fair Value Measurements at March 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$210,499	$210,499	$210,499	$-	$-
Loans receivable, net	1,407,059	1,491,879	-	-	1,491,879
Mortgage servicing rights	317	476	-	-	476
Regulatory stock (1)	4,043	4,043	4,043	-	-
Bank owned life insurance (1)	39,471	39,471	39,471	-	-
Accrued interest receivable (1)	6,317	6,317	6,317	-	-
Financial liabilities:
Deposits	1,685,188	1,689,827	1,130,880	-	558,947
Short-term borrowings (1)	72,917	72,917	72,917	-	-
Other borrowings	39,366	40,026	-	-	40,026
Accrued interest payable (1)	1,370	1,370	1,370	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,693	$111,693	$111,693	$-	$-
Loans receivable, net	1,397,582	1,493,480	-	-	1,493,480
Mortgage servicing rights	337	476	-	-	476
Regulatory stock (1)	3,981	3,981	3,981	-	-
Bank owned life insurance (1)	39,608	39,608	39,608	-	-
Accrued interest receivable (1)	6,232	6,232	6,232	-	-
Financial liabilities:
Deposits	1,535,385	1,540,661	1,001,555	-	539,106
Short-term borrowings (1)	63,303	63,303	63,303	-	-
Other borrowings	42,459	43,452	-	-	43,452
Accrued interest payable (1)	1,601	1,601	1,601	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2021 and December 31, 2020, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of March 31, 2021 and December 31, 2020 was $334,000 and $276,000, respectively.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2021	December 31, 2020	Interest Rate Paid	Interest Rate Received	March 31, 2021	December 31, 2020
Customer interest rate swap

Maturing November, 2030	$7,135	$7,222	1 month LIBOR + Margin	Fixed	$206	$165
Maturing December, 2030	4,738	4,800	1 month LIBOR + Margin	Fixed	128	111

Total	$11,873	$12,022			$334	$276

Third party interest rate swap

Maturing November, 2030	$7,135	$7,222	Fixed	1 month LIBOR + Margin	$206	$165
Maturing December, 2030	4,738	4,800	Fixed	1 month LIBOR + Margin	128	111

Total	$11,873	$12,022			$334	$276

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2021
Interest rate derivatives	Other assets	$334	Other liabilities	$334

December 31, 2020
Interest rate derivatives	Other assets	276	Other liabilities	276

12.           New and Recently Adopted Accounting Pronouncements

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

13.           Acquisition of UpState New York Bancorp, Inc. and USNY Bank.

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

The allocation of purchase consideration related to the Merger is considered preliminary, primarily with respect to certain tax-related assets and liabilities. Subsequent to the closing date of the acquisition, final tax returns were prepared and filed for UpState, which are expected to result in tax refunds, which relate to the operations of UpState and USNY Bank.

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

The Company recorded goodwill and other intangibles associated with the acquisition of UpState New York Bancorp, Inc. totaling $17,959,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the three months ended March 31, 2021. The carrying amount of the goodwill at March 31, 2021 related to the UpState acquisition was $17,959,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the three months ended March 31, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2021 was $409,000 with $56,000 accumulated amortization as of that date.

As of March 31, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2021	$71
2022	63
2023	56
2024	48
2025	41
After five years	93
$372

14.           Risks and Uncertainties

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of March 31, 2021, the Company has approved over 1,700 applications for $149.2 million of loans since the inception of the PPP.

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

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) January 1, 2022. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at March 31, 2021.

The following table presents a summary of loans that were granted forbearance by type of loan since the inception of the CARES Act through March 31, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	121	$10,883
Commercial	388	218,984
Agricultural	16	5,267
Construction	24	4,125
Commercial, financial and agricultural	190	23,801
Other agricultural loans	—	—
Consumer loans to individuals	489	11,130
Total	1,228	$274,190

The following table presents a summary of loans that remain in forbearance by type of loan as of March 31, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	8	$1,234
Commercial	47	31,080
Agricultural	2	428
Construction	3	7,240
Commercial, financial and agricultural	35	1,560
Other agricultural loans	—	—
Consumer loans to individuals	16	249
Total	111	$41,791

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2020 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at March 31, 2021 and December 31, 2020 represent temporary impairment of the securities, related to changes in interest rates.

In connection with acquisitions, the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired in purchase transactions, at its fair value at the date of acquisition. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Company or the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss.

Changes in Financial Condition

General

Total assets as of March 31, 2021 were $2.010 billion compared to $1.852 billion as of December 31, 2020. The increase was due primarily to a $97.8 million increase in interest-bearing deposits with banks resulting from deposit growth related to economic stimulus programs.

Securities

The fair value of securities available for sale as of March 31, 2021 was $275.2 million compared to $226.6 million as of December 31, 2020. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
U.S. Government agencies	$3,802	1.4%	$3,969	1.8%
States and political subdivisions	96,761	35.2	73,091	32.3
Corporate obligations	3,000	1.1	3,032	1.3
Mortgage-backed securities-
government sponsored entities	171,661	62.3	146,494	64.6
Total	$275,224	100.0%	$226,586	100.0%

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

Loans

Loans receivable totaled $1.422 billion at March 31, 2021 compared to $1.411 billion as of December 31, 2020. The loan growth recorded during the first three months of 2021 includes a $24.2 million increase in PPP loans. Organic loan growth for the three-month period ended March 31, 2021 was negatively impacted by the effects of the COVID-19 pandemic as social distancing constraints and business closures resulted in a significant slowing of new loan originations.

The allowance for loan losses totaled $14,509,000 as of March 31, 2021, and represented 1.02% of total loans outstanding, compared to $13,150,000, or 0.93% of total loans, at December 31, 2020. The Company had net charge-offs for the three months ended March 31, 2021 of $141,000 compared to $121,000 in the corresponding period in 2020. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2021 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at March 31, 2021 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, that might be incurred in the future.

As of March 31, 2021, non-performing loans totaled $3,198,000 or 0.22% of total loans compared to $3,391,000, or 0.24%, of total loans at December 31, 2020. At March 31, 2021, non-performing assets totaled $4.0 million, or 0.20%, of total assets, compared to $4.4 million, or 0.24%, of total assets at December 31, 2020.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$417	$571
Commercial	1,638	1,674
Agricultural	676	676
Construction	—	—
Commercial and financial loans	38	22
Other agricultural loans	308	263
Consumer loans to individuals	121	185
Total non-accrual loans *	3,198	3,391
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	3,198	3,391
Foreclosed real estate	844	965
Total non-performing assets	$4,042	$4,356

Purchased credit impaired loans (a)	$9,165	$9,281

Allowance for loans losses	$14,509	$13,150

Coverage of non-performing loans (a) (b)	454% %	388% %
Non-performing loans to total loans(a)	0.22%	0.24%
Non-performing loans to total assets(a)	0.16%	0.18%
Non-performing assets to total assets(a)	0.20%	0.24%

*Includes non-accrual TDRs of $75,000 as of March 31, 2021 and $75,000 as of December 31, 2020. There were no accruing TDRs as of March 31, 2021 or as of December 31, 2020.

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

Since the inception of the CARES Act, over 1,200 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $274.2 million. In accordance with interagency guidance and the CARES Act issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. As of March 31, 2021, 111 loans with an outstanding balance of $41.8 million remain in forbearance.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Deposits

During the three-month period ended March 31, 2021, total deposits increased $149.8 million due primarily to the impact from the PPP and other economic stimulus programs.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020
Non-interest bearing demand	$415,395	$359,559
Interest-bearing demand	162,230	149,692
Money market deposit accounts	285,552	259,974
Savings	267,703	232,329
Time deposits <$100,000	174,948	180,316
Time deposits >$100,000	379,360	353,515
Total	$1,685,188	$1,535,385

Borrowings

Other borrowings as of March 31, 2021, totaled $39.4 million compared to $42.5 million as of December 31, 2020. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $9.6 million due to a $9.6 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2021	December 31, 2020
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.748%	$903	$1,126
Amortizing fixed rate borrowing due August 2022 at 1.94%	2,877	3,376
Amortizing fixed rate borrowing due October 2022 at 1.88%	2,615	3,021
Amortizing fixed rate borrowing due October 2023 at 3.24%	5,368	5,865
Amortizing fixed rate borrowing due December 2023 at 3.22%	2,849	3,096
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	7,014	7,616
Amortizing fixed rate borrowing due April 2024 at 0.91%	7,740	8,359
	$39,366	$42,459

Stockholders’ Equity and Capital Ratios

As of March 31, 2021, stockholders’ equity totaled $195.1 million, compared to $194.8 million as of December 31, 2020. The net change in stockholders’ equity included $5.5 million of net income, which was partially offset by $2.1 million of dividends declared. In addition, total equity decreased $3.1 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2021	December 31, 2020
Tier 1 Capital
(To average assets)	8.69%	8.71%
Tier 1 Capital
(To risk-weighted assets)	11.92%	11.65%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.92%	11.65%
Total Capital
(To risk-weighted assets)	12.98%	12.62%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2021.

Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $210.5 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $275.2 million which could be used for liquidity needs. This totals $485.7 million of liquidity and represents 24.2% of total assets compared to $338.3 million and 18.3% of total assets as of December 31, 2020. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2021 and December 31, 2020. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2021. There were no borrowings under this line as of March 31, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of March 31, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of March 31, 2021 and December 31, 2020.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $585,130,000 as of March 31, 2021, of which $39,366,000 was outstanding in the form of borrowings. As of December 31, 2020, the maximum borrowing capacity was $686,360,000, of which $42,459,000 of borrowings was outstanding. Additionally, as of March 31, 2021, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $204,550,000 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $165,500,000 outstanding in the form of Letters of Credit as of December 31, 2020. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 39. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$116,485	$43	0.15%	$4,616	$6	0.52%
Securities available for sale:
Taxable	191,695	769	1.60	146,414	795	2.17
Tax-exempt (1)	53,726	434	3.23	60,248	486	3.23
Total securities available for sale (1)	245,421	1,203	1.96	206,662	1,281	2.48
Loans receivable (1) (4) (5)	1,418,522	16,260	4.59	927,186	10,819	4.67
Total interest-earning assets	1,780,428	17,506	3.93	1,138,464	12,106	4.25
Non-interest earning assets:
Cash and due from banks	20,733			14,722
Allowance for loan losses	(13,868)			(8,601)
Other assets	115,896			85,521
Total non-interest earning assets	122,761			91,642
Total Assets	$1,903,189			$1,230,106
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$423,774	$220	0.21	$226,632	$150	0.26
Savings	246,663	35	0.06	166,504	22	0.05
Time	533,199	1,000	0.75	371,855	1,618	1.74
Total interest-bearing deposits	1,203,636	1,255	0.42	764,991	1,790	0.94
Short-term borrowings	64,277	69	0.43	44,892	111	0.99
Other borrowings	40,890	201	1.97	53,821	302	2.24
Total interest-bearing liabilities	1,308,803	1,525	0.47	863,704	2,203	1.02
Non-interest bearing liabilities:
Demand deposits	382,332			209,488
Other liabilities	14,811			15,952
Total non-interest bearing liabilities	397,143			225,440
Stockholders' equity	197,243			140,962
Total Liabilities and Stockholders' Equity	$1,903,189			$1,230,106
Net interest income/spread (tax equivalent basis)		15,981	3.46%		9,903	3.23%
Tax-equivalent basis adjustment		(205)			(238)
Net interest income		$15,776			$9,665
Net interest margin (tax equivalent basis)			3.59%			3.48%

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

	Increase/(Decrease)
	Three months ended March 31, 2021 Compared to
	Three months ended March 31, 2020
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$71	$(34)	$37
Securities available for sale:
Taxable	207	(233)	(26)
Tax-exempt securities	(52)	—	(52)
Total securities	155	(233)	(78)
Loans receivable	5,721	(280)	5,441
Total interest-earning assets	5,947	(547)	5,400
Interest-bearing liabilities:
Interest-bearing demand and money market	115	(45)	70
Savings	9	4	13
Time	370	(988)	(618)
Total interest-bearing deposits	494	(1,029)	(535)
Short-term borrowings	26	(68)	(42)
Other borrowings	(71)	(30)	(101)
Total interest-bearing liabilities	449	(1,127)	(678)
Net interest income (tax-equivalent basis)	$5,498	$580	$6,078

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2021 to March 31, 2020

General

For the three months ended March 31, 2021, net income totaled $5,542,000 compared to $3,079,000 earned in the similar period in 2020. The increase in net income for the three months ended March 31, 2021 was due primarily to a $6.1 million increase in net interest income which reflects the benefits realized from the acquisition of UpState. This increase was partially offset by an $800,000 increase in the provision for loan losses and a $2.4 million increase in other operating expenses. Earnings per share for the three-months ended March 31, 2021 were $0.68 per share for basic shares and $0.67 per share for fully diluted shares compared to $0.49 per share for basic shares and fully diluted shares for the three months ended March 31, 2020. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2021 were 1.18% and 11.39%, respectively, compared to 1.01% and 8.79%, respectively, for the same period in 2020.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2021 to March 31, 2020
Net income three months ended March 31, 2020	$3,079
Change due to:
Net interest income	6,111
Provision for loan losses	(800)
Net gains on sales of securities and loans	(44)
Earnings and proceeds on bank-owned life insurance policies	166
Other income	213
Salaries and employee benefits	(1,176)
Occupancy, furniture and equipment	(252)
Data processing related	(166)
FDIC insurance assessment	(181)
Professional fees	(322)
All other expenses	(296)
Income tax expense	(790)
Net income three months ended March 31, 2021	$5,542

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2021 totaled $15,981,000 which was $6,078,000 higher than the comparable period in 2020. The increase in net interest income was due primarily to a $5,441,000 increase in interest income (fte) on loans resulting from the acquisition of UpState. The fte net interest spread and net interest margin were 3.46% and 3.59%, respectively, for the three months ended March 31, 2021 compared to 3.23% and 3.48%, respectively, for the same period in 2020. The increase in the net interest spread reflects the growth in average interest-earning assets. See “Non-GAAP Financial Measures” above.

For the three-months ended March 31, 2021, interest income (fte) totaled $17,506,000 with a yield on average earning assets of 3.93% compared to $12,106,000 and 4.25% for the 2020 period. Average loans increased $491.3 million during the three-months ended March 31, 2021, over the comparable period of 2020, while average securities increased $38.8 million. Average earning assets totaled $1.780 billion for the three months ended March 31, 2021, an increase of $642.0 million over the average for the same period in 2020. All increases reflect growth resulting from the merger with UpState and growth in PPP loans. See “Non-GAAP Financial Measures” above.

Interest expense for the three months ended March 31, 2021 totaled $1,525,000 at an average cost of 0.47% compared to $2,203,000 and 1.02% for the same period in 2020. The decrease in average cost during the 2021 quarter reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding, decreased 0.99% during the period.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2021 was $1,500,000, compared to $700,000 for the three months ended March 31, 2020. The increased provision includes the increased risk related to the economic impact of the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $141,000 for the quarter ended March 31, 2021, compared to $121,000 for the similar period in 2020. At March 31, 2021, the allowance for loan losses represented 1.02% of loans receivable. Additionally, the allowance for loan losses represented 454% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $1,989,000 for the three months ended March 31, 2021, compared to $1,654,000 for the same period in 2020. The increase was due primarily to a $184,000 increase in service charges and fees. Net gains from the sale of securities totaled $21,000 for the three-months ended March 31, 2021, compared to $38,000 in the three-months ended March 31, 2020. Net gains on the sale of loans totaled $29,000 for the three-months ended March 31, 2021 compared to $56,000 in the three-months ended March 31, 2020.

Other Expense

Other expense for the three months ended March 31, 2021 totaled $9,452,000, which was $2,393,000 higher than the same period of 2020, due primarily to the costs associated with the operation of four community offices acquired in the UpState merger.

Income Tax Expense

Income tax expense totaled $1,271,000 for an effective tax rate of 18.7% for the period ended March 31, 2021 compared to $481,000 for an effective tax rate of 13.5% for the similar period in 2020. The increase in the effective tax rate in the 2021 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2021, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2021, the Company had a positive 90-day interest sensitivity gap of $182.5 million or 9.1% of total assets, compared to the $106.2 million interest sensitivity gap, or 5.7% of total assets, as of December 31, 2020. Rate-sensitive assets repricing within 90 days increased $90.4 million due to a $97.9 million increase in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days increased $14.2 million since year end due primarily to a $13.0 million increase in deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2021

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$190,135	$—	$—	$—	$190,135
Securities	22,613	42,993	68,668	140,950	275,224
Loans Receivable	217,337	290,860	461,911	451,460	1,421,568
Total RSA	$430,085	$333,853	$530,579	$592,410	$1,886,927
Non-maturity interest-bearing deposits	$114,609	$111,598	$295,401	$193,877	$715,485
Time Deposits	114,103	259,274	157,689	23,242	554,308
Borrowings	18,847	34,330	58,893	214	112,284
Total RSL	$247,559	$405,202	$511,983	$217,333	$1,382,077
Interest Sensitivity Gap	$182,526	$(71,349)	$18,596	$375,077	$504,850
Cumulative Gap	182,526	111,177	129,773	504,850
RSA/RSL-cumulative	173.73%	117.03%	111.14%	136.53%

December 31, 2020

Interest Sensitivity Gap	$106,233	$26,320	$649	$314,776	$447,978
Cumulative Gap	106,233	132,553	133,202	447,978
RSA/RSL-cumulative	145.5%	122.0%	112.4%	135.0%

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “Commission”) rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not Applicable.

(b) Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2021.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2021	—	$—	—	126,093
February 1 – 28, 2021	—	—	—	126,093
March 1 – 31, 2021	—	—	—	126,093
Total	—	$—	—	126,093

*On March 30, 2021, the Company announced a share repurchase program for up to approximately 5% of the Company’s outstanding shares of common stock, or approximately 400,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. Both repurchase programs are currently in effect.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp. (1)
3(ii)	Bylaws of Norwood Financial Corp.
4.0	Specimen Stock Certificate of Norwood Financial Corp. (2)
10.1	Employment Agreement with Lewis J. Critelli (3)
10.2	Change in Control Severance Agreement with William S. Lance(3)
10.3	Change in Control Severance Agreement with Robert J. Mancuso(4)
10.4	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.6	Salary Continuation Agreement between the Bank and John H. Sanders (7)
10.7	2006 Stock Option Plan (8)
10.8	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (9)
10.9	First and Second Amendments to Salary Continuation Agreement with John H. Sanders (9)
10.10	Change In Control Severance Agreement with James F. Burke(10)
10.11	2014 Equity Incentive Plan, as amended(11)
10.12	Addendum to Change in Control Severance Agreement with William S. Lance (12)
10.13	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and James F. Burke (6)
10.16	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp., Wayne Bank, and John F. Carmody(13)
10.17	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp., Wayne Bank and William S. Lance(13)
10.18	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp., Wayne Bank and Robert J. Mancuso(13)
10.19	Salary Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (14)
10.20	First Amendment to Salary Continuation Agreement with John F. Carmody
10.21	Wayne Bank Executive Annual Incentive Plan (15)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(1)Incorporated by reference into this document from Exhibit 3(i) to the Company’s Form 10-K filed with the Commission on March 13, 2020.

(2)Incorporated herein by reference into this document from the identically numbered Exhibits to the Company’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(3)Incorporated by reference into this document from the identically numbered exhibits to the Company’s Form 10-K filed with the Commission on March 15, 2010.

(4)Incorporated by reference into this document from Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 14, 2013, File No. 0-28364.

(5)Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 23, 2000.

(6)Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017. James F. Burke resigned effective February 8, 2021.

(7)Incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-K filed with the Commission on March 22, 2004.

(8)Incorporated by reference to this document from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.

(9)Incorporated herein by reference from Exhibit 10.1 and 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2006.

(10)Incorporated by reference from Exhibit 10.13 to the Company’s Form 10-Q filed with the Commission on November 7, 2013. James F. Burke resigned effective February 8, 2021

(11)Incorporated by reference to Exhibit 10.1 to Post-Effective No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.

(12)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2015.

(13)Incorporated by reference into this document from the exhibits to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018.

(14)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).

(15)Incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 13, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: May 7, 2021	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)