Form 10-Q
period 2021-06-30
NORWOOD FINANCIAL CORP
filed 2021-08-06
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2021
Common stock, par value $0.10 per share	8,224,383

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$34,831	$19,445
Interest-bearing deposits with banks	170,342	92,248
Cash and cash equivalents	205,173	111,693
Securities available for sale, at fair value	333,636	226,586
Loans receivable	1,386,654	1,410,732
Less: Allowance for loan losses	15,340	13,150
Net loans receivable	1,371,314	1,397,582
Regulatory stock, at cost	4,084	3,981
Bank premises and equipment, net	17,298	17,814
Bank owned life insurance	39,665	39,608
Accrued interest receivable	6,190	6,232
Foreclosed real estate owned	844	965
Goodwill	29,266	29,290
Other intangibles	461	530
Other assets	17,633	17,583
TOTAL ASSETS	$2,025,564	$1,851,864
LIABILITIES
Deposits:
Non-interest bearing demand	$435,824	$359,559
Interest-bearing	1,253,117	1,175,826
Total deposits	1,688,941	1,535,385
Short-term borrowings	83,599	63,303
Other borrowings	36,259	42,459
Accrued interest payable	1,462	1,601
Other liabilities	14,804	14,331
TOTAL LIABILITIES	1,825,065	1,657,079
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2021: 8,245,301 shares, 2020: 8,236,331 shares	825	824
Surplus	95,951	95,388
Retained earnings	100,818	93,796
Treasury stock at cost: 2021: 21,568 shares; 2020: 10,263 shares	(656)	(342)
Accumulated other comprehensive income	3,561	5,119
TOTAL STOCKHOLDERS’ EQUITY	200,499	194,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,025,564	$1,851,864

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$16,102	$10,767	$32,248	$21,450
Securities	1,356	1,063	2,468	2,242
Other	59	19	102	25
Total interest income	17,517	11,849	34,818	23,717
INTEREST EXPENSE
Deposits	1,205	1,630	2,459	3,420
Short-term borrowings	73	73	142	184
Other borrowings	186	279	388	581
Total interest expense	1,464	1,982	2,989	4,185
NET INTEREST INCOME	16,053	9,867	31,829	19,532
PROVISION FOR LOAN LOSSES	1,500	1,300	3,000	2,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,553	8,567	28,829	17,532
OTHER INCOME
Service charges and fees	1,532	837	2,782	1,901
Income from fiduciary activities	181	175	341	328
Net realized gains on sales of securities	—	—	21	38
Gain on sale of loans, net	109	65	138	121
Earnings and proceeds on bank owned life insurance	194	212	568	420
Other	171	103	326	239
Total other income	2,187	1,392	4,176	3,047
OTHER EXPENSES
Salaries and employee benefits	5,171	3,289	10,125	7,065
Occupancy, furniture & equipment, net	1,186	906	2,406	1,875
Data processing and related operations	562	466	1,166	903
Taxes, other than income	229	214	534	427
Professional fees	343	225	883	443
Federal Deposit Insurance Corporation insurance	154	42	335	42
Foreclosed real estate	13	(2)	42	14
Amortization of intangibles	34	21	69	44
Merger related	—	1,597	—	1,597
Other	1,800	1,334	3,384	2,742
Total other expenses	9,492	8,092	18,944	15,152
INCOME BEFORE INCOME TAXES	7,248	1,867	14,061	5,427
INCOME TAX EXPENSE	1,493	379	2,765	860
NET INCOME	$5,755	$1,488	$11,296	$4,567
BASIC EARNINGS PER SHARE	$0.70	$0.24	$1.38	$0.73
DILUTED EARNINGS PER SHARE	$0.70	$0.24	$1.38	$0.73

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2021	2020
Net income	$5,755	$1,488
Other comprehensive income:
Investment securities available for sale:
Unrealized holding gain	1,949	640
Tax effect	(409)	(135)
Reclassification of investment securities gains
recognized in net income	—	—
Tax effect	—	—
Other comprehensive income	1,540	505
Comprehensive Income	$7,295	$1,993

	Six Months Ended
	June 30,
	2021	2020
Net income	$11,296	$4,567
Other comprehensive income
Investment securities available for sale:
Unrealized holding (loss) gain	(1,952)	4,590
Tax effect	411	(965)
Reclassification of investment securities gains
recognized in net income	(21)	(38)
Tax effect	4	8
Other comprehensive (loss) income	(1,558)	3,595
Comprehensive Income	$9,738	$8,162

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2021 and 2020

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	11,296	-	-	-	11,296
Other comprehensive loss	-	-	-	-	-	-	(1,558)	(1,558)
Cash dividends declared ($0.52 per share)	-	-	-	(4,274)	-	-	-	(4,274)
Acquisition of treasury stock	-	-	-	-	7,405	(194)	-	(194)
Compensation expense related to restricted stock	-	-	287	-	3,900	(120)	-	167
Stock options exercised	8,970	1	169	-	-	-	-	170
Compensation expense related to stock options	-	-	107	-	-	-	-	107
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	-	-	-	4,567	-	-	-	4,567
Other comprehensive income	-	-	-	-	-	-	3,595	3,595
Cash dividends declared ($0.50 per share)	-	-	-	(3,164)	-	-	-	(3,164)
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to restricted stock	-	-	167	-	-	-	-	167
Stock options exercised	2,005	-	38	-	-	-	-	38
Compensation expense related to stock options	-	-	102	-	-	-	-	102
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2021 and 2020

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2021	8,240,081	$824	$95,717	$97,201	21,568	$(656)	$2,021	$195,107
Net Income	-	-	-	5,755	-	-	-	5,755
Other comprehensive loss	-	-	-	-	-	-	1,540	1,540
Cash dividends declared ($0.26 per share)	-	-	-	(2,138)	-	-	-	(2,138)
Compensation expense related to restricted stock	-	-	84	-	-	-	-	84
Stock options exercised	5,220	1	97	-	-	-	-	98
Compensation expense related to stock options	-	-	53	-	-	-	-	53
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, March 31, 2020	6,342,568	$634	$49,644	$88,032	12,007	$(400)	$4,277	$142,187
Net Income	-	-	-	1,488	-	-	-	1,488
Other comprehensive income	-	-	-	-	-	-	505	505
Cash dividends declared ($0.25 per share)	-	-	-	(1,581)	-	-	-	(1,581)
Compensation expense related to restricted stock	-	-	83	-	-	-	-	83
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to stock options	-	-	51	-	-	-	-	51
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$11,296	$4,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	2,000
Depreciation	748	562
Amortization of intangible assets	69	44
Deferred income taxes	362	(477)
Net amortization of securities premiums and discounts	749	613
Net realized gain on sales of securities	(21)	(38)
Earnings and proceeds on life insurance policies	(568)	(420)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(21)	(18)
Net gain on sale of loans	(138)	(121)
Loans originated for sale	(7,316)	(3,108)
Proceeds from sale of loans originated for sale	7,454	3,183
Compensation expense related to stock options	107	102
Compensation expense related to restricted stock	167	167
Decrease (increase) in accrued interest receivable	42	(664)
(Decrease) increase in accrued interest payable	(139)	394
Other, net	(959)	(6,234)
Net cash provided by operating activities	14,832	552
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,127	8,224
Proceeds from maturities and principal reductions on mortgage-backed securities	35,057	26,368
Purchases	(145,935)	(17,145)
Purchase of regulatory stock	(2,188)	(2,685)
Redemption of regulatory stock	2,085	3,852
Net decrease (increase) in loans	24,984	(64,286)
Proceeds from bank-owned life insurance policies	511	—
Purchase of premises and equipment	(374)	(374)
Proceeds from sales of bank premises and fixed assets	158	—
Proceeds from sales of foreclosed real estate owned	126	609
Net cash used in investing activities	(84,449)	(45,437)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	153,299	128,709
Net increase (decrease) in short-term borrowings	20,296	(7,052)
Repayments of other borrowings	(6,200)	(15,615)
Proceeds from other borrowings	—	10,000
Stock options exercised	170	38
Purchase of treasury stock	(194)	(69)
Cash dividends paid	(4,274)	(3,165)
Net cash provided by financing activities	163,097	112,846
Increase in cash and cash equivalents	93,480	67,961
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,693	15,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$205,173	$83,376

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,128	$3,791
Income taxes paid, net of refunds	$3,441	$93
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$408	$161
Dividends payable	$2,138	$1,581

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2021	2020
In-scope of Topic 606:
Service charges on deposit accounts	$98	$89
ATM fees	107	104
Overdraft fees	230	148
Safe deposit box rental	25	24
Loan related service fees	404	82
Debit card fees	586	369
Fiduciary activities	181	175
Commissions on mutual funds and annuities	29	26
Other income	171	103
Noninterest Income (in-scope of Topic 606)	1,831	1,120
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	—
Loan servicing fees	53	(5)
Gains on sales of loans	109	65
Earnings on and proceeds from bank-owned life insurance	194	212
Noninterest Income (out-of-scope of Topic 606)	356	272
Total Noninterest Income	$2,187	$1,392

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2021	2020
In-scope of Topic 606:
Service charges on deposit accounts	$195	$185
ATM fees	207	199
Overdraft fees	458	491
Safe deposit box rental	53	54
Loan related service fees	649	182
Debit card fees	1,078	710
Fiduciary activities	341	328
Commissions on mutual funds and annuities	64	64
Other income	326	239
Noninterest Income (in-scope of Topic 606)	3,371	2,452
Out-of-scope of Topic 606:
Net realized gains on sales of securities	21	38
Loan servicing fees	78	16
Gains on sales of loans	138	121
Earnings on and proceeds from bank-owned life insurance	568	420
Noninterest Income (out-of-scope of Topic 606)	805	595
Total Noninterest Income	$4,176	$3,047

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding	8,219	6,329	8,223	6,329
Less: Unvested restricted shares	(35)	(36)	(37)	(36)
Basic EPS weighted average shares outstanding	8,184	6,293	8,186	6,293
Basic EPS weighted average shares outstanding	8,184	6,293	8,186	6,293
Add: Dilutive effect of stock options and restricted shares	21	24	22	24
Diluted EPS weighted average shares outstanding	8,205	6,317	8,208	6,317

For the three and six month periods ended June 30, 2021, there were 115,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $26.00 per share as of June 30, 2021.

For the three and six month periods ended June 30, 2020, there were 82,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $24.79 per share as of June 30, 2020.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2021, 1,000 stock options were granted at a price of $26.35 per share. As of June 30, 2021, there was $107,000 of total unrecognized compensation cost related to non-vested options granted in 2020 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2021. Compensation costs related to stock options amounted to $107,000 and $102,000 during the six-month periods ended June 30, 2021 and 2020, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2021 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2021	215,970	$25.73	6.0	Yrs.	$743
Granted	1,000	26.35	10.0
Exercised	(8,970)	18.91	2.4
Forfeited	(2,250)	33.72	7.7
Outstanding at June 30, 2021	205,750	$25.94	5.7	Yrs.	$662
Exercisable at June 30, 2021	171,000	$25.75	4.9	Yrs.	$662

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $26.00 per share as of June 30, 2021 and $26.17 per share as of December 31, 2020.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2021 and 2020 is as follows:

	2021		2020
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	39,135	$30.72	36,195	$36.23
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(3,900)	30.86	—	—
Non-vested, June 30,	35,235	$30.71	36,195	$36.23

The expected future compensation expense relating to the 35,235 shares of non-vested restricted stock outstanding as of June 30, 2021 is $914,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $167,000 and $167,000 during the six-month periods ended June 30, 2021 and 2020, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and six months ended June 30, 2021 and 2020:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive loss before reclassification	(1,541)
Amount reclassified from accumulated other comprehensive income	(17)
Total other comprehensive loss	(1,558)
Balance as of June 30, 2021	$3,561

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,625
Amount reclassified from accumulated other comprehensive income	(30)
Total other comprehensive income	3,595
Balance as of June 30, 2020	$4,782

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2021	$2,021
Other comprehensive loss before reclassification	1,540
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	1,540
Balance as of June 30, 2021	$3,561

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2020	$4,277
Other comprehensive income before reclassification	505
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive income	505
Balance as of June 30, 2020	$4,782

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2021 and 2020:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	June 30,		Statements
Details about other comprehensive income	2021	2020	of Income
Unrealized gains on available for sale securities	$—	$—	Net realized gains on sales of securities
Tax effect	—	—	Income tax expense
	$—	$—

	Six months ended
	June 30,
	2021	2020
Unrealized gains on available for sale securities	$21	$38	Net realized gains on sales of securities
Tax effect	(4)	(8)	Income tax expense
	$17	$30

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2021	2020
Commitments to grant loans	$80,647	$61,826
Unfunded commitments under lines of credit	131,309	78,092
Standby letters of credit	5,820	4,065
	$217,776	$143,983

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2021 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$10,079	$33	$—	$10,112
U.S. Government agencies	11,187	81	(127)	11,141
States and political subdivisions	106,109	2,559	(382)	108,286
Mortgage-backed securities-
government sponsored entities	203,048	2,210	(1,161)	204,097
Total debt securities	$330,423	$4,883	$(1,670)	$333,636

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$3,998	$-	$(29)	$3,969
States and political subdivisions	70,672	2,419	-	73,091
Corporate obligations	3,019	13	-	3,032
Mortgage-backed securities-government
sponsored entities	143,712	2,809	(27)	146,494
Total debt securities	$221,401	$5,241	$(56)	$226,586

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,871	$(127)	$-	$-	$3,871	$(127)
States and political subdivisions	32,086	(382)	-	-	32,086	(382)
Mortgage-backed securities-government sponsored entities	97,540	(1,161)	-	-	97,540	(1,161)
	$133,497	$(1,670)	$-	$-	$133,497	$(1,670)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,969	$(29)	$-	$-	$3,969	$(29)
Mortgage-backed securities-government sponsored entities	4,980	(27)	-	-	4,980	(27)
	$8,949	$(56)	$-	$-	$8,949	$(56)

At June 30, 2021, the Company had 59 debt securities in an unrealized loss position in the less than twelve months category and no debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2021. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,459	$1,465
Due after one year through five years	10,544	10,884
Due after five years through ten years	35,105	35,221
Due after ten years	80,267	81,969
	127,375	129,539
Mortgage-backed securities-government sponsored entities	203,048	204,097
	$330,423	$333,636

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Gross realized gains	$—	$—	$21	$38
Gross realized losses	—	—	—	—
Net realized gain	$—	$—	$21	$38
Proceeds from sales of securities	$—	$—	$1,127	$8,224

Securities with a carrying value of $286,324,000 and $199,361,000 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2021		December 31, 2020
Real Estate Loans:
Residential	$258,130	18.6%	$263,127	18.6%
Commercial	597,906	43.0	579,104	41.0
Agricultural	64,245	4.6	66,334	4.7
Construction	21,839	1.6	21,005	1.5
Commercial loans	250,872	18.1	283,741	20.1
Other agricultural loans	41,836	3.0	40,929	2.9
Consumer loans to individuals	154,792	11.1	158,049	11.2
Total loans	1,389,620	100.0%	1,412,289	100.0%
Deferred fees, net	(2,966)		(1,557)
Total loans receivable	1,386,654		1,410,732
Allowance for loan losses	(15,340)		(13,150)
Net loans receivable	$1,371,314		$1,397,582

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2021 and December 31, 2020, the Company had outstanding principal balances of $74.2 million and $95.0 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of June 30, 2021, $77.6 million of PPP loans have been forgiven. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $4.3 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2021	December 31, 2020
Outstanding Balance	$13,526	$15,570
Carrying Amount	$8,398	$9,281

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

Changes in the accretable yield for purchased credit impaired loans for the six-months ended June 30, 2021 and 2020, were as follows (in thousands):

	2021	2020
Balance at beginning of period	$1,365	$—
Additions	—	—
Accretion	(357)	—
Reclassification and other	11	—
Balance at end of period	$1,019	$—

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, foreclosed real estate owned totaled $844,000 and $965,000, respectively. During the six months ended June 30, 2021, there were no additions to the foreclosed real estate category. The Company disposed of a parcel of the one property that was previously transferred to foreclosed real estate owned with a carrying value of $121,000 through the sale of the property. As of June 30, 2021, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $489,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
June 30, 2021	(In thousands)
Individually evaluated for impairment	$—	$1,206	$858	$—	$20	$125	$—	$2,209
Loans acquired with deteriorated credit quality	572	3,460	1,906	202	131	2,127	—	8,398
Collectively evaluated for impairment	257,558	593,240	61,481	21,637	250,721	39,584	154,792	1,379,013
Total Loans	$258,130	$597,906	$64,245	$21,839	$250,872	$41,836	$154,792	$1,389,620

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2020
Individually evaluated for impairment	$-	$2,582	$—	$-	$80	$—	$-	$2,662
Loans acquired with deteriorated credit quality	591	3,995	2,043	194	246	2,212	-	9,281
Collectively evaluated for impairment	262,536	572,527	64,291	20,811	283,415	38,717	158,049	1,400,346
Total Loans	$263,127	$579,104	$66,334	$21,005	$283,741	$40,929	$158,049	$1,412,289

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,206	$2,078	$—
Agriculture	858	858
Commercial Loans	20	20	—
Other agricultural loans	125	125	—
Subtotal	$2,209	$3,081	$—
Total:
Real Estate Loans:
Commercial	$1,206	$2,078	$—
Agriculture	858	858
Commercial Loans	20	20	—
Other agricultural loans	125	125	—
Total Impaired Loans	$2,209	$3,081	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2020		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$2,582	$3,234	$—
Commercial Loans	80	80	—
Subtotal	2,662	3,314	—
Total:
Real Estate Loans:
Commercial	2,582	3,234	—
Commercial Loans	80	80	—
Total Impaired Loans	$2,662	$3,314	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2021 and 2020, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
Real Estate Loans:
Commercial	$1,467	$2,094	$—	$3
Agriculture	858	—	—	—
Commercial Loans	29	—	—	—
Other agricultural loans	125	—	—	—
Total	$2,479	$2,094	$—	$3

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2021 and 2020, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
Real Estate Loans:
Commercial	$1,541	$2,096	$1	$6
Agriculture	858	—	—	—
Commercial Loans	19	—	—	—
Other agricultural loans	110	—	—	—
Total	$2,528	$2,096	$1	$6

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of June 30, 2021 and December 31, 2020, troubled debt restructured loans totaled $0 and $75,000, respectively, with no specific reserve. For the six-month period ended June 30, 2021 and 2020, there were no new loans identified as troubled debt restructurings. During 2020, the Company recognized a charge-off $20,000 on a loan that was previously identified as a troubled debt restructuring.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of June 30, 2021 and December 31, 2020 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2021
Commercial real estate loans	$586,338	$6,302	$5,266	$—	$597,906
Real estate - agricultural	61,415	66	2,764	—	64,245
Commercial loans	250,388	229	255	—	250,872
Other agricultural loans	38,007	272	3,557	—	41,836
Total	$936,148	$6,869	$11,842	$—	$954,859

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2020
Commercial real estate loans	$566,418	$6,346	$6,340	$—	$579,104
Real estate - agricultural	58,322	5,111	2,901	—	66,334
Commercial loans	282,915	437	389	—	283,741
Other agricultural loans	35,772	2,786	2,371	—	40,929
Total	$943,427	$14,680	$12,001	$—	$970,108

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2021 and December 31, 2020 (in thousands):

	Performing	Nonperforming	Total
June 30, 2021
Residential real estate loans	$257,644	$486	$258,130
Construction	21,839	—	21,839
Consumer loans to individuals	154,609	183	154,792
Total	$434,092	$669	$434,761

	Performing	Nonperforming	Total
December 31, 2020
Residential real estate loans	$262,556	$571	$263,127
Construction	21,005	—	21,005
Consumer loans to individuals	157,864	185	158,049
Total	$441,425	$756	$442,181

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
June 30, 2021
Real Estate loans
Residential	$256,368	$350	$354	$-	$486	$1,190	$572	$258,130
Commercial	592,870	253	205	-	1,118	1,576	3,460	597,906
Agricultural	61,663	-	-	-	676	676	1,906	64,245
Construction	21,637	-	-	-	-	-	202	21,839
Commercial loans	249,414	105	53	-	1,169	1,327	131	250,872
Other agricultural loans	39,020	381		-	308	689	2,127	41,836
Consumer loans	154,437	166	6	-	183	355	-	154,792
Total	$1,375,409	$1,255	$618	$-	$3,940	$5,813	$8,398	$1,389,620

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
December 31, 2020
Real Estate loans
Residential	$261,406	$355	$204	$-	$571	$1,130	$591	$263,127
Commercial	573,376	59	-	-	1,674	1,733	3,995	579,104
Agricultural	63,615	-	-		676	676	2,043	66,334
Construction	20,811	-	-	-	-	-	194	21,005
Commercial loans	282,374	1,009	90	-	22	1,121	246	283,741
Other agricultural loans	38,454	-	-		263	263	2,212	40,929
Consumer loans	157,538	233	93	-	185	511	-	158,049
Total	$1,397,574	$1,656	$387	$-	$3,391	$5,434	$9,281	$1,412,289

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of June 30, 2021, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2020. This increase is due primarily to an increase in the qualitative factors related to Lending Management and External Factors resulting from the resignation of the Company’s Chief Lending Officer. As of June 30, 2021, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries and to recognize risk related to loans that have been granted deferral of payments due to COVID-19. At June 30, 2021, the allowance for loan losses includes $2.3 million of COVID related factors. The 2021 allowance for loan losses excludes growth in Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Charge Offs	(5)	(439)	—	(174)	(261)	(879)
Recoveries	5	10	—	24	30	69
Provision for loan losses	273	2,005	(13)	293	442	3,000
Ending balance, June 30, 2021	$2,233	$9,580	$137	$1,503	$1,887	$15,340
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$2,233	$9,580	$137	$1,503	$1,887	$15,340

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2021	$2,124	$9,084	$122	$1,405	$1,774	$14,509
Charge Offs	-	(439)	-	(114)	(158)	(711)
Recoveries	3	6	-	16	17	42
Provision for loan losses	106	929	15	196	254	1,500
Ending balance, June 30, 2021	$2,233	$9,580	$137	$1,503	$1,887	$15,340

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(1)	(33)	—	(18)	(192)	(244)
Recoveries	3	6	—	18	20	47
Provision for loan losses	98	1,419	(9)	127	365	2,000
Ending balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312
Ending balance individually evaluated for impairment	$—	$392	$—	$—	$—	$392
Ending balance collectively evaluated for impairment	$1,652	$5,687	$86	$1,076	$1,419	$9,920

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, March 31, 2020	$1,644	$4,915	$87	$1,064	$1,378	$9,088
Charge Offs	—	—	—	(18)	(76)	(94)
Recoveries	1	2	—	8	7	18
Provision for loan losses	7	1,162	(1)	22	110	1,300
Ending balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312

The Company’s primary business activity as of June 30, 2021 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.

As of June 30, 2021, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $136.6 million of loans outstanding, or 9.8% of total loans outstanding, and residential rentals with loans outstanding of $118.4 million, or 8.5% of loans outstanding. During 2021, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the six-month periods ending June 30, 2021 and 2020, amounted to $294,000 and $280,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2021.

Operating
Weighted-average remaining term	11.8
Weighted-average discount rate	3.08%

The following table presents the undiscounted cash flows due related to operating leases as of June 30, 2021, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2021	$281
2022	546
2023	534
2024	544
2025	561
2026 and thereafter	3,319
Total undiscounted cash flows	5,785
Discount on cash flows	(1,003)
Total lease liabilities	$4,782

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$10,112	$-	$10,112	$-
U.S. Government agencies	11,141		11,141
States and political subdivisions	108,286	-	108,286	-
Mortgage-backed securities-government
sponsored entities	204,097	-	204,097	-
Interest rate derivatives	98	-	98	-

LIABILITIES
Interest rate derivatives	98	-	98	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2020	(In thousands)
ASSETS
Available for Sale:
U.S. Government agencies	$3,969	$-	$3,969	$-
States and political subdivisions	73,091		73,091
Corporate obligations	3,032	-	3,032	-
Mortgage-backed securities-government
sponsored entities	146,494	-	146,494	-
Interest rate derivatives	276	-	276	-

LIABILITIES
Interest rate derivatives	276	-	276	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2021
Impaired Loans	$2,209	$-	$-	$2,209
Foreclosed Real Estate Owned	844	-	-	844
December 31, 2020
Impaired Loans	$2,662	$-	$-	$2,662
Foreclosed Real Estate Owned	965	-	-	965

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2021, the fair value investment in impaired loans was $2,209,000 which included six loan relationships that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of June 30, 2021, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $872,000 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2021
Impaired loans	$2,209	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00%-10.00% (10.00%)
Foreclosed real estate owned	$844	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$2,662	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.59% (9.75%)

Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2021 and December 31, 2020. (In thousands)

	Fair Value Measurements at June 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$205,173	$205,173	$205,173	$-	$-
Loans receivable, net	1,371,314	1,454,066	-	-	1,454,066
Mortgage servicing rights	327	479	-	-	479
Regulatory stock (1)	4,084	4,084	4,084	-	-
Bank owned life insurance (1)	39,665	39,665	39,665	-	-
Accrued interest receivable (1)	6,190	6,190	6,190	-	-
Financial liabilities:
Deposits	1,688,941	1,692,942	1,178,113	-	514,829
Short-term borrowings (1)	83,599	83,599	83,599	-	-
Other borrowings	36,259	36,828	-	-	36,828
Accrued interest payable (1)	1,462	1,462	1,462	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,693	$111,693	$111,693	$-	$-
Loans receivable, net	1,397,582	1,493,480	-	-	1,493,480
Mortgage servicing rights	337	476	-	-	476
Regulatory stock (1)	3,981	3,981	3,981	-	-
Bank owned life insurance (1)	39,608	39,608	39,608	-	-
Accrued interest receivable (1)	6,232	6,232	6,232	-	-
Financial liabilities:
Deposits	1,535,385	1,540,661	1,001,555	-	539,106
Short-term borrowings (1)	63,303	63,303	63,303	-	-
Other borrowings	42,459	43,452	-	-	43,452
Accrued interest payable (1)	1,601	1,601	1,601	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2021 and December 31, 2020, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2021 and December 31, 2020 was $98,000 and $276,000, respectively.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2021	December 31, 2020	Interest Rate Paid	Interest Rate Received	June 30, 2021	December 31, 2020
Customer interest rate swap

Maturing November, 2030	$7,049	$7,222	1 month LIBOR + Margin	Fixed	$61	$165
Maturing December, 2030	4,677	4,800	1 month LIBOR + Margin	Fixed	37	111

Total	$11,726	$12,022			$98	$276

Third party interest rate swap

Maturing November, 2030	$7,049	$7,222	Fixed	1 month LIBOR + Margin	$61	$165
Maturing December, 2030	4,677	4,800	Fixed	1 month LIBOR + Margin	37	111

Total	$11,726	$12,022			$98	$276

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2021
Interest rate derivatives	Other assets	$98	Other liabilities	$98

December 31, 2020
Interest rate derivatives	Other assets	276	Other liabilities	276

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

In March 2021, the FASB issued ASU 2021-03, Intangibles – Goodwill and Other (Topic 350), which provides private companies and not-for-profit entities with an accounting alternative to elect not to monitor for goodwill impairment-triggering events during the reporting period and, instead, to evaluate the facts and circumstances as of the end of the reporting period to determine whether it is more likely than not that goodwill is impaired. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842. This Update is not expected to have a significant impact on the Company’s financial statements.

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

The allocation of purchase consideration related to the Merger was considered preliminary, primarily with respect to certain tax-related assets and liabilities. Subsequent to the closing date of the acquisition, final tax returns were prepared and filed for UpState, which are expected to result in tax refunds, which relate to the operations of UpState and USNY Bank.

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

Adjustments to preliminary allocations related to certain tax-related assets and liabilities occurred in the fourth quarter of 2020. The change to provisional amounts resulted in a reduction in goodwill of $923,000 and no impact to results of operations during the fourth quarter. During the second quarter of 2021, the Company recorded final measurement period adjustments to goodwill which resulted in a $24,000 decrease, net, in the carrying value. The final adjustments were related to tax-related assets and liabilities and an unrecorded liability. The adjustments had no impact on the results of operations.

The following table summarizes the purchase of UpState as of July 7, 2020:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
UpState common shares settled for stock	1,987,206
Exchange Ratio	0.9390
Norwood Financial Corp shares issued	1,865,738
Value assigned to each Norwood Financial Corp common share	$24.30
Purchase price assigned to UpState common shares		$45,337
exchanged for Norwood Financial Corp shares

Purchase Price Consideration - Cash for Common Stock
UpState shares exchanged for cash, excluding fractional shares	220,794
Purchase price paid to each UpState common share exchanged for cash	$33.33
Purchase price assigned to UpState common shares exchanged for cash		$7,359
Purchase price additional cash consideration per share		1,479
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$54,181

Net Assets Acquired:

UpState shareholders' equity	$44,803
UpState goodwill and intangibles	-
Total tangible equity	44,803

Adjustments to reflect assets acquired at fair value:
Investments	(112)
Loans
Interest rate	3,982
General credit	(10,529)
Specific credit - non-amortizing	(5,213)
Specific credit - amortizing	(1,724)
Core deposit intangible	409
Deferred loan fees	(812)
Premises and equipment	(1,211)
Allowance for loan and lease losses	5,982
Deferred tax assets	3,730
Other	(48)

Adjustments to reflect liabilities acquired at fair value:
Deposits	(3,011)

Net assets acquired		36,246
Goodwill resulting from merger		$17,935

The following condensed statement reflects the values assigned to UpState net assets as of the acquisition date:

(In Thousands)

Total purchase price		$54,181

Net assets acquired:
Cash	$24,037
Securities available for sale	13,836
Loans	405,221
Premises and equipment, net	4,318
Regulatory stock	2,487
Accrued interest receivable	1,426
Core deposit intangible	564
Other assets	5,398
Deposits	(414,370)
Accrued interest payable	(175)
Other liabilities	(6,496)
Total identifiable net assets acquired		36,246

Goodwill resulting from UpState Merger		$17,935

The Company recorded goodwill associated with the acquisition of UpState totaling $17,935,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the six months ended June 30, 2021.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the six months ended June 30, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2021 was $409,000 with $74,000 accumulated amortization as of that date.

As of June 30, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2021	$34
2022	63
2023	56
2024	48
2025	41
After five years	93
$335

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of June 30, 2021, the Company has approved over 1,800 applications for $151.6 million of loans since the inception of the PPP.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) January 1, 2022. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at June 30, 2021.

The following table presents a summary of loans that were granted forbearance by type of loan since the inception of the CARES Act through June 30, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	121	$10,883
Commercial	388	218,984
Agricultural	16	5,267
Construction	24	4,125
Commercial, financial and agricultural	190	23,801
Other agricultural loans	—	—
Consumer loans to individuals	493	11,196
Total	1,232	$274,256

The following table presents a summary of loans that remain in forbearance by type of loan as of June 30, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	—	$—
Commercial	2	724
Agricultural	—	—
Construction	—	—
Commercial, financial and agricultural	3	197
Other agricultural loans	—	—
Consumer loans to individuals	7	94
Total	12	$1,015

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at June 30, 2021 and December 31, 2020 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of June 30, 2021 were $2.026 billion compared to $1.852 billion as of December 31, 2020. The increase was due primarily to a $107.0 million increase in securities available-for-sale and a $78.1 million increase in interest-bearing deposits with banks. Both increases resulted from deposit growth related to economic stimulus programs.

Securities

The fair value of securities available for sale as of June 30, 2021 was $333.6 million compared to $226.6 million as of December 31, 2020. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
U.S. Treasury securities	$10,112	3.0%	$—	—%
U.S. Government agencies	11,141	3.3	3,969	1.8
States and political subdivisions	108,286	32.5	73,091	32.3
Corporate obligations	—	—	3,032	1.3
Mortgage-backed securities-
government sponsored entities	204,097	61.2	146,494	64.6
Total	$333,636	100.0%	$226,586	100.0%

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

Loans

Loans receivable totaled $1.387 billion at June 30, 2021 compared to $1.411 billion as of December 31, 2020. The $24.1 million decrease recorded during the first six months of 2021 includes a $20.8 million reduction in PPP loans due to loan forgiveness. Organic loan growth for the six-month period ended June 30, 2021 resulted in a $3.3 million reduction in total loans. Commercial real estate loans increased $18.8 million during the six-month period ended June 30, 2021, but this was offset by limited growth or reductions in other loan categories. The Company also sold $7.3 million of residential mortgage loans during the six-month period ended June 30, 2021.

The allowance for loan losses totaled $15,340,000 as of June 30, 2021, and represented 1.11% of total loans outstanding, compared to $13,150,000, or 0.93% of total loans, at December 31, 2020. The Company had net charge-offs for the six months ended June 30, 2021 of $810,000 compared to $197,000 in the corresponding period in 2020. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2021 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at June 30, 2021 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2021, non-performing loans totaled $3,940,000 or 0.28% of total loans compared to $3,391,000, or 0.24%, of total loans at December 31, 2020. At June 30, 2021, non-performing assets totaled $4,784,000 million, or 0.24%, of total assets, compared to $4,356,000, or 0.24%, of total assets at December 31, 2020.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$486	$571
Commercial	1,118	1,674
Agricultural	676	676
Construction	—	—
Commercial and financial loans	1,169	22
Other agricultural loans	308	263
Consumer loans to individuals	183	185
Total non-accrual loans *	3,940	3,391
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	3,940	3,391
Foreclosed real estate	844	965
Total non-performing assets	$4,784	$4,356

Purchased credit impaired loans (a)	$8,398	$9,281

Allowance for loans losses	$15,340	$13,150

Coverage of non-performing loans (a) (b)	389% %	388% %
Non-performing loans to total loans(a)	0.28%	0.24%
Non-performing loans to total assets(a)	0.19%	0.18%
Non-performing assets to total assets(a)	0.24%	0.24%

*Includes non-accrual TDRs of $0 as of June 30, 2021 and $75,000 as of December 31, 2020. There were no accruing TDRs as of June 30, 2021 or as of December 31, 2020.

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

Since the inception of the CARES Act, over 1,200 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $274.3 million. In accordance with interagency guidance and the CARES Act issued in March 2020, these short-term deferrals are not considered troubled debt restructurings (“TDRs”) unless the borrower was previously experiencing financial difficulty. As of June 30, 2021, twelve loans with an outstanding balance of $1.0 million remain in forbearance.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Deposits

During the six-month period ended June 30, 2021, total deposits increased $153.6 million due primarily to the impact from the PPP and other economic stimulus programs.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020
Non-interest bearing demand	$435,824	$359,559
Interest-bearing demand	184,265	149,692
Money market deposit accounts	291,224	259,974
Savings	266,800	232,329
Time deposits <$100,000	169,894	180,316
Time deposits >$100,000	340,934	353,515
Total	$1,688,941	$1,535,385

Borrowings

Other borrowings as of June 30, 2021, totaled $36.3 million compared to $42.5 million as of December 31, 2020. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $20.3 million due to a $20.3 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2021	December 31, 2020
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.748%	$679	$1,126
Amortizing fixed rate borrowing due August 2022 at 1.94%	2,375	3,376
Amortizing fixed rate borrowing due October 2022 at 1.88%	2,207	3,021
Amortizing fixed rate borrowing due October 2023 at 3.24%	4,868	5,865
Amortizing fixed rate borrowing due December 2023 at 3.22%	2,601	3,096
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	6,408	7,616
Amortizing fixed rate borrowing due April 2024 at 0.91%	7,121	8,359
	$36,259	$42,459

Stockholders’ Equity and Capital Ratios

As of June 30, 2021, stockholders’ equity totaled $200.5 million, compared to $194.8 million as of December 31, 2020. The net change in stockholders’ equity included $11.3 million of net income, which was partially offset by $4.3 million of dividends declared. In addition, total equity decreased $1.6 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2021	December 31, 2020
Tier 1 Capital
(To average assets)	8.41%	8.71%
Tier 1 Capital
(To risk-weighted assets)	12.06%	11.65%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.06%	11.65%
Total Capital
(To risk-weighted assets)	13.17%	12.62%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2021.

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $205.2 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $333.6 million which could be used for liquidity needs. This totals $538.8 million of liquidity and represents 26.6% of total assets compared to $338.3 million and 18.3% of total assets as of December 31, 2020. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2021 and December 31, 2020. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2022. There were no borrowings under this line as of June 30, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of June 30, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of June 30, 2021 and December 31, 2020.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $586,850,000 as of June 30, 2021, of which $36,259,000 was outstanding in the form of borrowings. As of December 31, 2020, the maximum borrowing capacity was $686,360,000, of which $42,459,000 of borrowings was outstanding. Additionally, as of June 30, 2021, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $169,916,000 as collateral for specific municipal deposits.

These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $165,500,000 outstanding in the form of Letters of Credit as of December 31, 2020. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on pages 44 and 48. Fully taxable equivalent interest income and net interest income is also reflected in the tables on pages 45 and 49. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$176,530	$59	0.13%	$71,626	$19	0.11%
Securities available for sale:
Taxable	247,611	966	1.56	139,431	701	2.01
Tax-exempt (1)	64,084	494	3.08	54,264	458	3.38
Total securities available for sale (1)	311,695	1,460	1.87	193,695	1,159	2.39
Loans receivable (1) (4) (5)	1,401,890	16,208	4.62	977,358	10,892	4.46
Total interest-earning assets	1,890,115	17,727	3.75	1,242,679	12,070	3.89
Non-interest earning assets:
Cash and due from banks	22,455			15,493
Allowance for loan losses	(15,143)			(9,566)
Other assets	114,023			87,953
Total non-interest earning assets	121,335			93,880
Total Assets	$2,011,450			$1,336,559
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$461,221	$214	0.19	$245,096	$126	0.21
Savings	266,832	41	0.06	187,236	25	0.05
Time	532,939	950	0.71	371,847	1,479	1.59
Total interest-bearing deposits	1,260,992	1,205	0.38	804,179	1,630	0.81
Short-term borrowings	77,592	73	0.38	61,415	73	0.48
Other borrowings	37,787	186	1.98	54,666	279	2.04
Total interest-bearing liabilities	1,376,371	1,464	0.43	920,260	1,982	0.86
Non-interest bearing liabilities:
Demand deposits	421,499			255,671
Other liabilities	14,459			17,156
Total non-interest bearing liabilities	435,958			272,827
Stockholders' equity	199,121			143,472
Total Liabilities and Stockholders' Equity	$2,011,450			$1,336,559
Net interest income/spread (tax equivalent basis)		16,263	3.32%		10,088	3.03%
Tax-equivalent basis adjustment		(210)			(221)
Net interest income		$16,053			$9,867
Net interest margin (tax equivalent basis)			3.44%			3.25%

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

	Increase/(Decrease)
	Three months ended June 30, 2021 Compared to
	Three months ended June 30, 2020
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$32	$8	$40
Securities available for sale:
Taxable	495	(230)	265
Tax-exempt securities	81	(45)	36
Total securities	576	(275)	301
Loans receivable	4,770	546	5,316
Total interest-earning assets	5,378	279	5,657
Interest-bearing liabilities:
Interest-bearing demand and money market	109	(21)	88
Savings	10	6	16
Time	355	(884)	(529)
Total interest-bearing deposits	474	(899)	(425)
Short-term borrowings	17	(17)	—
Other borrowings	(87)	(6)	(93)
Total interest-bearing liabilities	404	(922)	(518)
Net interest income (tax-equivalent basis)	$4,974	$1,201	$6,175

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2021 to June 30, 2020

General

For the three months ended June 30, 2021, net income totaled $5,755,000 compared to $1,488,000 earned in the similar period in 2020. The increase in net income for the three months ended June 30, 2021 was due primarily to a $6,186,000 increase in net interest income which reflects the benefits realized from the acquisition of UpState. This increase was partially offset by a $200,000 increase in the provision for loan losses and a $1.4 million increase in other operating expenses. Earnings per share for the three-months ended June 30, 2021 were $0.70 per share for basic shares and fully diluted shares compared to $0.24 per share for basic shares and fully diluted shares for the three months ended June 30, 2020. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2021 were 1.15% and 11.59%, respectively, compared to 0.45% and 4.17%, respectively, for the same period in 2020.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2021 to June 30, 2020
Net income three months ended June 30, 2020	$1,488
Change due to:
Net interest income	6,186
Provision for loan losses	(200)
Net gains on sales of securities and loans	44
Service charges and fees	695
Other income	56
Salaries and employee benefits	(1,882)
Occupancy, furniture and equipment	(280)
Data processing related	(96)
FDIC insurance assessment	(112)
Professional fees	(118)
Merger related	1,597
All other expenses	(509)
Income tax expense	(1,114)
Net income three months ended June 30, 2021	$5,755

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2021 totaled $16,263,000 which was $6,175,000 higher than the comparable period in 2020. The increase in net interest income was due primarily to a $5,316,000 increase in interest income (fte) on loans acquired in the acquisition of UpState. The fte net interest spread and net interest margin were 3.32% and 3.44%, respectively, for the three months ended June 30, 2021 compared to 3.03% and 3.25%, respectively, for the same period in 2020. The increase in the net interest spread reflects the growth in average interest-earning assets. See “Non-GAAP Financial Measures” above.

For the three-months ended June 30, 2021, interest income (fte) totaled $17,727,000 with a yield on average earning assets of 3.75% compared to $12,070,000 and 3.89% for the 2020 period. Average loans increased $424.5 million during the three-months ended June 30, 2021, over the comparable period of 2020, while average securities increased $118.0 million. Average earning assets totaled $1.890 billion for the three months ended June 30, 2021, an increase of $647.4 million over the average for the same period in 2020. All increases reflect asset growth resulting from the merger with UpState and growth in PPP loans. See “Non-GAAP Financial Measures” above.

Interest expense for the three months ended June 30, 2021 totaled $1,464,000 at an average cost of 0.43% compared to $1,982,000 and 0.86% for the same period in 2020. The decrease in interest expense during the three-months ended June 30, 2021 reflects the overall lower level of interest rates. The average cost of time deposits, which is the most significant component of funding costs, decreased 0.88% during the three months ended June 30, 2021.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2021 was $1,500,000, compared to $1,300,000 for the three months ended June 30, 2020. The increased provision includes the increased risk related to the economic impact of the

COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $669,000 for the quarter ended June 30, 2021, compared to $76,000 for the similar period in 2020. At June 30, 2021, the allowance for loan losses represented 1.11% of loans receivable. Additionally, the allowance for loan losses represented 389% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $2,187,000 for the three months ended June 30, 2021, compared to $1,392,000 for the same period in 2020. The increase was due primarily to a $695,000 increase in service charges and fees. Net gains on the sale of loans totaled $109,000 for the three months ended June 30, 2021 compared to $65,000 in the three months ended June 30, 2020.

Other Expense

Other expense for the three months ended June 30, 2021 totaled $9,492,000, which was $1,400,000 higher than the same period of 2020, due primarily to the costs associated with the operation of four community offices acquired in the UpState merger.

Income Tax Expense

Income tax expense totaled $1,493,000 for an effective tax rate of 20.6% for the three months ended June 30, 2021 compared to $379,000 for an effective tax rate of 20.3% for the three months ended June 30, 2020. The increase in the effective tax rate in the 2021 period reflects the increased level of taxable income.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$146,574	$102	0.14%	$38,121	$25	0.13%
Securities available for sale:
Taxable	219,807	1,735	1.58	142,922	1,496	2.09
Tax-exempt (1)	58,934	928	3.15	57,256	944	3.30
Total securities available for sale (1)	278,741	2,663	1.91	200,178	2,440	2.44
Loans receivable (1) (4) (5)	1,410,160	32,468	4.60	952,272	21,711	4.56
Total interest-earning assets	1,835,475	35,233	3.84	1,190,571	24,176	4.06
Non-interest earning assets:
Cash and due from banks	21,698			15,108
Allowance for loan losses	(14,509)			(9,084)
Other assets	114,954			86,737
Total non-interest earning assets	122,143			92,761
Total Assets	$1,957,618			$1,283,332
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$442,601	$434	0.20	$235,864	$276	0.23
Savings	256,803	76	0.06	176,870	47	0.05
Time	533,068	1,949	0.73	371,851	3,097	1.67
Total interest-bearing deposits	1,232,472	2,459	0.40	784,585	3,420	0.87
Short-term borrowings	70,971	142	0.40	53,153	184	0.69
Other borrowings	39,330	388	1.97	54,244	581	2.14
Total interest-bearing liabilities	1,342,773	2,989	0.45	891,982	4,185	0.94
Non-interest bearing liabilities:
Demand deposits	402,024			232,579
Other liabilities	14,634			16,554
Total non-interest bearing liabilities	416,658			249,133
Stockholders' equity	198,187			142,217
Total Liabilities and Stockholders' Equity	$1,957,618			$1,283,332
Net interest income/spread (tax equivalent basis)		32,244	3.39%		19,991	3.12%
Tax-equivalent basis adjustment		(415)			(459)
Net interest income		$31,829			$19,532
Net interest margin (tax equivalent basis)			3.51%			3.36%

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

	Increase/(Decrease)
	Six months ended June 30, 2021 Compared to
	Six months ended June 30, 2020
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$71	$6	$77
Securities available for sale:
Taxable	707	(468)	239
Tax-exempt securities	27	(43)	(16)
Total securities	734	(511)	223
Loans receivable	10,476	281	10,757
Total interest-earning assets	11,281	(224)	11,057
Interest-bearing liabilities:
Interest-bearing demand and money market	220	(62)	158
Savings	19	10	29
Time	732	(1,880)	(1,148)
Total interest-bearing deposits	971	(1,932)	(961)
Short-term borrowings	42	(84)	(42)
Other borrowings	(158)	(35)	(193)
Total interest-bearing liabilities	855	(2,051)	(1,196)
Net interest income (tax-equivalent basis)	$10,426	$1,827	$12,253

Comparison of Operating Results for the Six Months Ended June 30, 2021 to June 30, 2020

General

For the six months ended June 30, 2021, net income totaled $11,296,000 compared to $4,567,000 earned in the same period in 2020. The increase in net income for the six months ended June 30, 2021 was due primarily to a $12,297,000 million increase in net interest income which reflects the benefits realized from the acquisition of UpState. This increase was partially offset by a $1,000,000 increase in the provision for loan losses and a $3.8 million increase in other operating expenses. Earnings per share for the six months ended June 30, 2021 were $1.38 per share for basic shares and for fully diluted shares compared to $0.73 per share for basic shares and fully diluted shares for the six months ended June 30, 2020. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2021 were 1.16% and 11.49%, respectively, compared to 0.72% and 6.46%, respectively, for the same period in 2020.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2021 to June 30, 2020
Net income six months ended June 30, 2020	$4,567
Change due to:
Net interest income	12,297
Provision for loan losses	(1,000)
Service charges and fees	881
Net gains on sales	—
Earnings and proceeds on bank-owned life insurance	148
Other income	100
Salaries and employee benefits	(3,060)
Occupancy, furniture and equipment	(531)
Data processing related	(263)
Professional fees	(440)
FDIC insurance assessment	(293)
Merger related	1,597
All other expenses	(802)
Income tax expense	(1,905)
Net income six months ended June 30, 2021	$11,296

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2021 totaled $32,244,000 which was $12,253,000 higher than the comparable period in 2020. The increase in net interest income was due primarily to a $10,757,000 increase in interest income (fte) on loans resulting from the acquisition of UpState. The fte net interest spread and net interest margin were 3.39% and 3.51%, respectively, for the six months ended June 30, 2021 compared to 3.12% and 3.36%, respectively, for the same period in 2020. The increase in the net interest spread reflects the growth in average interest-earning assets. See “Non-GAAP Financial Measures” above.

For the six-months ended June 30, 2021, interest income (fte) totaled $35,233,000 with a yield on average earning assets of 3.84% compared to $24,176,000 and 4.06% for the 2020 period. Average loans increased $457.9 million during the six-months ended June 30, 2021, over the comparable period of 2020, while average securities increased $78.6 million. Average earning assets totaled $1.835 billion for the six months ended June 30, 2021, an increase of $644.9 million over the average for the same period in 2020. All increases reflect growth resulting from the merger with UpState and growth in PPP loans. See “Non-GAAP Financial Measures” above.

Interest expense for the six months ended June 30, 2021 totaled $2,989,000 at an average cost of 0.45% compared to $4,185,000 and 0.94% for the same period in 2020. The decrease in average cost during the 2021 quarter reflects the overall lower level of market interest rates. The average cost of time deposits, which is the most significant component of funding, decreased 0.94% during the period.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2021 was $3,000,000, compared to $2,000,000 for the six months ended June 30, 2020. The increased provision includes the increased risk related to the economic impact of the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $810,000 for the six months ended June 30, 2021, compared to $197,000 for the similar period in 2020. At June 30, 2021, the allowance for loan losses represented 1.11% of loans receivable. Additionally, the allowance for loan losses represented 389% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $4,176,000 for the six months ended June 30, 2021, compared to $3,047,000 for the same period in 2020. The increase was due primarily to an $881,000 increase in service charges and fees. Net gains from the sale of securities totaled $21,000 for the six-months ended June 30, 2021, compared to $38,000 in the six-months ended June 30, 2020. Net gains on the sale of loans totaled $138,000 for the six-months ended June 30, 2021 compared to $121,000 in the six-months ended June 30, 2020.

Income Tax Expense

Income tax expense totaled $2,765,000 for an effective tax rate of 19.7% for the six months ended June 30, 2021 compared to $860,000 for an effective tax rate of 15.8% for the six months ended June 30, 2020. The increase in the effective tax rate in the 2021 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2021, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2021, the Company had a positive 90-day interest sensitivity gap of $147.6 million or 7.3% of total assets, compared to the $106.2 million interest sensitivity gap, or 5.7% of total assets, as of December 31, 2020. Rate-sensitive assets repricing within 90 days increased $58.2 million due to a $77.6 million increase in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days increased $16.9 million since year end due primarily to a $12.2 million increase in deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2021

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$169,896	$—	$446	$—	$170,342
Securities	21,330	42,110	80,042	190,154	333,636
Loans Receivable	206,581	267,659	426,621	485,793	1,386,654
Total RSA	$397,807	$309,769	$507,109	$675,947	$1,890,632
Non-maturity interest-bearing deposits	$113,336	$116,208	$306,456	$206,289	$742,289
Time Deposits	115,691	226,288	144,696	24,153	510,828
Borrowings	21,221	37,502	61,135	—	119,858
Total RSL	$250,248	$379,998	$512,287	$230,442	$1,372,975
Interest Sensitivity Gap	$147,559	$(70,229)	$(5,178)	$445,505	$517,657
Cumulative Gap	147,559	77,330	72,152	517,657
RSA/RSL-cumulative	158.97%	112.27%	106.32%	137.70%

December 31, 2020

Interest Sensitivity Gap	$106,233	$26,320	$649	$314,776	$447,978
Cumulative Gap	106,233	132,553	133,202	447,978
RSA/RSL-cumulative	145.5%	122.0%	112.4%	135.0%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a) Unregistered Sales of Equity Securities. Not Applicable.

(b) Use of Proceeds. Not Applicable

(c) Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2021.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2021	—	$—	—	526,093
May 1 – 31, 2021	—	—	—	526,093
June 1 – 30, 2021	—	—	—	526,093
Total	—	$—	—	526,093

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (1)
3(ii)	Bylaws of Norwood Financial Corp(2)
4.0	Specimen Stock Certificate of Norwood Financial Corp (3)
10.20	First Amendment to Salary Continuation Agreement with John F. Carmody(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(2)Incorporated by reference from Exhibit 3(ii) to the Company’s Form 10-Q filed with the Commission on May 8, 2020.

(3)Incorporated herein by reference into this document from the identically numbered Exhibits to the Company’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

(4)Incorporated by reference from Exhibit 10.20 to the Company’s Form 10-Q filed with the Commission on May 7, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: August 6, 2021	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2021		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)