Form 10-Q
period 2021-09-30
NORWOOD FINANCIAL CORP
filed 2021-11-12
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2021
Common stock, par value $0.10 per share	8,176,424

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$28,353	$19,445
Interest-bearing deposits with banks	191,580	92,248
Cash and cash equivalents	219,933	111,693
Securities available for sale, at fair value	361,988	226,586
Loans receivable	1,371,002	1,410,732
Less: Allowance for loan losses	16,103	13,150
Net loans receivable	1,354,899	1,397,582
Regulatory stock, at cost	3,898	3,981
Bank premises and equipment, net	17,364	17,814
Bank owned life insurance	39,864	39,608
Accrued interest receivable	6,049	6,232
Foreclosed real estate owned	1,876	965
Goodwill	29,266	29,290
Other intangibles	434	530
Other assets	18,120	17,583
TOTAL ASSETS	$2,053,691	$1,851,864
LIABILITIES
Deposits:
Non-interest bearing demand	$442,534	$359,559
Interest-bearing	1,279,988	1,175,826
Total deposits	1,722,522	1,535,385
Short-term borrowings	78,246	63,303
Other borrowings	33,136	42,459
Accrued interest payable	1,341	1,601
Other liabilities	15,838	14,331
TOTAL LIABILITIES	1,851,083	1,657,079
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2021: 8,245,951 shares, 2020: 8,236,331 shares	825	824
Surplus	96,100	95,388
Retained earnings	105,668	93,796
Treasury stock at cost: 2021: 51,568 shares; 2020: 10,263 shares	(1,423)	(342)
Accumulated other comprehensive income	1,438	5,119
TOTAL STOCKHOLDERS’ EQUITY	202,608	194,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,053,691	$1,851,864

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$16,859	$16,260	$49,107	$37,711
Securities	1,468	1,031	3,936	3,272
Other	72	18	174	43
Total interest income	18,399	17,309	53,217	41,026
INTEREST EXPENSE
Deposits	1,167	1,676	3,627	5,096
Short-term borrowings	71	61	214	244
Other borrowings	172	242	559	824
Total interest expense	1,410	1,979	4,400	6,164
NET INTEREST INCOME	16,989	15,330	48,817	34,862
PROVISION FOR LOAN LOSSES	750	1,850	3,750	3,850
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,239	13,480	45,067	31,012
OTHER INCOME
Service charges and fees	1,485	1,301	4,268	3,201
Income from fiduciary activities	209	205	550	533
Net realized gains on sales of securities	35	33	56	71
Gain on sale of loans, net	39	164	177	285
Earnings and proceeds on bank owned life insurance	200	217	767	638
Other	160	152	486	391
Total other income	2,128	2,072	6,304	5,119
OTHER EXPENSES
Salaries and employee benefits	5,491	4,812	15,616	11,878
Occupancy, furniture & equipment, net	1,163	1,109	3,568	2,983
Data processing and related operations	594	746	1,760	1,649
Taxes, other than income	229	214	763	641
Professional fees	189	292	1,072	735
Federal Deposit Insurance Corporation insurance	177	144	512	186
Foreclosed real estate	(15)	31	27	44
Amortization of intangibles	28	35	96	79
Merger related	—	386	—	1,983
Other	1,736	1,611	5,122	4,353
Total other expenses	9,592	9,380	28,536	24,531
INCOME BEFORE INCOME TAXES	8,775	6,172	22,835	11,600
INCOME TAX EXPENSE	1,794	1,173	4,558	2,033
NET INCOME	$6,981	$4,999	$18,277	$9,567
BASIC EARNINGS PER SHARE	$0.85	$0.62	$2.23	$1.39
DILUTED EARNINGS PER SHARE	$0.85	$0.62	$2.23	$1.39

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2021	2020
Net income	$6,981	$4,999
Other comprehensive income:
Investment securities available for sale:
Unrealized holding loss	(2,652)	(115)
Tax effect	557	24
Reclassification of investment securities gains
recognized in net income	(35)	(33)
Tax effect	7	7
Other comprehensive loss	(2,123)	(117)
Comprehensive Income	$4,858	$4,882

	Nine Months Ended
	September 30,
	2021	2020
Net income	$18,277	$9,567
Other comprehensive income
Investment securities available for sale:
Unrealized holding (loss) gain	(4,604)	4,474
Tax effect	967	(940)
Reclassification of investment securities gains
recognized in net income	(56)	(71)
Tax effect	12	15
Other comprehensive (loss) income	(3,681)	3,478
Comprehensive Income	$14,596	$13,045

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2021 and 2020

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	18,277	-	-	-	18,277
Other comprehensive loss	-	-	-	-	-	-	(3,681)	(3,681)
Cash dividends declared ($0.78 per share)	-	-	-	(6,405)	-	-	-	(6,405)
Acquisition of treasury stock	-	-	-	-	37,405	(961)	-	(961)
Compensation expense related to restricted stock	-	-	371	-	3,900	(120)	-	251
Stock options exercised	9,620	1	181	-	-	-	-	182
Compensation expense related to stock options	-	-	160	-	-	-	-	160
Balance, September 30, 2021	8,245,951	$825	$96,100	$105,668	51,568	$(1,423)	$1,438	$202,608

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, December 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	-	-	-	9,567	-	-	-	9,567
Other comprehensive income	-	-	-	-	-	-	3,478	3,478
Cash dividends declared ($0.75 per share)	-	-	-	(5,681)	-	-	-	(5,681)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151					45,337
Acquisition of treasury stock	-	-	-	-	1,771	(69)	-	(69)
Compensation expense related to restricted stock	-	-	250	-	-	-	-	250
Stock options exercised	4,681	1	83	-	-	-	-	84
Compensation expense related to stock options	-	-	153	-	-	-	-	153
Balance, September 30, 2020	8,210,982	$821	$95,108	$90,422	13,778	$(469)	$4,665	$190,547

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2021 and 2020

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499
Net Income	-	-	-	6,981	-	-	-	6,981
Other comprehensive loss	-	-	-	-	-	-	(2,123)	(2,123)
Cash dividends declared ($0.26 per share)	-	-	-	(2,131)	-	-	-	(2,131)
Acquisition of treasury stock	-	-	-	-	30,000	(767)	-	(767)
Compensation expense related to restricted stock	-	-	84	-	-	-	-	84
Stock options exercised	650	-	12	-	-	-	-	12
Compensation expense related to stock options	-	-	53	-	-	-	-	53
Balance, September 30, 2021	8,245,951	$825	$96,100	$105,668	51,568	$(1,423)	$1,438	$202,608

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, June 30, 2020	6,342,568	$634	$49,778	$87,939	13,778	$(469)	$4,782	$142,664
Net Income	-	-	-	4,999	-	-	-	4,999
Other comprehensive loss	-	-	-	-	-	-	(117)	(117)
Cash dividends declared ($0.25 per share)	-	-	-	(2,516)	-	-	-	(2,516)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151					45,337
Compensation expense related to restricted stock	-	-	83	-	-	-	-	83
Stock options exercised	2,676	1	45					46
Compensation expense related to stock options	-	-	51	-	-	-	-	51
Balance, September 30, 2020	8,210,982	$821	$95,108	$90,422	13,778	$(469)	$4,665	$190,547

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$18,277	$9,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,750	3,850
Depreciation	1,117	953
Amortization of intangible assets	96	79
Deferred income taxes	497	(418)
Net amortization of securities premiums and discounts	1,133	933
Net realized gain on sales of securities	(56)	(71)
Earnings and proceeds on life insurance policies	(767)	(638)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(52)	(22)
Net gain on sale of loans	(177)	(285)
Loans originated for sale	(8,616)	(7,163)
Proceeds from sale of loans originated for sale	8,793	7,402
Compensation expense related to stock options	160	153
Compensation expense related to restricted stock	251	250
Decrease (increase) in accrued interest receivable	183	(959)
Decrease in accrued interest payable	(260)	(413)
Other, net	(1,327)	(4,198)
Net cash provided by operating activities	23,002	9,020
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	3,841	24,497
Proceeds from maturities and principal reductions on mortgage-backed securities	52,770	42,806
Purchases	(197,750)	(37,132)
Purchase of regulatory stock	(3,327)	(3,350)
Redemption of regulatory stock	3,410	6,781
Net decrease (increase) in loans	40,969	(84,990)
Proceeds from bank-owned life insurance policies	511	—
Purchase of premises and equipment	(809)	(539)
Proceeds from sales of bank premises and fixed assets	158	10
Proceeds from sales of foreclosed real estate owned	157	611
Acquisition, net of cash and cash equivalents acquired	—	15,193
Net cash used in investing activities	(100,070)	(36,113)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	186,880	144,280
Net increase in short-term borrowings	14,943	7,038
Repayments of other borrowings	(9,323)	(20,001)
Proceeds from other borrowings	—	10,000
Stock options exercised	182	84
Purchase of treasury stock	(961)	(69)
Cash dividends paid	(6,413)	(5,214)
Net cash provided by financing activities	185,308	136,118
Increase in cash and cash equivalents	108,240	109,025
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	111,693	15,415
CASH AND CASH EQUIVALENTS, END OF PERIOD	$219,933	$124,440

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$4,660	$6,402
Income taxes paid, net of refunds	$4,214	$1,018
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,638	$393
Dividends payable	$2,131	$2,049

Merger with UpState New York Bancorp, Inc.
Noncash assets acquired:
Securities available-for-sale	$13,948
Regulatory stock	2,487
Loans	413,535
Premises and equipment, net	5,529
Accrued interest receivable	1,426
Deferred tax assets	1,495
Other assets	376
438,796
Liabilities assumed:
Time deposits	204,440
Deposits other than time deposits	206,919
Accrued interest payable	175
Other liabilities	6,496
418,030
Net Noncash Assets Acquired	20,766
Cash Acquired	$24,037

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2021	2020
In-scope of Topic 606:
Service charges on deposit accounts	$99	$93
ATM fees	125	155
Overdraft fees	275	224
Safe deposit box rental	24	26
Loan related service fees	314	282
Debit card fees	584	443
Fiduciary activities	209	205
Commissions on mutual funds and annuities	34	26
Other income	160	152
Noninterest Income (in-scope of Topic 606)	1,824	1,606
Out-of-scope of Topic 606:
Net realized gains on sales of securities	35	33
Loan servicing fees	30	52
Gains on sales of loans	39	164
Earnings on and proceeds from bank-owned life insurance	200	217
Noninterest Income (out-of-scope of Topic 606)	304	466
Total Noninterest Income	$2,128	$2,072

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2021	2020
In-scope of Topic 606:
Service charges on deposit accounts	$294	$278
ATM fees	333	354
Overdraft fees	733	715
Safe deposit box rental	77	79
Loan related service fees	963	464
Debit card fees	1,661	1,154
Fiduciary activities	550	533
Commissions on mutual funds and annuities	98	89
Other income	486	391
Noninterest Income (in-scope of Topic 606)	5,195	4,057
Out-of-scope of Topic 606:
Net realized gains on sales of securities	56	71
Loan servicing fees	109	68
Gains on sales of loans	177	285
Earnings on and proceeds from bank-owned life insurance	767	638
Noninterest Income (out-of-scope of Topic 606)	1,109	1,062
Total Noninterest Income	$6,304	$5,119

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average shares outstanding	8,223	8,073	8,223	6,915
Less: Unvested restricted shares	(35)	(36)	(36)	(36)
Basic EPS weighted average shares outstanding	8,188	8,037	8,187	6,879
Basic EPS weighted average shares outstanding	8,188	8,037	8,187	6,879
Add: Dilutive effect of stock options and restricted shares	19	22	19	22
Diluted EPS weighted average shares outstanding	8,207	8,059	8,206	6,901

For the three and nine month periods ended September 30, 2021, there were 110,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.50 per share as of September 30, 2021.

For the three and nine month periods ended September 30, 2020, there were 112,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $24.32 per share as of September 30, 2020.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2021, 1,000 stock options were granted at a price of $26.35 per share, and 1,000 stock options were granted at a price of $25.38 per share. As of September 30, 2021, there was $53,000 of total unrecognized compensation cost related to non-vested options granted in 2020 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2021. Compensation costs related to stock options amounted to $160,000 and $153,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2021 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2021	215,970	$25.73	6.0	Yrs.	$743
Granted	2,000	25.87	9.4
Exercised	(9,620)	18.85	2.4
Forfeited	(8,250)	33.72	7.3
Outstanding at September 30, 2021	200,100	$25.73	5.4	Yrs.	$612
Exercisable at September 30, 2021	164,350	$25.48	4.6	Yrs.	$612

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $25.50 per share as of September 30, 2021 and $26.17 per share as of December 31, 2020.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2021 and 2020 is as follows:

	2021		2020
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	39,135	$30.72	36,195	$31.65
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	(3,900)	30.86	—	—
Non-vested, September 30,	35,235	$30.71	36,195	$31.65

The expected future compensation expense relating to the 35,235 shares of non-vested restricted stock outstanding as of September 30, 2021 is $830,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $251,000 and $250,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and nine months ended September 30, 2021 and 2020:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive loss before reclassification	(3,637)
Amount reclassified from accumulated other comprehensive income	(44)
Total other comprehensive loss	(3,681)
Balance as of September 30, 2021	$1,438

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2019	$1,187
Other comprehensive income before reclassification	3,534
Amount reclassified from accumulated other comprehensive income	(56)
Total other comprehensive income	3,478
Balance as of September 30, 2020	$4,665

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2021	$3,561
Other comprehensive loss before reclassification	(2,095)
Amount reclassified from accumulated other comprehensive loss	(28)
Total other comprehensive loss	(2,123)
Balance as of September 30, 2021	$1,438

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2020	$4,782
Other comprehensive income before reclassification	(91)
Amount reclassified from accumulated other comprehensive income	(26)
Total other comprehensive income	(117)
Balance as of September 30, 2020	$4,665

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	September 30,		Statements
Details about other comprehensive income	2021	2020	of Income
Unrealized gains on available for sale securities	$35	$33	Net realized gains on sales of securities
Tax effect	(7)	(7)	Income tax expense
	$28	$26

	Nine months ended
	September 30,
	2021	2020
Unrealized gains on available for sale securities	$56	$71	Net realized gains on sales of securities
Tax effect	(12)	(15)	Income tax expense
	$44	$56

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2021	2020
Commitments to grant loans	$91,186	$76,029
Unfunded commitments under lines of credit	136,168	122,050
Standby letters of credit	8,335	5,654
	$235,689	$203,733

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2021 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$15,596	$1	$(91)	$15,506
U.S. Government agencies	14,222	21	(195)	14,048
States and political subdivisions	120,562	2,003	(1,214)	121,351
Mortgage-backed securities-
government sponsored entities	211,083	1,756	(1,756)	211,083
Total debt securities	$361,463	$3,781	$(3,256)	$361,988

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$3,998	$-	$(29)	$3,969
States and political subdivisions	70,672	2,419	-	73,091
Corporate obligations	3,019	13	-	3,032
Mortgage-backed securities-government
sponsored entities	143,712	2,809	(27)	146,494
Total debt securities	$221,401	$5,241	$(56)	$226,586

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$13,566	$(91)	$-	$-	$13,566	$(91)
U.S. Government agencies	4,850	(160)	1,964	(35)	6,814	(195)
States and political subdivisions	58,432	(1,214)	-	-	58,432	(1,214)
Mortgage-backed securities-government sponsored entities	121,046	(1,756)	-	-	121,046	(1,756)
	$197,894	$(3,221)	$1,964	$(35)	$199,858	$(3,256)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,969	$(29)	$-	$-	$3,969	$(29)
Mortgage-backed securities-government sponsored entities	4,980	(27)	-	-	4,980	(27)
	$8,949	$(56)	$-	$-	$8,949	$(56)

At September 30, 2021, the Company had 98 debt securities in an unrealized loss position in the less than twelve months category and one debt security in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2021. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$939	$941
Due after one year through five years	11,003	11,307
Due after five years through ten years	44,400	44,125
Due after ten years	94,038	94,532
	150,380	150,905
Mortgage-backed securities-government sponsored entities	211,083	211,083
	$361,463	$361,988

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$35	$33	$56	$71
Gross realized losses	—	—	—	—
Net realized gain	$35	$33	$56	$71
Proceeds from sales of securities	$2,714	$2,425	$3,841	$24,497

Securities with a carrying value of $303,809,000 and $199,361,000 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2021		December 31, 2020
Real Estate Loans:
Residential	$265,778	19.4%	$263,127	18.6%
Commercial	612,794	44.6	579,104	41.0
Agricultural	64,018	4.7	66,334	4.7
Construction	23,892	1.7	21,005	1.5
Commercial loans	216,692	15.8	283,741	20.1
Other agricultural loans	40,257	2.9	40,929	2.9
Consumer loans to individuals	149,343	10.9	158,049	11.2
Total loans	1,372,774	100.0%	1,412,289	100.0%
Deferred fees, net	(1,772)		(1,557)
Total loans receivable	1,371,002		1,410,732
Allowance for loan losses	(16,103)		(13,150)
Net loans receivable	$1,354,899		$1,397,582

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of

September 30, 2021 and December 31, 2020, the Company had outstanding principal balances of $35.8 million and $95.0 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of September 30, 2021, $116.4 million of PPP loans have been forgiven. PPP loans are included in the commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.2 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2021	December 31, 2020
Outstanding Balance	$13,332	$15,570
Carrying Amount	$8,481	$9,281

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

Changes in the accretable yield for purchased credit impaired loans for the nine-months ended September 30, 2021 and 2020, were as follows (in thousands):

	2021	2020
Balance at beginning of period	$1,365	$97
Additions	—	1,724
Accretion	(523)	(179)
Reclassification and other	993	(96)
Balance at end of period	$1,835	$1,546

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, foreclosed real estate owned totaled $1,876,000 and $965,000, respectively. During the nine months ended September 30, 2021, the Company transferred one property with a carrying value of $1,032,000 to the foreclosed real estate category. The Company disposed of a parcel of the one property that was previously transferred to foreclosed real estate owned with a carrying value of $121,000 through the sale of the property. As of September 30, 2021, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $492,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2021	(In thousands)
Individually evaluated for impairment	$—	$1,603	$858	$—	$18	$126	$—	$2,605
Loans acquired with deteriorated credit quality	787	3,405	1,959	—	128	2,202	—	8,481
Collectively evaluated for impairment	264,991	606,927	62,059	23,892	216,421	38,055	149,343	1,361,688
Total Loans	$265,778	$611,935	$64,876	$23,892	$216,567	$40,383	$149,343	$1,372,774

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2020
Individually evaluated for impairment	$-	$2,582	$—	$-	$80	$—	$-	$2,662
Loans acquired with deteriorated credit quality	591	3,995	2,043	194	246	2,212	-	9,281
Collectively evaluated for impairment	262,536	572,527	64,291	20,811	283,415	38,717	158,049	1,400,346
Total Loans	$263,127	$579,104	$66,334	$21,005	$283,741	$40,929	$158,049	$1,412,289

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$83	$83	$—
Agriculture	858	858	—
Commercial Loans	18	18	—
Other agricultural loans	126	126	—
Subtotal	$1,085	$1,085	$—
With an allowance recorded:
Real Estate - Commercial	$1,520	$1,520	$275
Subtotal	$1,520	$1,520	$275
Total:
Real Estate Loans:
Commercial	$1,603	$1,603	$275
Agriculture	858	858	—
Commercial Loans	18	18	—
Other agricultural loans	126	126	—
Total Impaired Loans	$2,605	$2,605	$275

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2020		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$2,582	$3,234	$—
Commercial Loans	80	80	—
Subtotal	2,662	3,314	—
Total:
Real Estate Loans:
Commercial	2,582	3,234	—
Commercial Loans	80	80	—
Total Impaired Loans	$2,662	$3,314	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2021 and 2020, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
Real Estate Loans:
Commercial	$1,405	$1,874	$55	$2
Agriculture	858	—	—	—
Commercial Loans	19	—	—	—
Other agricultural loans	125	—	—	—
Total	$2,407	$1,874	$55	$2

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2021 and 2020, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
Real Estate Loans:
Commercial	$1,560	$1,986	$56	$6
Agriculture	858	—	—	—
Commercial Loans	19	—	—	—
Other agricultural loans	114	—	—	—
Total	$2,551	$1,986	$56	$6

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of September 30, 2021 and December 31, 2020, troubled debt restructured loans totaled $0 and $75,000, respectively, with no specific reserve. For the nine-month period ended September 30, 2021 and 2020, there were no new loans identified as troubled debt restructurings. During 2020, the Company recognized a charge-off $20,000 on a loan that was previously identified as a troubled debt restructuring.

On April 7, 2020, federal banking regulators issued a revised interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not considered troubled debt restructurings (“TDRs”).

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of September 30, 2021 and December 31, 2020 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2021
Commercial real estate loans	$602,548	$5,596	$4,375	$275	$612,794
Real estate - agricultural	61,387	—	2,631	—	64,018
Commercial loans	216,374	208	110	—	216,692
Other agricultural loans	37,424	212	2,621	—	40,257
Total	$917,733	$6,016	$9,737	$275	$933,761

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2020
Commercial real estate loans	$566,418	$6,346	$6,340	$—	$579,104
Real estate - agricultural	58,322	5,111	2,901	—	66,334
Commercial loans	282,915	437	389	—	283,741
Other agricultural loans	35,772	2,786	2,371	—	40,929
Total	$943,427	$14,680	$12,001	$—	$970,108

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2021 and December 31, 2020 (in thousands):

	Performing	Nonperforming	Total
September 30, 2021
Residential real estate loans	$265,256	$522	$265,778
Construction	23,892	—	23,892
Consumer loans to individuals	149,243	100	149,343
Total	$438,391	$622	$439,013

	Performing	Nonperforming	Total
December 31, 2020
Residential real estate loans	$262,556	$571	$263,127
Construction	21,005	—	21,005
Consumer loans to individuals	157,864	185	158,049
Total	$441,425	$756	$442,181

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
September 30, 2021
Real Estate loans
Residential	$264,251	$186	$32	$-	$522	$740	$787	$265,778
Commercial	609,048	244	58	-	39	341	3,405	612,794
Agricultural	61,201	-	-	-	858	858	1,959	64,018
Construction	23,831	61	-	-	-	61	-	23,892
Commercial loans	215,349	112	26	-	1,077	1,215	128	216,692
Other agricultural loans	37,929	-		-	126	126	2,202	40,257
Consumer loans	148,858	310	75	-	100	485	-	149,343
Total	$1,360,467	$913	$191	$-	$2,722	$3,826	$8,481	$1,372,774

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
December 31, 2020
Real Estate loans
Residential	$261,406	$355	$204	$-	$571	$1,130	$591	$263,127
Commercial	573,376	59	-	-	1,674	1,733	3,995	579,104
Agricultural	63,615	-	-		676	676	2,043	66,334
Construction	20,811	-	-	-	-	-	194	21,005
Commercial loans	282,374	1,009	90	-	22	1,121	246	283,741
Other agricultural loans	38,454	-	-		263	263	2,212	40,929
Consumer loans	157,538	233	93	-	185	511	-	158,049
Total	$1,397,574	$1,656	$387	$-	$3,391	$5,434	$9,281	$1,412,289

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of September 30, 2021, the allocation of the allowance pertaining to each major category of loans is higher than the allocation as of December 31, 2020. This increase is due primarily to an increase in the qualitative factors related to lending management and external factors. As of September 30, 2021, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries and to recognize risk related to loans that have been granted deferral of payments due to COVID-19. At September 30, 2021, the allowance for loan losses includes $2.1 million of COVID related factors. The 2021 allowance for loan losses excludes growth in Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Charge Offs	(5)	(452)	—	(174)	(368)	(999)
Recoveries	64	15	—	33	90	202
Provision for loan losses	424	2,324	13	386	603	3,750
Ending balance, September 30, 2021	$2,443	$9,891	$163	$1,605	$2,001	$16,103
Ending balance individually evaluated for impairment	$—	$275	$—	$—	$—	$275
Ending balance collectively evaluated for impairment	$2,443	$9,616	$163	$1,605	$2,001	$15,828

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2021	$2,233	$9,580	$137	$1,503	$1,887	$15,340
Charge Offs	-	(13)	-	-	(107)	(120)
Recoveries	59	5	-	9	60	133
Provision for loan losses	151	319	26	93	161	750
Ending balance, September 30, 2021	$2,443	$9,891	$163	$1,605	$2,001	$16,103

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(41)	(433)	—	(18)	(275)	(767)
Recoveries	5	10	—	36	31	82
Provision for loan losses	162	2,904	30	242	512	3,850
Ending balance, September 30, 2020	$1,678	$7,168	$125	$1,209	$1,494	$11,674
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,678	$7,168	$125	$1,209	$1,494	$11,674

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, June 30, 2020	$1,652	$6,079	$86	$1,076	$1,419	$10,312
Charge Offs	(40)	(400)	—	—	(83)	(523)
Recoveries	2	4	—	18	11	35
Provision for loan losses	64	1,485	39	115	147	1,850
Ending balance, September 30, 2020	$1,678	$7,168	$125	$1,209	$1,494	$11,674

The Company’s primary business activity as of September 30, 2021 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2021, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $133.7 million of loans outstanding, or 9.7% of total loans outstanding, and residential rentals with loans outstanding of $116.5 million, or 8.5% of loans outstanding. During 2021, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the nine-month periods ended September 30, 2021 and 2020, amounted to $441,000 and $425,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2021.

Operating
Weighted-average remaining term	11.6
Weighted-average discount rate	3.01%

The following table presents the undiscounted cash flows due related to operating leases as of September 30, 2021, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2021	$140
2022	546
2023	534
2024	544
2025	561
2026 and thereafter	3,319
Total undiscounted cash flows	5,644
Discount on cash flows	(964)
Total lease liabilities	$4,680

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$15,506	$-	$15,506	$-
U.S. Government agencies	14,048		14,048
States and political subdivisions	121,351	-	121,351	-
Mortgage-backed securities-government
sponsored entities	211,083	-	211,083	-
Interest rate derivatives	171	-	171	-

LIABILITIES
Interest rate derivatives	171	-	171	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2020	(In thousands)
ASSETS
Available for Sale:
U.S. Government agencies	$3,969	$-	$3,969	$-
States and political subdivisions	73,091		73,091
Corporate obligations	3,032	-	3,032	-
Mortgage-backed securities-government
sponsored entities	146,494	-	146,494	-
Interest rate derivatives	276	-	276	-

LIABILITIES
Interest rate derivatives	276	-	276	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2021 and December 31, 2020 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2021
Impaired Loans	$2,330	$-	$-	$2,330
Foreclosed Real Estate Owned	1,876	-	-	1,876
December 31, 2020
Impaired Loans	$2,662	$-	$-	$2,662
Foreclosed Real Estate Owned	965	-	-	965

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2021, the fair value investment in impaired loans was $2,330,000 which included three loan relationships that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan, and one loan relationship with a carrying value of $1,520,000 that required a valuation allowance of $275,000 based on the estimated realizable. As of September 30, 2021, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2021
Impaired loans	$2,330	Appraisal of collateral(1)	Appraisal adjustments(2)	10%-18.09% (14.73%)
Foreclosed real estate owned	$1,876	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$2,662	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.59% (9.75%)

Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2021 and December 31, 2020. (In thousands)

	Fair Value Measurements at September 30, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$219,933	$219,933	$219,933	$-	$-
Loans receivable, net	1,354,899	1,415,701	-	-	1,415,701
Mortgage servicing rights	313	479	-	-	479
Regulatory stock (1)	3,898	3,898	3,898	-	-
Bank owned life insurance (1)	39,864	39,864	39,864	-	-
Accrued interest receivable (1)	6,049	6,049	6,049	-	-
Financial liabilities:
Deposits	1,722,522	1,725,871	1,241,518	-	484,353
Short-term borrowings (1)	78,246	78,246	78,246	-	-
Other borrowings	33,136	33,593	-	-	33,593
Accrued interest payable (1)	1,341	1,341	1,341	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2020
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,693	$111,693	$111,693	$-	$-
Loans receivable, net	1,397,582	1,493,480	-	-	1,493,480
Mortgage servicing rights	337	476	-	-	476
Regulatory stock (1)	3,981	3,981	3,981	-	-
Bank owned life insurance (1)	39,608	39,608	39,608	-	-
Accrued interest receivable (1)	6,232	6,232	6,232	-	-
Financial liabilities:
Deposits	1,535,385	1,540,661	1,001,555	-	539,106
Short-term borrowings (1)	63,303	63,303	63,303	-	-
Other borrowings	42,459	43,452	-	-	43,452
Accrued interest payable (1)	1,601	1,601	1,601	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2021 and December 31, 2020, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2021 and December 31, 2020 was $171,000 and $276,000, respectively.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2021	December 31, 2020	Interest Rate Paid	Interest Rate Received	September 30, 2021	December 31, 2020
Customer interest rate swap

Maturing November, 2030	$6,962	$7,222	1 month LIBOR + Margin	Fixed	$106	$165
Maturing December, 2030	4,615	4,800	1 month LIBOR + Margin	Fixed	65	111

Total	$11,577	$12,022			$171	$276

Third party interest rate swap

Maturing November, 2030	$6,962	$7,222	Fixed	1 month LIBOR + Margin	$106	$165
Maturing December, 2030	4,615	4,800	Fixed	1 month LIBOR + Margin	65	111

Total	$11,577	$12,022			$171	$276

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2021
Interest rate derivatives	Other assets	$171	Other liabilities	$171

December 31, 2020
Interest rate derivatives	Other assets	276	Other liabilities	276

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

In August 2021, the FASB issued ASU 2021-06, Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (SEC Update), to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s financial statements.

13.           Acquisition of UpState New York Bancorp, Inc. and USNY Bank.

On January 8, 2020, the Company and the Bank, and UpState and its wholly owned subsidiary, USNY Bank entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which UpState would merge with and into the Company, with the Company as the surviving corporation (“the Merger”). The Merger was completed on July 7, 2020. Pursuant to the terms of the Merger Agreement, UpState was merged with and into the Company, with the Company as the surviving corporation of the Merger. Immediately following the Merger, USNY Bank was merged with and into the Bank, with the Bank as the surviving entity.

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

The senior management of the Company and The Bank remained the same following the completion of the Merger.  UpState directors Jeffrey S. Gifford and Alexandra K. Nolan were appointed to the boards of directors of the Company and the Bank. In addition, the remaining former directors of UpState have been invited to join a regional advisory board. UpState President and CEO R. Michael Briggs entered into a consulting agreement with the Bank. The Company has retained the brand names of USNY Bank’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and has also retained USNY Bank’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, have also remained in place as executives of their units.

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

The Company recorded goodwill associated with the acquisition of UpState totaling $17,935,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the nine months ended September 30, 2021.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the nine months ended September 30, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at September 30, 2021 was $409,000, with $91,000 accumulated amortization as of that date.

As of September 30, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2021	$17
2022	63
2023	56
2024	48
2025	41
After five years	93
$318

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

An eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2021, the Company has approved over 1,200 applications for $274.3 million of loans since the inception of the PPP.

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

COVID-19 Loan Forbearance Programs. Section 4013 of the CARES Act provides that banks may elect not to categorize a loan modification as a TDR if the loan modification is (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date on which the national emergency concerning the novel coronavirus disease (COVID–19) outbreak declared by the President on March 13, 2020, under the National Emergencies Act terminates, or (B) January 1, 2022. According to the Interagency Statement on Loan

Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 8 of the financial statements for additional disclosure of TDRs at September 30, 2021.

The following table presents a summary of loans that were granted forbearance by type of loan since the inception of the CARES Act through September 30, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	121	$10,883
Commercial	388	218,984
Agricultural	16	5,267
Construction	24	4,125
Commercial, financial and agricultural	190	23,801
Other agricultural loans	—	—
Consumer loans to individuals	493	11,196
Total	1,232	$274,256

The following table presents a summary of loans that remain in forbearance by type of loan as of September 30, 2021:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	—	$—
Commercial	—	—
Agricultural	—	—
Construction	—	—
Commercial, financial and agricultural	—	—
Other agricultural loans	—	—
Consumer loans to individuals	—	—
Total	—	$—

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2020 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at September 30, 2021 and December 31, 2020 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of September 30, 2021 were $2.054 billion compared to $1.852 billion as of December 31, 2020. The increase was due primarily to a $135.4 million increase in securities available-for-sale and a $99.3 million increase in interest-bearing deposits with banks. Both increases resulted from deposit growth related to economic stimulus programs.

Securities

The fair value of securities available for sale as of September 30, 2021 was $362.0 million compared to $226.6 million as of December 31, 2020. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

The carrying value of the Company’s securities portfolio (Available-for Sale) consisted of the following:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of portfolio	Amount	% of portfolio
U.S. Treasury securities	$15,506	4.3%	$—	—%
U.S. Government agencies	14,048	3.9	3,969	1.8
States and political subdivisions	121,351	33.5	73,091	32.3
Corporate obligations	—	—	3,032	1.3
Mortgage-backed securities-
government sponsored entities	211,083	58.3	146,494	64.6
Total	$361,988	100.0%	$226,586	100.0%

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

Loans

Loans receivable totaled $1.371 billion at September 30, 2021 compared to $1.411 billion as of December 31, 2020. The $39.7 million decrease recorded during the first nine months of 2021 includes a $59.2 million reduction in PPP loans due to loan forgiveness. Organic loan growth for the nine-month period ended September 30, 2021 resulted in a $19.5 million increase in total loans. Commercial real estate loans increased $33.7 million during the nine-month period ended September 30, 2021, which was offset partially by an $8.7 million decrease in consumer loans. The Company also sold $8.6 million of residential mortgage loans during the nine-month period ended September 30, 2021.

The allowance for loan losses totaled $16,103,000 as of September 30, 2021, and represented 1.17% of total loans outstanding, compared to $13,150,000, or 0.93% of total loans, at December 31, 2020. The Company had net charge-offs for the nine months ended September 30, 2021 of $797,000 compared to $685,000 in the corresponding period in 2020. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2021 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at September 30, 2021 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2021, non-performing loans totaled $2,722,000 or 0.20% of total loans compared to $3,391,000, or 0.24%, of total loans at December 31, 2020. At September 30, 2021, non-performing assets totaled $4,598,000 million, or 0.22%, of total assets, compared to $4,356,000, or 0.24%, of total assets at December 31, 2020.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$522	$571
Commercial	39	1,674
Agricultural	858	676
Construction	—	—
Commercial and financial loans	1,077	22
Other agricultural loans	126	263
Consumer loans to individuals	100	185
Total non-accrual loans *	2,722	3,391
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	2,722	3,391
Foreclosed real estate	1,876	965
Total non-performing assets	$4,598	$4,356

Purchased credit impaired loans (a)	$8,481	$9,281

Allowance for loans losses	$16,103	$13,150

Coverage of non-performing loans (a) (b)	592% %	388% %
Non-performing loans to total loans(a)	0.20%	0.24%
Non-performing loans to total assets(a)	0.13%	0.18%
Non-performing assets to total assets(a)	0.22%	0.24%

*Includes non-accrual TDRs of $0 as of September 30, 2021 and $75,000 as of December 31, 2020. There were no accruing TDRs as of September 30, 2021 or as of December 31, 2020.

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

Since the inception of the CARES Act, over 1,200 of our loan customers had requested loan payment deferrals or payments of interest only on loans totaling $274.3 million. In accordance with interagency guidance and the CARES Act issued in March 2020, these short-term deferrals are not considered TDRs unless the borrower was previously experiencing financial difficulty. As of September 30, 2021, all of these loans have returned to full payment status.

In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends.

Deposits

During the nine-month period ended September 30, 2021, total deposits increased $187.1 million due primarily to the impact from the PPP and other economic stimulus programs.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020
Non-interest bearing demand	$442,534	$359,559
Interest-bearing demand	209,304	149,692
Money market deposit accounts	307,665	259,974
Savings	282,016	232,329
Time deposits <$100,000	164,236	180,316
Time deposits >$100,000	316,767	353,515
Total	$1,722,522	$1,535,385

Borrowings

Other borrowings as of September 30, 2021, totaled $33.1 million compared to $42.5 million as of December 31, 2020. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $14.9 million due to a $14.9 million increase in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2021	December 31, 2020
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.748%	$453	$1,126
Amortizing fixed rate borrowing due August 2022 at 1.94%	1,870	3,376
Amortizing fixed rate borrowing due October 2022 at 1.88%	1,798	3,021
Amortizing fixed rate borrowing due October 2023 at 3.24%	4,364	5,865
Amortizing fixed rate borrowing due December 2023 at 3.22%	2,350	3,096
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	5,801	7,616
Amortizing fixed rate borrowing due April 2024 at 0.91%	6,500	8,359
	$33,136	$42,459

Stockholders’ Equity and Capital Ratios

As of September 30, 2021, stockholders’ equity totaled $202.6 million, compared to $194.8 million as of December 31, 2020. The net change in stockholders’ equity included $18.3 million of net income, which was partially offset by $6.4 million of dividends declared. In addition, total equity decreased $3.7 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2021	December 31, 2020
Tier 1 Capital
(To average assets)	8.54%	8.71%
Tier 1 Capital
(To risk-weighted assets)	12.17%	11.65%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.17%	11.65%
Total Capital
(To risk-weighted assets)	13.32%	12.62%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2021.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $219.9 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $362.0 million which could be used for liquidity needs. This totals $581.9 million of liquidity and represents 28.4% of total assets compared to $338.3 million and 18.3% of total assets as of December 31, 2020. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2021 and December 31, 2020. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2022. There were no borrowings under this line as of September 30, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of September 30, 2021 and December 31, 2020.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of September 30, 2021 and December 31, 2020.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $587,518,000 as of September 30, 2021, of which $33,136,000 was outstanding in the form of borrowings. As of December 31, 2020, the maximum borrowing capacity was $686,360,000, of which $42,459,000 of borrowings was outstanding. Additionally, as of September 30, 2021, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $40,000,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. There was $165,500,000 outstanding in the form of Letters of Credit as of December 31, 2020. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$182,259	$72	0.16%	$78,525	$18	0.09%
Securities available for sale:
Taxable	286,413	1,096	1.53	147,864	687	1.86
Tax-exempt (1)	62,473	471	3.02	50,543	436	3.45
Total securities available for sale (1)	348,886	1,567	1.80	198,407	1,123	2.26
Loans receivable (1) (4) (5)	1,375,748	16,957	4.93	1,391,012	16,385	4.71
Total interest-earning assets	1,906,893	18,596	3.90	1,667,944	17,526	4.20
Non-interest earning assets:
Cash and due from banks	26,622			23,036
Allowance for loan losses	(15,714)			(10,894)
Other assets	115,229			106,437
Total non-interest earning assets	126,137			118,579
Total Assets	$2,033,030			$1,786,523
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$492,464	$237	0.19	$360,183	$192	0.21
Savings	270,172	45	0.07	219,441	34	0.06
Time	494,459	885	0.72	537,146	1,450	1.08
Total interest-bearing deposits	1,257,095	1,167	0.37	1,116,770	1,676	0.60
Short-term borrowings	77,799	71	0.37	58,527	61	0.42
Other borrowings	34,683	172	1.98	48,415	242	2.00
Total interest-bearing liabilities	1,369,577	1,410	0.41	1,223,712	1,979	0.65
Non-interest bearing liabilities:
Demand deposits	443,303			356,827
Other liabilities	14,966			21,859
Total non-interest bearing liabilities	458,269			378,686
Stockholders' equity	205,184			184,125
Total Liabilities and Stockholders' Equity	$2,033,030			$1,786,523
Net interest income/spread (tax equivalent basis)		17,186	3.49%		15,547	3.55%
Tax-equivalent basis adjustment		(197)			(217)
Net interest income		$16,989			$15,330
Net interest margin (tax equivalent basis)			3.61%			3.73%

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

	Increase/(Decrease)
	Three months ended September 30, 2021 Compared to
	Three months ended September 30, 2020
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$30	$24	$54
Securities available for sale:
Taxable	610	(201)	409
Tax-exempt securities	97	(62)	35
Total securities	707	(263)	444
Loans receivable	(187)	759	572
Total interest-earning assets	550	520	1,070
Interest-bearing liabilities:
Interest-bearing demand and money market	68	(23)	45
Savings	6	5	11
Time	(83)	(482)	(565)
Total interest-bearing deposits	(9)	(500)	(509)
Short-term borrowings	19	(9)	10
Other borrowings	(68)	(2)	(70)
Total interest-bearing liabilities	(58)	(511)	(569)
Net interest income (tax-equivalent basis)	$608	$1,031	$1,639

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2021 to September 30, 2020

General

For the three months ended September 30, 2021, net income totaled $6,981,000 compared to $4,999,000 earned in the similar period in 2020. The increase in net income for the three months ended September 30, 2021 was due primarily to a $1,659,000 increase in net interest income and a $1.1 million decrease in the provision for loan losses. Earnings per share for the three-months ended September 30, 2021 were $0.85 per share for basic shares and fully diluted shares compared to $0.62 per share for basic shares and fully diluted shares for the three months ended September 30, 2020. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2021 were 1.36% and 13.50%, respectively, compared to 1.11% and 10.64%, respectively, for the same period in 2020.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2021 to September 30, 2020
Net income three months ended September 30, 2020	$4,999
Change due to:
Net interest income	1,659
Provision for loan losses	1,100
Net gains on sales of securities and loans	(123)
Service charges and fees	184
Other income	(5)
Salaries and employee benefits	(679)
Occupancy, furniture and equipment	(54)
Data processing related	152
FDIC insurance assessment	(33)
Professional fees	103
Merger related	386
All other expenses	(87)
Income tax expense	(621)
Net income three months ended September 30, 2021	$6,981

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2021 totaled $17,186,000 which was $1,639,000 higher than the comparable period in 2020. The increase in net interest income was due primarily to a $444,000 increase in interest income (fte) on securities due to purchases of securities, and a $572,000 increase in interest income (fte) on loans primarily due to $1,385,000 of PPP fees recognized. The fte net interest spread and net interest margin were 3.49% and 3.61%, respectively, for the three months ended September 30, 2021 compared to 3.55% and 3.73%, respectively, for the same period in 2020. See “Non-GAAP Financial Measures” described above on page 42.

For the three-months ended September 30, 2021, interest income (fte) totaled $18,596,000 with a yield on average earning assets of 3.90% compared to $17,526,000 and 4.20% for the 2020 period. Average loans decreased $15.3 million during the three-months ended September 30, 2021, over the comparable period of 2020, while average securities increased $150.5 million. Average earning assets totaled $1.907 billion for the three months ended September 30, 2021, an increase of $238.9 million over the average for the same period in 2020. See “Non-GAAP Financial Measures” described above on page 42.

Interest expense for the three months ended September 30, 2021 totaled $1,410,000 at an average cost of 0.41% compared to $1,979,000 and 0.65%, respectively, for the same period in 2020. The decrease in interest expense during the three-months ended September 30, 2021 reflects the overall lower level of market interest rates. The average cost of time deposits, which is the most significant component of funding costs, decreased 0.36% compared to the same three-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2021 was $750,000, compared to $1,850,000 for the three months ended September 30, 2020. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net recovery of $13,000 for the quarter ended September 30, 2021, compared to a net charge-off of $448,000 for the similar period in 2020. At September 30, 2021, the allowance for loan losses represented 1.17% of loans receivable. Additionally, the allowance for loan losses represented 592% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $2,128,000 for the three months ended September 30, 2021, compared to $2,072,000 for the same period in 2020. The increase was due primarily to a $184,000 increase in service charges and fees. Net gains on the sale of securities totaled $35,000 for the three months ended September 30, 2021 compared to $33,000 in the three months ended September 30, 2020. Net gains on the sale of loans totaled $39,000 for the three months ended September 30, 2021 compared to $164,000 in the three months ended September 30, 2020.

Other Expense

Other expense for the three months ended September 30, 2021 totaled $9,592,000, which was $212,000 higher than the same period of 2020, due primarily to a $679,000 increase in salaries and employee benefits costs.

Income Tax Expense

Income tax expense totaled $1,794,000 for an effective tax rate of 20.5% for the three months ended September 30, 2021 compared to $1,173,000 for an effective tax rate of 19.0% for the three months ended September 30, 2020. The increase in the effective tax rate in the 2021 period reflects the increased level of taxable income.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$158,600	$174	0.15%	$51,705	$43	0.11%
Securities available for sale:
Taxable	242,253	2,831	1.56	144,582	2,182	2.01
Tax-exempt (1)	60,126	1,399	3.10	55,002	1,380	3.35
Total securities available for sale (1)	302,379	4,230	1.87	199,584	3,562	2.38
Loans receivable (1) (4) (5)	1,398,563	49,425	4.71	1,099,586	38,097	4.62
Total interest-earning assets	1,859,542	53,829	3.86	1,350,875	41,702	4.12
Non-interest earning assets:
Cash and due from banks	23,357			17,752
Allowance for loan losses	(14,915)			(9,692)
Other assets	115,048			93,351
Total non-interest earning assets	123,490			101,411
Total Assets	$1,983,032			$1,452,286
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$459,405	$671	0.19	$277,606	$468	0.22
Savings	261,308	121	0.06	191,164	81	0.06
Time	520,057	2,835	0.73	427,351	4,547	1.42
Total interest-bearing deposits	1,240,770	3,627	0.39	896,121	5,096	0.76
Short-term borrowings	73,272	214	0.39	54,957	244	0.59
Other borrowings	37,764	559	1.97	52,287	824	2.10
Total interest-bearing liabilities	1,351,806	4,400	0.43	1,003,365	6,164	0.82
Non-interest bearing liabilities:
Demand deposits	415,935			274,297
Other liabilities	14,746			18,336
Total non-interest bearing liabilities	430,681			292,633
Stockholders' equity	200,545			156,288
Total Liabilities and Stockholders' Equity	$1,983,032			$1,452,286
Net interest income/spread (tax equivalent basis)		49,429	3.43%		35,538	3.30%
Tax-equivalent basis adjustment		(612)			(676)
Net interest income		$48,817			$34,862
Net interest margin (tax equivalent basis)			3.54%			3.51%

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

	Increase/(Decrease)
	Nine months ended September 30, 2021 Compared to
	Nine months ended September 30, 2020
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$94	$37	$131
Securities available for sale:
Taxable	1,014	(365)	649
Tax-exempt securities	87	(68)	19
Total securities	1,101	(433)	668
Loans receivable	10,399	929	11,328
Total interest-earning assets	11,594	533	12,127
Interest-bearing liabilities:
Interest-bearing demand and money market	292	(89)	203
Savings	40	—	40
Time	580	(2,292)	(1,712)
Total interest-bearing deposits	912	(2,381)	(1,469)
Short-term borrowings	62	(92)	(30)
Other borrowings	(226)	(39)	(265)
Total interest-bearing liabilities	748	(2,512)	(1,764)
Net interest income (tax-equivalent basis)	$10,846	$3,045	$13,891

Comparison of Operating Results for the Nine Months Ended September 30, 2021 to September 30, 2020

General

For the nine months ended September 30, 2021, net income totaled $18,277,000 compared to $9,567,000 earned in the same period in 2020. The increase in net income for the nine months ended September 30, 2021 was due primarily to a $13,955,000 million increase in net interest income which includes the benefits realized from the acquisition of UpState. This increase was partially offset by a $4,005,000 increase in other operating expenses. Earnings per share for the nine months ended September 30, 2021 were $2.23 per share for basic shares and for fully diluted shares, compared to $1.39 per share for basic shares and fully diluted shares for the nine months ended September 30, 2020. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2021 were 1.23% and 12.19%, respectively, compared to 0.88% and 8.13%, respectively, for the same period in 2020.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2021 to September 30, 2020
Net income nine months ended September 30, 2020	$9,567
Change due to:
Net interest income	13,955
Provision for loan losses	100
Service charges and fees	1,067
Net gains on sales	(123)
Earnings and proceeds on bank-owned life insurance	129
Other income	112
Salaries and employee benefits	(3,738)
Occupancy, furniture and equipment	(585)
Data processing related	(111)
Professional fees	(337)
FDIC insurance assessment	(326)
Merger related	1,983
All other expenses	(891)
Income tax expense	(2,525)
Net income six months ended September 30, 2021	$18,277

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2021 totaled $49,429,000 which was $13,891,000 higher than the comparable period in 2020. The increase in net interest income was due primarily to an $11,328,000 increase in interest income (fte) on loans resulting from the acquisition of UpState. The fte net interest spread and net interest margin were 3.43% and 3.54%, respectively, for the nine months ended September 30, 2021 compared to 3.30% and 3.51%, respectively, for the same period in 2020. The increase in the net interest spread reflects the growth in average interest-earning assets. See “Non-GAAP Financial Measures” above.

For the nine-months ended September 30, 2021, interest income (fte) totaled $53,829,000 with a yield on average earning assets of 3.86% compared to $41,702,000 and 4.12% for the same period of 2020. Average loans increased $299.0 million during the nine-months ended September 30, 2021, over the comparable period of 2020, while average securities increased $102.8 million. Average earning assets totaled $1.860 billion for the nine months ended September 30, 2021, an increase of $508.7 million over the average for the same period in 2020. All increases include growth resulting from the merger with UpState and growth in PPP loans. See “Non-GAAP Financial Measures” above.

Interest expense for the nine months ended September 30, 2021 totaled $4,400,000 at an average cost of 0.43%, compared to $6,164,000 and 0.82% for the same period in 2020. The decrease in average cost during the 2021 quarter reflects the overall lower level of market interest rates. The average cost of time deposits, which is the most significant component of funding, decreased 0.69% during the period.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2021 was $3,750,000, compared to $3,850,000 for the nine months ended September 30, 2020. The decreased provision reflects a reduction in qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. Net charge-offs were $797,000 for the nine months ended September 30, 2021, compared to $685,000 for the similar period in 2020. At September 30, 2021, the allowance for loan losses represented 1.17% of loans receivable. Additionally, the allowance for loan losses represented 592% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $6,304,000 for the nine months ended September 30, 2021, compared to $5,119,000 for the same period in 2020. The increase was due primarily to a $1,067,000 increase in service charges and fees. Net gains from the sale of securities totaled $56,000 for the nine-months ended September 30, 2021, compared to $71,000 in the nine-months ended September 30, 2020.

Net gains on the sale of loans totaled $177,000 for the nine-months ended September 30, 2021 compared to $285,000 in the nine-months ended September 30, 2020.

Other Expense

Other expense for the nine months ended September 30, 2021 totaled $28,536,000, which was $4,005,000 higher than the same period of 2020, due primarily to a $3,738,000 increase in salaries and employee benefits costs and the costs associated with four community offices acquired from UpState. Merger expenses also impacted the year-over-year comparison.

Income Tax Expense

Income tax expense totaled $4,558,000 for an effective tax rate of 20.0% for the nine months ended September 30, 2021 compared to $2,033,000 for an effective tax rate of 17.5% for the nine months ended September 30, 2020. The increase in the effective tax rate in the 2021 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2021, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2021, the Company had a positive 90-day interest sensitivity gap of $190.5 million or 9.3% of total assets, compared to the $106.2 million interest sensitivity gap, or 5.7% of total assets, as of December 31, 2020. Rate-sensitive assets repricing within 90 days increased $83.4 million due to a $98.9 million increase in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days decreased $952,000 since year end due primarily to a $4.3 million decrease in deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

Certain interest-bearing deposits with no stated maturity dates are included in the interest-sensitivity table below. The balances allocated to the respective time periods represent an estimate of the total outstanding balance that has the potential to migrate through withdrawal or transfer to time deposits, thereby impacting the interest-sensitivity position of the Company. The estimates were derived from an independently prepared non-maturity deposit study for the Bank which addressed the various deposit types and their pricing sensitivity to movements in market interest rates. The process involved analyzing correlations between product rates and market rates over a ten-year period. The Company believes the study provides pertinent data to support the assumptions used in modeling non-maturity deposits.

September 30, 2021

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$191,134	$446	$—	$—	$191,580
Securities	22,502	48,751	87,678	203,057	361,988
Loans Receivable	209,365	242,561	409,676	509,400	1,371,002
Total RSA	$423,001	$291,758	$497,354	$712,457	$1,924,570
Non-maturity interest-bearing deposits	$123,275	$123,490	$328,621	$223,599	$798,985
Time Deposits	89,292	249,510	119,249	22,952	481,003
Borrowings	19,889	35,392	56,101	—	111,382
Total RSL	$232,456	$408,392	$503,971	$246,551	$1,391,370
Interest Sensitivity Gap	$190,545	$(116,634)	$(6,617)	$465,906	$533,200
Cumulative Gap	190,545	73,911	67,294	533,200
RSA/RSL-cumulative	181.97%	111.53%	105.88%	138.32%

December 31, 2020

Interest Sensitivity Gap	$106,233	$26,320	$649	$314,776	$447,978
Cumulative Gap	106,233	132,553	133,202	447,978
RSA/RSL-cumulative	145.5%	122.0%	112.4%	135.0%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2021.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2021	—	$—	—	526,093
August 1 – 31, 2021	—	—	—	526,093
September 1 – 30, 2021	30,000	25.50	30,000	496,093
Total	30,000	$25.50	30,000	496,093

*On March 30, 2021, the Company announced a share repurchase program for up to approximately 5% of the Company’s outstanding shares of common stock, or approximately 400,000 shares, in the open market, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. Both share repurchase programs are currently in effect.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 12, 2021	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)