Form 10-K
period 2021-12-31
NORWOOD FINANCIAL CORP
filed 2022-03-11
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2021, $26.00 per share, was $194.7 million based on 7,488,147 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2022, there were 8,203,073 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

NORWOOD FINANCIAL CORP

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•the COVID-19 pandemic may continue to adversely impact the local and national economy and our business and results of operations may continue to be adversely affected;

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

•cyber-attacks, computer viruses and other technological risks that may breach the security of our websites or other systems to obtain unauthorized access to confidential information and destroy data or disable our systems;

•technological changes that may be more difficult or expensive than expected;

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

The COVID-19 Pandemic.

The COVID-19 pandemic is continuing to have an adverse impact on the Company, its customers and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on the business of the Company, its customers, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain, including whether the pandemic can be controlled and abated. Additionally, the responses of various governmental and nongovernmental authorities to curtail business and consumer activities in an effort to mitigate the pandemic will have material long-term effects on the Company and its customers which are difficult to quantify in the near-term or long-term.

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

Item 1. Business.

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2021, the Company had total consolidated assets of $2.069 billion, consolidated deposits of $1.757 billion, and consolidated stockholders’ equity of $205.3 million. The Company’s ratio of average equity to average assets was 10.04%, 10.70%, and 10.86% for fiscal years 2021, 2020 and 2019, respectively.

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

The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its main telephone number is (570) 253-1455. The Company maintains a website at wayne.bank. Information on our website should not be treated as part of this Annual Report on Form 10-K. The Company makes copies of its SEC filings available free of charge as soon as reasonably practicable after they are filed, through a link on its website to the SEC’s website.

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

The senior management of the Company and Wayne Bank remained the same following the completion of the Merger.  UpState directors Jeffrey S. Gifford and Alexandra K. Nolan have been appointed to the boards of directors of the Company and Wayne Bank. In addition, the remaining former directors of UpState were invited to join a regional advisory board. UpState President and CEO R. Michael Briggs entered into a consulting agreement with Wayne Bank. The Company has retained the brand names of USNY Bank’s two units, Bank of the Finger Lakes and Bank of Cooperstown, and has also retained USNY Bank’s administration center in Geneva, New York. Scott D. White, unit President of Bank of Cooperstown, and Jeffrey E. Franklin, unit President of Bank of the Finger Lakes, will also remain in place as executives of their units.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2021 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 22.3%, the second largest share in Pike County with 18.1%, seventh largest share in Monroe County with 3.6%, the eleventh largest share in Lackawanna County with 1.0% and the eighteenth largest share in Luzerne County with 0.2%.. At June 30, 2021, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 30.5% and the sixth largest share in Sullivan County, New York, with 7.5%. The Bank’s market share in Ontario, Otsego and Yates Counties were 4.3%, 16.4% and 11.7%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2021, the Bank had 263 full-time and three part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2021, the Bank had $196.0 million of assets under management compared to $168.1 million as of December 31, 2020. The increase reflects new business generated during 2021, as well as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $127,000 and $122,000 in 2021 and 2020, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2021 and 2020, the outstanding balance of foreclosed properties on which WTRO held title totaled $1,742,000 and $965,000, respectively.

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

Regulatory Capital Requirements. The Federal Reserve has adopted regulatory capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve’s capital rules are similar to those imposed on the Bank by the FDIC. See “Regulation of the Bank-Regulatory Capital Requirements.” The Federal Reserve’s Small Bank Holding Company Policy Statement, however, exempts from the regulatory capital requirements bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

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

Interstate Banking. As a result of the acquisition of UpState and Delaware, Wayne Bank now operates branches in Pennsylvania and New York. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an insured state bank that establishes a branch in another state may conduct any activity at such branch that is permissible under the laws of its home state to the extent that such activity is permissible either for a bank chartered by the host state or for a branch of an out-

of-state national bank in the host state. The laws of the host state, including laws regarding community reinvestment, consumer protection, fair lending and branching within the host state, apply to any branch of an out-of-state bank to the same extent as such laws apply to a branch of an out-of-state national bank. The Riegle-Neal Act prohibits out-of-state banks from using their interstate branches primarily for purposes of deposit production. If a federal banking regulator reasonably determines from available information that an out-of-state bank’s level of lending in a host state is less than half the loan-to-deposit ratio for all banks in the host state, the regulator may order the closure of the out-of-state branches or prohibit the opening of new branches in the host state unless the out-of-state bank has an acceptable plan or can give reasonable assurances that it will reasonably help meet the credit needs of the communities served in the host state.

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

Under the FDIC’s capital rules, banks are required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) enacted in 2018, directed the federal banking agencies to develop a community bank leverage ratio of tangible capital to average total consolidated assets of between 8% and 10% as an alternative to the current leverage and risk-based capital rules for qualifying community banks and satisfying any other leverage or capital requirements to which they are subject. Qualifying community banks meeting the community bank leverage ratio would also be deemed well-capitalized for purposes of the prompt corrective action rules. A qualifying community bank is a depository institution or holding company with total consolidated assets of less than $10 billion that is not excluded from qualification by the federal banking regulators based on the institution’s risk profile. Under the final rule issued by the federal banking agencies, a qualifying community bank may opt in to the community bank leverage ratio framework if its community bank leverage ratio exceeds 9%. The Bank has not elected to opt into the community bank leverage ratio framework.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania capital requirements in effect as of December 31, 2021.

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

At December 31, 2021, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2021, the Bank’s loans-to-one-borrower limitation was $28.6 million and the Bank was in compliance with such limitation.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 11 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2021, the Bank was in compliance with this requirement.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-nine additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $35.9 million with a net book value of $17.3 million as of December 31, 2021. The Bank currently operates automated teller machines at all but one of its community office facilities, as well as one off-site ATM. The Bank leases eight of its locations.

Item 3. Legal Proceedings.

Neither the Company nor its subsidiaries are involved in any other pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2021, there were approximately 1,400 registered stockholders based on the records of our transfer agent.

The following firms are known to make a market in the Company’s stock:

Boenning & Scattergood, Inc. West Conshohocken, PA 19428 800-883-1212	RBC Capital Markets Philadelphia, PA 19103 888-848-4677

Janney Montgomery Scott, LLC Scranton, PA 18503 800-638-4417

Stifel Nicolaus

St,. Louis, MO 63102

314-342-2000

The following table sets forth the price range and cash dividends declared per share regarding common stock for the periods indicated:

	Closing Price Range
	High	Low	Cash dividend
Year 2021			Declared per share
First Quarter	$28.96	$23.75	$0.26
Second Quarter	27.07	24.75	0.26
Third Quarter	26.31	24.64	0.26
Fourth Quarter	27.60	25.42	0.28

Year 2020
First Quarter	$39.03	$24.37	$0.25
Second Quarter	26.59	21.65	0.25
Third Quarter	29.57	23.24	0.25
Fourth Quarter	29.25	22.88	0.26

The book value of the common stock was $25.24 per share as of December 31, 2021 compared to $23.72 per share as of December 31, 2020. As of December 31, 2021, the closing stock price was $25.99 per share, compared to $26.17 as of December 31, 2020.

TRANSFER AGENT

Computershare provides Transfer Agent services for the Company. Stockholders who may have questions regarding their stock ownership should contact the Transfer Agent at 800-662-7232, by regular mail at P.O. Box 50500, Louisville, KY 40233-5000, or by overnight delivery at 462 South 4th Street Suite 1600, Louisville, KY 40202.

DIVIDEND CALENDAR

Dividends on the Company’s common stock, if approved by the Board of Directors, are customarily paid on or about February 1, May 1, August 1 and November 1.

AUTOMATIC DIVIDEND REINVESTMENT PLAN

The Plan, open to all shareholders, provides the opportunity to have dividends automatically reinvested into the Company’s common stock. Participants in the Plan may also elect to make cash contributions to purchase additional shares of common stock. Stockholders of the Company may contact the transfer agent for additional information.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2021.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2021	17,959	$25.50	17,959	478,134
November 1 – 30, 2021	—	—	—	478,134
December 1 – 31, 2021	420	26.00	420	477,714

Total	18,379	$25.51	18,379	477,714

*On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. On March 30, 2021, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 400,000 split-adjusted shares.

Item 6. Selected Financial Data.

For the years ended December 31,	2021	2020	2019	2018	2017
Net interest income	$65,313	$50,476	$38,606	$36,839	$34,908
Provision for loan losses	4,200	5,450	1,250	1,725	2,200

Other income	8,056	7,182	6,355	6,837	6,496
Net realized gains on sales of loans and securities	269	598	423	228	415

Other expenses	38,578	34,440	27,311	25,975	24,870
Income before income taxes	30,860	18,366	16,823	16,204	14,749
Income tax expense	5,945	3,286	2,608	2,553	6,551

NET INCOME	24,915	15,080	14,215	13,651	8,198
Net income per share-Basic*	$3.05	$2.09	$2.27	$2.19	$1.32
-Diluted*	$3.04	$2.09	$2.25	$2.17	$1.31
Cash dividends declared*	$1.06	$1.01	$0.97	$0.90	$0.87
Dividend pay-out ratio	34.75%	48.33%	42.73%	41.10%	65.91%

Return on average assets	1.24%	0.97%	1.18%	1.19%	0.73%
Return on average equity	12.35%	9.06%	10.83%	11.71%	7.04%

BALANCES AT YEAR-END
Total assets	2,068,504	1,851,864	1,230,610	1,184,559	1,132,916
Loans receivable	1,354,931	1,410,732	924,581	850,182	764,092
Allowance for loan losses	16,442	13,150	8,509	8,452	7,634
Total deposits	1,756,793	1,535,385	957,529	946,780	929,384
Stockholders’ equity	205,262	194,785	137,428	122,285	115,739
Trust assets under management	195,958	168,085	170,685	151,224	157,838

Book value per share*	$25.24	$23.72	$21.67	$19.43	$18.61

Tier 1 Capital to risk-adjusted assets	12.49%	11.65%	13.08%	13.04%	13.16%
Total Capital to risk-adjusted assets	13.66%	12.62%	13.98%	14.00%	14.11%
Allowance for loan losses to total loans	1.21%	0.93%	0.92%	0.99%	1.00%
Non-performing assets to total assets	0.12%	0.24%	0.19%	0.19%	0.37%

* Per share information has been restated to reflect the 50% stock dividend declared in 2017.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2021 and 2020, and

for the years ended December 31, 2021 and 2020. This section should be read in conjunction with the consolidated financial statements and related footnotes.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost and 2) the financial condition of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not sell the securities before recovery of their cost basis. The Company believes that any unrealized losses at December 31, 2021 and 2020 represent temporary impairment of the securities.

The fair value of financial instruments is based upon quoted market prices, when available. For those instances where a quoted price is not available, fair values are based upon observable market based parameters, as well as unobservable parameters. Any such valuation is applied consistently over time.

In connection with the acquisition of Delaware in 2016, we recorded goodwill in the amount of $1.6 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of UpState.in July 2020, we recorded goodwill in the amount of $17.9 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. Goodwill is tested annually and deemed impaired when the carrying value of goodwill exceeds its implied fair value.

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2021 were $2.069 billion compared to $1.852 billion as of year-end 2020, an increase of $216.6 million. The increase in assets was primarily attributable to the $221.4 million increase in total deposits.

Loans Receivable

As of December 31, 2021, loans receivable totaled $1.355 billion compared to $1.411 billion as of year-end 2020, a decrease of $55.8 million due primarily to a $78.8 million decrease in PPP loans resulting from loan forgiveness. Commercial real estate loans grew $49.6 million, while residential mortgage loans increased $9.9 million during the year.

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2021, there were $141.7 million of indirect loans in the portfolio. In connection with the acquisition of UpState in 2020, the Company acquired approximately $413.5 million in loans, including $37.3 million in residential real estate loans, $289.0 million in commercial real estate loans, $92.0 million in commercial, financial and agricultural loans, and $2.3 million in consumer loans. As of December 31, 2021, the approximate outstanding balance of these acquired loans was $287.1 million. In connection with the acquisition of Delaware, the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans. As of December 31, 2021, the approximate outstanding balance of these acquired loans was $37.6 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2021, the Bank had approximately $135.7 million in loans on commercial rentals, as well as $116.3 million of loans outstanding on residential rentals, which are its largest lending concentrations.

As a qualified Small Business Administration (“SBA”) lender, the Bank originated $156.3 million of PPP loans in total, including loans originated by USNY Bank prior to the acquisition date.

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

The Bank’s adjustable-rate loan portfolio includes approximately $14.8 million in loan participations indexed to the London Interbank Offered Rate (“LIBOR”) which is expected to be phased out by June 30, 2023. The Bank anticipates that the terms of LIBOR-based loans, which have not matured prior to the phase-out of LIBOR will be negotiated to incorporate a to-be-determined substitute reference rate. The Bank must rely on the lead bank to renegotiate the terms of loans in which the Bank has a participation. There can be no assurance that the lead bank will be able to successfully renegotiate the loans in which the Bank has participations or that the substitute reference rate will perform as satisfactorily as LIBOR.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that are presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. Under the EGRRCPA, enacted in 2018, residential mortgages originated for portfolio by insured depository institutions, like the Bank, with less than $10 billion in total consolidated assets will be treated as qualified mortgages; provided that the mortgage terms do not include interest-only payments or negative amortization, total points and fees do not exceed 3% of the loan amount, prepayment penalties are not in excess of those permitted for qualified mortgages under Regulation Z and the lender has considered and documented the debt, income and financial resources of the borrower.

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

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2021. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year	After One to	After Five Years	After
	or Less	Five Years	Through 15 years	15 years	Total
	(dollars in thousands)

Real Estate:
Residential	$49,550	$119,830	$75,898	$27,762	$273,040
Commercial	55,376	192,647	327,434	53,267	628,724
Agricultural	1,003	1,420	16,475	43,027	61,925
Construction	2,483	807	8,036	10,664	21,990
Commercial loans	81,996	77,427	25,943	665	186,031
Other agricultural loans	10,390	10,700	13,848	2,992	37,930
Consumer loans	59,202	79,960	7,183	55	146,400
Total	$260,000	$482,791	$474,817	$138,432	$1,356,040

Loans with fixed rates	$46,765	$192,717	$345,033	$199,759	$784,274
Loans with floating rates	136,262	362,582	69,722	3,200	571,766
Total	$183,027	$555,299	$414,755	$202,959	$1,356,040

allowance for Loan Losses

The allowance for loan losses totaled $16,442,000 as of December 31, 2021 and represented 1.21% of total loans receivable compared to $13,150,000 and 0.93% of total loans as of year-end 2020. Net charge-offs for 2021 totaled $908,000 and represented 0.07% of average loans compared to $809,000 and 0.07% of average loans in 2020.

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

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. The Company has $10.8 million of junior lien home equity loans. For 2021, there were $13,000 of charge-offs for this portfolio, with recoveries of $13,000 in 2021.

As of December 31, 2021, the Company considered its concentration of credit risk profile to be acceptable. The highest concentrations are in commercial rentals and the residential rentals categories.

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

At December 31, 2021, the recorded investment in impaired loans, not requiring an allowance for loan losses, was $157,000 (net of charge-offs against the allowance for loan losses of $0). The recorded investment in impaired loans, requiring an allowance for loan losses, was $1,517,000, (net of charge-offs against the allowance for loan losses of $0) . At December 31, 2020, the recorded investment in impaired loans not requiring an allowance for loan losses, was $2,662,000 (net of charge-offs of $652,000). The recorded investment in impaired loans, requiring an allowance for loan losses, was $0.

As a result of its analysis, after applying these factors, management considers the allowance as of December 31, 2021, adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses that might be incurred in the future.

The following table sets forth information with respect to the Bank’s allowance for loan losses as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(dollars in thousands)
Total loans receivable, net of deferred fees	$1,354,931	$1,410,732

Allowance balance at beginning of period	$13,150	$8,509

Net (charge-offs) recoveries:
Real Estate-Residential	57	(35)
Real Estate-Commercial	(433)	(413)
Real Estate-Agricultural	—	—
Real Estate-Construction	—	—
Commercial loans	(124)	37
Other agricultural loans	(27)	(11)
Consumer	(381)	(387)

Total	(908)	(809)

Provision Expense	4,200	5,450
Allowance balance at end of period	$16,442	$13,150

Average loans receivable:
Real Estate-Residential	$264,305	$241,961
Real Estate-Commercial	595,854	511,592
Real Estate-Agricultural	64,295	26,935
Real Estate-Construction	21,793	18,268
Commercial loans	247,953	206,164
Other agricultural loans	40,215	16,645
Consumer	152,478	156,208

Total average loans outstanding	$1,386,893	$1,177,773

Net (charge-offs) recoveries as a percent of average loans outstanding
Real Estate-Residential	0.02%	(0.01)%
Real Estate-Commercial	(0.07)	(0.08)
Real Estate-Agricultural	-	-
Real Estate-Construction	-	-
Commercial loans	(0.05)	0.02
Other agricultural loans	(0.07)	(0.07)
Consumer	(0.25)	(0.25)

Total net charge-offs	(0.07)%	(0.07)%

Credit Quality Ratios:
As a percent of year-end loans, net of unearned income:
Allowance for loan losses	1.21%	0.93%
Nonaccrual loans	0.05%	0.24%
Nonperforming loans	0.05%	0.24%
Allowance for loan losses to nonaccrual loans	2557.08%	387.79%
Allowance for loan losses to nonperforming loans	2240.05%	387.79%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2021		2020
		% of		% of
		Loans		Loans
		to Total		to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate – residential	$2,175	20.1%	$1,960	18.6%
Real estate – commercial	10,878	46.4	8,004	41.0
Real estate – agricultural	—	4.6	—	4.7
Real estate – construction	133	1.6	150	1.5
Commercial	1,490	13.7	1,360	20.1
Other agricultural loans	—	2.8	—	2.9
Consumer	1,766	10.8	1,676	11.2
Total	$16,442	100%	$13,150	100%

As a result of the acquisition of UpState, the Company added $107.3 million of agricultural loans to the loan portfolio. These loans are included in the outstanding balance information, but do not require an allocation of the allowance for loan losses since they were recorded at fair value in accordance with ASC 310-20 and ASC 310-30.

Additional information about the allowance for loan losses at December 31, 2021 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 2 and Note 4 to the audited consolidated financial statements.

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

As of December 31, 2021, non-performing loans totaled $734,000 and represented 0.05% of total loans compared to $3,391,000 or 0.24% as of December 31, 2020. The decrease in the level of non-performing loans reflects upgrades to accrual status on several loans acquired from UpState, as well as payments received on other non-performing credits. Additionally, one loan with a carrying value of $1,487,000 as of December 31, 2020 was transferred to Foreclosed Real Estate Owned during 2021.

Foreclosed real estate owned totaled $1,742,000 as of December 31, 2021 and $965,000 as of December 31, 2020. During 2021, property with a carrying value of $255,000 was disposed of through a sale. The Company did not recorded a gain from the sale of the property. Additionally, one loan with a carrying value of $1,032,000 was transferred to Foreclosed Real Estate Owned during 2021.

Securities

The securities portfolio consists of U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities issued by government sponsored entities and municipal obligations. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2021, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2021, $406.8 million of securities were so classified and carried at their fair value, with unrealized losses, net of tax, of $1,453,000 included in accumulated other comprehensive income as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2021, the average life of the portfolio was 5.6 years. The Company has maintained a relatively short average life in the portfolio in order to generate cash flow to support loan growth and maintain liquidity levels. Purchases for the year totaled $268.2 million, while maturities and principal reductions totaled $68.2 million and proceeds from sales were $11.4 million. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity.

The following table sets forth certain information regarding securities not carried at fair value through earnings, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2021 and 2020. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities	$—	—%	$1,060	1.01%	$18,291	1.19%	$—	—%	$19,351	1.18%
U.S. Government agencies	—	—	—	—	16,011	1.51			16,011	1.51
State and political subdivision	583	1.93	10,427	3.14	20,601	2.25	114,256	2.33	145,867	2.38
Corporate obligations	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities-government sponsored entities	—	—	2,665	2.40	4,110	1.96	218,778	1.39	225,553	1.41

Total Investment Securities	$583	1.93%	$14,152	2.84%	$59,013	1.70%	$333,034	1.71%	$406,782	1.75%

The portfolio had no adjustable-rate instruments as of December 31, 2021 and 2020. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2021, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for other-than-temporary-impairment (OTTI) as fair value declines below cost. In estimating OTTI, management considers (1) the length of time and the extent of the decline in fair value and (2) the financial condition and near-term prospects of the issuer. As of December 31, 2021, the Company held 140 investment securities in a loss position, which had a combined unrealized loss of $4.8 million. Management believes that these losses are principally due to changes in interest rates and represent temporary impairment as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis. No impairment charges were recognized in 2021 or 2020.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures (see Note 16 of Notes to the Consolidated Financial Statements).

Approximately $406.8 million, which represents 19.7% of total assets at December 31, 2021, consisted of financial instruments recorded at fair value on a recurring basis. This amount consists entirely of the Company’s available for sale securities portfolio and interest rate derivatives. The Company uses valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. There were no transfers into or out of Level 3 for any instruments for the years ended December 31, 2021 and 2020.

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

The Company also utilizes a third party provider to provide the fair value of certain loan servicing rights. Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation. The fair value of mortgage servicing rights as of December 31, 2021 and 2020 was $500,000 and $476,000, respectively.

DEPOSITS

The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2021, the Bank has $992,000 of brokered deposits obtained through internet listing services, and no broker deposits which were secured through Cede & Co. All of these brokered deposits were acquired from UpState. The Bank has no current brokered deposits through its participation in the Certificate of Deposit Account Registry Service (“CDARS”). The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, PopMoney® mobile payments and Automated Clearing House (ACH) activity. The Bank operates thirty-one automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2021		2020
	Average		Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$423,404	—%	$297,175	—%
Interest-bearing demand	180,080	0.11	123,172	0.13
Money Market	295,626	0.23	185,214	0.28
Savings	265,981	0.06	200,042	0.06
Time	517,087	0.71	457,844	1.27

Total	$1,682,178		$1,263,447

As of December 31, 2021 and 2020, the total of uninsured deposits of the Company was $235,515,000 and $177,596,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

As of December 31, 2021, the total of U.S. time deposits in excess of the Federal Deposit Insurance Corporation insurance limits were $257,238,000.

The following table indicates the amount of time deposits that are uninsured by time remaining until maturity as of December 31, 2021:

Amount
(in thousands)

Three months or less	$65,401
Over 3 through 6 months	55,639
Over 6 months through 12 months	109,607
Over 12 months	26,591
$257,238

Total deposits as of December 31, 2021, were $1.757 billion, an increase of $221.4 million from December 31, 2020. Deposit growth included $145.4 million in non-maturity interest-bearing deposits, and $81.1 million in non-interest bearing demand deposits. The large increases recorded in 2021 reflect the cash inflow from economic stimulus related to the Covid-19 pandemic. Time deposits decreased $5.1 million.

Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers with maturities generally less than one year, totaled $257.2 million as of December 31, 2021, compared to $205.4 million at year-end 2020. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

As of December 31, 2021, non-interest bearing demand deposits totaled $440.7 million compared to $359.6 million at year-end 2020. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $60.8 million at year end 2021 compared to $63.3 million as of December 31, 2020. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the year ended December 31, 2021 was $24,915,000, which was $9,835,000 higher than the $15,080,000 earned in 2020. Earnings per share on a fully diluted basis were $3.04 for 2021 compared to $2.09 in 2020. The return on average assets for the year was 1.24% with a return on average equity of 12.35%, compared to 0.97% and 9.06%, respectively, in 2020. Net interest income increased $14,837,000, which offset a $4,138,000 increase in other expenses. The variances reflect the full-year effect of the results of the acquisition of UpState.

Net interest income (fully taxable equivalent, or fte) totaled $66,100,000, which was an increase of $14,741,000 from the 2020 total. Average loans outstanding increased $209.1 million in 2021, which resulted in an increase in interest income (fte) of $11.1 million. Total average securities increased $120.0 million in 2021 as proceeds from deposit growth and overnight liquidity were used to fund new purchases, resulting in a $1.2 million increase in interest income (fte) on securities. Average interest-bearing deposits increased $292.5 million, but decreasing interest rates on certificates of deposit resulted in a $1.9 reduction in interest expense. The cost of borrowed funds decreased $369,000 compared to the prior year due primarily to a lower cost of borrowings. The resulting net interest spread (fte) increased three basis points to 3.39% in 2021 as a 29 basis point reduction in the yield earned was offset by a 32 basis point decrease in the cost of funds. All variances include the full-year impact from the acquisition of UpState.

Loans receivable decreased $55.8 million from the prior year-end, due primarily to a $78.8 million decrease in PPP loans resulting from loan forgiveness. Loan growth included a $49.6 million increase in commercial real estate loans. Retail loans decreased $5.2 million in 2021 due to a $4.4 million decrease in real estate loans secured by farmland and a $4.7 million decrease in indirect auto and marine financing. Residential mortgage loans and construction loans increased $10.9 million, net. Total non-performing loans decreased from $3,391,000, or 0.24% of total loans at the end of 2020, to $734,000, or 0.05% of total loans on December 31, 2021. Net charge-offs totaled $908,000 in 2021, which was an increase from the $809,000 recorded in 2020. Based on management’s analysis, the Company determined that it would be appropriate to allocate $4,200,000 to the allowance for loan losses in 2021, which resulted in an increase in the ratio of the allowance for loan losses to total loans outstanding of 1.21% at December 31, 2021 compared to 0.93% at December 31, 2020. The allowance for loan losses represented 2,240% of total non-performing loans on December 31, 2021 compared to 388% as of December 31, 2020.

Total other income for the year ended December 31, 2021 totaled $8,325,000 compared to $7,780,000 in the prior year, an increase of $545,000. Gains on the sale of loans and investment securities decreased $329,000 in the aggregate, while service charges and fees increased $578,000. All other items of other income increased $296,000, net. The increase reflects the full-year of benefits derived from the acquisition of UpState.

Other expenses were $38,578,000 in 2021 compared to $34,440,000 for the similar period in 2020, an increase of $4,138,000. Salaries and benefits costs increased $3,487,000 in 2021, while occupancy and equipment costs rose $674,000. All other operating expenses decreased $23,000, net. The increases reflect the full-year cost of operating four new community offices acquired from UpState. Income tax expense for the year totaled $5,945,000, which was an increase of $2,659,000 from the prior year. The effective tax rate in 2021 was 19.3% compared to 17.9% in 2020.

The following table sets forth changes in net income (in thousands):

Net income 2020	$15,080
Net interest income	14,837
Provision for loan losses	1,250
Net gains on sales of loans and securities	(329)
Other income	874
Salaries and employee benefits	(3,487)
Occupancy, furniture and equipment	(674)
Professional fees	(520)
Merger related expenses	2,049
Other expenses	(1,506)
Income tax expense	(2,659)
Net income 2021	$24,915

NET INTEREST INCOME

Net interest income is the most significant source of revenue for the Company and represented 88.7% of total revenue for the year ended December 31, 2021. Net interest income (fte) totaled $66,100,000 for the year ended December 31, 2021 compared to $51,359,000 for 2020, an increase of $14,741,000. The resulting fte net interest spread and net interest margin were 3.39% and 3.50%, respectively, in 2021 compared to 3.36% and 3.55%, respectively, in 2020.

Interest income (fte) for the year ended December 31, 2021 totaled $71,857,000 compared to $59,338,000 in 2020. The fte yield on average earning assets was 3.81%, decreasing 29 basis points from the 4.10% reported last year. The tax-equivalent yield on total loans increased 10 basis points to 4.73% in 2021, while average loans outstanding increased $209.1 million, resulting in an increase in interest income (fte) from loans of $11.1 million. The yield on securities decreased 48 basis points in 2021 due primarily to lower yields on new purchases. Average securities outstanding increased $120.0 million as cash flow from deposit growth was utilized to fund new purchases, and interest income (fte) from the portfolio increased $1.2 million.

Interest expense was $5,757,000 in 2021 which resulted in an average cost of interest-bearing liabilities of 0.42% compared to total interest expense of $7,979,000 in 2020 with an average cost of 0.74%. Total interest-bearing deposits cost was 0.38% in 2021, which was a decrease of 30 basis points over the prior year. The decrease in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in a decrease in the interest rate paid from 1.27% in 2020 to 0.71% in 2021. Borrowing costs also decreased in 2021, reflecting the lower interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4,200,000 in 2021 compared to $5,450,000 in 2020. The decreased provision for loan losses recorded in 2021 reflects the improvement in the economic factor and other qualitative factors that are utilized to establish a subjective assessment of the adequacy of the allowance for loan losses. Qualitative factors specific to the pandemic that were developed in 2020 required a $2.3 million allocation to the required allowance for loan losses at December 31, 2021. Additionally, the qualitative factor related to large balance loans added $1.4 million to the allowance in 2021 due to growth in this category of loans and an increase in the factor.

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

OTHER INCOME

Total other income was $8,325,000 for the year ended December 31, 2021 compared to $7,780,000 in 2020, an increase of $545,000. Service charges and fees increased $572,000 in 2021, while gains on the sale of loans and investment securities decreased $329,000 in the aggregate. All other items of other income increased $302,000, net.

Other Income (dollars in thousands)

For the year ended December 31

	2021	2020
Service charges on deposit accounts	$398	$377
ATM Fees	443	457
Overdraft Fees	1,029	985
Safe deposit box rental	100	102
Loan related service fees	1,368	1,416
Debit card	2,228	1,656
Fiduciary activities	748	682
Commissions on mutual funds & annuities	127	122
Earnings on and proceeds from bank-owned life insurance	941	845
Other income	674	540
	8,056	7,182
Net realized gains on sales of securities	92	71
Gains on sales of loans	177	527
Total	$8,325	$7,780

OTHER EXPENSES

Other expenses totaled $38,578,000 for the year ended December 31, 2021 compared to $34,440,000 in the prior year. The $4,138,000 increase in other expenses reflects the additional costs related to the operations of the four new community offices acquired from UpState. Salaries and employee benefits costs increased $3,487,000 in 2021, while occupancy and equipment costs increased $674,000. All other operating expenses decreased $23,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income, was 51.8% in 2021 compared to 58.2% in 2020.

Other Expenses (dollars in thousands)

For the year ended December 31

	2021	2020
Salaries	$12,944	$10,903
Employee benefits	7,664	6,218
Occupancy	3,533	3,128
Furniture and equipment	1,289	1,020
Data processing and related operations	2,415	2,457
Federal Deposit Insurance Corporation insurance assessment	681	399
Advertising	473	385
Professional fees	1,582	1,062
Postage and telephone	993	983
Office supplies	443	555
Taxes, other than income	1,122	997
Foreclosed real estate	115	53
Amortization of intangible assets	123	114
Merger related	—	2,049
Other	5,201	4,117
Total	$38,578	$34,440

INCOME TAXES

Income tax expense for the year ended December 31, 2021 totaled $5,945,000, which resulted in an effective tax rate of 19.3%, compared to $3,286,000 and 17.9% for 2020. The higher effective tax rate reflects the increase in taxable income.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2021, was $205.3 million, compared to $194.8 million as of December 31, 2020. Earnings retention net of an $8.7 million reduction resulting from cash dividends declared, contributed to the increase. Fluctuations in interest rates impacted the fair value of the Company’s Available-for Sale securities, and contributed to $5.4 million decrease in capital as a reduction in accumulated other comprehensive income. As of December 31, 2021 the Company had a leverage capital ratio of

8.51%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 12.49%, and a total risk-based capital ratio of 13.66%, compared to 8.71%, 11.65% and 12.62%, respectively, at December 31, 2020.

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

The following table reconciles net interest income to net interest income on a tax-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2021	2020
Net interest income	$65,313	$50,476
Tax-equivalent basis adjustment
using a 21% marginal tax rate	787	883
Net interest income on a fully
taxable equivalent basis	$66,100	51,359

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2021			2020
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)		(2)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$175,854	$266	0.15%	$65,812	$72	0.11%
Securities available for sale:
Taxable	261,912	4,055	1.55	150,019	2,915	1.94
Tax-exempt	61,610	1,889	3.06	53,502	1,800	3.37
Total securities available for sale	323,522	5,944	1.84	203,521	4,715	2.32
Loans receivable (3)(4)	1,386,893	65,647	4.73	1,177,773	54,551	4.63
Total interest-earning assets	1,886,269	71,857	3.81	1,447,106	59,338	4.10
Noninterest earning assets:
Cash and due from banks	23,828			18,693
Allowance for loan losses	(15,263)			(10,388)
Other assets	114,210			100,144
Total noninterest earning assets	122,775			108,449
TOTAL ASSETS	$2,009,044			$1,555,555
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$475,706	894	0.19	$308,386	683	0.22
Savings	265,981	169	0.06	200,042	112	0.06
Time	517,087	3,694	0.71	457,844	5,815	1.27
Total interest-bearing deposits	1,258,774	4,757	0.38	966,272	6,610	0.68
Short-term borrowings	73,810	284	0.38	57,014	325	0.57
Other borrowings	36,196	716	1.98	50,286	1,044	2.08
Total interest-bearing liabilities	1,368,780	5,757	0.42	1,073,572	7,979	0.74
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	423,404			297,175
Other liabilities	15,179			18,381
Total noninterest-bearing liabilities	438,583			315,556
Stockholders’ equity	201,681			166,427
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,009,044			$1,555,555

Net Interest Income/spread
(tax equivalent basis)		66,100	3.39%		51,359	3.36%
Tax-equivalent basis adjustment		(787)			(883)
Net Interest Income		$65,313			$50,476
Net interest margin
(tax equivalent basis)			3.50%			3.55%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2021 compared to 2020
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$135	$59	$194
Securities available for sale:
Taxable	2,002	(862)	1,140
Tax-exempt securities	267	(178)	89
Total securities available for sale	2,269	(1,040)	1,229
Loans receivable	9,731	1,365	11,096
Total interest-earning assets	12,135	384	12,519

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	344	(133)	211
Savings	57	—	57
Time	468	(2,589)	(2,121)
Total interest-bearing deposits	869	(2,722)	(1,853)
Short-term borrowings	76	(117)	(41)
Other borrowings	(291)	(37)	(328)
Total interest-bearing liabilities	654	(2,876)	(2,222)

Net interest income (tax-equivalent basis)	$11,481	$3,260	$14,741

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of December 31, 2021, the level of net interest income at risk in a ± 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income.

Imbalances in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indicators of potential interest rate exposures over specific intervals.

At December 31, 2021, the Bank had a positive 90-day interest sensitivity gap of $175.1 million or 8.5% of total assets. The significant level of asset sensitivity reflects the increase in overnight liquidity on hand. A positive gap indicates that the balance sheet has a higher level of rate-sensitive assets (RSA) than rate-sensitive liabilities (RSL) at the specific time interval. This would indicate that in an increasing rate environment, the yield on interest-earning assets would increase faster than the cost of interest-bearing liabilities in the 90-day period. The level of RSA and RSL for an interval is managed by ALCO strategies, including adjusting the average life of the investment portfolio through purchases and sales, pricing of deposit liabilities to attract long or short-term time deposits, utilizing borrowings to fund loan growth, loan pricing to encourage variable-rate products and evaluation of loan sales of long-term, fixed-rate mortgages.

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

The following table displays interest-sensitivity as of December 31, 2021 (dollars in thousands):

	3 Months	3-12		Over
	Or Less	Months	1-3 Years	3 Years	Total
Federal funds sold and
interest-bearing deposits	$185,162	$446	$—	$—	$185,608
Securities	18,545	42,753	85,136	260,348	406,782
Loans Receivable	219,825	231,723	398,844	504,539	1,354,931
Total Rate Sensitive Assets (RSA)	$423,532	$274,922	$483,980	$764,887	$1,947,321

Non-maturity interest-bearing deposits	$119,877	$122,589	$324,937	$220,036	$787,439
Time Deposits	112,425	293,906	101,899	20,472	528,702
Borrowings	16,130	28,586	46,104	—	90,820
Total Rate Sensitive Liabilities (RSL)	$248,432	$445,081	$472,940	$240,508	$1,406,961

Interest sensitivity gap	$175,100	$(170,159)	$11,040	$524,379	$540,360
Cumulative gap	175,100	4,941	15,981	540,360
RSA/RSL-cumulative	170.5%	100.7%	101.4%	138.4%

As of December 31, 2020
Interest sensitivity gap	$106,233	$26,320	$649	$314,776	$447,978
Cumulative gap	106,233	132,553	133,202	447,978
RSA/RSL-cumulative	145.5%	122.0%	112.4%	135.0%

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

As of December 31, 2021, the Company had cash and cash equivalents of $206.7 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $406.8 million, which could be used for liquidity needs. This totals $613.5 million and represents 29.7% of total assets compared to $338.3 million and 18.3% of total assets as of December 31, 2020. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity position is adequate.

The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $190.0 million, with $0 outstanding at December 31, 2021 and $0 million outstanding at December 31, 2020. The maximum borrowing capacity from FHLB at December 31, 2021 was $607.1 million. As of December 31, 2021, the Company had $30.0 million in term borrowings from the FHLB, compared to $42.5 million at December 31, 2020. Outstanding Letters of Credit to secure public funds totaled $127.9 million and $100.0 million at December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data.

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

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

/s/ Lewis J. Critelli	/s/ William S. Lance

Lewis J. Critelli	William S. Lance
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.35 billion as of December 31, 2021, and the associated ALL was $16.4 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We evaluated the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

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

Cranberry Township, Pennsylvania

March 11, 2022

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$21,073	$19,445
Interest-bearing deposits with banks	185,608	92,248

Cash and cash equivalents	206,681	111,693

Securities available for sale	406,782	226,586
Loans receivable (net of allowance for loan losses 2021: $16,442; 2020: $13,150)	1,338,489	1,397,582
Regulatory stock, at cost	3,927	3,981
Premises and equipment, net	17,289	17,814
Bank owned life insurance	40,038	39,608
Accrued interest receivable	5,889	6,232
Foreclosed real estate owned	1,742	965
Goodwill	29,266	29,290
Other intangibles	407	530
Other assets	17,994	17,583

Total Assets	$2,068,504	$1,851,864

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$440,652	$359,559
Interest-bearing demand	196,786	149,692
Money market deposit accounts	309,439	259,974
Savings	281,214	232,329
Time	528,702	533,831

Total Deposits	1,756,793	1,535,385

Short-term borrowings	60,822	63,303
Other borrowings	29,998	42,459
Accrued interest payable	1,203	1,601
Other liabilities	14,426	14,331

Total Liabilities	1,863,242	1,657,079

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized: 5,000,000 shares, issued: none	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2021: 8,266,751 shares; 2020: 8,236,331 shares	827	824
Surplus	96,443	95,388
Retained earnings	110,015	93,796
Treasury stock at cost: 2021: 65,328 shares; 2020: 10,263 shares	(1,767)	(342)
Accumulated other comprehensive (loss) income	(256)	5,119

Total Stockholders' Equity	205,262	194,785

Total Liabilities and Stockholders' Equity	$2,068,504	$1,851,864

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$65,257	$54,046
Securities
Taxable	4,055	2,915
Tax exempt	1,492	1,422
Interest-bearing deposits with banks	266	72
Total Interest Income	71,070	58,455

INTEREST EXPENSE
Deposits	4,757	6,610
Short-term borrowings	284	325
Other borrowings	716	1,044
Total Interest Expense	5,757	7,979

Net Interest Income	65,313	50,476
PROVISION FOR LOAN LOSSES	4,200	5,450
Net Interest Income After
Provision for Loan Losses	61,113	45,026

OTHER INCOME
Service charges and fees	5,693	5,115
Income from fiduciary activities	748	682
Net realized gains on sales of securities	92	71
Net gain on sale of loans	177	527
Earnings and proceeds on life insurance policies	941	845
Other	674	540
Total Other Income	8,325	7,780

OTHER EXPENSES
Salaries and employee benefits	20,608	17,121
Occupancy	3,533	3,128
Furniture and equipment	1,289	1,020
Data processing and related operations	2,415	2,457
Federal Deposit Insurance Corporation insurance assessment	681	399
Advertising	473	385
Professional fees	1,582	1,062
Postage and telephone	993	983
Taxes, other than income	1,122	997
Foreclosed real estate	115	53
Amortization of intangible assets	123	114
Merger related	—	2,049
Other	5,644	4,672
Total Other Expenses	38,578	34,440

Income before Income Taxes	30,860	18,366
INCOME TAX EXPENSE	5,945	3,286
Net income	$24,915	$15,080
EARNINGS PER SHARE
BASIC	$3.05	$2.09
DILUTED	$3.04	$2.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2021	2020
NET INCOME	$24,915	$15,080

Other comprehensive (loss) income:
Unrealized gain on pension liability	220	241
Tax Effect	(46)	(51)
Investment securities available for sale:
Unrealized holding (loss) gains	(6,931)	4,809
Tax Effect	1,455	(1,011)
Reclassification of gains from sale of securities	(92)	(71)
Tax Effect	19	15
Other comprehensive (loss) income	(5,375)	3,932

COMPREHENSIVE INCOME	$19,540	$19,012

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2021 and 2020
			(In Thousands, Except Share and Per Share Data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2019	6,340,563	$634	$49,471	$86,536	12,007	$(400)	$1,187	$137,428
Net Income	—	—	—	15,080	—	—	—	15,080
Other comprehensive income	—	—	—	—	—	—	3,932	3,932
Cash dividends declared ($1.01 per share)	—	—	—	(7,820)	—	—	—	(7,820)
Acquisition of treasury stock	—	—	—	—	3,243	(108)	—	(108)
Acquisition of UpState New York Bancorp, Inc.	1,865,738	186	45,151					45,337
Stock options exercised	15,530	2	266	—	—	—	—	268
Sale of treasury stock for ESOP	—	—	(36)	—	(4,987)	166	—	130
Compensation expense related to
stock options	—	—	204	—	—	—	—	204
Restricted stock awards	14,500	2	332	—	—	—	—	334
BALANCE - DECEMBER 31, 2020	8,236,331	824	95,388	93,796	10,263	(342)	5,119	194,785
Net Income	—	—	—	24,915	—	—	—	24,915
Other comprehensive loss	—	—	—	—	—	—	(5,375)	(5,375)
Cash dividends declared ($1.06 per share)	—	—	—	(8,696)	—	—	—	(8,696)
Acquisition of treasury stock	—	—	—	—	56,162	(1,440)	—	(1,440)
Stock options exercised	22,420	2	392	—	—	—	—	394
Sale of treasury stock for ESOP	—	—	(5)	—	(4,997)	135	—	130
Compensation expense related to
stock options	—	—	214	—	—	—	—	214
Restricted stock awards	8,000	1	454		3,900	(120)	—	335
BALANCE - DECEMBER 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,915	$15,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,200	5,450
Depreciation	1,481	1,322
Amortization of intangible assets	123	114
Deferred income taxes	(383)	850
Net amortization of securities premiums and discounts	1,529	1,246
Net realized gains on sales of securities	(92)	(71)
Earnings and proceeds on life insurance policies	(941)	(845)
Loss on sales of fixed assets and foreclosed real estate owned	108	128
Net gain on sale of loans	(177)	(527)
Mortgage loans originated for sale	(8,616)	(12,312)
Proceeds from sale of loans originated for sale	8,793	12,839
Compensation expense related to stock options	214	204
Compensation expense related to restricted stock	335	332
Decrease (increase) in accrued interest receivable	343	(1,087)
Decrease in accrued interest payable	(398)	(1,006)
Other, net	(2,236)	(7,920)
Net Cash Provided by Operating Activities	29,198	13,797

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	11,366	24,497
Proceeds from maturities and principal reductions on mortgage-backed securities	68,218	58,876
Purchases	(268,242)	(82,351)
Purchase of regulatory stock	(4,201)	(4,001)
Redemption of regulatory stock	4,255	7,326
Net decrease (increase) in loans	57,938	(80,770)
Proceeds from bank-owned life insurance	511	—
Purchase of premises and equipment	(1,258)	(749)
Proceeds from sales of foreclosed real estate owned	291	612
Proceeds from sales of bank premises and fixed assets	158	10
Acquisition, net of cash and cash equivalents acquired	—	15,193
Net Cash Used for Investing Activities	(130,964)	(61,357)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	221,151	163,743
Net (decrease) increase in short-term borrowings	(2,481)	1,047
Repayments of other borrowings	(12,461)	(23,979)
Proceeds from other borrowings	—	10,000
Stock options exercised	394	268
Sale of treasury stock for ESOP	130	130
Acquisition of treasury stock	(1,440)	(108)
Cash dividends paid	(8,539)	(7,263)

Net Cash Provided by Financing Activities	196,754	143,838
Net Increase in Cash and Cash Equivalents	94,988	96,278

CASH AND CASH EQUIVALENTS - BEGINNING	111,693	15,415
CASH AND CASH EQUIVALENTS - ENDING	$206,681	$111,693

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2021	2020
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$6,155	$8,810
Income taxes paid, net of refunds	$5,330	$2,793
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$1,740	$592
Dividends payable	$2,296	$2,139

Merger with UpState New York Bancorp, Inc.
Noncash assets acquired:
Securities available-for-sale		$13,948
Regulatory stock		2,487
Loans		413,535
Premises and equipment, net		5,529
Accrued interest receivable		1,426
Deferred tax assets		1,495
Other assets		376
		$438,796

Liabilities assumed:
Time deposits		$204,440
Deposits other than time deposits		206,919
Accrued interest payable		175
Other liabilities		6,496
		418,030
Net Noncash Assets Acquired		20,766
Cash Acquired		$24,037

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2021	2020
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$398	$377
ATM Fees	443	457
Overdraft Fees	1,029	985
Safe deposit box rental	100	102
Loan related service fees	1,238	1,288
Debit card	2,228	1,656
Fiduciary activities	748	682
Commissions on mutual funds & annuities	127	122
Other income	674	540
Noninterest Income (in-scope of Topic 606)	6,985	6,209
Out-of-scope of Topic 606:
Net realized gains on sales of securities	92	71
Loan servicing fees	130	128
Gain on sales of loans	177	527
Earnings on and proceeds from bank-owned life insurance	941	845
Noninterest Income (out-of-scope of Topic 606)	1,340	1,571
Total Noninterest Income	$8,325	$7,780

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

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2021.

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

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2021 and 2020, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2021 and 2020, were $289,000 and $337,000, respectively.

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

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. No impairment was recognized for the years ended December 31, 2021 and 2020.

Other Intangible Assets

At December 31, 2021, the Company had other intangible assets of $407,000, which is net of accumulated amortization of $1,347,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2020, the Company had other intangible assets of $530,000, which was net of accumulated amortization of $1,224,000. Amortization expense related to other intangible assets was $123,000 and $114,000 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2022	$101
2023	85
2024	69
2025	54
2026	38
Thereafter	60
$407

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2021 or 2020, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$19,550	$6	$(205)	$19,351
U.S. Government agencies	16,251	24	(264)	16,011
States and political subdivisions	145,107	2,155	(1,395)	145,867
Mortgage-backed securities-
government sponsored entities	227,712	766	(2,925)	225,553
Total debt securities	$408,620	$2,951	$(4,789)	$406,782

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Government agencies	$3,998	$—	$(29)	$3,969
States and political subdivisions	70,672	2,419	—	73,091
Corporate obligations	3,019	13	—	3,032
Mortgage-backed securities-
government sponsored entities	143,712	2,809	(27)	146,494
Total debt securities	$221,401	$5,241	$(56)	$226,586

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,361	$(205)	$—	$—	$18,361	$(205)
U.S. Government agencies	7,912	(109)	3,843	(155)	11,755	(264)
States and political subdivisions	74,658	(1,395)	—	—	74,658	(1,395)
Mortgage-backed securities-government sponsored entities	170,647	(2,856)	2,919	(69)	173,566	(2,925)
	$271,578	$(4,565)	$6,762	$(224)	$278,340	$(4,789)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$3,969	(29)	$—	$—	$3,969	$(29)
Mortgage-backed securities-government sponsored entities	4,980	$(27)	—	—	4,980	(27)
	$8,949	$(56)	$—	$—	$8,949	$(56)

The Company has 137 debt securities in the less than twelve month category and 3 debt securities in the twelve months or more category as of December 31, 2021. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2021. Management believes that all other unrealized losses represent temporary impairment of the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The amortized cost and fair value of debt securities as of December 31, 2021 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$1,086	$1,093
Due after one year through five years	11,268	11,488
Due after five years through ten years	54,965	54,392
Due after ten years	113,589	114,256
	180,908	181,229

Mortgage-backed securities - government sponsored entities	227,712	225,553
	$408,620	$406,782

Gross realized gains and gross realized losses on sales of securities available for sale were $92,000 and $0, respectively, in 2021, compared to $71,000 and $0, respectively, in 2020. The proceeds from the sales of securities totaled $11,366,000 and $24,497,000 for the years ended December 31, 2021 and 2020, respectively.

Securities with a carrying value of $339,769,000 and $199,361,000 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2021		December 31, 2020
Real Estate:
Residential	$273,040	20.1%	$263,127	18.6%
Commercial	628,724	46.4	579,104	41.0
Agricultural	61,925	4.6	66,334	4.7
Construction	21,990	1.6	21,005	1.5
Commercial loans	186,031	13.7	283,741	20.1
Other agricultural loans	37,930	2.8	40,929	2.9
Consumer loans to individuals	146,400	10.8	158,049	11.2
Total loans	1,356,040	100.0%	1,412,289	100.0%

Deferred fees, net	(1,109)		(1,557)
Total loans receivable	1,354,931		1,410,732
Allowance for loan losses	(16,442)		(13,150)
Net loans receivable	$1,338,489		$1,397,582

During 2021 and 2020, the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2021 and 2020, the Company had outstanding principal balances of $15,209,000 and $95,043,000, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.9 million and $2.3 million in fees associated with the processing of these loans in 2021 and 2020, respectively. Upon funding of the loans, these fees were deferred and are amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31:

(In thousands)

	2021	2020
Balance at beginning of period	$1,365	$—
Additions	—	1,724
Accretion	(880)	(353)
Reclassification and other	1,399	(6)
Balance at end of period	$1,884	$1,365

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2021	December 31, 2020
Outstanding Balance
	$12,862	$15,570
Carrying Amount
	$8,304	$9,281

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

There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality. As of December 31, 2021, for loans that were acquired prior to 2020 with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2021
Individually evaluated for impairment	$—	$1,658	$—	$—	$16	$—	$—	$1,674
Loans acquired with deteriorated credit quality	784	3,285	1,918	—	198	2,119	—	8,304
Collectively evaluated for impairment	272,256	623,781	60,007	21,990	185,817	35,811	146,400	1,346,062
Total Loans	$273,040	$628,724	$61,925	$21,990	$186,031	$37,930	$146,400	$1,356,040

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2020
Individually evaluated for impairment	$—	$2,582	$—	$—	$80	$—	$—	$2,662
Loans acquired with deteriorated credit quality	591	3,995	2,043	194	246	2,212	—	9,281
Collectively evaluated for impairment	262,536	572,527	64,291	20,811	283,415	38,717	158,049	1,400,346
Total Loans	$263,127	$579,104	$66,334	$21,005	$283,741	$40,929	$158,049	$1,412,289

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2021	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$141	$141	$—
Commercial loans	16	16	—
Subtotal	157	157	—

With an allowance recorded:
Real Estate Loans
Commercial	1,517	1,517	272

Subtotal	1,517	1,517	272
Total:
Real Estate Loans
Commercial	$1,658	$1,658	$272
Commercial loans	16	16	—
Total Impaired Loans	$1,674	$1,674	$272

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2020	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$2,582	$3,234	$—
Commercial loans	80	80	—
Subtotal	2,662	3,314	—

With an allowance recorded:
Real Estate Loans
Commercial	—	—	—

Subtotal	—	—	—
Total:
Real Estate Loans
Residential			—
Commercial	$2,582	$3,234	$—
Commercial loans	80	80	—
Total Impaired Loans	$2,662	$3,314	$—

The following information for impaired loans is presented for the years ended December 31, 2021 and 2020:

	Average Recorded		Interest Income
	Investment		Recognized
	2021	2020	2021	2020
	(In thousands)
Total:
Real Estate Loans
Commercial	$2,358	$2,105	$157	$14
Commercial loans	18	16	7	—
Total Loans	$2,376	$2,121	$164	$14

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of December 31, 2021, there were no troubled debt restructured loans. During 2021, there were no new loan relationships identified as troubled debt restructurings. During 2021, there were no charge-offs on loans classified as troubled debt restructurings.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2021 and 2020, foreclosed real estate owned totaled $1,742,000 and $965,000, respectively. As of December 31, 2021, included within foreclosed real estate owned are two commercial properties that were received via a deed in lieu. As of December 31, 2021, the Company has initiated formal foreclosure proceedings on five consumer residential mortgage loans with an outstanding balance of $532,000.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of December 31, 2021 and December 31, 2020 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial real estate loans	$618,541	$5,146	$4,765	$—	$272	$628,724
Real estate - agricultural	60,193	—	1,732	—	—	61,925
Commercial loans	185,729	199	103	—	—	186,031
Other agricultural loans	35,573	210	2,147	—	—	37,930
Total	$900,036	$5,555	$8,747	$—	$272	$914,610

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2020
Commercial real estate loans	$566,418	$6,346	$6,340	$—	$—	$579,104
Real estate - agricultural	58,322	5,111	2,901	—	—	66,334
Commercial loans	282,915	437	389	—	—	283,741
Other agricultural loans	35,772	2,786	2,371	—	—	40,929
Total	$943,427	$14,680	$12,001	$-	$-	$970,108

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Nonperforming loans include loans that have been placed on nonaccrual status and loans remaining in accrual status on which the contractual payment of principal and interest has become 90 days past due.

The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2021 and December 31, 2020 (in thousands):

	Performing	Nonperforming	Total
December 31, 2021
Residential real estate loans	$272,571	$469	$273,040
Construction	21,990	—	21,990
Consumer loans to individuals	146,345	55	146,400
Total	$440,906	$524	$441,430

	Performing	Nonperforming	Total
December 31, 2020
Residential real estate loans	$262,556	$571	$263,127
Construction	21,005	—	21,005
Consumer loans to individuals	157,864	185	158,049
Total	$441,425	$756	$442,181

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2021 and December 31, 2020 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2021
Real Estate loans
Residential	$271,622	$155	$10	$—	$469	$634	$784	$273,040
Commercial	625,336	—	—	—	103	103	3,285	628,724
Agricultural	59,982	25	—	—	—	25	1,918	61,925
Construction	21,990	—	—	—	—	—	-	21,990
Commercial loans	185,801	3	13	91	16	32	198	186,031
Other agricultural loans	35,811	—	—	—	—	—	2,119	37,930
Consumer loans	145,986	248	111	—	55	414	-	146,400
Total	$1,346,528	$431	$134	$91	$643	$1,208	$8,304	$1,356,040

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2020
Real Estate loans
Residential	$261,406	$355	$204	$—	$571	$1,130	$591	$263,127
Commercial	573,376	59	—	—	1,674	1,733	3,995	579,104
Agricultural	63,615	—	—	—	676	676	2,043	66,334
Construction	20,811	—	—	—	—	—	194	21,005
Commercial loans	282,374	1,009	90	—	22	1,121	246	283,741
Other agricultural loans	38,454	—	—	—	263	263	2,212	40,929
Consumer loans	157,538	233	93	—	185	511	-	158,049
Total	$1,397,574	$1,656	$387	$—	$3,391	$5,434	$9,281	$1,412,289

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Charge Offs	(17)	(452)	—	(200)	(480)	(1,149)
Recoveries	74	19	—	49	99	241
Provision for loan losses	158	3,307	(17)	281	471	4,200
Ending balance, December 31, 2021	$2,175	$10,878	$133	$1,490	$1,766	$16,442
Ending balance individually evaluated for impairment	$—	$272	$—	$—	$—	$272
Ending balance collectively evaluated for impairment	$2,175	$10,606	$133	$1,490	$1,766	$16,170

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2019	$1,552	$4,687	$95	$949	$1,226	$8,509
Charge Offs	(41)	(452)	—	(18)	(431)	(942)
Recoveries	6	39	—	44	44	133
Provision for loan losses	443	3,730	55	385	837	5,450
Ending balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Ending balance collectively evaluated for impairment	$1,960	$8,004	$150	$1,360	$1,676	$13,150

During the period ended December 31, 2021, the allowance for loan losses increased from $13,150,000 to $16,442,000. This $3,292,000 increase in the required allowance was due primarily to a $1.5 million increase in the qualitative factor related to loan growth and a $1.4 million increase due to an increase in the qualitative factor related to large balance loans.

During the period ended December 31, 2020, the allowance for loan losses increased from $8,509,000 to $13,150,000. This $4,641,000 increase in the required allowance was due primarily to a $2.3 million increase in the qualitative factor related to economic conditions and a $2.2 million increase due to new qualitative factors directly related to the COVID-19 pandemic.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of the loans was $35,000 and $286,000 for 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2021, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $135.7 million, or 10.0% of loans outstanding, to commercial rentals, and $116.3 million, or 8.6% of loans outstanding, to residential rentals. There were no charge-offs on loans within these concentrations for the years ended December 31, 2021 and 2020, respectively.

During 2021, the Company sold residential mortgage loans totaling $8,616,000. During 2020, the Company sold residential mortgage loans totaling $12,312,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $177,000 and $0, respectively, in 2021 and $527,000 and $0, respectively, in 2020. The proceeds from the sales of residential mortgage loans totaled $8,793,000 and $12,839,000 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the outstanding value of loans serviced for others totaled $65.4 million and $72.5 million, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2021	2020
	(In Thousands)
Land and improvements	$3,879	$3,878
Buildings and improvements	21,846	21,545
Furniture and equipment	10,183	9,717
	35,908	35,140
Accumulated depreciation	(18,619)	(17,326)

	$17,289	$17,814

Depreciation expense totaled $1,481,000 and $1,322,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations greater than $250,000 were $257,238,000 and $205,376,000 at December 31, 2021 and 2020, respectively.

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$406,331
2023	70,921
2024	30,978
2025	10,533
2026	9,939
$528,702

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2021	2020
	(In Thousands)
Securities sold under agreements to repurchase	$60,822	$63,303
Federal Home Loan Bank short-term borrowings	—	—
	$60,822	$63,303

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2021	2020
	(Dollars In Thousands)
Average balance during the year	$73,810	$57,014
Average interest rate during the year	0.39%	0.55%
Maximum month-end balance during the year	$90,409	$69,294
Weighted average interest rate at the end of the year	0.34%	0.43%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $66,353,000 and $65,162,000 at December 31, 2021 and $63,462,000 and $64,429,000 at December 31, 2020, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The collateral pledged for repurchase agreements that are classified as secured borrowings is summarized as follows (in thousands):

	As of December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$65,162	$—	$—	$—	$65,162

Total liability recognized for repurchase agreements					60,822

	As of December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$64,429	$—	$—	$—	$64,429

Total liability recognized for repurchase agreements					63,303

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2021, there were no borrowings outstanding on this line. There were no borrowings outstanding on this line of credit at December 31, 2020. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2022. There were no borrowings under this line of credit at December 31, 2021 and 2020. The Company has a line of credit commitment available from PNC Bank for $16,000,000 at December 31, 2021. There were no borrowings under this line of credit at December 31, 2021 and December 31, 2020. The Company also has a line of credit commitment from Zions Bank for $17,000,000. There were no borrowings under this line of credit at December 31, 2021 and December 31, 2020.

Other borrowings consisted of the following at December 31, 2021 and 2020:

	2021	2020
	(In Thousands)

Amortizing fixed rate borrowing due March 2022 at 1.75%	$227	$1,126
Amortizing fixed rate borrowing due August 2022 at 1.94%	1,364	3,376
Amortizing fixed rate borrowing due October 2022 at 1.88%	1,386	3,021
Amortizing fixed rate borrowing due October 2023 at 3.24%	3,856	5,865
Amortizing fixed rate borrowing due December 2023 at 3.22%	2,097	3,096
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	5,190	7,616
Amortizing fixed rate borrowing due April 2024 at 0.91%	5,878	8,359
	$29,998	$42,459

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2021 are as follows (in thousands):

2022	$2,977
2023	21,143
2024	5,878
$29,998

The Bank’s maximum borrowing capacity with the FHLB was $607,092,000 of which $29,998,000 was outstanding in the form of advances and $127,850,000 was outstanding in the form of letters of credit at December 31, 2021. Advances from the FHLB are secured by qualifying assets of the Bank.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2021 and 2020, amounted to $587,000 and $571,000 respectively. The right-of-use asset associated with operating leases amounted to $4,511,000 and $4,938,000 at December 31, 2021 and 2020, respectively. The lease liability associated with operating leases amounted to $4,577,000 and $4,984,000 at December 31, 2021 and 2020, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2021.

Operating
Weighted-average remaining term	11.5 years
Weighted-average discount rate	2.95%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2021, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2022	$546
2023	535
2024	543
2025	561
2026	504
2027 and thereafter	2,815
Total undiscounted cash flows	5,504
Discount on cash flows	(927)
Total lease liabilities	$4,577

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2021, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions of up to 15% of the employee’s compensation, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after one year of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after five years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,135,000 and $1,049,000 for the years ended December 31, 2021 and 2020, respectively.

The Company has several non-qualified supplemental executive retirement plans for the benefit of certain executive officers and former officers. At December 31, 2021 and 2020, other liabilities include $3,481,000 and $3,529,000 accrued under the Plan. Compensation expense includes approximately $364,000 and $495,000 relating to the supplemental executive retirement plan for 2021 and 2020, respectively. To fund the benefits under this plan, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2021 and 2020, the cash value of these policies was $40,038,000 and $39,608,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit expense included in salaries and employee benefits was $153,000 and $86,000 for the years ended December 31, 2021 and 2020, respectively.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2021 and 2020 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,630,000 and $1,477,000 at December 31, 2021 and 2020, respectively.

Through its acquisition of Delaware, the Company also has certain director fee deferral and continuation plans. These plans allowed directors to defer director fees and provide a benefit payment for a period of five years to fifteen years. The Company expensed $0 and $2,000 under these plans in 2021 and 2020, respectively. At December 31, 2021 and 2020, the liability under these plans was $5,000 and $82,000, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Mulitemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2021 and 2020, the Company’s Plan was 116.6% and 94.2% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $17,000 in 2021 and $24,000 in 2020. During the plan years ending December 31, 2021 and 2020, the Company made contributions of $17,000 and $24,000, respectively.

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

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

(in Thousands)	2021	2020
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(8,065)	$(7,515)
Service cost	(51)	(58)
Interest cost	(206)	(257)
Actuarial (gain) loss	177	(767)
Benefits paid	523	532
Benefit obligation at end of year	$(7,622)	$(8,065)
Change in plan assets:
Fair value of plan assets at beginning of year	$7,744	$6,853
Actual return on plan assets	474	1,416
Benefits paid	(527)	(525)
Fair value of assets at end of year	7,691	7,744
Funded status at end of year	$69	$(321)

The Delaware Plan paid $523,000 and $532,000 in benefit payments in 2021 and 2020, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $460,000, $445,000, $437,000, $441,000 and $431,000 for the

next five years. Payments are expected to be approximately $2,055,000 in total for the five-year period ending December 31, 2031. The Company was not required to make any contributions to the Delaware Plan in 2021 or 2020. The increase in the projected discount rate from 2.63% to 2.93% decreased the projected benefit obligation for the year ended December 31, 2021 by approximately $280,000.

The accumulated benefit obligation for the Delaware Plan was $7,622,000 and $8,065,000 at December 31, 2021 and 2020, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income for the years ended December 31 (in thousands):

	2021	2020
Transition asset	$—	$—
Prior service credit	—	—
Gain	220	241
Total	$220	$241

Net pension cost (income) included the following components (in thousands):

	2021	2020
Service cost benefits earned during the period	$51	$58
Interest cost on projected benefit obligation	206	257
Actual return on assets	(394)	(395)
Net amortization and deferral	(34)	(20)

Net periodic pension cost (income)	$(171)	$(100)

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2021	2020
Discount rate	2.93%	2.63%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

	2021	2020
Discount rate	2.63%	3.55%
Expected long-term return on plan assets	5.25%	6.00%
Rate of compensation increase	—%	—%

The expected long-term return on plan assets was determined based upon expected returns on individual asset types included in the asset portfolio.

The Delaware Plan’s weighted-average asset allocations at December 31, by asset category, are as follows:

	2021	2020
Cash equivalents	—%	—%
Equity securities	35.7%	31.6%
Fixed income securities	35.0%	62.6%
Other	29.3%	5.8%
	100.0%	100.0%

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

At December 31, 2021 and 2020, the System had an investment concentration of approximately 100% and 99%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund. Primarily all of the assets of the JPMCD LDI Diversified Balance Fund are valued at Net Asset Value (“NAV”). The NAV of the fund is determined at the last sales price or official market closing price on the primary exchange on which the instrument is traded before the net asset values of the Funds are calculated on a valuation date. In accordance with ASC Subtopic 820-10, certain investments measured at net asset value per share (or its equivalents) are not required to be classified in the fair value hierarchy.

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2021	2020
	(In Thousands)
Current	$6,328	$7,754
Deferred	(383)	(4,468)
	$5,945	$3,286

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2021, the Company had a $3,894,000 net operating loss carryforward that will begin to expire by December 31, 2036. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	before Income Taxes
	Years Ended December 31,
	2021	2020
Tax at statutory rates	21.0%	21.0%
Tax exempt interest income, net of interest expense disallowance	(1.9)	(3.7)
Non-deductible merger related expenses	—	1.1
Earnings and proceeds on life insurance	(0.6)	(1.0)
Other	0.8	0.5

	19.3%	17.9%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2021	2020
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,855	$2,761
Deferred compensation	817	758
Core deposit intangible	231	230
Prepaid expenses	—	20
Pension liability	302	118
Foreclosed real estate valuation allowance	19	17
Net operating loss carryforward	913	893
Purchase price adjustment	2,487	2,832
Deferred loan fees	—	60
Net unrealized loss on securities	386	—
Other	404	747
Total Deferred Tax Assets	9,414	8,436

Deferred tax liabilities:
Premises and equipment	1,004	920
Deferred loan fees	125	—
Net unrealized gain on pension liability	318	272
Net unrealized gain on securities	—	1,089
Total Deferred Tax Liabilities	1,447	2,281

Net Deferred Tax Asset	$7,967	$6,155

The Company’s federal and state income tax returns for taxable years through 2018 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2021, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2021:
Total capital (to risk-weighted assets)	$191,469	13.66%	≥$112,117	≥8.00%	≥$140,146	≥10.00%
Tier 1 capital (to risk-weighted assets)	175,027	12.49	≥84,087	≥6.00	≥112,117	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	175,027	12.49	≥63,066	≥4.50	≥91,095	≥6.50
Tier 1 capital (to average assets)	175,027	8.51	≥82,243	≥4.00	≥102,804	≥5.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$172,103	12.62%	≥$109,123	≥8.00%	≥$136,404	≥10.00%
Tier 1 capital (to risk-weighted assets)	158,953	11.65	≥81,842	≥6.00	≥109,123	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	158,953	11.65	≥61,382	≥4.50	≥88,663	≥6.50
Tier 1 capital (to average assets)	158,953	8.71	≥72,994	≥4.00	≥91,243	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2021.

Pennsylvania banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2021, dividends from the Bank available to be paid to the Company, without prior approval of the Bank's regulatory agency, totaled $42.7 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 22, 2014, the Company’s stockholders approved the Norwood Financial Corp 2014 Equity Incentive Plan. An aggregate of 375,000 shares of authorized but unissued Common Stock of the Company were reserved for future issuance under the Plan. This includes up to 60,000 shares for awards to outside directors. The Plan also authorized the Company to award restricted stock to officers and outside directors, limited to 63,000 shares of restricted stock awards for officers and 12,000 shares of restricted stock awards for outside directors. At the Annual Meeting held on April 24, 2018, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to ease certain restrictions on restricted stock awards to outside directors. As a result of this amendment, the number of shares available for restricted stock awards to officers was reduced by 300 shares to 62,700, while the number of shares available for restricted stock awards to outside directors was increased by 20,300 to 32,300 shares. Under this plan, the Company granted 296,966 shares, which included 191,865 options to employees, 10,400 options to directors, 62,625 shares of restricted stock to officers and 32,075 shares of restricted stock to directors. The restricted shares vest over five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2021, there were 78,035 shares available for future awards under this plan, which includes 60,510 shares available for officer awards and 17,525 shares available for awards to outside directors. Included in these totals are 75 shares available for restricted stock awards to officers and 25 shares available for restricted stock awards to outside directors.

Total unrecognized compensation cost related to stock options was $269,000 as of December 31, 2021 and $214,000 as of December 31, 2020. Salaries and employee benefits expense includes $214,000 and $204,000 of compensation costs related to options for the years ended December 31, 2021 and 2020, respectively. Compensation costs related to restricted stock amounted to $335,000 and $334,000 for the years ended December 31, 2021 and 2020, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2021 and 2020 was $953,000 and $1,202,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2021			2020
		Weighted			Weighted
		Average	Average		Average	Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	215,970	$25.73		199,825	$24.78
Granted	43,500	25.80		33,750	26.93
Exercised	(22,420)	17.59		(15,530)	17.25
Forfeited	(10,975)	29.48		(2,075)	16.83

Outstanding, end of year	226,075	$26.37	$520	215,970	$25.73	$742,738

Exercisable, end of year	182,575	$26.50	$511	182,220	$25.51	$742,738

Exercise prices for options outstanding as of December 31, 2021 ranged from $17.93 to $36.02 per share. The weighted average remaining contractual life is 6.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2021	2020
Dividend yield	3.55%	3.55%
Expected life	10 years	10 years
Expected volatility	34.69%	34.15%
Risk-free interest rate	1.51%	0.91%
Weighted average fair value of options granted	$6.49	$6.34

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $394,000 in 2021. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2021, for the shares issued in connection with stock option exercises, 22,420 shares in total, all shares were issued from available authorized shares.

As of December 31, 2021, outstanding stock options consist of the following:

		Average			Average
	Options	Exercise	Remaining	Options	Exercise
	Outstanding	Price	Life, Years	Exercisable	Price

	21,450	$18.03	1.0	21,450	$18.03
	1,650	18.36	1.0	1,650	18.36
	19,375	17.93	2.0	19,375	17.93
	8,250	19.39	2.9	8,250	19.39
	9,375	19.03	3.9	9,375	19.03
	14,375	22.37	5.0	14,375	22.37
	26,750	32.81	6.0	26,750	32.81
	23,600	32.34	7.0	23,600	32.34
	24,000	36.02	8.0	24,000	36.02
	33,750	26.93	9.0	33,750	26.93
	1,000	26.35	9.3	—	—
	1,000	25.38	9.5	—	—
	41,500	25.80	9.9	—	—

Total	226,075			182,575

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2021		2020
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	39,135	$30.72	36,195	$31.65
Granted	8,000	25.80	14,500	26.93
Vested	(11,205)	32.15	(11,560)	32.89
Forfeited	(3,900)	31.72	—	—
Non-vested at December 31	32,030	$26.76	39,135	$30.72

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2021	2020
	(In Thousands, Except Per Share Data)
Numerator, net income	$24,915	$15,080

Denominator:
Weighted average shares outstanding	8,213	7,239
Less: Weighted average unvested restricted shares	(35)	(36)
Denominator: Basic earnings per share	8,178	7,203

Weighted average shares outstanding, basic	8,178	7,203
Add: Dilutive effect of stock options and restricted stock	21	27
Denominator: Diluted earnings per share	8,199	7,230

Basic earnings per common share	$3.05	$2.09

Diluted earnings per common share	$3.04	$2.09

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 109,100 and 116,350 for the years ended December 31, 2021 and 2020, respectively, based on the closing price of the Company’s common stock which was $25.99 and $26.17 as of December 31, 2021 and 2020, respectively.

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

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2021	2020
	(In Thousands)
Commitments to grant loans	$78,996	$78,310
Unfunded commitments under lines of credit	156,899	137,965
Standby letters of credit	8,462	5,636
	$244,357	$221,911

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

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2021, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $235,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2021	2020	Interest Rate Paid	Interest Rate Received	2021	2020
Customer interest rate swap

Maturing November, 2030	$6,873	$7,222	1 month LIBOR + Margin	Fixed	$144	$165
Maturing December, 2030	4,553	4,800	1 month LIBOR + Margin	Fixed	91	111

Total	$11,426	$12,022			$235	$276

Third party interest rate swap

Maturing November, 2030	$6,873	$7,222	Fixed	1 month LIBOR + Margin	$144	$165
Maturing December, 2030	4,553	4,800	Fixed	1 month LIBOR + Margin	91	111

Total	$11,426	$12,022			$235	$276

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2021
Interest rate derivatives	Other assets	$235	Other liabilities	$235

December 31, 2020
Interest rate derivatives	Other assets	276	Other liabilities	276

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2021
ASSETS
U.S. Treasury securities	$19,351	$—	$19,351	$—
U.S. Government agencies	16,011	—	16,011	—
States and political subdivisions	145,867	—	145,867	—
Mortgage-backed securities-government
sponsored entities	225,553	—	225,553	—
Interest rate derivatives	235	—	235	—

LIABILITIES
Interest rate derivatives	235	—	235	—

December 31, 2020
ASSETS
U.S. Government agencies	$3,969	$—	$3,969	$—
States and political subdivisions	73,091	—	73,091	—
Corporate obligations	3,032	—	3,032	—
Mortgage-backed securities-government
sponsored entities	146,494	—	146,494	—
Interest rate derivatives	276	—	276	—

LIABILITIES
Interest rate derivatives	276	—	276	—

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

Interest Rate Swaps:

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the LIBOR swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using LIBOR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2021 and 2020 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2021
Impaired Loans	$1,402	$—	$—	$1,402
Foreclosed real estate	1,742	—	—	1,742

December 31, 2020
Impaired Loans	$2,662	$—	$—	$2,662
Foreclosed real estate	965	—	—	965

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2021, the fair value investment in impaired loans totaled $1,402,000, which included three loan relationships with a carrying value of $157,000 that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2021, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2021, the fair value investment in impaired loans included one loan relationships with a carrying value of $1,517,000 that required a valuation allowance of $272,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2021, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$1,402	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (1.12%)

Foreclosed real estate owned	$1,742	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2020
Impaired loans	$2,662	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.59% (9.75%)

Foreclosed real estate owned	$965	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2021 and December 31, 2020. (In thousands):

	Fair Value Measurements at December 31, 2021

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$206,681	$206,681	$206,681	$—	$—
Loans receivable, net	1,338,489	1,389,870	—	—	1,389,870
Mortgage servicing rights	289	500	—	—	500
Regulatory stock (1)	3,927	3,927	3,927	—	—
Bank owned life insurance (1)	40,038	40,038	40,038	—	—
Accrued interest receivable (1)	5,889	5,889	5,889	—	—

Financial liabilities:
Deposits	1,756,793	1,759,722	1,228,091	—	531,631
Short-term borrowings (1)	60,822	60,822	60,822	—	—
Other borrowings	29,998	30,221	—	—	30,221
Accrued interest payable (1)	1,203	1,203	1,203	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2020

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,693	$111,693	$111,693	$—	$—
Loans receivable, net	1,397,582	1,493,480	—	—	1,493,480
Mortgage servicing rights	337	476	—	—	476
Regulatory stock (1)	3,981	3,981	3,981	—	—
Bank owned life insurance (1)	39,608	39,608	39,608	—	—
Accrued interest receivable (1)	6,232	6,232	6,232	—	—

Financial liabilities:
Deposits	1,535,385	1,540,661	1,001,554	—	539,107
Short-term borrowings (1)	63,303	63,303	63,303	—	—
Other borrowings	42,459	43,452	—	—	43,452
Accrued interest payable (1)	1,601	1,601	1,601	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2021 and 2022:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2020	$4,096	$1,023	$5,119
Other comprehensive income (loss) before reclassification	(5,476)	174	(5,302)
Amount reclassified from accumulated other comprehensive loss	(73)	—	(73)
Total other comprehensive income	(5,549)	174	(5,375)
Balance as of December 31, 2021	$(1,453)	$1,197	$(256)

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2019	$354	$833	$1,187
Other comprehensive income (loss) before reclassification	3,798	190	3,988
Amount reclassified from accumulated other comprehensive loss	(56)	—	(56)
Total other comprehensive	3,742	190	3,932
Balance as of December 31, 2020	$4,096	$1,023	$5,119

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2021 and 2020:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2021	2020
Unrealized gains on available for sale securities	$92	$71	Net realized gains on sales of securities
	(19)	(15)	Income tax expense
	$73	$56

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

The allocation of purchase consideration related to the Merger was considered preliminary, primarily with respect to certain tax-related assets and liabilities. Subsequent to the closing date of the acquisition, final tax returns were prepared and filed for UpState which resulted in tax refunds related to the operations of UpState and USNY Bank.

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

The Company finalized the allocation of purchase price during the second quarter of 2021, which was within the one-year measurement-period following the acquisition. The final adjustment resulted in a $24,000 reduction in goodwill and had no impact to results of operations during the second quarter.

The following table summarizes the purchase of UpState as of July 7, 2020:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration in Common Stock
UpState New York Bancorp, Inc. common shares settled for stock	1,987,206
Exchange Ratio	0.9390
Norwood Financial Corp shares issued	1,865,738
Value assigned to each Norwood Financial Corp common share	$24.30
Purchase price assigned to UpState New York Bancorp, Inc. common shares		$45,337
exchanged for Norwood Financial Corp shares

Purchase Price Consideration - Cash for Common Stock
UpState New York Bancorp, Inc. shares exchanged for cash, excluding fractional shares	220,794
Purchase price paid to each UpState New York Bancorp, Inc. common share exchanged for cash	$33.33
Purchase price assigned to UpState New York Bancorp, Inc. common shares exchanged for cash		$7,359
Purchase price additional cash consideration per share		1,479
Purchase price consideration - Cash-in-lieu of Fractional Shares		6
Total Purchase Price		$54,181

Net Assets Acquired:

UpState New York Bancorp, Inc. shareholders' equity	$44,803
UpState New York Bancorp, Inc. goodwill and intangibles	-
Total tangible equity	44,803

Adjustments to reflect assets acquired at fair value:
Investments	(112)
Loans
Interest rate	3,982
General credit	(10,529)
Specific credit - non-amortizing	(5,213)
Specific credit - amortizing	(1,724)
Core deposit intangible	409
Deferred loan fees	(812)
Premises and equipment	(1,211)
Allowance for loan and lease losses	5,982
Deferred tax assets	3,730
Other	(48)

Adjustments to reflect liabilities acquired at fair value:
Time deposits	(3,011)

Net assets acquired		36,246
Goodwill resulting from merger		$17,935

The following condensed statement reflects the values assigned to UpState New York Bancorp, Inc. net assets as of the acquisition date:

(In Thousands)

Total purchase price		$54,181

Net assets acquired:
Cash	$24,037
Securities available for sale	13,836
Loans	405,221
Premises and equipment, net	4,318
Regulatory stock	2,487
Accrued interest receivable	1,426
Core deposit intangible	564
Other assets	5,398
Deposits	(414,370)
Accrued interest payable	(175)
Other liabilities	(6,496)
Total identifiable net assets acquired		36,246

Goodwill resulting from UpState New York Bancorp, Inc. Merger		$17,935

The Company recorded goodwill associated with the acquisition of UpState totaling $17,935,000. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize any impairment during the year ended December 31, 2021. The carrying amount of the goodwill at December 31, 2021 related to the UpState acquisition was $17,935,000.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. During the year ended December 31, 2021, no such adjustments were recorded. The identifiable intangible assets consist of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at December 31, 2021 was $409,000 with $108,000 accumulated depreciation as of that date.

As of December 31, 2021, the current year and estimated future amortization expense for the core deposit intangible associated with the UpState acquisition is:

(In thousands)

2022	$63
2023	56
2024	48
2025	41
After five years	93
$301

The following table presents financial information for the former UpState included in the Consolidated Statements of Income from the date of acquisition through December 31, 2020:

Actual From
Acquisition Date
Through
December 31,2020
(in thousands)

Net interest income after provision for loan losses	$7,291
Noninterest income	$313

The following table presents pro forma information for the years ended December 31, 2021 and 2020, as if the acquisition of UpState had occurred on January 1, 2020. This table has been prepared for comparative purposes only, and is not indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results:

Pro Forma
Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)	2020
Net interest income after provision for loan losses	$52,897
Noninterest income	8,726
Net income	20,613
Pro forma earnings per share:
Basic	$2.52
Diluted	$2.52

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

Under the original terms of the PPP, an eligible business can apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly payroll costs; or (2) $10.0 million. PPP loans will have: (a) an interest rate of 1.0%, (b) a two-year or five-year loan term to maturity; and (c) principal and interest payments deferred for ten months from the end of the coverage period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2021, the Company approved over 1,900 applications for $156.3 million of loans under the PPP.

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

On December 27, 2020, the president signed into law the Consolidated Appropriations Act, 2021, which amended CARES Act Section 4013.  The amendment extends the applicable period for which a financial institution is able to (a) suspend the requirements under United States generally accepted accounting principles for loan modifications related to the coronavirus disease (COVID-19) pandemic that would otherwise be categorized as a troubled debt restructuring and (b) any determination of a loan modified as a result of the effects of the COVID-19 pandemic as being a TDR, including impairment for accounting purposes. The amended end date for the relief related to a financial institution electing to suspend TDR and loan impairment accounting for qualifying modifications was extended from the earlier of December 31, 2020, or 60 days after the national emergency concerning COVID-19 declared by the president terminates to the earlier of January 1, 2022, or 60 days after the national emergency concerning COVID-19 declared by the president terminates.

According to the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued by the federal bank regulatory agencies on April 7, 2020, short-term loan modifications not otherwise eligible under Section 4013 that are made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 4 of the financial statements for additional disclosure of TDRs at December 31, 2021.

The following table presents a summary of loans that were granted forbearance by type of loan during the years ended December 31, 2021 and 2020:

Loan Type	Number of Loans	Balance (in thousands)
Real Estate Loans:
Residential	118	$10,883
Commercial	385	218,984
Agricultural	16	5,267
Construction	24	4,125
Commercial	186	23,801
Other agricultural loans	—	-
Consumer loans to individuals	486	11,130
Total	1,215	$274,190

As of December 31, 2021, no loans remained in deferment under the Bank’s COVID-19 loan forbearance program.

NOTE 20 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2021	2020
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$1,511	$854
Investment in bank subsidiary	204,547	195,035
Other assets	2,472	2,337
Total assets	$208,530	$198,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$3,268	$3,441
Stockholders’ equity	205,262	194,785
Total liabilities and stockholders' equity	$208,530	$198,226

STATEMENTS OF INCOME

	Years Ended December 31,
	2021	2020
Income:	(In Thousands)
Dividends from bank subsidiary	$10,697	$15,319

Expenses	627	1,704
	10,070	13,615
Income tax benefit	(171)	(180)
	10,241	13,795
Equity in undistributed earnings of subsidiary	14,674	1,285
Net Income	$24,915	$15,080
Comprehensive Income	$19,540	$19,012

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,915	$15,080
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(14,674)	(1,285)
Other, net	(129)	28
Net Cash Provided by Operating Activities	10,112	13,823

CASH FLOWS FROM INVESTING ACTIVITIES
Outlays for business combinations	—	(8,844)
Net Cash (Used in) Provided by Investing Activities	—	(8,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	394	268
Sale of treasury stock for ESOP	130	130
Acquisition of treasury stock	(1,440)	(108)
Cash dividends paid	(8,539)	(7,263)
Net Cash Used in Financing Activities	(9,455)	(6,973)
Net Increase (Decrease) in Cash and Cash Equivalents	657	(1,994)

CASH AND CASH EQUIVALENTS - BEGINNING	854	2,848
CASH AND CASH EQUIVALENTS - ENDING	$1,511	$854

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

(b) Internal Control over Financial Reporting. Management’s Report on Internal Control over Financial Reporting is included in this Annual Report on Form 10-K under Item 8.

(c) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

Item 11. Executive Compensation.

The information contained under the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

(d)          Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders:

2014 Equity Incentive Plan, as amended	226,075	$26.37	78,035

Equity compensation plans
not approved by security holders:.

None	—	—	—

TOTAL	226,075	$26.37	78,035

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal III -Ratification of Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Listed below are all financial statements, schedules and exhibits filed as part of this Annual Report on Form 10-K.

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C. (PCAOB: 00074), independent registered public accounting firm.

2.Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (13)
3(ii)	Bylaws of Norwood Financial Corp (1)
4.1	Specimen Stock Certificate of Norwood Financial Corp (2)
4.2	Description of Capital Stock of Norwood Financial Corp (15)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.7†	2006 Stock Option Plan (7)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.11†	2014 Equity Incentive Plan, as amended (9)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (10)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Change-In-Control Severance Agreement, dated February 14, 2022, by and among Norwood Financial Corp, Wayne Bank, and Vincent G. O’Bell
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody (11)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp, Wayne Bank and William S. Lance (11)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp, Wayne Bank and Robert J. Mancuso (11)
10.19	Wayne Bank Executive Annual Incentive Plan (14)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (12)
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

(3)	Incorporated herein by reference from the identically numbered exhibits to the Company’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.1 to the Company’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.

(7)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(8)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006.

(9)	Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-8 (File No. 333-195643) filed with the Commission on May 4, 2018.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.
(11)	Incorporated by reference into this document from the exhibits to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(13)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(14)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.

(15) Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the

Commission on March 9, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 11, 2022	By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 11, 2022 on behalf of the registrant and in the capacities indicated.

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