Form 10-K/A
period 2021-12-31
NORWOOD FINANCIAL CORP
filed 2022-03-31
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K/A

Amendment No. 1

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

Purpose for Amendment:

     The purpose of this amendment is solely to supplement Part II, Item 8, of the Annual Report on Form 10-K for Norwood Financial Corp for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 11, 2022, to include the manually signed conformed copy of the Report Of Independent Registered Public Accounting Firm (the “Report”) which was inadvertently omitted from the original filed copy of the Form 10-K. The Registrant did have the manually signed copy of the Report dated March 11, 2022, at the time of the original filing of the Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein.

Item 8. Financial Statements and Supplementary Data.

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

/s/ S.R. Snodgrass P.C.

Cranberry Township, Pennsylvania

March 11, 2022

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)The manually signed conformed copy of the independent registered public accounting firm report of S.R. Snodgrass, P.C. (PCAOB: 00074) is filed herewith under Item 8. Financial Statements and Supplementary Data, as part of this Annual Report on Form 10-K/A Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 2022.

NORWOOD FINANCIAL CORP

By:	/s/ Lewis J. Critelli
Lewis J. Critelli President and Chief Executive Officer
By:	/s/ William S. Lance
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)