Form 10-Q
period 2022-03-31
NORWOOD FINANCIAL CORP
filed 2022-05-06
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2022
Common stock, par value $0.10 per share	8,203,312

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$22,394	$21,073
Interest-bearing deposits with banks	143,632	185,608
Cash and cash equivalents	166,026	206,681
Securities available for sale, at fair value	434,924	406,782
Loans receivable	1,371,645	1,354,931
Less: Allowance for loan losses	16,660	16,442
Net loans receivable	1,354,985	1,338,489
Regulatory stock, at cost	3,423	3,927
Bank premises and equipment, net	17,022	17,289
Bank owned life insurance	40,215	40,038
Accrued interest receivable	5,876	5,889
Foreclosed real estate owned	590	1,742
Goodwill	29,266	29,266
Other intangibles	380	407
Other assets	24,991	17,994
TOTAL ASSETS	$2,077,698	$2,068,504
LIABILITIES
Deposits:
Non-interest bearing demand	$438,979	$440,652
Interest-bearing	1,342,798	1,316,141
Total deposits	1,781,777	1,756,793
Short-term borrowings	63,622	60,822
Other borrowings	26,844	29,998
Accrued interest payable	1,160	1,203
Other liabilities	17,489	14,426
TOTAL LIABILITIES	1,890,892	1,863,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2022: 8,268,401 shares, 2021: 8,266,751 shares	827	827
Surplus	96,619	96,443
Retained earnings	114,845	110,015
Treasury stock at cost: 2022: 65,089 shares; 2021: 65,328 shares	(1,760)	(1,767)
Accumulated other comprehensive loss	(23,725)	(256)
TOTAL STOCKHOLDERS’ EQUITY	186,806	205,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,077,698	$2,068,504

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Loans receivable, including fees	$15,375	$16,146
Securities	1,894	1,112
Other	78	43
Total interest income	17,347	17,301
INTEREST EXPENSE
Deposits	1,059	1,255
Short-term borrowings	48	69
Other borrowings	139	201
Total interest expense	1,246	1,525
NET INTEREST INCOME	16,101	15,776
PROVISION FOR LOAN LOSSES	300	1,500
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,801	14,276
OTHER INCOME
Service charges and fees	1,470	1,247
Income from fiduciary activities	202	160
Net realized gains on sales of securities	—	21
Gain on sale of loans, net	—	29
Gain on sales of foreclosed real estate owned	427	3
Earnings and proceeds on bank owned life insurance	176	374
Other	1,063	158
Total other income	3,338	1,992
OTHER EXPENSES
Salaries and employee benefits	5,431	4,953
Occupancy, furniture & equipment, net	1,307	1,220
Data processing and related operations	628	603
Taxes, other than income	294	305
Professional fees	575	540
Federal Deposit Insurance Corporation insurance	183	181
Foreclosed real estate	53	33
Amortization of intangibles	27	35
Other	1,659	1,585
Total other expenses	10,157	9,455
INCOME BEFORE INCOME TAXES	8,982	6,813
INCOME TAX EXPENSE	1,854	1,271
NET INCOME	$7,128	$5,542
BASIC EARNINGS PER SHARE	$0.87	$0.68
DILUTED EARNINGS PER SHARE	$0.87	$0.67

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$7,128	$5,542
Other comprehensive loss:
Investment securities available for sale:
Unrealized holding loss	(29,708)	(3,901)
Tax effect	6,239	820
Reclassification of investment securities gains
recognized in net income	—	(21)
Tax effect	—	4
Other comprehensive loss	(23,469)	(3,098)
Comprehensive Income (Loss)	$(16,341)	$2,444

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2022 and 2021

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	7,128	-	-	-	7,128
Other comprehensive loss	-	-	-	-	-	-	(23,469)	(23,469)
Cash dividends declared ($0.28 per share)	-	-	-	(2,298)	-	-	-	(2,298)
Acquisition of treasury stock	-	-	-	-	511	(13)	-	(13)
Compensation expense related to restricted stock	-	-	82	-			-	82
Stock options exercised	1,650		27	-	(750)	20	-	47
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, March 31, 2022	8,268,401	$827	$96,619	$114,845	65,089	$(1,760)	$(23,725)	$186,806

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	5,542	-	-	-	5,542
Other comprehensive loss	-	-	-	-	-	-	(3,098)	(3,098)
Cash dividends declared ($0.26 per share)	-	-	-	(2,137)	-	-	-	(2,137)
Acquisition of treasury stock	-	-	-	-	7,405	(194)	-	(194)
Compensation expense related to restricted stock	-	-	204	-	3,900	(120)	-	84
Stock options exercised	3,750	-	71	-	-	-	-	71
Compensation expense related to stock options	-	-	54	-	-	-	-	54
Balance, March 31, 2021	8,240,081	$824	$95,717	$97,201	21,568	$(656)	$2,021	$195,107

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$7,128	$5,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	1,500
Depreciation	372	373
Amortization of intangible assets	27	35
Deferred income taxes	258	4
Net amortization of securities premiums and discounts	395	360
Net realized gain on sales of securities	—	(21)
Earnings and proceeds on life insurance policies	(176)	(374)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(427)	(3)
Net amortization of loan fees	(280)	(655)
Net gain on sale of loans	—	(29)
Loans originated for sale	—	(1,083)
Proceeds from sale of loans originated for sale	—	1,112
Compensation expense related to stock options	67	54
Compensation expense related to restricted stock	82	84
Decrease (increase) in accrued interest receivable	13	(85)
Decrease in accrued interest payable	(43)	(231)
Other, net	1,671	956
Net cash provided by operating activities	9,387	7,539
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	1,127
Proceeds from maturities and principal reductions on mortgage-backed securities	13,254	15,576
Purchases	(71,498)	(69,602)
Purchase of regulatory stock	(106)	(1,229)
Redemption of regulatory stock	610	1,167
Net increase in loans	(16,142)	(10,262)
Proceeds from bank-owned life insurance policies	—	511
Purchase of premises and equipment	(105)	(207)
Proceeds from sales of foreclosed real estate owned	1,579	124
Net cash used in investing activities	(72,408)	(62,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	24,984	149,803
Net increase in short-term borrowings	2,800	9,614
Repayments of other borrowings	(3,154)	(3,093)
Stock options exercised	47	71
Purchase of treasury stock	(13)	(194)
Cash dividends paid	(2,298)	(2,139)
Net cash provided by financing activities	22,366	154,062
(Decrease) increase in cash and cash equivalents	(40,655)	98,806
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	206,681	111,693
CASH AND CASH EQUIVALENTS, END OF PERIOD	$166,026	$210,499

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$1,289	$1,756
Income taxes paid, net of refunds	$106	$50
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$67	$296
Dividends payable	$2,298	$2,137

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2022	2021
In-scope of Topic 606:
Service charges on deposit accounts	$99	$97
ATM fees	105	101
Overdraft fees	288	228
Safe deposit box rental	22	27
Loan related service fees	269	245
Debit card fees	628	492
Fiduciary activities	202	160
Commissions on mutual funds and annuities	41	36
Gains on sales of other real estate owned	427	3
Other income	1,063	154
Noninterest Income (in-scope of Topic 606)	3,144	1,543
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	21
Loan servicing fees	18	25
Gains on sales of loans	—	29
Earnings on and proceeds from bank-owned life insurance	176	374
Noninterest Income (out-of-scope of Topic 606)	194	449
Total Noninterest Income	$3,338	$1,992

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2022	2021
Weighted average shares outstanding	8,203	8,227
Less: Unvested restricted shares	(32)	(37)
Basic EPS weighted average shares outstanding	8,171	8,190
Basic EPS weighted average shares outstanding	8,171	8,190
Add: Dilutive effect of stock options and restricted shares	25	24
Diluted EPS weighted average shares outstanding	8,196	8,214

For the three month period ended March 31, 2022, there were 74,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $28.59 per share as of March 31, 2022.

For the three month period ended March 31, 2021, there were 114,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $26.61 per share as of March 31, 2021.

4.           Stock-Based Compensation

During the three-month period ended March 31, 2022, no stock options were granted. As of March 31, 2022, there was $202,000 of total unrecognized compensation cost related to non-vested options granted in 2021 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2022. Compensation costs related to stock options amounted to $67,000 and $54,000 during the three-month periods ended March 31, 2022 and 2021, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2022 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2022	226,075	$26.37	6.4	Yrs.	$520
Granted	—	-	-
Exercised	(2,400)	19.62	2.0
Forfeited	—	-	-
Outstanding at March 31, 2022	223,675	$26.44	6.2	Yrs.	$860
Exercisable at March 31, 2022	180,175	$26.59	5.3	Yrs.	$739

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $28.59 per share as of March 31, 2022 and $25.99 per share as of December 31, 2021.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2022 and 2021 is as follows:

	2022		2021
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	32,030	$26.76	39,135	$30.72
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	(3,900)	30.86
Non-vested, March 31,	32,030	$26.76	35,235	$30.71

The expected future compensation expense relating to the 32,030 shares of non-vested restricted stock outstanding as of March 31, 2022 is $871,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $82,000 and $84,000 during the three-month periods ended March 31, 2022 and 2021, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2022 and 2021:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(23,469)
Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(23,469)
Balance as of March 31, 2022	$(23,725)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive income before reclassification	(3,081)
Amount reclassified from accumulated other comprehensive income	(17)
Total other comprehensive income	(3,098)
Balance as of March 31, 2021	$2,021

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2022 and 2021:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	March 31,		Statements
Details about other comprehensive income	2022	2021	of Income
Unrealized gains on available for sale securities	$—	$21	Net realized gains on sales of securities
Tax effect	—	(4)	Income tax expense
	$—	$17

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2022	2021
Commitments to grant loans	$82,432	$82,444
Unfunded commitments under lines of credit	151,759	136,710
Standby letters of credit	8,877	5,606
	$243,068	$224,760

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2022 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$21,596	$-	$(1,378)	$20,218
U.S. Government agencies	16,281	-	(1,300)	14,981
States and political subdivisions	162,271	362	(12,635)	149,998
Mortgage-backed securities-
government sponsored entities	266,322	10	(16,605)	249,727
Total debt securities	$466,470	$372	$(31,918)	$434,924

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$19,550	$6	$(205)	$19,351
States and political subdivisions	16,251	24	(264)	16,011
Corporate obligations	145,107	2,155	(1,395)	145,867
Mortgage-backed securities-government
sponsored entities	227,712	766	(2,925)	225,553
Total debt securities	$408,620	$2,951	$(4,789)	$406,782

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$20,218	$(1,378)	$-	$-	$20,218	$(1,378)
U.S. Government agencies	12,648	(947)	2,333	(353)	14,981	(1,300)
States and political subdivisions	112,284	(11,171)	10,522	(1,464)	122,806	(12,635)
Mortgage-backed securities-government sponsored entities	201,488	(12,501)	41,483	(4,104)	242,971	(16,605)
	$346,638	$(25,997)	$54,338	$(5,921)	$400,976	$(31,918)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,361	$(205)	$-	$-	$18,361	$(205)
U.S. Government agencies	7,912	(109)	3,843	(155)	11,755	(264)
States and political subdivisions	74,658	(1,395)	-	-	74,658	(1,395)
Mortgage-backed securities-government sponsored entities	170,647	(2,856)	2,919	(69)	173,566	(2,925)
	$271,578	$(4,565)	$6,762	$(224)	$278,340	$(4,789)

At March 31, 2022, the Company had 249 debt securities in an unrealized loss position in the less than twelve months category and 28 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2022. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$2,139	$2,160
Due after one year through five years	11,754	11,630
Due after five years through ten years	59,323	54,894
Due after ten years	126,932	116,513
	200,148	185,197
Mortgage-backed securities-government sponsored entities	266,322	249,727
	$466,470	$434,924

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2022	2021
Gross realized gains	$—	$21
Gross realized losses	—	—
Net realized gain	$—	$21
Proceeds from sales of securities	$—	$1,127

Securities with a carrying value of $336,782,000 and $339,769,000 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2022		December 31, 2021
Real Estate Loans:
Residential	$276,592	20.2%	$273,040	20.1%
Commercial	641,581	46.7	628,724	46.4
Agricultural	64,153	4.7	61,925	4.6
Construction	19,407	1.4	21,990	1.6
Commercial loans	183,212	13.3	186,031	13.7
Other agricultural loans	36,729	2.7	37,930	2.8
Consumer loans to individuals	150,818	11.0	146,400	10.8
Total loans	1,372,492	100.0%	1,356,040	100.0%
Deferred fees, net	(847)		(1,109)
Total loans receivable	1,371,645		1,354,931
Allowance for loan losses	(16,660)		(16,442)
Net loans receivable	$1,354,985		$1,338,489

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of March 31, 2022 and December 31, 2021, the Company had outstanding principal balances of $5.7 million and $15.2 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of March 31, 2022, $145.8 million of PPP loans have been forgiven. PPP loans are included in the commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.1 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of March 31, 2022, the carrying value of these unamortized loan fees was $156,000.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	March 31, 2022	December 31, 2021
Outstanding Balance	$10,239	$12,862
Carrying Amount	$6,814	$8,304

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

Changes in the accretable yield for purchased credit impaired loans for the three-months ended March 31, 2022 and 2021, were as follows (in thousands):

	2022	2021
Balance at beginning of period	$1,884	$1,365
Additions	—	—
Accretion	(258)	(176)
Reclassification and other	(386)	43
Balance at end of period	$1,240	$1,232

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, foreclosed real estate owned totaled $590,000 and $1,742,000, respectively. During the three months ended March 31, 2022, there were no additions to the foreclosed real estate category. The Company disposed of a parcel of the one property that was previously transferred to foreclosed real estate owned with a carrying value of $120,000, and disposed of another property with a carrying value of $1,032,000 through the sale of the property. As of March 31, 2022, the Company has initiated formal foreclosure proceedings on six properties classified as consumer residential mortgages with an aggregate carrying value of $454,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
March 31, 2022	(In thousands)
Individually evaluated for impairment	$—	$1,643	$—	$—	$16	$—	$—	$1,659
Loans acquired with deteriorated credit quality	669	2,744	1,925	—	—	1,476	—	6,814
Collectively evaluated for impairment	275,923	637,194	62,228	19,407	183,196	35,253	150,818	1,364,019
Total Loans	$276,592	$641,581	$64,153	$19,407	$183,212	$36,729	$150,818	$1,372,492

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2021
Individually evaluated for impairment	$-	$1,658	$—	$-	$16	$—	$-	$1,674
Loans acquired with deteriorated credit quality	784	3,285	1,918	-	198	2,119	-	8,304
Collectively evaluated for impairment	272,256	623,781	60,007	21,990	185,817	35,811	146,400	1,346,062
Total Loans	$273,040	$628,724	$61,925	$21,990	$186,031	$37,930	$146,400	$1,356,040

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
March 31, 2022		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$1,643	$1,643	$—
Commercial Loans	16	16	—
Subtotal	$1,659	$1,659	$—
Total:
Real Estate Loans:
Commercial	$1,643	$1,643	$—
Commercial Loans	16	16	—
Total Impaired Loans	$1,659	$1,659	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$141	$141	$—
Commercial Loans	16	16	—
Subtotal	157	157	—
With an allowance recorded:
Real Estate Loans
Commercial	1,517	1,517	272
Subtotal	1,517	1,517	272
Total:
Real Estate Loans:
Commercial	1,658	1,658	272
Commercial Loans	16	16	—
Total Impaired Loans	$1,674	$1,674	$272

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended March 31, 2022 and 2021, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
Real Estate Loans:
Commercial	$1,650	$2,566	$17	$1
Commercial Loans	16	122	—	—
Total	$1,666	$2,688	$17	$1

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of March 31, 2022 and December 31, 2021, the Company had no troubled debt restructured loans to report. For the three-month period ended March 31, 2022 and 2021, there were no new loans identified as troubled debt restructurings.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of March 31, 2022 and December 31, 2021 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
March 31, 2022
Commercial real estate loans	$635,807	$1,093	$4,681	$—	$641,581
Real estate - agricultural	62,413	—	1,740	—	64,153
Commercial loans	182,927	195	90	—	183,212
Other agricultural loans	35,101	207	1,421	—	36,729
Total	$916,248	$1,495	$7,932	$—	$925,675

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2021
Commercial real estate loans	$618,541	$5,146	$4,765	$272	$628,724
Real estate - agricultural	60,193	—	1,732	—	61,925
Commercial loans	185,729	199	103	—	186,031
Other agricultural loans	35,573	210	2,147	—	37,930
Total	$900,036	$5,555	$8,747	$272	$914,610

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of March 31, 2022 and December 31, 2021 (in thousands):

	Performing	Nonperforming	Total
March 31, 2022
Residential real estate loans	$276,132	$460	$276,592
Construction	19,407	—	19,407
Consumer loans to individuals	150,687	131	150,818
Total	$446,226	$591	$446,817

	Performing	Nonperforming	Total
December 31, 2021
Residential real estate loans	$272,571	$469	$273,040
Construction	21,990	—	21,990
Consumer loans to individuals	146,345	55	146,400
Total	$440,906	$524	$441,430

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2022 and December 31, 2021 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
March 31, 2022
Real Estate loans
Residential	$275,081	$242	$140	$-	$460	$842	$669	$276,592
Commercial	638,502	194	40	-	101	335	2,744	641,581
Agricultural	62,228	-	-	-	-	-	1,925	64,153
Construction	19,407	-	-	-	-	-	-	19,407
Commercial loans	183,122	74	-	-	16	90	-	183,212
Other agricultural loans	35,163	90		-	-	90	1,476	36,729
Consumer loans	150,451	167	69	-	131	367	-	150,818
Total	$1,363,954	$767	$249	$-	$708	$1,724	$6,814	$1,372,492

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual		Purchased Credit-Impaired	Total Loans
December 31, 2021
Real Estate loans
Residential	$271,622	$155	$10	$-	$469	$634	-	$784	$273,040
Commercial	625,336	-	-	-	103	103	-	3,285	628,724
Agricultural	59,982	25	-		-	25		1,918	61,925
Construction	21,990	-	-	-	-	-	-	-	21,990
Commercial loans	185,801	3	13	91	16	32	-	198	186,031
Other agricultural loans	35,811	-	-		-	-		2,119	37,930
Consumer loans	145,986	248	111	-	55	414	-	-	146,400
Total	$1,346,528	$431	$134	$91	$643	$1,208	-	$8,304	$1,356,040

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of March 31, 2022, the allocation of the allowance pertaining to each major category of loans includes an allocation for loans secured by farmland and other agricultural loans. As of March 31 2022, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries, although the factor has been reduced from the December 31, 2021 level. The qualitative factor related to the deferral of payments due to COVID-19 has been eliminated. At March 31, 2022, the allowance for loan losses includes $1.7 million of COVID related factors, compared to $2.3 million at December 31, 2021. The 2022 allowance for loan losses excludes Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(115)	-	-	-	(15)	-	(52)	(182)
Recoveries	2	74	-	-	9	-	15	100
Provision for loan losses	264	(665)	504	1	11	292	(107)	300
Ending balance, March 31, 2022	$2,326	$10,287	$504	$134	$1,495	$292	$1,622	$16,660
Ending balance individually evaluated for impairment	$-	$1,643	$-	$-	$16	$-	$-	$1,659
Ending balance collectively evaluated for impairment	$2,326	$8,644	$504	$134	$1,479	$292	$1,622	$15,001

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$-	$150	$1,360	$-	$1,676	$13,150
Charge Offs	(5)	-	-	-	(60)	-	(103)	(168)
Recoveries	2	4	-	-	8	-	13	27
Provision for loan losses	167	1,076	-	(28)	97	-	188	1,500
Ending balance, March 31, 2021	$2,124	$9,084	$—	$122	$1,405	$—	$1,774	$14,509
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$38	$-	$—	$38
Ending balance collectively evaluated for impairment	$2,124	$9,084	$—	$122	$1,367	$—	$1,774	$14,471

The Company’s primary business activity as of March 31, 2022 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2022, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $138.0 million of loans outstanding, or 10.1 % of total loans outstanding, and residential rentals with loans outstanding of $116.4 million, or 8.5% of loans outstanding. During 2022, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the three-month periods ended March 31, 2022 and 2021, amounted to $148,000 and $147,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2022.

Operating
Weighted-average remaining term	11.3
Weighted-average discount rate	2.89%

The following table presents the undiscounted cash flows due related to operating leases as of March 31, 2022, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2021	$405
2022	535
2023	544
2024	561
2025	504
2026 and thereafter	2,815
Total undiscounted cash flows	5,364
Discount on cash flows	(891)
Total lease liabilities	$4,473

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$20,218	$-	$20,218	$-
U.S. Government agencies	14,981		14,981
States and political subdivisions	149,998	-	149,998	-
Mortgage-backed securities-government
sponsored entities	249,727	-	249,727	-
Interest rate derivatives	831	-	831	-

LIABILITIES
Interest rate derivatives	831	-	831	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,351	$	$19,351	$
U.S. Government agencies	16,011	-	16,011	-
States and political subdivisions	145,867		145,867
Corporate obligations	-	-	-	-
Mortgage-backed securities-government
sponsored entities	225,553	-	225,553	-
Interest rate derivatives	235	-	235	-

LIABILITIES
Interest rate derivatives	235	-	235	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2022 and December 31, 2021 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2022
Impaired Loans	$1,659	$-	$-	$1,659
Foreclosed Real Estate Owned	590	-	-	590
December 31, 2021
Impaired Loans	$1,402	$-	$-	$1,402
Foreclosed Real Estate Owned	1,742	-	-	1,742

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2022, the fair value investment in impaired loans was $1,659,000 which included four loan relationships that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loans. As of March 31, 2022, the Company has not recognized charge-offs against the allowance for loan losses on any of these impaired loans.

As of December 31, 2021, the fair value investment in impaired loans totaled $1,402,000 which included three loan relationships with a carrying value of $157,000 that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2021, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2021, the fair value investment in impaired loans included one loan relationships with a carrying value of $1,517,000 that required a valuation allowance of $272,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2021, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2022
Impaired loans	$1,659	Appraisal of collateral(1)	Appraisal adjustments(2)	10.0% (10.00%)
Foreclosed real estate owned	$590	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$1,402	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (1.12%)

Foreclosed real estate owned	$1,742	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2022 and December 31, 2021. (In thousands)

	Fair Value Measurements at March 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$166,026	$166,026	$166,026	$-	$-
Loans receivable, net	1,354,985	1,383,948	-	-	1,383,948
Mortgage servicing rights	267	500	-	-	500
Regulatory stock (1)	3,423	3,423	3,423	-	-
Bank owned life insurance (1)	40,215	40,215	40,215	-	-
Accrued interest receivable (1)	5,876	5,876	5,876	-	-
Financial liabilities:
Deposits	1,781,777	1,784,253	1,295,792	-	488,461
Short-term borrowings (1)	63,622	63,622	63,622	-	-
Other borrowings	26,844	26,589	-	-	26,589
Accrued interest payable (1)	1,160	1,160	1,160	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$206,681	$206,681	$206,681	$-	$-
Loans receivable, net	1,338,489	1,389,870	-	-	1,389,870
Mortgage servicing rights	289	500	-	-	500
Regulatory stock (1)	3,927	3,927	3,927	-	-
Bank owned life insurance (1)	40,038	40,038	40,038	-	-
Accrued interest receivable (1)	5,889	5,889	5,889	-	-
Financial liabilities:
Deposits	1,756,793	1,759,722	1,228,091	-	531,631
Short-term borrowings (1)	60,822	60,822	60,822	-	-
Other borrowings	29,998	30,221	-	-	30,221
Accrued interest payable (1)	1,203	1,203	1,203	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2022 and December 31, 2021, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of March 31, 2022 and December 31, 2021 was $831,000 and $235,000, respectively.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2022	December 31, 2021	Interest Rate Paid	Interest Rate Received	March 31, 2022	December 31, 2021
Customer interest rate swap

Maturing November, 2030	$6,784	$6,873	1 month LIBOR + Margin	Fixed	$504	$144
Maturing December, 2030	4,489	4,553	1 month LIBOR + Margin	Fixed	327	91

Total	$11,273	$11,426			$831	$235

Third party interest rate swap

Maturing November, 2030	$6,784	$6,873	Fixed	1 month LIBOR + Margin	$504	$144
Maturing December, 2030	4,489	4,553	Fixed	1 month LIBOR + Margin	327	91

Total	$11,273	$11,426			$831	$235

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2022
Interest rate derivatives	Other assets	$831	Other liabilities	$831

December 31, 2021
Interest rate derivatives	Other assets	235	Other liabilities	235

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross writeoffs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at March 31, 2022 and December 31, 2021 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of March 31, 2022 were $2.078 billion compared to $2.069 billion as of December 31, 2021. The increase was due primarily to a $28.1 million increase in securities available-for-sale and a $16.7 million increase in loans receivable. The increases were funded with $25.0 million of deposit growth.

Securities

The fair value of securities available for sale as of March 31, 2022 was $434.9 million compared to $406.8 million as of December 31, 2021. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

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

Loans

Loans receivable totaled $1.372 billion at March 31, 2022 compared to $1.355 billion as of December 31, 2021. The $16.7 million increase recorded during the first three months of 2022 was due primarily to a $12.9 million increase in commercial real estate loans.

The allowance for loan losses totaled $16,660,000 as of March 31, 2022, and represented 1.21% of total loans outstanding, compared to $16,442,000, or 1.21% of total loans outstanding, at December 31, 2021. The Company had net charge-offs for the three months ended March 31, 2022 of $82,000 compared to $141,000 in the corresponding period in 2021. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2022 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance adequate at March 31, 2022 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of March 31, 2022, non-performing loans totaled $708,000 or 0.05% of total loans compared to $643,000, or 0.05%, of total loans at December 31, 2021. At March 31, 2022, non-performing assets totaled $1,298,000, or 0.06%, of total assets, compared to $2,385,000, or 0.12%, of total assets at December 31, 2021.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$460	$469
Commercial	101	103
Agricultural	—	—
Construction	—	—
Commercial and financial loans	16	16
Other agricultural loans	—	—
Consumer loans to individuals	131	55
Total non-accrual loans	708	643
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	708	643
Foreclosed real estate	590	1,742
Total non-performing assets	$1,298	$2,385

Purchased credit impaired loans (a)	$6,814	$8,304

Allowance for loans losses	$16,660	$16,442

Coverage of non-performing loans (a) (b)	2,353% %	2,557% %
Non-performing loans to total loans(a)	0.05%	0.05%
Non-performing loans to total assets(a)	0.03%	0.03%
Non-performing assets to total assets(a)	0.06%	0.12%

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

Deposits

During the three-month period ended March 31, 2022, total deposits increased $25.0 million due primarily to growth in municipal relationships.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021
Non-interest bearing demand	$438,979	$440,652
Interest-bearing demand	223,153	196,786
Money market deposit accounts	322,862	309,439
Savings	310,797	281,214
Time deposits <$250,000	266,951	271,464
Time deposits >$250,000	219,035	257,238
Total	$1,781,777	$1,756,793

Borrowings

Other borrowings as of March 31, 2022, totaled $26.8 million compared to $30.0 million as of December 31, 2021. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $2.8 million due to growth in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2022	December 31, 2021
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.75%	$—	$227
Amortizing fixed rate borrowing due August 2022 at 1.94%	854	1,364
Amortizing fixed rate borrowing due October 2022 at 1.88%	973	1,386
Amortizing fixed rate borrowing due October 2023 at 3.24%	3,343	3,856
Amortizing fixed rate borrowing due December 2023 at 3.22%	1,842	2,097
Fixed rate term borrowing due December 2023 at 1.95%	10,000	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	4,578	5,190
Amortizing fixed rate borrowing due April 2024 at 0.91%	5,254	5,878
	$26,844	$29,998

Stockholders’ Equity and Capital Ratios

As of March 31, 2022, stockholders’ equity totaled $186.8 million, compared to $205.3 million as of December 31, 2021. The net change in stockholders’ equity included $7.1 million of net income, which was partially offset by $2.3 million of dividends declared. In addition, total equity decreased $23.5 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2022	December 31, 2021
Tier 1 Capital
(To average assets)	8.78%	8.51%
Tier 1 Capital
(To risk-weighted assets)	12.48%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.48%	12.49%
Total Capital
(To risk-weighted assets)	13.64%	13.66%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of March 31, 2022.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $166.0 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $434.9 million which could be used for liquidity needs. Total liquidity of $600.9 million as of March 31, 2022, represents 28.9% of total assets compared to $613.5 million and 29.7% of total assets as of December 31, 2021. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2022 and December 31, 2021. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2022. There were no borrowings under this line as of March 31, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of March 31, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of March 31, 2022 and December 31, 2021.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $617,532,000 as of March 31, 2022, of which $26,844,000 was outstanding in the form of borrowings as of March 31, 2022. As of December 31, 2021, the maximum borrowing capacity was $607,092,000, of which $29,998,000 of borrowings was outstanding as of December 31, 2021.

Additionally, as of March 31, 2022, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $122,802,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2021, there was $127,850,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 35. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 36. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$168,006	$78	0.19%	$116,485	$43	0.15%
Securities available for sale:
Taxable	363,738	1,466	1.61	191,695	769	1.60
Tax-exempt (1)	75,083	542	2.89	53,726	434	3.23
Total securities available for sale (1)	438,821	2,008	1.83	245,421	1,203	1.96
Loans receivable (1) (4) (5)	1,355,221	15,443	4.56	1,418,522	16,260	4.59
Total interest-earning assets	1,962,048	17,529	3.57	1,780,428	17,506	3.93
Non-interest earning assets:
Cash and due from banks	23,275			20,733
Allowance for loan losses	(16,573)			(13,868)
Other assets	103,862			115,896
Total non-interest earning assets	110,564			122,761
Total Assets	$2,072,612			$1,903,189
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$520,850	$202	0.16	$423,774	$220	0.21
Savings	308,370	63	0.08	246,663	35	0.06
Time	500,375	794	0.63	533,199	1,000	0.75
Total interest-bearing deposits	1,329,595	1,059	0.32	1,203,636	1,255	0.42
Short-term borrowings	62,512	48	0.31	64,277	69	0.43
Other borrowings	28,407	139	1.96	40,890	201	1.97
Total interest-bearing liabilities	1,420,514	1,246	0.35	1,308,803	1,525	0.47
Non-interest bearing liabilities:
Demand deposits	433,823			382,332
Other liabilities	15,015			14,811
Total non-interest bearing liabilities	448,838			397,143
Stockholders' equity	203,260			197,243
Total Liabilities and Stockholders' Equity	$2,072,612			$1,903,189
Net interest income/spread (tax equivalent basis)		16,283	3.22%		15,981	3.46%
Tax-equivalent basis adjustment		(182)			(205)
Net interest income		$16,101			$15,776
Net interest margin (tax equivalent basis)			3.32%			3.59%

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

	Increase/(Decrease)
	Three months ended March 31, 2022 Compared to
	Three months ended March 31, 2021
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$21	$14	$35
Securities available for sale:
Taxable	688	9	697
Tax-exempt securities	167	(59)	108
Total securities	855	(50)	805
Loans receivable	(716)	(101)	(817)
Total interest-earning assets	160	(137)	23
Interest-bearing liabilities:
Interest-bearing demand and money market	41	(59)	(18)
Savings	12	16	28
Time	(53)	(153)	(206)
Total interest-bearing deposits	—	(196)	(196)
Short-term borrowings	(1)	(20)	(21)
Other borrowings	(61)	(1)	(62)
Total interest-bearing liabilities	(62)	(217)	(279)
Net interest income (tax-equivalent basis)	$222	$80	$302

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2022 to March 31, 2021

General

For the three months ended March 31, 2022, net income totaled $7,128,000 compared to $5,542,000 earned in the similar period in 2021. The increase in net income for the three months ended March 31, 2022 was due primarily to a $1,346,000 increase in other income and a $1,200,000 decrease in the provision for loan losses. Earnings per share for the three-months ended March 31, 2022 were $0.87 per share for basic shares and fully diluted shares, compared to $0.68 per share for basic shares and $0.67 per share for fully diluted shares for the three months ended March 31, 2021. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2022 were 1.39% and 14.22%, respectively, compared to 1.18% and 11.39%, respectively, for the same period in 2021.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2022 to March 31, 2021
Net income three months ended March 31, 2021	$5,542
Change due to:
Net interest income	325
Provision for loan losses	1,200
Net gains on sales of securities and loans	(50)
Net gains on sales of foreclosed real estate owned	424
Service charges and fees	223
Earnings and proceeds on bank-owned life insurance	(198)
Other income	947
Salaries and employee benefits	(478)
Occupancy, furniture and equipment	(87)
All other expenses	(137)
Income tax expense	(583)
Net income three months ended March 31, 2022	$7,128

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2022 totaled $16,283,000 which was $302,000 higher than the comparable period in 2021. The increase in net interest income was due primarily to an $805,000 increase in interest income (fte) on securities due to purchases of securities. The fte net interest spread and net interest margin were 3.22% and 3.32%, respectively, for the three months ended March 31, 2022 compared to 3.46% and 3.59%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 34.

For the three-months ended March 31, 2022, interest income (fte) totaled $17,529,000 with a yield on average earning assets of 3.57% compared to $17,506,000 and 3.93% for the 2021 period. Average loans decreased $63.3 million during the three-months ended March 31, 2022, over the comparable period of 2021, while average securities increased $193.4 million. Average earning assets totaled $1.962 billion for the three months ended March 31, 2022, an increase of $181.6 million over the average for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 34.

Interest expense for the three months ended March 31, 2022 totaled $1,246,000 at an average cost of 0.35% compared to $1,525,000 and 0.47%, respectively, for the same period in 2021. The decrease in interest expense during the three-months ended March 31, 2022 reflects the overall lower level of market interest rates. The average cost of time deposits, which is the most significant component of funding costs, decreased 0.12% compared to the same three-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended March 31, 2022 was $300,000, compared to $1,500,000 for the three months ended March 31, 2021. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net charge-off of $82,000 for the quarter ended March 31, 2022, compared to a net charge-off of $141,000 for the similar period in 2021. At March 31, 2022, the allowance for loan losses represented 1.21% of loans receivable. Additionally, the allowance for loan losses represented 2,353% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $3,338,000 for the three months ended March 31, 2022, compared to $1,992,000 for the same period in 2021. The increase was due primarily to $875,000 of income recognized on previously acquired purchased impaired loans that were carried at a discount, and a $427,000 gain on the sale of a property carried in Foreclosed Real Estate Owned. All other categories of other income increased $44,000, net.

Other Expense

Other expense for the three months ended March 31, 2022 totaled $10,157,000, which was $702,000 higher than the same period of 2021, due primarily to a $478,000 increase in salaries and employee benefits costs.

Income Tax Expense

Income tax expense totaled $1,854,000 for an effective tax rate of 20.7% for the three months ended March 31, 2022 compared to $1,271,000 for an effective tax rate of 18.7% for the three months ended March 31, 2021. The increase in the effective tax rate in the 2022 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2022, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decline of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2022, the Company had a positive 90-day interest sensitivity gap of $137.1 million or 6.6% of total assets, compared to the $175.1 million interest sensitivity gap, or 8.5% of total assets, as of December 31, 2021. At March 31, 2022, rate-sensitive assets repricing within 90 days decreased $18.5 million due to a $42.0 million decrease in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days increased $19.5 since year end due primarily to a $19.0 million increase in deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2022

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$143,186	$446	$—	$—	$143,632
Securities	14,410	38,208	83,967	298,339	434,924
Loans Receivable	247,425	203,701	391,158	529,361	1,371,645
Total RSA	$405,021	$242,355	$475,125	$827,700	$1,950,201
Non-maturity interest-bearing deposits	$143,373	$129,938	$344,716	$238,785	$856,812
Time Deposits	107,942	261,944	93,841	22,259	485,986
Borrowings	16,621	28,798	45,047	—	90,466
Total RSL	$267,936	$420,680	$483,604	$261,044	$1,433,264
Interest Sensitivity Gap	$137,085	$(178,325)	$(8,479)	$566,656	$516,937
Cumulative Gap	137,085	(41,240)	(49,719)	516,937
RSA/RSL-cumulative	151.16%	94.01%	95.76%	136.07%

December 31, 2021

Interest Sensitivity Gap	$175,100	$(170,159)	$11,040	$524,379	$540,360
Cumulative Gap	175,100	4,941	15,981	540,360
RSA/RSL-cumulative	170.5%	100.7%	101.4%	138.4%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2022.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2022	—	$—	—	477,714
February 1 – 28, 2022	—	—	—	477,714
March 1 – 31, 2022	—	—	—	477,714
Total	—	$—	—	477,714

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: May 6, 2022	By:	/s/ Lewis J. Critelli
Lewis J. Critelli
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)