Form 10-Q
period 2022-06-30
NORWOOD FINANCIAL CORP
filed 2022-08-12
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2022
Common stock, par value $0.10 per share	8,165,279

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$29,931	$21,073
Interest-bearing deposits with banks	79,735	185,608
Cash and cash equivalents	109,666	206,681
Securities available for sale, at fair value	440,877	406,782
Loans receivable	1,404,317	1,354,931
Less: Allowance for loan losses	17,017	16,442
Net loans receivable	1,387,300	1,338,489
Regulatory stock, at cost	2,396	3,927
Bank premises and equipment, net	17,032	17,289
Bank owned life insurance	43,167	40,038
Accrued interest receivable	6,085	5,889
Foreclosed real estate owned	346	1,742
Goodwill	29,266	29,266
Other intangibles	353	407
Other assets	29,896	17,994
TOTAL ASSETS	$2,066,384	$2,068,504
LIABILITIES
Deposits:
Non-interest bearing demand	$442,991	$440,652
Interest-bearing	1,356,839	1,316,141
Total deposits	1,799,830	1,756,793
Short-term borrowings	70,427	60,822
Other borrowings	4,412	29,998
Accrued interest payable	1,138	1,203
Other liabilities	16,746	14,426
TOTAL LIABILITIES	1,892,553	1,863,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2022: 8,275,901 shares, 2021: 8,266,751 shares	828	827
Surplus	96,752	96,443
Retained earnings	119,414	110,015
Treasury stock at cost: 2022: 110,084 shares; 2021: 65,328 shares	(2,933)	(1,767)
Accumulated other comprehensive loss	(40,230)	(256)
TOTAL STOCKHOLDERS’ EQUITY	173,831	205,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,066,384	$2,068,504

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable, including fees	$15,714	$16,102	$31,089	$32,248
Securities	2,197	1,356	4,091	2,468
Other	182	59	260	102
Total interest income	18,093	17,517	35,440	34,818
INTEREST EXPENSE
Deposits	1,083	1,205	2,142	2,459
Short-term borrowings	60	73	108	142
Other borrowings	56	186	195	388
Total interest expense	1,199	1,464	2,445	2,989
NET INTEREST INCOME	16,894	16,053	32,995	31,829
PROVISION FOR LOAN LOSSES	300	1,500	600	3,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,594	14,553	32,395	28,829
OTHER INCOME
Service charges and fees	1,475	1,532	2,946	2,782
Income from fiduciary activities	214	181	416	341
Net realized gains on sales of securities	—	—	—	21
Gain on sale of loans, net	—	109	—	138
Gain on sales of foreclosed real estate owned	—	—	427	—
Earnings and proceeds on bank owned life insurance	449	194	625	568
Other	351	171	1,414	326
Total other income	2,489	2,187	5,828	4,176
OTHER EXPENSES
Salaries and employee benefits	5,840	5,171	11,271	10,125
Occupancy, furniture & equipment, net	1,206	1,186	2,513	2,406
Data processing and related operations	666	562	1,295	1,166
Taxes, other than income	240	229	533	534
Professional fees	406	343	981	883
Federal Deposit Insurance Corporation insurance	142	154	326	335
Foreclosed real estate	10	13	63	42
Amortization of intangibles	27	34	54	69
Other	1,935	1,800	3,594	3,384
Total other expenses	10,472	9,492	20,630	18,944
INCOME BEFORE INCOME TAXES	8,611	7,248	17,593	14,061
INCOME TAX EXPENSE	1,756	1,493	3,610	2,765
NET INCOME	$6,855	$5,755	$13,983	$11,296
BASIC EARNINGS PER SHARE	$0.84	$0.70	$1.71	$1.38
DILUTED EARNINGS PER SHARE	$0.84	$0.70	$1.71	$1.38

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2022	2021
Net income	$6,855	$5,755
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding loss	(20,893)	1,949
Tax effect	4,388	(409)
Reclassification of investment securities gains
recognized in net income	—	—
Tax effect	—	—
Other comprehensive (loss) income	(16,505)	1,540
Comprehensive Income (Loss)	$(9,650)	$7,295

	Six Months Ended
	June 30,
	2022	2021
Net income	$13,983	$11,296
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (loss) gain	(50,602)	(1,952)
Tax effect	10,628	411
Reclassification of investment securities gains
recognized in net income	—	(21)
Tax effect	—	4
Other comprehensive (loss)	(39,974)	(1,558)
Comprehensive Income (Loss)	$(25,991)	$9,738

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2022 and 2021

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	13,983	-	-	-	13,983
Other comprehensive loss	-	-	-	-	-	-	(39,974)	(39,974)
Cash dividends declared ($0.56 per share)	-	-	-	(4,584)	-	-	-	(4,584)
Acquisition of treasury stock	-	-	-	-	47,981	(1,252)	-	(1,252)
Compensation expense related to restricted stock	7,500	1	170	-			-	171
Stock options exercised	1,650		5	-	(3,225)	86	-	91
Compensation expense related to stock options	-	-	134	-	-	-	-	134
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	11,296	-	-	-	11,296
Other comprehensive loss	-	-	-	-	-	-	(1,558)	(1,558)
Cash dividends declared ($0.52 per share)	-	-	-	(4,274)	-	-	-	(4,274)
Acquisition of treasury stock	-	-	-	-	7,405	(194)	-	(194)
Compensation expense related to restricted stock	-	-	287	-	3,900	(120)	-	167
Stock options exercised	8,970	1	169	-	-	-	-	170
Compensation expense related to stock options	-	-	107	-	-	-	-	107
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2022 and 2021

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2022	8,268,401	$827	$96,619	$114,845	65,089	$(1,760)	$(23,725)	$186,806
Net Income	-	-	-	6,855	-	-	-	6,855
Other comprehensive loss	-	-	-	-	-	-	(16,505)	(16,505)
Cash dividends declared ($0.28 per share)	-	-	-	(2,286)	-	-	-	(2,286)
Acquisition of treasury stock	-	-	-	-	47,470	(1,239)	-	(1,239)
Compensation expense related to restricted stock	7,500	1	88	-	-	-	-	89
Stock options exercised	-	-	(22)	-	(2,475)	66	-	44
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, March 31, 2021	8,240,081	$824	$95,717	$97,201	21,568	$(656)	$2,021	$195,107
Net Income	-	-	-	5,755	-	-	-	5,755
Other comprehensive gain	-	-	-	-	-	-	1,540	1,540
Cash dividends declared ($0.26 per share)	-	-	-	(2,138)	-	-	-	(2,138)
Compensation expense related to restricted stock	-	-	84	-	-	-	-	84
Stock options exercised	5,220	1	97					98
Compensation expense related to stock options	-	-	53	-	-	-	-	53
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,983	$11,296
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	3,000
Depreciation	746	748
Amortization of intangible assets	54	69
Deferred income taxes	283	362
Net amortization of securities premiums and discounts	747	749
Net realized gain on sales of securities	—	(21)
Earnings and proceeds on life insurance policies	(625)	(568)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(379)	(21)
Net amortization of loan fees	(340)	(1,448)
Net gain on sale of loans	—	(138)
Loans originated for sale	—	(7,316)
Proceeds from sale of loans originated for sale	—	7,454
Compensation expense related to stock options	134	107
Compensation expense related to restricted stock	171	167
(Increase) decrease in accrued interest receivable	(196)	42
Decrease in accrued interest payable	(65)	(139)
Other, net	351	489
Net cash provided by operating activities	15,464	14,832
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	1,127
Proceeds from maturities and principal reductions on mortgage-backed securities	23,754	35,057
Purchases	(109,196)	(145,935)
Purchase of regulatory stock	(528)	(2,188)
Redemption of regulatory stock	2,059	2,085
Net (decrease) increase in loans	(48,651)	24,984
Proceeds from bank-owned life insurance policies	496	511
Purchase of bank-owned life insurance	(3,000)	—
Purchase of premises and equipment	(537)	(374)
Proceeds from sales of bank premises and fixed assets	—	158
Proceeds from sales of foreclosed real estate owned	1,823	126
Net cash used in investing activities	(133,780)	(84,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	43,037	153,299
Net increase in short-term borrowings	9,605	20,296
Repayments of other borrowings	(25,586)	(6,200)
Stock options exercised	91	170
Purchase of treasury stock	(1,252)	(194)
Cash dividends paid	(4,594)	(4,274)
Net cash provided by financing activities	21,301	163,097
(Decrease) increase in cash and cash equivalents	(97,015)	93,480
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	206,681	111,693
CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,666	$205,173

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$2,510	$3,128
Income taxes paid, net of refunds	$4,147	$3,441
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$161	$408
Dividends payable	$2,286	$2,138

Right of use for operating leases	$4,344	$4,726
Lease liability for operating leases	$4,420	$4,782

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six-month periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2022	2021
In-scope of Topic 606:
Service charges on deposit accounts	$106	$98
ATM fees	108	107
Overdraft fees	316	230
Safe deposit box rental	23	25
Loan related service fees	252	404
Debit card fees	627	586
Fiduciary activities	214	181
Commissions on mutual funds and annuities	26	29
Gains on sales of other real estate owned	—	—
Other income	351	171
Noninterest Income (in-scope of Topic 606)	2,023	1,831
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	—
Loan servicing fees	17	53
Gains on sales of loans	—	109
Earnings on and proceeds from bank-owned life insurance	449	194
Noninterest Income (out-of-scope of Topic 606)	466	356
Total Noninterest Income	$2,489	$2,187

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2022	2021
In-scope of Topic 606:
Service charges on deposit accounts	$205	$195
ATM fees	213	207
Overdraft fees	604	458
Safe deposit box rental	46	53
Loan related service fees	522	649
Debit card fees	1,255	1,078
Fiduciary activities	416	341
Commissions on mutual funds and annuities	66	64
Gains on sales of other real estate owned	427	—
Other income	1,414	326
Noninterest Income (in-scope of Topic 606)	5,168	3,371
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	21
Loan servicing fees	35	78
Gains on sales of loans	—	138
Earnings on and proceeds from bank-owned life insurance	625	568
Noninterest Income (out-of-scope of Topic 606)	660	805
Total Noninterest Income	$5,828	$4,176

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average shares outstanding	8,192	8,219	8,197	8,223
Less: Unvested restricted shares	(36)	(35)	(34)	(37)
Basic EPS weighted average shares outstanding	8,156	8,184	8,163	8,186
Basic EPS weighted average shares outstanding	8,156	8,184	8,163	8,186
Add: Dilutive effect of stock options and restricted shares	12	21	12	22
Diluted EPS weighted average shares outstanding	8,168	8,205	8,175	8,208

For the three and six month periods ended June 30, 2022, there were 151,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $24.26 per share as of June 30, 2022.

For the three and six month periods ended June 30, 2021, there were 115,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $26.00 per share as of June 30, 2021.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2022, no stock options were granted. As of June 30, 2022, there was $135,000 of total unrecognized compensation cost related to non-vested options granted in 2021 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2022. Compensation costs related to stock options amounted to $134,000 and $107,000 during the six-month periods ended June 30, 2022 and 2021, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2022 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2022	226,075	$26.37	6.4	Yrs.	$520
Granted	—	-	-
Exercised	(4,875)	18.81	1.2
Forfeited	—	-	-
Outstanding at June 30, 2022	221,200	$26.53	6.0	Yrs.	$359
Exercisable at June 30, 2022	178,700	$26.71	5.2	Yrs.	$359

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $24.26 per share as of June 30, 2022 and $25.99 per share as of December 31, 2021.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2022 and 2021 is as follows:

	2022		2021
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	32,030	$29.76	39,135	$30.72
Granted	7,500	25.71	—	—
Vested	—	—	—	—
Forfeited	—	—	(3,900)	30.86
Non-vested, June 30,	39,530	$28.99	35,235	$30.71

The expected future compensation expense relating to the 39,530 shares of non-vested restricted stock outstanding as of June 30, 2022 is $976,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $171,000 and $167,000 during the six-month periods ended June 30, 2022 and 2021, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and six months ended June 30, 2022 and 2021:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(39,974)
Amount reclassified from accumulated other comprehensive income	—
Total other comprehensive loss	(39,974)
Balance as of June 30, 2022	$(40,230)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive loss before reclassification	(1,541)
Amount reclassified from accumulated other comprehensive income	(17)
Total other comprehensive loss	(1,558)
Balance as of June 30, 2021	$3,561

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2022	$(23,725)
Other comprehensive loss before reclassification	(16,505)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(16,505)
Balance as of June 30, 2022	$(40,230)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2021	$2,021
Other comprehensive income before reclassification	1,540
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive income	1,540
Balance as of June 30, 2021	$3,561

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	June 30,		Statements
Details about other comprehensive income	2022	2021	of Income
Unrealized gains on available for sale securities	$—	$—	Net realized gains on sales of securities
Tax effect	—	—	Income tax expense
	$—	$—

	Six months ended
	June 30,
	2022	2021
Unrealized gains on available for sale securities	$—	$21	Net realized gains on sales of securities
Tax effect	—	(4)	Income tax expense
	$—	$17

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2022	2021
Commitments to grant loans	$93,304	$80,647
Unfunded commitments under lines of credit	146,921	131,309
Standby letters of credit	12,995	5,820
	$253,220	$217,776

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2022 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$33,273	$14	$(1,987)	$31,300
U.S. Government agencies	18,302	-	(2,066)	16,236
States and political subdivisions	163,642	97	(23,471)	140,268
Mortgage-backed securities-
government sponsored entities	278,100	—	(25,027)	253,073
Total debt securities	$493,317	$111	$(52,551)	$440,877

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$19,550	$6	$(205)	$19,351
States and political subdivisions	16,251	24	(264)	16,011
Corporate obligations	145,107	2,155	(1,395)	145,867
Mortgage-backed securities-government
sponsored entities	227,712	766	(2,925)	225,553
Total debt securities	$408,620	$2,951	$(4,789)	$406,782

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$27,432	$(1,987)	$-	$-	$27,432	$(1,987)
U.S. Government agencies	14,015	(1,600)	2,221	(466)	16,236	(2,066)
States and political subdivisions	118,022	(20,704)	10,246	(2,767)	128,268	(23,471)
Mortgage-backed securities-government sponsored entities	205,855	(17,585)	47,205	(7,442)	253,060	(25,027)
	$365,324	$(41,876)	$59,672	$(10,675)	$424,996	$(52,551)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,361	$(205)	$-	$-	$18,361	$(205)
U.S. Government agencies	7,912	(109)	3,843	(155)	11,755	(264)
States and political subdivisions	74,658	(1,395)	-	-	74,658	(1,395)
Mortgage-backed securities-government sponsored entities	170,647	(2,856)	2,919	(69)	173,566	(2,925)
	$271,578	$(4,565)	$6,762	$(224)	$278,340	$(4,789)

At June 30, 2022, the Company had 292 debt securities in an unrealized loss position in the less than twelve months category and 33 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2022. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$1,836	$1,848
Due after one year through five years	28,426	27,986
Due after five years through ten years	60,282	53,167
Due after ten years	124,673	104,803
	215,217	187,804
Mortgage-backed securities-government sponsored entities	278,100	253,073
	$493,317	$440,877

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$—	$—	$—	$21
Gross realized losses	—	—	—	—
Net realized gain	$—	$—	$—	$21
Proceeds from sales of securities	$—	$—	$—	$1,127

Securities with a carrying value of $378,696,000 and $339,769,000 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2022		December 31, 2021
Real Estate Loans:
Residential	$289,157	20.6%	$273,040	20.1%
Commercial	645,404	45.9	628,724	46.4
Agricultural	65,334	4.6	61,925	4.6
Construction	21,856	1.6	21,990	1.6
Commercial loans	187,206	13.3	186,031	13.7
Other agricultural loans	36,092	2.6	37,930	2.8
Consumer loans to individuals	159,968	11.4	146,400	10.8
Total loans	1,405,017	100.0%	1,356,040	100.0%
Deferred fees, net	(700)		(1,109)
Total loans receivable	1,404,317		1,354,931
Allowance for loan losses	(17,017)		(16,442)
Net loans receivable	$1,387,300		$1,338,489

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2022 and December 31, 2021, the Company had outstanding principal balances of $983,000 and $15.2 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. As of June 30, 2022, $150.5 million of PPP loans have been forgiven. PPP loans are included in the commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.1 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of June 30, 2022, the carrying value of these unamortized loan fees was $30,000.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	June 30, 2022	December 31, 2021
Outstanding Balance	$9,701	$12,862
Carrying Amount	$6,631	$8,304

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

Changes in the accretable yield for purchased credit impaired loans for the six-months ended June 30, 2022 and 2021, were as follows (in thousands):

	2022	2021
Balance at beginning of period	$1,884	$1,365
Additions	—	—
Accretion	(420)	(357)
Reclassification and other	(395)	11
Balance at end of period	$1,069	$1,019

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, foreclosed real estate owned totaled $346,000 and $1,742,000, respectively. During the six months ended June 30, 2022, there were no additions to the foreclosed real estate category. The Company disposed of a parcel of one property that was previously transferred to foreclosed real estate owned with a carrying value of $364,000, and disposed of another property with a carrying value of $1,032,000 through the sale of the property. As of June 30, 2022, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $180,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
June 30, 2022	(In thousands)
Individually evaluated for impairment	$—	$—	$—	$—	$13	$—	$—	$13
Loans acquired with deteriorated credit quality	577	2,685	1,971	—	—	1,398	—	6,631
Collectively evaluated for impairment	288,580	642,719	63,363	21,856	187,193	34,694	159,968	1,398,373
Total Loans	$289,157	$645,404	$65,334	$21,856	$187,206	$36,092	$159,968	$1,405,017

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2021
Individually evaluated for impairment	$-	$1,658	$—	$-	$16	$—	$-	$1,674
Loans acquired with deteriorated credit quality	784	3,285	1,918	-	198	2,119	-	8,304
Collectively evaluated for impairment	272,256	623,781	60,007	21,990	185,817	35,811	146,400	1,346,062
Total Loans	$273,040	$628,724	$61,925	$21,990	$186,031	$37,930	$146,400	$1,356,040

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
June 30, 2022		(in thousands)
With no related allowance recorded:
Commercial Loans	$13	$13	—
Subtotal	$13	$13	$—
Total:
Commercial Loans	$13	$13	—
Total Impaired Loans	$13	$13	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$141	$141	$—
Commercial Loans	16	16	—
Subtotal	157	157	—
With an allowance recorded:
Real Estate Loans
Commercial	1,517	1,517	272
Subtotal	1,517	1,517	272
Total:
Real Estate Loans:
Commercial	1,658	1,658	272
Commercial Loans	16	16	—
Total Impaired Loans	$1,674	$1,674	$272

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended June 30, 2022 and 2021, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
Real Estate Loans:
Commercial	$822	$1,467	$20	$—
Agriculture	—	858	—	—
Commercial Loans	13	29	3	—
Other agricultural loans	—	125	—	—
Total	$835	$2,479	$23	$—

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the six-month periods ended June 30, 2022 and 2021, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
Real Estate Loans:
Commercial	$1,100	$1,541	$37	$1
Agriculture	—	858	—	—
Commercial Loans	15	19	3	—
Other agricultural loans	—	110	—	—
Total	$1,115	$2,528	$40	$1

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of June 30, 2022 and December 31, 2021, the Company had no troubled debt restructured loans to report. For the six-month period ended June 30, 2022 and 2021, there were no new loans identified as troubled debt restructurings.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of June 30, 2022 and December 31, 2021 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
June 30, 2022
Commercial real estate loans	$640,130	$1,141	$4,133	$—	$645,404
Real estate - agricultural	62,599	155	2,580	—	65,334
Commercial loans	186,935	190	81	—	187,206
Other agricultural loans	34,013	884	1,195	—	36,092
Total	$923,677	$2,370	$7,989	$—	$934,036

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2021
Commercial real estate loans	$618,541	$5,146	$4,765	$272	$628,724
Real estate - agricultural	60,193	—	1,732	—	61,925
Commercial loans	185,729	199	103	—	186,031
Other agricultural loans	35,573	210	2,147	—	37,930
Total	$900,036	$5,555	$8,747	$272	$914,610

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of June 30, 2022 and December 31, 2021 (in thousands):

	Performing	Nonperforming	Total
June 30, 2022
Residential real estate loans	$288,701	$456	$289,157
Construction	21,856	—	21,856
Consumer loans to individuals	159,814	154	159,968
Total	$470,371	$610	$470,981

	Performing	Nonperforming	Total
December 31, 2021
Residential real estate loans	$272,571	$469	$273,040
Construction	21,990	—	21,990
Consumer loans to individuals	146,345	55	146,400
Total	$440,906	$524	$441,430

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2022 and December 31, 2021 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
June 30, 2022
Real Estate loans
Residential	$287,483	$574	$67	$-	$456	$1,097	$577	$289,157
Commercial	642,634	36	-	-	49	85	2,685	645,404
Agricultural	63,339	24	-	-	-	24	1,971	65,334
Construction	21,829	27	-	-	-	27	-	21,856
Commercial loans	187,184	9	-	-	13	22	-	187,206
Other agricultural loans	34,694	-		-	-	-	1,398	36,092
Consumer loans	159,289	449	76	-	154	679	-	159,968
Total	$1,396,452	$1,119	$143	$-	$672	$1,934	$6,631	$1,405,017

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual		Purchased Credit-Impaired	Total Loans
December 31, 2021
Real Estate loans
Residential	$271,622	$155	$10	$-	$469	$634	-	$784	$273,040
Commercial	625,336	-	-	-	103	103	-	3,285	628,724
Agricultural	59,982	25	-		-	25		1,918	61,925
Construction	21,990	-	-	-	-	-	-	-	21,990
Commercial loans	185,801	3	13	91	16	32	-	198	186,031
Other agricultural loans	35,811	-	-		-	-		2,119	37,930
Consumer loans	145,986	248	111	-	55	414	-	-	146,400
Total	$1,346,528	$431	$134	$91	$643	$1,208	-	$8,304	$1,356,040

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of June 30, 2022, the allocation of the allowance pertaining to each major category of loans includes an allocation for loans secured by farmland and other agricultural loans. As of June 30 2022, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries, although the factor has been reduced from the December 31, 2021 level. The qualitative factor related to the deferral of payments due to COVID-19 has been eliminated. At June 30, 2022, the allowance for loan losses includes $1.2 million of COVID related factors, compared to $2.3 million at December 31, 2021. The 2022 allowance for loan losses excludes Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(120)	-	-	-	(15)	-	(134)	(269)
Recoveries	118	80	-	-	23	-	23	244
Provision for loan losses	567	(1,803)	218	109	1,006	112	391	600
Ending balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017
Ending balance individually evaluated for impairment	$-	$—	$-	$-	$—	$-	$-	$—
Ending balance collectively evaluated for impairment	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2022	$2,326	$10,287	$504	$134	$1,495	$292	$1,622	$16,660
Charge Offs	(5)	-	-	-	-	-	(82)	(87)
Recoveries	116	6	-	-	14	-	8	144
Provision for loan losses	303	(1,138)	(286)	108	995	(180)	498	300
Ending balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$-	$150	$1,360	$-	$1,676	$13,150
Charge Offs	(5)	(439)	-	-	(174)	-	(261)	(879)
Recoveries	5	10	-	-	24	-	30	69
Provision for loan losses	273	2,005	-	(13)	293	-	442	3,000
Ending balance, June 30, 2021	$2,233	$9,580	$—	$137	$1,503	$—	$1,887	$15,340
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$—	$-	$—	$—
Ending balance collectively evaluated for impairment	$2,233	$9,580	$—	$137	$1,503	$—	$1,887	$15,340

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2021	$2,124	$9,084	$-	$122	$1,405	$-	$1,774	$14,509
Charge Offs	—	(439)	-	—	(114)	-	(158)	(711)
Recoveries	3	6	-	—	16	-	17	42
Provision for loan losses	106	929	-	15	196	-	254	1,500
Ending balance, June 30, 2021	$2,233	$9,580	$—	$137	$1,503	$—	$1,887	$15,340

The Company’s primary business activity as of June 30, 2022 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2022, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $145.0 million of loans outstanding, or 10.3 % of total loans outstanding, and residential rentals with loans outstanding of $115.5 million, or 8.2% of loans outstanding. For the six months ended June 30, 2022, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the six-month periods ended June 30, 2022 and 2021, amounted to $299,000 and $294,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2022.

Operating
Weighted-average remaining term	11 years
Weighted-average discount rate	2.84%

The following table presents the undiscounted cash flows due related to operating leases as of June 30, 2022, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2021	$294
2022	557
2023	544
2024	561
2025	504
2026 and thereafter	2,815
Total undiscounted cash flows	5,275
Discount on cash flows	(855)
Total lease liabilities	$4,420

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$31,300	$-	$31,300	$-
U.S. Government agencies	16,236		16,236
States and political subdivisions	140,268	-	140,268	-
Mortgage-backed securities-government
sponsored entities	253,073	-	253,073	-
Interest rate derivatives	1,167	-	1,167	-

LIABILITIES
Interest rate derivatives	1,167	-	1,167	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,351	$	$19,351	$
U.S. Government agencies	16,011	-	16,011	-
States and political subdivisions	145,867		145,867
Corporate obligations	-	-	-	-
Mortgage-backed securities-government
sponsored entities	225,553	-	225,553	-
Interest rate derivatives	235	-	235	-

LIABILITIES
Interest rate derivatives	235	-	235	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2022
Impaired Loans	$13	$-	$-	$13
Foreclosed Real Estate Owned	346	-	-	346
December 31, 2021
Impaired Loans	$1,402	$-	$-	$1,402
Foreclosed Real Estate Owned	1,742	-	-	1,742

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2022, the fair value investment in impaired loans was $13,000 which included one loan relationship that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of June 30, 2022, the Company has not recognized charge-offs against the allowance for loan losses on any of these impaired loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2022
Impaired loans	$13	Appraisal of collateral(1)	Appraisal adjustments(2)	10.0% (10.00%)
Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$1,402	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (1.12%)

Foreclosed real estate owned	$1,742	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2022 and December 31, 2021. (In thousands)

	Fair Value Measurements at June 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$109,666	$109,666	$109,666	$-	$-
Loans receivable, net	1,387,300	1,386,920	-	-	1,386,920
Mortgage servicing rights	245	539	-	-	539
Regulatory stock (1)	2,396	2,396	2,396	-	-
Bank owned life insurance (1)	43,167	43,167	43,167	-	-
Accrued interest receivable (1)	6,085	6,085	6,085	-	-
Financial liabilities:
Deposits	1,799,830	1,800,622	1,306,678	-	493,944
Short-term borrowings (1)	70,427	70,427	70,427	-	-
Other borrowings	4,412	4,404	-	-	4,404
Accrued interest payable (1)	1,138	1,138	1,138	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$206,681	$206,681	$206,681	$-	$-
Loans receivable, net	1,338,489	1,389,870	-	-	1,389,870
Mortgage servicing rights	289	500	-	-	500
Regulatory stock (1)	3,927	3,927	3,927	-	-
Bank owned life insurance (1)	40,038	40,038	40,038	-	-
Accrued interest receivable (1)	5,889	5,889	5,889	-	-
Financial liabilities:
Deposits	1,756,793	1,759,722	1,228,091	-	531,631
Short-term borrowings (1)	60,822	60,822	60,822	-	-
Other borrowings	29,998	30,221	-	-	30,221
Accrued interest payable (1)	1,203	1,203	1,203	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2022 and December 31, 2021, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2022 and December 31, 2021 was $1,167,000 and $235,000, respectively.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2022	December 31, 2021	Interest Rate Paid	Interest Rate Received	June 30, 2022	December 31, 2021
Customer interest rate swap

Maturing November, 2030	$6,694	$6,873	1 month LIBOR + Margin	Fixed	$709	$144
Maturing December, 2030	4,426	4,553	1 month LIBOR + Margin	Fixed	458	91

Total	$11,120	$11,426			$1,167	$235

Third party interest rate swap

Maturing November, 2030	$6,694	$6,873	Fixed	1 month LIBOR + Margin	$709	$144
Maturing December, 2030	4,426	4,553	Fixed	1 month LIBOR + Margin	458	91

Total	$11,120	$11,426			$1,167	$235

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2022
Interest rate derivatives	Other assets	$1,167	Other liabilities	$1,167

December 31, 2021
Interest rate derivatives	Other assets	235	Other liabilities	235

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326): Troubled Debt Restructurings (TDRs) and Vintage Disclosures. The guidance amends ASC 326 to eliminate the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancing and restructuring activities by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying TDR recognition and measurement guidance, creditors will determine whether a modification results in a new loan or continuation of existing loan. These amendments are intended to enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, the amendments to ASC 326 require that an entity disclose current-period gross write-offs by year of origination within the vintage disclosures, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. The guidance is only for entities that have adopted the amendments in Update 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption using prospective application, including adoption in an interim period where the guidance should be applied as of the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, public health crisis such as the governmental, social and economic effects of the novel coronavirus, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

In addition, the COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company and the communities it serves. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including whether the coronavirus can continue to be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: the demand for our products and services may decline, making it difficult to grow assets and income; if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income; collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase; our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income; the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; due to a decline in our stock price or other factors, goodwill may become impaired and be required to be written down; and our cyber security risks are increased as the result of an increase in the number of employees working remotely.

The majority of the assets and liabilities of a financial institution are monetary in nature, and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an impact on the Company, particularly with respect to the growth of total assets and noninterest expenses, which tend to rise during periods of general inflation. Risks also exist due to supply and demand imbalances, employment shortages, the interest rate environment, and geopolitical tensions. It is reasonably foreseeable that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at June 30, 2022 and December 31, 2021 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of June 30, 2022 were $2.066 billion compared to $2.069 billion as of December 31, 2021. The decrease was due primarily to a $105.9 million decrease in interest-bearing deposits with banks. Interest-bearing balances with banks decreased as overnight liquidity was utilized to fund growth in loans and securities, and to pay off long-term borrowings. The decrease was partially offset by a 34.1 million increase in securities available for sale, and a $49.4 million increase in loans receivable.

Securities

The fair value of securities available for sale as of June 30, 2022 was $440.9 million compared to $406.8 million as of December 31, 2021. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

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

Loans

Loans receivable totaled $1.404 billion at June 30, 2022 compared to $1.355 billion as of December 31, 2021. The $49.4 million increase in loans receivable during the six months ended June 30, 2022 was due to a $16.7 million increase in commercial real estate loans, a $16.1 million increase in residential mortgage loans, and a $13.6 million increase in consumer loans.

The allowance for loan losses totaled $17,017,000 as of June 30, 2022, and represented 1.21% of total loans outstanding, compared to $16,442,000, or 1.21% of total loans outstanding, at December 31, 2021. The Company had net charge-offs for the six months ended June 30, 2022 of $25,000, compared to $810,000 in the corresponding period in 2021. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2022 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance for loan losses adequate at June 30, 2022 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2022, non-performing loans totaled $672,000 or 0.05% of total loans compared to $734,000, or 0.05%, of total loans at December 31, 2021. At June 30, 2022, non-performing assets totaled $1,018,000, or 0.05%, of total assets, compared to $2,476,000, or 0.12%, of total assets at December 31, 2021. The decrease in non-performing assets during the six month period ended June 30, 2022, was due to sales of properties included in foreclosed real estate.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$456	$469
Commercial	49	103
Agricultural	—	—
Construction	—	—
Commercial and financial loans	13	16
Other agricultural loans	—	—
Consumer loans to individuals	154	55
Total non-accrual loans	672	643
Accruing loans which are contractually
past due 90 days or more	—	91
Total non-performing loans	672	734
Foreclosed real estate	346	1,742
Total non-performing assets	$1,018	$2,476

Purchased credit impaired loans (a)	$6,631	$8,304

Allowance for loans losses	$17,017	$16,442

Coverage of non-performing loans (a) (b)	2,532% %	2,240% %
Non-performing loans to total loans(a)	0.05%	0.05%
Non-performing loans to total assets(a)	0.03%	0.03%
Non-performing assets to total assets(a)	0.05%	0.12%

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

Deposits

During the six-month period ended June 30, 2022, total deposits increased $43.0 million due primarily to growth in interest-bearing demand deposits.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021
Non-interest bearing demand	$442,991	$440,652
Interest-bearing demand	248,298	196,786
Money market deposit accounts	314,457	309,439
Savings	300,932	281,214
Time deposits <$250,000	282,381	271,464
Time deposits >$250,000	210,771	257,238
Total	$1,799,830	$1,756,793

Borrowings

Other borrowings as of June 30, 2022, totaled $4.4 million compared to $30.0 million as of December 31, 2021. The decrease reflects the early payoff of $21.1 million Federal Home Loan Bank term borrowings. A prepayment fee of $3,000 was recognized in other expense during the six months ended June 30, 2022. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $9.6 million due to growth in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2022	December 31, 2021
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.75%	$—	$227
Amortizing fixed rate borrowing due August 2022 at 1.94%	—	1,364
Amortizing fixed rate borrowing due October 2022 at 1.88%	—	1,386
Amortizing fixed rate borrowing due October 2023 at 3.24%	2,827	3,856
Amortizing fixed rate borrowing due December 2023 at 3.22%	1,585	2,097
Fixed rate term borrowing due December 2023 at 1.95%	—	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	—	5,190
Amortizing fixed rate borrowing due April 2024 at 0.91%	—	5,878
	$4,412	$29,998

Stockholders’ Equity and Capital Ratios

As of June 30, 2022, stockholders’ equity totaled $173.8 million, compared to $205.3 million as of December 31, 2021. The net change in stockholders’ equity included $14.0 million of net income, which was partially offset by $4.6 million of dividends declared. In addition, total equity decreased $40.0 million due to a decrease in the fair value of securities in the available for sale portfolio, net of tax. This decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2022	December 31, 2021
Tier 1 Capital
(To average assets)	8.93%	8.51%
Tier 1 Capital
(To risk-weighted assets)	12.34%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.34%	12.49%
Total Capital
(To risk-weighted assets)	13.49%	13.66%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of June 30, 2022.

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $109.7 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $440.9 million which could be used for liquidity needs. Total liquidity of $550.5 million as of June 30, 2022, represents 26.6% of total assets compared to $613.5 million and 29.7% of total assets as of December 31, 2021. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2022 and December 31, 2021. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2023. There were no borrowings under this line as of June 30, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of June 30, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of June 30, 2022 and December 31, 2021.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $640,650,000 as of June 30, 2022, of which $4,412,000 was outstanding in the form of borrowings as of June 30, 2022. As of December 31, 2021, the maximum borrowing capacity was $607,092,000, of which $29,998,000 of borrowings was outstanding as of December 31, 2021.

Additionally, as of June 30, 2022, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $104,050,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2021, there was $127,850,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 38. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 39. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$86,793	$182	0.84%	$176,530	$59	0.13%
Securities available for sale:
Taxable	404,764	1,739	1.72	247,611	966	1.56
Tax-exempt (1)	80,002	580	2.90	64,084	494	3.08
Total securities available for sale (1)	484,766	2,319	1.91	311,695	1,460	1.87
Loans receivable (1) (4) (5)	1,385,679	15,780	4.56	1,401,890	16,208	4.62
Total interest-earning assets	1,957,238	18,281	3.74	1,890,115	17,727	3.75
Non-interest earning assets:
Cash and due from banks	24,720			22,455
Allowance for loan losses	(16,802)			(15,143)
Other assets	78,339			114,023
Total non-interest earning assets	86,257			121,335
Total Assets	$2,043,495			$2,011,450
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$539,946	$226	0.17	$461,221	$214	0.19
Savings	306,086	52	0.07	266,832	41	0.06
Time	481,885	805	0.67	532,939	950	0.71
Total interest-bearing deposits	1,327,917	1,083	0.33	1,260,992	1,205	0.38
Short-term borrowings	68,901	60	0.35	77,592	73	0.38
Other borrowings	8,836	56	2.54	37,787	186	1.98
Total interest-bearing liabilities	1,405,654	1,199	0.34	1,376,371	1,464	0.43
Non-interest bearing liabilities:
Demand deposits	440,996			421,499
Other liabilities	15,801			14,459
Total non-interest bearing liabilities	456,797			435,958
Stockholders' equity	181,044			199,121
Total Liabilities and Stockholders' Equity	$2,043,495			$2,011,450
Net interest income/spread (tax equivalent basis)		17,082	3.40%		16,263	3.32%
Tax-equivalent basis adjustment		(188)			(210)
Net interest income		$16,894			$16,053
Net interest margin (tax equivalent basis)			3.49%			3.44%

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

	Increase/(Decrease)
	Three months ended June 30, 2022 Compared to
	Three months ended June 30, 2021
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(104)	$227	$123
Securities available for sale:
Taxable	624	149	773
Tax-exempt securities	120	(34)	86
Total securities	744	115	859
Loans receivable	(201)	(227)	(428)
Total interest-earning assets	439	115	554
Interest-bearing liabilities:
Interest-bearing demand and money market	36	(24)	12
Savings	5	6	11
Time	(93)	(52)	(145)
Total interest-bearing deposits	(52)	(70)	(122)
Short-term borrowings	(8)	(5)	(13)
Other borrowings	(144)	14	(130)
Total interest-bearing liabilities	(204)	(61)	(265)
Net interest income (tax-equivalent basis)	$643	$176	$819

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2022 to June 30, 2021

General

For the three months ended June 30, 2022, net income totaled $6,855,000 compared to $5,755,000 earned in the similar period in 2021. The increase in net income for the three months ended June 30, 2022 was due primarily to an $841,000 increase in net interest income and a $1,200,000 decrease in the provision for loan losses. Earnings per share for the three-months ended June 30, 2022 were $0.84 per share for basic shares and fully diluted shares, compared to $0.70 per share for basic shares and for fully diluted shares for the three months ended June 30, 2021. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2022 were 1.35% and 15.19%, respectively, compared to 1.15% and 11.59%, respectively, for the same period in 2021.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2022 to June 30, 2021
Net income three months ended June 30, 2021	$5,755
Change due to:
Net interest income	841
Provision for loan losses	1,200
Net gains on sales of securities and loans	(109)
Service charges and fees	(57)
Earnings and proceeds on bank-owned life insurance	255
Other income	213
Salaries and employee benefits	(669)
Occupancy, furniture and equipment	(20)
All other expenses	(291)
Income tax expense	(263)
Net income three months ended June 30, 2022	$6,855

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2022 totaled $17,082,000 which was $819,000 higher than the comparable period in 2021. The increase in net interest income was due primarily to an $859,000 increase in interest income (fte) on securities due to purchases of securities. The fte net interest spread and net interest margin were 3.40% and 3.49%, respectively, for the three months ended June 30, 2022 compared to 3.32% and 3.44%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 37.

For the three-months ended June 30, 2022, interest income (fte) totaled $18,281,000 with a yield on average earning assets of 3.74% compared to $17,727,000 and 3.75% for the 2021 period. Average loans decreased $16.2 million during the three-months ended June 30, 2022, over the comparable period of 2021, while average securities increased $173.1 million. Average earning assets totaled $1.957 billion for the three months ended June 30, 2022, an increase of $67.1 million over the average for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 37.

Interest expense for the three months ended June 30, 2022 totaled $1,199,000 at an average cost of 0.34% compared to $1,464,000 and 0.43%, respectively, for the same period in 2021. The decrease in interest expense during the three-months ended June 30, 2022 reflects the overall lower level of market interest rates. The average cost of time deposits, which is the most significant component of funding costs, decreased 0.04% compared to the same three-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended June 30, 2022 was $300,000, compared to $1,500,000 for the three months ended June 30, 2021. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net recovery of $57,000 for the quarter ended June 30, 2022, compared to a net charge-off of $669,000 for the similar period in 2021. At June 30, 2022, the allowance for loan losses represented 1.21% of loans receivable. Additionally, the allowance for loan losses represented 2,532% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $2,489,000 for the three months ended June 30, 2022, compared to $2,187,000 for the same period in 2021. The increase was due primarily to a $255,000 increase in earnings and proceeds on bank-owned life insurance policies, and an $180,000 increase in other income. Gains on sales of loans decreased $109,000, while all other categories of other income decreased $24,000, net.

Other Expense

Other expense for the three months ended June 30, 2022 totaled $10,472,000 which was $980,000 higher than the same period of 2021, due primarily to a $669,000 increase in salaries and employee benefits costs.

Income Tax Expense

Income tax expense totaled $1,756,000 for an effective tax rate of 20.4% for the three months ended June 30, 2022 compared to $1,493,000 for an effective tax rate of 20.6% for the three months ended June 30, 2021. The decrease in the effective tax rate in the 2022 period reflects the increased level of tax-exempt income related to bank-owned life insurance.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$127,175	$260	0.41%	$146,574	$102	0.14%
Securities available for sale:
Taxable	384,364	3,205	1.67	219,807	1,735	1.58
Tax-exempt (1)	77,556	1,122	2.89	58,934	928	3.15
Total securities available for sale (1)	461,920	4,327	1.87	278,741	2,663	1.91
Loans receivable (1) (4) (5)	1,370,534	31,223	4.56	1,410,160	32,468	4.60
Total interest-earning assets	1,959,629	35,810	3.65	1,835,475	35,233	3.84
Non-interest earning assets:
Cash and due from banks	24,001			21,698
Allowance for loan losses	(16,688)			(14,509)
Other assets	91,031			114,954
Total non-interest earning assets	98,344			122,143
Total Assets	$2,057,973			$1,957,618
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$530,451	$428	0.16	$442,601	$434	0.20
Savings	307,221	115	0.07	256,803	76	0.06
Time	491,079	1,599	0.65	533,068	1,949	0.73
Total interest-bearing deposits	1,328,751	2,142	0.32	1,232,472	2,459	0.40
Short-term borrowings	65,724	108	0.33	70,971	142	0.40
Other borrowings	18,567	195	2.10	39,330	388	1.97
Total interest-bearing liabilities	1,413,042	2,445	0.35	1,342,773	2,989	0.45
Non-interest bearing liabilities:
Demand deposits	437,430			402,024
Other liabilities	15,411			14,634
Total non-interest bearing liabilities	452,841			416,658
Stockholders' equity	192,090			198,187
Total Liabilities and Stockholders' Equity	$2,057,973			$1,957,618
Net interest income/spread (tax equivalent basis)		33,365	3.30%		32,244	3.39%
Tax-equivalent basis adjustment		(370)			(415)
Net interest income		$32,995			$31,829
Net interest margin (tax equivalent basis)			3.41%			3.51%

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

	Increase/(Decrease)
	Six months ended June 30, 2022 Compared to
	Six months ended June 30, 2021
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(35)	$193	$158
Securities available for sale:
Taxable	1,306	164	1,470
Tax-exempt securities	288	(94)	194
Total securities	1,594	70	1,664
Loans receivable	(954)	(291)	(1,245)
Total interest-earning assets	605	(28)	577
Interest-bearing liabilities:
Interest-bearing demand and money market	82	(88)	(6)
Savings	21	18	39
Time	(143)	(207)	(350)
Total interest-bearing deposits	(40)	(277)	(317)
Short-term borrowings	(10)	(24)	(34)
Other borrowings	(206)	13	(193)
Total interest-bearing liabilities	(256)	(288)	(544)
Net interest income (tax-equivalent basis)	$861	$260	$1,121

Comparison of Operating Results for the Six Months Ended June 30, 2022 to June 30, 2021

General

For the six months ended June 30, 2022, net income totaled $13,983,000 compared to $11,296,000 earned in the similar period in 2021. The increase in net income for the six months ended June 30, 2022 was due primarily to a $1,166,000 increase in net interest income, a $1,652,000 increase in other income, and a $2,400,000 decrease in the provision for loan losses. Earnings per share for the six-months ended June 30, 2022 were $1.71 per share for basic shares and fully diluted shares, compared to $1.38 per share for basic shares and for fully diluted shares for the six months ended June 30, 2021. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2022 were 1.37% and 14.68%, respectively, compared to 1.16% and 11.49%, respectively, for the same period in 2021.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2022 to June 30, 2021
Net income six months ended June 30, 2021	$11,296
Change due to:
Net interest income	1,166
Provision for loan losses	2,400
Service charges and fees	164
Net gains on sales of securities and loans	(159)
Net gains on sales of foreclosed real estate owned	427
Earnings and proceeds on bank-owned life insurance	57
Other income	1,163
Salaries and employee benefits	(1,146)
Occupancy, furniture and equipment	(107)
Data processing related	(129)
Professional fees	(98)
All other expenses	(206)
Income tax expense	(845)
Net income six months ended June 30, 2022	$13,983

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2022 totaled $33,365,000 which was $1,121,000 higher than the comparable period in 2021. The increase in net interest income was due primarily to a $1,664,000 increase in interest income (fte) on securities due to purchases of securities. The fte net interest spread and net interest margin were 3.30% and 3.41%, respectively, for the six months ended June 30, 2022 compared to 3.39% and 3.51%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 37.

For the six-months ended June 30, 2022, interest income (fte) totaled $35,810,000 with a yield on average earning assets of 3.65% compared to $35,233,000 and 3.84% for the 2021 period. Average loans decreased $39.6 million during the six-months ended June 30, 2022, over the comparable period of 2021, while average securities increased $183.2 million. Average earning assets totaled $1.960 billion for the six months ended June 30, 2022, an increase of $124.2 million over the average for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 37.

Interest expense for the six months ended June 30, 2022 totaled $2,445,000 at an average cost of 0.35% compared to $2,989,000 and 0.45%, respectively, for the same period in 2021. The decrease in interest expense during the six-months ended June 30, 2022 reflects the repricing of higher cost certificates to current market interest rates at maturity. The average cost of time deposits, which is the most significant component of funding costs, decreased 0.08% compared to the same six-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the six months ended June 30, 2022 was $600,000, compared to $3,000,000 for the six months ended June 30, 2021. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net charge-off of $25,000 for the six months ended June 30, 2022, compared to a net charge-off of $810,000 for the same period in 2021. At June 30, 2022, the allowance for loan losses represented 1.21% of loans receivable. Additionally, the allowance for loan losses represented 2,532% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $5,828,000 for the six months ended June 30, 2022, compared to $4,176,000 for the same period in 2021. The increase was due primarily to $954,000 of income recognized on previously acquired purchased impaired loans that were carried at a discount, and a $427,000 gain on the sale of a property carried in foreclosed real estate owned. All other categories of other income increased $137,000, net.

Other Expense

Other expense for the six months ended June 30, 2022 totaled $20,630,000, which was $1,686,000 higher than the same period of 2021, due primarily to a $1,146,000 increase in salaries and employee benefits costs.

Income Tax Expense

Income tax expense totaled $3,610,000 for an effective tax rate of 20.5% for the six months ended June 30, 2022 compared to $2,765,000 for an effective tax rate of 19.7% for the six months ended June 30, 2021. The increase in the effective tax rate in the 2022 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2022, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2022, the Company had a positive 90-day interest sensitivity gap of $33.0 million or 1.6% of total assets, compared to the $175.1 million interest sensitivity gap, or 8.5% of total assets, as of December 31, 2021. At June 30, 2022, rate-sensitive assets repricing within 90 days decreased $100.5 million due to a $105.7 million decrease in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days increased $41.6 million since year end due primarily to a $41.8 million increase in deposits repricing. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, yield on interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2022

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$79,487	$248	$—	$—	$79,735
Securities	10,598	29,843	81,153	319,283	440,877
Loans Receivable	232,971	209,150	394,527	567,669	1,404,317
Total RSA	$323,056	$239,241	$475,680	$886,952	$1,924,929
Non-maturity interest-bearing deposits	$140,605	$131,433	$347,359	$244,290	$863,687
Time Deposits	133,479	204,236	135,923	19,514	493,152
Borrowings	15,954	26,352	32,533	—	74,839
Total RSL	$290,038	$362,021	$515,815	$263,804	$1,431,678
Interest Sensitivity Gap	$33,018	$(122,780)	$(40,135)	$623,148	$493,251
Cumulative Gap	33,018	(89,762)	(129,897)	493,251
RSA/RSL-cumulative	111.38%	86.23%	88.88%	134.45%

December 31, 2021

Interest Sensitivity Gap	$175,100	$(170,159)	$11,040	$524,379	$540,360
Cumulative Gap	175,100	4,941	15,981	540,360
RSA/RSL-cumulative	170.5%	100.7%	101.4%	138.4%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2022.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2022	—	$—	—	477,714
May 1 – 31, 2022	26,984	26.66	26,984	450,730
June 1 – 30, 2022	20,486	25.21	20,486	430,244
Total	47,470	$26.03	47,470	430,244

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (1)
3(ii)	Bylaws of Norwood Financial Corp(2)
4.0	Specimen Stock Certificate of Norwood Financial Corp (3)
10.1	2014 Equity Incentive Plan, As Amended(4)
10.2	Employment Agreement dated May 9, 2022, by and among Norwood Financial Corp, Wayne Bank and James O. Donnelly(5)
10.3	Stock Award Agreement, dated May 10, 2022, between Norwood Financial Corp and James O. Donnelly(6)
10.4	Salary Continuation Agreement, dated May 10, 2022, between Wayne Bank and James O. Donnelly(7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(4)Incorporated by reference into this document from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-266622) filed with the Commission on August 8, 2022.

(5)Incorporated by reference into this document from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 2022.

(6)Incorporated by reference into this document from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 2022.

(7)Incorporated by reference into this document from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: August 12, 2022	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)