Form 10-Q
period 2022-09-30
NORWOOD FINANCIAL CORP
filed 2022-11-10
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2022
Common stock, par value $0.10 per share	8,136,687

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$23,092	$21,073
Interest-bearing deposits with banks	17,785	185,608
Cash and cash equivalents	40,877	206,681
Securities available for sale, at fair value	427,287	406,782
Loans receivable	1,432,288	1,354,931
Less: Allowance for loan losses	16,931	16,442
Net loans receivable	1,415,357	1,338,489
Regulatory stock, at cost	2,220	3,927
Bank premises and equipment, net	17,427	17,289
Bank owned life insurance	43,169	40,038
Accrued interest receivable	6,303	5,889
Foreclosed real estate owned	346	1,742
Goodwill	29,266	29,266
Other intangibles	329	407
Other assets	36,289	17,994
TOTAL ASSETS	$2,018,870	$2,068,504
LIABILITIES
Deposits:
Non-interest bearing demand	$453,560	$440,652
Interest-bearing	1,315,236	1,316,141
Total deposits	1,768,796	1,756,793
Short-term borrowings	71,754	60,822
Other borrowings	—	29,998
Accrued interest payable	1,425	1,203
Other liabilities	18,046	14,426
TOTAL LIABILITIES	1,860,021	1,863,242
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2022: 8,275,901 shares, 2021: 8,266,751 shares	828	827
Surplus	96,785	96,443
Retained earnings	125,243	110,015
Treasury stock at cost: 2022: 130,046 shares; 2021: 65,328 shares	(3,442)	(1,767)
Accumulated other comprehensive loss	(60,565)	(256)
TOTAL STOCKHOLDERS’ EQUITY	158,849	205,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,018,870	$2,068,504

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Loans receivable, including fees	$17,114	$16,859	$48,203	$49,107
Securities	2,473	1,468	6,564	3,936
Other	245	72	504	174
Total interest income	19,832	18,399	55,271	53,217
INTEREST EXPENSE
Deposits	1,557	1,167	3,699	3,627
Short-term borrowings	88	71	196	214
Other borrowings	17	172	212	559
Total interest expense	1,662	1,410	4,107	4,400
NET INTEREST INCOME	18,170	16,989	51,164	48,817
PROVISION FOR LOAN LOSSES	—	750	600	3,750
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,170	16,239	50,564	45,067
OTHER INCOME
Service charges and fees	1,346	1,485	4,292	4,268
Income from fiduciary activities	219	209	634	550
Net realized gains on sales of securities	—	35	—	56
Gain on sale of loans, net	1	39	1	177
Gain on sales of foreclosed real estate owned	—	31	427	31
Earnings and proceeds on bank owned life insurance	267	200	892	767
Other	345	160	1,760	486
Total other income	2,178	2,159	8,006	6,335
OTHER EXPENSES
Salaries and employee benefits	5,553	5,491	16,824	15,616
Occupancy, furniture & equipment, net	1,191	1,163	3,704	3,568
Data processing and related operations	736	594	2,031	1,760
Taxes, other than income	240	229	773	763
Professional fees	354	189	1,336	1,072
Federal Deposit Insurance Corporation insurance	143	177	468	512
Foreclosed real estate	4	16	66	58
Amortization of intangibles	24	28	78	96
Other	1,894	1,736	5,488	5,122
Total other expenses	10,139	9,623	30,768	28,567
INCOME BEFORE INCOME TAXES	10,209	8,775	27,802	22,835
INCOME TAX EXPENSE	2,100	1,794	5,709	4,558
NET INCOME	$8,109	$6,981	$22,093	$18,277
BASIC EARNINGS PER SHARE	$1.00	$0.85	$2.71	$2.23
DILUTED EARNINGS PER SHARE	$1.00	$0.85	$2.71	$2.23

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2022	2021
Net income	$8,109	$6,981
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding loss	(25,739)	(2,652)
Tax effect	5,404	557
Reclassification of investment securities gains
recognized in net income	—	(35)
Tax effect	—	7
Other comprehensive (loss)	(20,335)	(2,123)
Comprehensive (Loss) Income	$(12,226)	$4,858

	Nine Months Ended
	September 30,
	2022	2021
Net income	$22,093	$18,277
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (loss) gain	(76,340)	(4,604)
Tax effect	16,031	967
Reclassification of investment securities gains
recognized in net income	—	(56)
Tax effect	—	12
Other comprehensive (loss)	(60,309)	(3,681)
Comprehensive (Loss) Income	$(38,216)	$14,596

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2022 and 2021

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	22,093	-	-	-	22,093
Other comprehensive loss	-	-	-	-	-	-	(60,309)	(60,309)
Cash dividends declared ($0.84 per share)	-	-	-	(6,865)	-	-	-	(6,865)
Acquisition of treasury stock	-	-	-	-	84,668	(2,204)	-	(2,204)
Compensation expense related to restricted stock	7,500	1	271	-			-	272
Stock options exercised	1,650	-	(130)	-	(19,950)	529	-	399
Compensation expense related to stock options	-	-	201	-	-	-	-	201
Balance, September 30, 2022	8,275,901	$828	$96,785	$125,243	130,046	$(3,442)	$(60,565)	$158,849

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	-	-	-	18,277	-	-	-	18,277
Other comprehensive loss	-	-	-	-	-	-	(3,681)	(3,681)
Cash dividends declared ($0.78 per share)	-	-	-	(6,405)	-	-	-	(6,405)
Acquisition of treasury stock	-	-	-	-	37,405	(961)	-	(961)
Compensation expense related to restricted stock	-	-	371	-	3,900	(120)	-	251
Stock options exercised	9,620	1	181	-	-	-	-	182
Compensation expense related to stock options	-	-	160	-	-	-	-	160
Balance, September 30, 2021	8,245,951	$825	$96,100	$105,668	51,568	$(1,423)	$1,438	$202,608

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2022 and 2021

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831
Net Income	-	-	-	8,109	-	-	-	8,109
Other comprehensive loss	-	-	-	-	-	-	(20,335)	(20,335)
Cash dividends declared ($0.28 per share)	-	-	-	(2,280)	-	-	-	(2,280)
Acquisition of treasury stock	-	-	-	-	36,687	(952)	-	(952)
Compensation expense related to restricted stock	-	-	101	-	-	-	-	101
Stock options exercised	-	-	(135)	-	(16,725)	443	-	308
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, September 30, 2022	8,275,901	$828	$96,785	$125,243	130,046	$(3,442)	$(60,565)	$158,849

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income	Total
Balance, June 30, 2021	8,245,301	$825	$95,951	$100,818	21,568	$(656)	$3,561	$200,499
Net Income	-	-	-	6,981	-	-	-	6,981
Other comprehensive loss	-	-	-	-	-	-	(2,123)	(2,123)
Cash dividends declared ($0.26 per share)	-	-	-	(2,131)	-	-	-	(2,131)
Acquisition of treasury stock					30,000	(767)		(767)
Compensation expense related to restricted stock	-	-	84	-	-	-	-	84
Stock options exercised	650	-	12					12
Compensation expense related to stock options	-	-	53	-	-	-	-	53
Balance, September 30, 2021	8,245,951	$825	$96,100	$105,668	51,568	$(1,423)	$1,438	$202,608

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$22,093	$18,277
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	3,750
Depreciation	1,109	1,117
Amortization of intangible assets	78	96
Deferred income taxes	417	497
Net amortization of securities premiums and discounts	1,038	1,133
Net realized gain on sales of securities	—	(56)
Earnings and proceeds on life insurance policies	(892)	(767)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(379)	(52)
Net amortization of loan fees	(281)	(2,734)
Net gain on sale of loans	(1)	(177)
Loans originated for sale	(435)	(8,616)
Proceeds from sale of loans originated for sale	437	8,793
Compensation expense related to stock options	201	160
Compensation expense related to restricted stock	272	251
(Increase) decrease in accrued interest receivable	(414)	183
Increase (decrease) in accrued interest payable	222	(260)
Other, net	319	1,407
Net cash provided by operating activities	24,384	23,002
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	3,841
Proceeds from maturities and principal reductions on mortgage-backed securities	32,945	52,770
Purchases	(130,828)	(197,750)
Purchase of regulatory stock	(1,019)	(3,327)
Redemption of regulatory stock	2,726	3,410
Net (increase) decrease in loans	(76,553)	40,969
Proceeds from bank-owned life insurance policies	761	511
Purchase of bank-owned life insurance	(3,000)	—
Purchase of premises and equipment	(1,295)	(809)
Proceeds from sales of bank premises and fixed assets	—	157
Proceeds from sales of foreclosed real estate owned	1,823	158
Net cash used in investing activities	(174,440)	(100,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,003	186,880
Net increase in short-term borrowings	10,932	14,943
Repayments of other borrowings	(29,998)	(9,323)
Stock options exercised	399	182
Purchase of treasury stock	(2,204)	(961)
Cash dividends paid	(6,880)	(6,413)
Net cash (used in) provided by financing activities	(15,748)	185,308
(Decrease) increase in cash and cash equivalents	(165,804)	108,240
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	206,681	111,693
CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,877	$219,933

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,885	$4,660
Income taxes paid, net of refunds	$5,372	$4,214
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$161	$1,638
Dividends payable	$2,281	$2,131

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2022	2021
In-scope of Topic 606:
Service charges on deposit accounts	$107	$99
ATM fees	127	125
Overdraft fees	305	275
Safe deposit box rental	24	24
Loan related service fees	104	314
Debit card fees	624	584
Fiduciary activities	219	209
Commissions on mutual funds and annuities	31	34
Gains on sales of other real estate owned	—	31
Other income	345	160
Noninterest Income (in-scope of Topic 606)	1,886	1,855
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	35
Loan servicing fees	24	30
Gains on sales of loans	1	39
Earnings on and proceeds from bank-owned life insurance	267	200
Noninterest Income (out-of-scope of Topic 606)	292	304
Total Noninterest Income	$2,178	$2,159

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2022	2021
In-scope of Topic 606:
Service charges on deposit accounts	$312	$294
ATM fees	340	333
Overdraft fees	909	733
Safe deposit box rental	70	77
Loan related service fees	626	963
Debit card fees	1,879	1,661
Fiduciary activities	634	550
Commissions on mutual funds and annuities	98	98
Gains on sales of other real estate owned	427	31
Other income	1,760	486
Noninterest Income (in-scope of Topic 606)	7,055	5,226
Out-of-scope of Topic 606:
Net realized gains on sales of securities	—	56
Loan servicing fees	58	109
Gains on sales of loans	1	177
Earnings on and proceeds from bank-owned life insurance	892	767
Noninterest Income (out-of-scope of Topic 606)	951	1,109
Total Noninterest Income	$8,006	$6,335

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares outstanding	8,158	8,223	8,187	8,223
Less: Unvested restricted shares	(40)	(35)	(38)	(36)
Basic EPS weighted average shares outstanding	8,118	8,188	8,149	8,187
Basic EPS weighted average shares outstanding	8,118	8,188	8,149	8,187
Add: Dilutive effect of stock options and restricted shares	16	19	17	19
Diluted EPS weighted average shares outstanding	8,134	8,207	8,166	8,206

For the three and nine month periods ended September 30, 2022, there were 108,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $26.58 per share as of September 30, 2022.

For the three and nine month periods ended September 30, 2021, there were 110,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $25.50 per share as of September 30, 2021.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2022, no stock options were granted. As of September 30, 2022, there was $67,000 of total unrecognized compensation cost related to non-vested options granted in 2021 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2022. Compensation costs related to stock options amounted to $201,000 and $160,000 during the nine-month periods ended September 30, 2022 and 2021, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2022 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2022	226,075	$26.37	6.4	Yrs.	$520
Granted	—	-	-
Exercised	(21,600)	18.49	1.0
Forfeited	—	-	-
Outstanding at September 30, 2022	204,475	$27.20	6.1	Yrs.	$380
Exercisable at September 30, 2022	162,975	$27.56	5.3	Yrs.	$380

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $26.58 per share as of September 30, 2022 and $25.99 per share as of December 31, 2021.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2022 and 2021 is as follows:

	2022		2021
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	32,030	$29.76	39,135	$30.72
Granted	7,500	25.71	—	—
Vested	—	—	—	—
Forfeited	—	—	(3,900)	30.86
Non-vested, September 30,	39,530	$28.99	35,235	$30.71

The expected future compensation expense relating to the 39,530 shares of non-vested restricted stock outstanding as of September 30, 2022 is $875,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $272,000 and $251,000 during the nine-month periods ended September 30, 2022 and 2021, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and nine months ended September 30, 2022 and 2021:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(60,309)
Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive loss	(60,309)
Balance as of September 30, 2022	$(60,565)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2020	$5,119
Other comprehensive loss before reclassification	(3,637)
Amount reclassified from accumulated other comprehensive income	(44)
Total other comprehensive loss	(3,681)
Balance as of September 30, 2021	$1,438

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2022	$(40,230)
Other comprehensive loss before reclassification	(20,335)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(20,335)
Balance as of September 30, 2022	$(60,565)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2021	$3,561
Other comprehensive income before reclassification	(2,095)
Amount reclassified from accumulated other comprehensive loss	(28)
Total other comprehensive income	(2,123)
Balance as of September 30, 2021	$1,438

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	September 30,		Statements
Details about other comprehensive income	2022	2021	of Income
Unrealized gains on available for sale securities	$—	$35	Net realized gains on sales of securities
Tax effect	—	(7)	Income tax expense
	$—	$28

	Nine months ended
	September 30,
	2022	2021
Unrealized gains on available for sale securities	$—	$56	Net realized gains on sales of securities
Tax effect	—	(12)	Income tax expense
	$—	$44

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2022	2021
Commitments to grant loans	$101,466	$91,186
Unfunded commitments under lines of credit	145,636	136,168
Standby letters of credit	12,934	8,335
	$260,036	$235,689

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2022 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale were as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,026	$-	$(3,382)	$41,644
U.S. Government agencies	21,236	-	(3,059)	18,177
States and political subdivisions	163,416	18	(32,962)	130,472
Mortgage-backed securities-
government sponsored entities	275,788	—	(38,794)	236,994
Total debt securities	$505,466	$18	$(78,197)	$427,287

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Government agencies	$19,550	$6	$(205)	$19,351
States and political subdivisions	16,251	24	(264)	16,011
Corporate obligations	145,107	2,155	(1,395)	145,867
Mortgage-backed securities-government
sponsored entities	227,712	766	(2,925)	225,553
Total debt securities	$408,620	$2,951	$(4,789)	$406,782

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$30,007	$(1,450)	$11,637	$(1,932)	$41,644	$(3,382)
U.S. Government agencies	12,463	(1,722)	5,714	(1,337)	18,177	(3,059)
States and political subdivisions	93,501	(21,935)	32,126	(11,027)	125,627	(32,962)
Mortgage-backed securities-government sponsored entities	155,314	(20,224)	81,680	(18,570)	236,994	(38,794)
	$291,285	$(45,331)	$131,157	$(32,866)	$422,442	$(78,197)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,361	$(205)	$-	$-	$18,361	$(205)
U.S. Government agencies	7,912	(109)	3,843	(155)	11,755	(264)
States and political subdivisions	74,658	(1,395)	-	-	74,658	(1,395)
Mortgage-backed securities-government sponsored entities	170,647	(2,856)	2,919	(69)	173,566	(2,925)
	$271,578	$(4,565)	$6,762	$(224)	$278,340	$(4,789)

At September 30, 2022, the Company had 270 debt securities in an unrealized loss position in the less than twelve months category and 86 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2022. Management believes that all unrealized losses represent temporary impairment of the securities as the Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$4,814	$4,802
Due after one year through five years	43,088	41,170
Due after five years through ten years	57,805	47,887
Due after ten years	123,971	96,434
	229,678	190,293
Mortgage-backed securities-government sponsored entities	275,788	236,994
	$505,466	$427,287

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$35	$—	$56
Gross realized losses	—	—	—	—
Net realized gain	$—	$35	$—	$56
Proceeds from sales of securities	$—	$2,714	$—	$3,841

Securities with a carrying value of $365,210,000 and $339,769,000 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2022		December 31, 2021
Real Estate Loans:
Residential	$295,125	20.6%	$273,040	20.1%
Commercial	644,607	45.0	628,724	46.4
Agricultural	69,356	4.8	61,925	4.6
Construction	26,637	1.9	21,990	1.6
Commercial loans	184,729	12.9	186,031	13.7
Other agricultural loans	35,733	2.5	37,930	2.8
Consumer loans to individuals	176,680	12.3	146,400	10.8
Total loans	1,432,867	100.0%	1,356,040	100.0%
Deferred fees, net	(579)		(1,109)
Total loans receivable	1,432,288		1,354,931
Allowance for loan losses	(16,931)		(16,442)
Net loans receivable	$1,415,357		$1,338,489

During 2020 and 2021 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2022 and December 31, 2021, the Company had outstanding principal balances of $755,000 and $15.2 million, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $5.1 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of September 30, 2022, the carrying value of these unamortized loan fees was $20,000.

The following table presents information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	September 30, 2022	December 31, 2021
Outstanding Balance	$9,272	$12,862
Carrying Amount	$6,614	$8,304

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

Changes in the accretable yield for purchased credit impaired loans for the nine-months ended September 30, 2022 and 2021, were as follows (in thousands):

	2022	2021
Balance at beginning of period	$1,884	$1,365
Additions	—	—
Accretion	(558)	(523)
Reclassification and other	523	993
Balance at end of period	$1,849	$1,835

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, foreclosed real estate owned totaled $346,000 and $1,742,000, respectively. During the nine months ended September 30, 2022, there were no additions to the foreclosed real estate category. The Company disposed of a parcel of one property that was previously transferred to foreclosed real estate owned with a carrying value of $364,000, and disposed of another property with a carrying value of $1,032,000 through the sale of the property. As of September 30, 2022, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $160,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2022	(In thousands)
Individually evaluated for impairment	$—	$—	$—	$—	$12	$—	$—	$12
Loans acquired with deteriorated credit quality	571	2,284	2,336	—	—	1,423	—	6,614
Collectively evaluated for impairment	294,554	642,323	67,020	26,637	184,717	34,310	176,680	1,426,241
Total Loans	$295,125	$644,607	$69,356	$26,637	$184,729	$35,733	$176,680	$1,432,867

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2021
Individually evaluated for impairment	$-	$1,658	$—	$-	$16	$—	$-	$1,674
Loans acquired with deteriorated credit quality	784	3,285	1,918	-	198	2,119	-	8,304
Collectively evaluated for impairment	272,256	623,781	60,007	21,990	185,817	35,811	146,400	1,346,062
Total Loans	$273,040	$628,724	$61,925	$21,990	$186,031	$37,930	$146,400	$1,356,040

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
September 30, 2022		(in thousands)
With no related allowance recorded:
Commercial Loans	$12	$12	—
Subtotal	$12	$12	$—
Total:
Commercial Loans	$12	$12	—
Total Impaired Loans	$12	$12	$—

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2021		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$141	$141	$—
Commercial Loans	16	16	—
Subtotal	157	157	—
With an allowance recorded:
Real Estate Loans
Commercial	1,517	1,517	272
Subtotal	1,517	1,517	272
Total:
Real Estate Loans:
Commercial	1,658	1,658	272
Commercial Loans	16	16	—
Total Impaired Loans	$1,674	$1,674	$272

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month periods ended September 30, 2022 and 2021, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
Real Estate Loans:
Commercial	$—	$1,405	$18	$55
Agriculture	—	858	—	—
Commercial Loans	13	19	—	—
Other agricultural loans	—	125	—	—
Total	$13	$2,407	$18	$55

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month periods ended September 30, 2022 and 2021, respectively (in thousands):

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
Real Estate Loans:
Commercial	$825	$1,560	$55	$56
Agriculture	—	858	—	—
Commercial Loans	14	19	3	—
Other agricultural loans	—	114	—	—
Total	$839	$2,551	$58	$56

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of September 30, 2022 and December 31, 2021, the Company had no troubled debt restructured loans to report. For the nine-month period ended September 30, 2022 and 2021, there were no new loans identified as troubled debt restructurings.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of September 30, 2022 and December 31, 2021 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
September 30, 2022
Commercial real estate loans	$639,609	$1,284	$3,714	$—	$644,607
Real estate - agricultural	66,813	2,543	—	—	69,356
Commercial loans	184,474	187	68	—	184,729
Other agricultural loans	34,433	708	592	—	35,733
Total	$925,329	$4,722	$4,374	$—	$934,425

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2021
Commercial real estate loans	$618,541	$5,146	$4,765	$272	$628,724
Real estate - agricultural	60,193	—	1,732	—	61,925
Commercial loans	185,729	199	103	—	186,031
Other agricultural loans	35,573	210	2,147	—	37,930
Total	$900,036	$5,555	$8,747	$272	$914,610

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of September 30, 2022 and December 31, 2021 (in thousands):

	Performing	Nonperforming	Total
September 30, 2022
Residential real estate loans	$294,684	$441	$295,125
Construction	26,637	—	26,637
Consumer loans to individuals	176,515	165	176,680
Total	$497,836	$606	$498,442

	Performing	Nonperforming	Total
December 31, 2021
Residential real estate loans	$272,571	$469	$273,040
Construction	21,990	—	21,990
Consumer loans to individuals	146,345	55	146,400
Total	$440,906	$524	$441,430

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2022 and December 31, 2021 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual	Purchased Credit-Impaired	Total Loans
September 30, 2022
Real Estate loans
Residential	$293,400	$649	$64	$-	$441	$1,154	$571	$295,125
Commercial	641,958	365	-	-	-	365	2,284	644,607
Agricultural	67,020	-	-	-	-	-	2,336	69,356
Construction	26,611	-	26	-	-	26	-	26,637
Commercial loans	184,716	1	-	-	12	13	-	184,729
Other agricultural loans	34,310	-		-	-	-	1,423	35,733
Consumer loans	175,722	663	130	-	165	958	-	176,680
Total	$1,423,737	$1,678	$220	$-	$618	$2,516	$6,614	$1,432,867

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Nonaccrual	Total Past Due and Non-Accrual		Purchased Credit-Impaired	Total Loans
December 31, 2021
Real Estate loans
Residential	$271,622	$155	$10	$-	$469	$634	-	$784	$273,040
Commercial	625,336	-	-	-	103	103	-	3,285	628,724
Agricultural	59,982	25	-		-	25		1,918	61,925
Construction	21,990	-	-	-	-	-	-	-	21,990
Commercial loans	185,801	3	13	91	16	32	-	198	186,031
Other agricultural loans	35,811	-	-		-	-		2,119	37,930
Consumer loans	145,986	248	111	-	55	414	-	-	146,400
Total	$1,346,528	$431	$134	$91	$643	$1,208	-	$8,304	$1,356,040

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for loan losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

As of September 30, 2022, the allocation of the allowance includes an allocation for loans secured by farmland and other agricultural loans. As of September 30 2022, the Company has also continued to incorporate qualitative factors related to the pandemic to capture some of the risk associated with higher-risk industries, although the factor has been reduced from the December 31, 2021 level. The qualitative factor related to the deferral of payments due to COVID-19 has been eliminated. At September 30, 2022, the allowance for loan losses includes $583,000 of COVID related factors, compared to $2.3 million at December 31, 2021. The 2022 allowance for loan losses excludes Paycheck Protection Program loans which are fully guaranteed by the Small Business Association as well as loans acquired from UpState which were recorded at fair value.

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(120)	(1)	-	-	(16)	-	(249)	(386)
Recoveries	122	80	-	-	36	-	37	275
Provision for loan losses	736	(2,354)	220	186	910	123	779	600
Ending balance, September 30, 2022	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931
Ending balance individually evaluated for impairment	$-	$—	$-	$-	$—	$-	$-	$—
Ending balance collectively evaluated for impairment	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017
Charge Offs	-	(1)	-	-	(1)	-	(115)	(117)
Recoveries	4	-	-	-	13	-	14	31
Provision for loan losses	169	(551)	2	77	(96)	11	388	—
Ending balance, September 30, 2022	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$-	$150	$1,360	$-	$1,676	$13,150
Charge Offs	(5)	(452)	-	-	(174)	-	(368)	(999)
Recoveries	64	15	-	-	33	-	90	202
Provision for loan losses	424	2,324	-	13	386	-	603	3,750
Ending balance, September 30, 2021	$2,443	$9,891	$—	$163	$1,605	$—	$2,001	$16,103
Ending balance individually evaluated for impairment	$-	$275	$-	$-	$—	$-	$—	$275
Ending balance collectively evaluated for impairment	$2,443	$9,616	$—	$163	$1,605	$—	$2,001	$15,828

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2021	$2,233	$9,580	$-	$137	$1,503	$-	$1,887	$15,340
Charge Offs	—	(13)	-	—	—	-	(107)	(120)
Recoveries	59	5	-	—	9	-	60	133
Provision for loan losses	151	319	-	26	93	-	161	750
Ending balance, September 30, 2021	$2,443	$9,891	$—	$163	$1,605	$—	$2,001	$16,103

The Company’s primary business activity as of September 30, 2022 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2022, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $152.4 million of loans outstanding, or 10.6 % of total loans outstanding, and residential rentals with loans outstanding of $121.4 million, or 8.5% of loans outstanding. For the nine months ended September 30, 2022, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the nine-month periods ended September 30, 2022 and 2021, amounted to $454,000 and $441,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2022.

Operating
Weighted-average remaining term	10.8 years
Weighted-average discount rate	2.78%

The following table presents the undiscounted cash flows due related to operating leases as of September 30, 2022, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2022	$147
2023	557
2024	544
2025	561
2026	504
2027 and thereafter	2,815
Total undiscounted cash flows	5,128
Discount on cash flows	(820)
Total lease liabilities	$4,308

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$41,644	$-	$41,644	$-
U.S. Government agencies	18,177		18,177
States and political subdivisions	130,472	-	130,472	-
Mortgage-backed securities-government
sponsored entities	236,994	-	236,994	-
Interest rate derivatives	1,548	-	1,548	-

LIABILITIES
Interest rate derivatives	1,548	-	1,548	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2021	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,351	$	$19,351	$
U.S. Government agencies	16,011	-	16,011	-
States and political subdivisions	145,867		145,867
Corporate obligations	-	-	-	-
Mortgage-backed securities-government
sponsored entities	225,553	-	225,553	-
Interest rate derivatives	235	-	235	-

LIABILITIES
Interest rate derivatives	235	-	235	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2022 and December 31, 2021 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2022
Impaired Loans	$12	$-	$-	$12
Foreclosed Real Estate Owned	346	-	-	346
December 31, 2021
Impaired Loans	$1,402	$-	$-	$1,402
Foreclosed Real Estate Owned	1,742	-	-	1,742

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2022, the fair value investment in impaired loans was $12,000 which included one loan relationship that did not require a valuation allowance since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of September 30, 2022, the Company has not recognized charge-offs against the allowance for loan losses on any of these impaired loans.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2022
Impaired loans	$12	Appraisal of collateral(1)	Appraisal adjustments(2)	10.00% (10.00%)
Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$1,402	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (1.12%)

Foreclosed real estate owned	$1,742	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2022 and December 31, 2021. (In thousands)

	Fair Value Measurements at September 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$40,877	$40,877	$40,877	$-	$-
Loans receivable, net	1,415,357	1,375,138	-	-	1,375,138
Mortgage servicing rights	229	500	-	-	500
Regulatory stock (1)	2,220	2,220	2,220	-	-
Bank owned life insurance (1)	43,169	43,169	43,169	-	-
Accrued interest receivable (1)	6,303	6,303	6,303	-	-
Financial liabilities:
Deposits	1,768,796	1,767,180	1,301,333	-	465,847
Short-term borrowings (1)	71,754	71,754	71,754	-	-
Other borrowings	-	-	-	-	-
Accrued interest payable (1)	1,425	1,425	1,425	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2021
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$206,681	$206,681	$206,681	$-	$-
Loans receivable, net	1,338,489	1,389,870	-	-	1,389,870
Mortgage servicing rights	289	500	-	-	500
Regulatory stock (1)	3,927	3,927	3,927	-	-
Bank owned life insurance (1)	40,038	40,038	40,038	-	-
Accrued interest receivable (1)	5,889	5,889	5,889	-	-
Financial liabilities:
Deposits	1,756,793	1,759,722	1,228,091	-	531,631
Short-term borrowings (1)	60,822	60,822	60,822	-	-
Other borrowings	29,998	30,221	-	-	30,221
Accrued interest payable (1)	1,203	1,203	1,203	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

At September 30, 2022 and December 31, 2021, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2022 and December 31, 2021 was $1,548,000 and $235,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2022	December 31, 2021	Interest Rate Paid	Interest Rate Received	September 30, 2022	December 31, 2021
Customer interest rate swap

Maturing November, 2030	$6,604	$6,873	Term SOFR + Margin	Fixed	$940	$144
Maturing December, 2030	4,362	4,553	Term SOFR + Margin	Fixed	608	91

Total	$10,966	$11,426			$1,548	$235

Third party interest rate swap

Maturing November, 2030	$6,604	$6,873	Fixed	Term SOFR + Margin	$940	$144
Maturing December, 2030	4,362	4,553	Fixed	Term SOFR + Margin	608	91

Total	$10,966	$11,426			$1,548	$235

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2022
Interest rate derivatives	Other assets	$1,548	Other liabilities	$1,548

December 31, 2021
Interest rate derivatives	Other assets	235	Other liabilities	235

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the fair value of financial instruments, the determination of other-than-temporary impairment on securities and the determination of goodwill impairment. Please refer to the discussion of the allowance for loan losses calculation under “Changes in Financial Condition - Loans” below.

The Company uses the modified prospective transition method to account for stock options. Under this method, companies are required to record compensation expense, based on the fair value of options over the vesting period. Restricted shares vest over a five-year period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock.

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

Decreases in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, the Company considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and whether it is more likely than not that it will not have to sell the securities before recovery of their cost basis. The Company believes that all unrealized losses on securities at September 30, 2022 and December 31, 2021 represent temporary impairment of the securities, related to changes in interest rates.

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

Changes in Financial Condition

General

Total assets as of September 30, 2022 were $2.019 billion compared to $2.069 billion as of December 31, 2021. The decrease was due primarily to a $167.8 million decrease in interest-bearing deposits with banks. Interest-bearing balances with banks decreased as overnight liquidity was utilized to fund growth in loans and securities, and to pay off long-term borrowings. The decrease was partially offset by a $77.4 million increase in loans receivable, and a $20.5 million increase in securities available for sale.

Securities

The fair value of securities available for sale as of September 30, 2022 was $427.3 million compared to $406.8 million as of December 31, 2021. The increase in the securities portfolio is the result of purchases executed to invest excess liquidity and to provide pledging for public deposits.

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

Loans

Loans receivable totaled $1.432 billion at September 30, 2022 compared to $1.355 billion as of December 31, 2021. The $77.4 million increase in loans receivable during the nine months ended September 30, 2022, was due to a $15.9 million increase in commercial real estate loans, a $22.1 million increase in residential mortgage loans, and a $30.3 million increase in consumer loans.

The allowance for loan losses totaled $16,931,000 as of September 30, 2022, and represented 1.18% of total loans outstanding, compared to $16,442,000, or 1.21% of total loans outstanding, at December 31, 2021. The Company had net charge-offs for the nine months ended September 30, 2022 of $111,000, compared to $797,000 in the corresponding period in 2021. The Company’s management assesses the adequacy of the allowance for loan losses on a quarterly basis. The process includes an analysis of the risks inherent in the loan portfolio. It includes an analysis of impaired loans and a historical review of credit losses by loan type. Other factors considered include concentration of credit in specific industries, economic and industry conditions, trends in delinquencies and loan classifications, and loan growth. In addition, management has included qualitative factors during 2022 which are specifically related to the economic impact of the COVID-19 pandemic. Management considers the allowance for loan losses adequate at September 30, 2022 based on the Company’s criteria. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2022, non-performing loans totaled $618,000 or 0.04% of total loans compared to $734,000, or 0.05%, of total loans at December 31, 2021. At September 30, 2022, non-performing assets totaled $964,000, or 0.05%, of total assets, compared to $2,476,000, or 0.12%, of total assets at December 31, 2021. The decrease in non-performing assets during the nine month period ended September 30, 2022, was due to sales of properties included in foreclosed real estate.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$441	$469
Commercial	—	103
Agricultural	—	—
Construction	—	—
Commercial and financial loans	12	16
Other agricultural loans	—	—
Consumer loans to individuals	165	55
Total non-accrual loans	618	643
Accruing loans which are contractually
past due 90 days or more	—	91
Total non-performing loans	618	734
Foreclosed real estate	346	1,742
Total non-performing assets	$964	$2,476

Purchased credit impaired loans (a)	$6,614	$8,304

Allowance for loans losses	$16,931	$16,442

Coverage of non-performing loans (a) (b)	2,740% %	2,240% %
Non-performing loans to total loans(a)	0.04%	0.05%
Non-performing loans to total assets(a)	0.03%	0.03%
Non-performing assets to total assets(a)	0.05%	0.12%

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

Deposits

During the nine-months ended September 30, 2022, total deposits increased $12.0 million due primarily to growth in interest-bearing demand deposits.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021
Non-interest bearing demand	$453,560	$440,652
Interest-bearing demand	259,697	196,786
Money market deposit accounts	295,791	309,439
Savings	292,285	281,214
Time deposits <$250,000	276,000	271,464
Time deposits >$250,000	191,463	257,238
Total	$1,768,796	$1,756,793

Borrowings

Short-term borrowings increased $10.9 million to $71.7 million at September 30, 2022, compared to $60.8 million at December 31, 2021, due primarily to an increase in cash management account balances.

Other borrowings as of September 30, 2022, were $0 compared to $30.0 million as of December 31, 2021. The decrease reflects the early payoff of $25.5 million Federal Home Loan Bank term borrowings. A prepayment fee of $3,000 was recognized in other expense during the nine months ended September 30, 2022. Short-term borrowings, which consist of securities sold under agreements to repurchase and overnight borrowings from the FHLB, increased $10.9 million due to growth in repurchase agreements.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2022	December 31, 2021
Notes with the FHLB:
Amortizing fixed rate borrowing due March 2022 at 1.75%	$—	$227
Amortizing fixed rate borrowing due August 2022 at 1.94%	—	1,364
Amortizing fixed rate borrowing due October 2022 at 1.88%	—	1,386
Amortizing fixed rate borrowing due October 2023 at 3.24%	—	3,856
Amortizing fixed rate borrowing due December 2023 at 3.22%	—	2,097
Fixed rate term borrowing due December 2023 at 1.95%	—	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	—	5,190
Amortizing fixed rate borrowing due April 2024 at 0.91%	—	5,878
	$—	$29,998

Stockholders’ Equity and Capital Ratios

As of September 30, 2022, total stockholders’ equity was $158.8 million, compared to $205.3 million as of December 31, 2021. Total stockholders’ equity decreased $60.3 million due to a decrease in the fair value of securities in the available-for-sale portfolio, net of tax, and $6.9 million of dividends declared. The decrease in fair value is the result of a change in interest rates and spreads, which may impact the value of the securities. The decrease in total stockholders’ equity was partially offset by $22.1 million of net income. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2022	December 31, 2021
Tier 1 Capital
(To average assets)	9.13%	8.51%
Tier 1 Capital
(To risk-weighted assets)	12.47%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.47%	12.49%
Total Capital
(To risk-weighted assets)	13.58%	13.66%

Effective January 1, 2015, the Company and the Bank became subject to new regulatory capital rules, which, among other things, impose a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the minimum leverage ratio for all banking organizations at a uniform 4% of total assets, increase the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The new rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised which the Company and the Bank have done. The final rule limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The capital conservation buffer requirement was phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement became effective. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of September 30, 2022.

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $40.9 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $427.3 million which could be used for liquidity needs. Total liquidity of $468.2 million as of September 30, 2022, represents 23.2% of total assets compared to $613.5 million and 29.7% of total assets as of December 31, 2021. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2022 and December 31, 2021. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2023. There were no borrowings under this line as of September 30, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of September 30, 2022 and December 31, 2021.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of September 30, 2022 and December 31, 2021.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $642,371,000 as of September 30, 2022, of which $0 was outstanding in the form of borrowings as of September 30, 2022. As of December 31, 2021, the maximum borrowing capacity was $607,092,000, of which $29,998,000 of borrowings was outstanding as of December 31, 2021.

Additionally, as of September 30, 2022, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $101,400,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2021, there was $127,850,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 36. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 37. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$47,114	$245	2.08%	$182,259	$72	0.16%
Securities available for sale:
Taxable	426,861	2,016	1.89	286,413	1,096	1.53
Tax-exempt (1)	79,727	577	2.89	62,473	471	3.02
Total securities available for sale (1)	506,588	2,593	2.05	348,886	1,567	1.80
Loans receivable (1) (4) (5)	1,412,232	17,193	4.87	1,375,748	16,957	4.93
Total interest-earning assets	1,965,934	20,031	4.08	1,906,893	18,596	3.90
Non-interest earning assets:
Cash and due from banks	25,576			26,622
Allowance for loan losses	(16,996)			(15,714)
Other assets	74,583			115,229
Total non-interest earning assets	83,163			126,137
Total Assets	$2,049,097			$2,033,030
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$555,596	$351	0.25	$492,464	$237	0.19
Savings	294,512	52	0.07	270,172	45	0.07
Time	481,640	1,154	0.96	494,459	885	0.72
Total interest-bearing deposits	1,331,748	1,557	0.47	1,257,095	1,167	0.37
Short-term borrowings	68,510	88	0.51	77,799	71	0.37
Other borrowings	2,074	17	3.28	34,683	172	1.98
Total interest-bearing liabilities	1,402,332	1,662	0.47	1,369,577	1,410	0.41
Non-interest bearing liabilities:
Demand deposits	450,737			443,303
Other liabilities	16,630			14,966
Total non-interest bearing liabilities	467,367			458,269
Stockholders' equity	179,398			205,184
Total Liabilities and Stockholders' Equity	$2,049,097			$2,033,030
Net interest income/spread (tax equivalent basis)		18,369	3.61%		17,186	3.49%
Tax-equivalent basis adjustment		(199)			(197)
Net interest income		$18,170			$16,989
Net interest margin (tax equivalent basis)			3.74%			3.61%

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

	Increase/(Decrease)
	Three months ended September 30, 2022 Compared to
	Three months ended September 30, 2021
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(202)	$375	$173
Securities available for sale:
Taxable	583	337	920
Tax-exempt securities	131	(25)	106
Total securities	714	312	1,026
Loans receivable	447	(211)	236
Total interest-earning assets	959	476	1,435
Interest-bearing liabilities:
Interest-bearing demand and money market	37	77	114
Savings	7	—	7
Time	(30)	299	269
Total interest-bearing deposits	14	376	390
Short-term borrowings	(10)	27	17
Other borrowings	(165)	10	(155)
Total interest-bearing liabilities	(161)	413	252
Net interest income (tax-equivalent basis)	$1,120	$63	$1,183

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2022 to September 30, 2021

General

For the three months ended September 30, 2022, net income totaled $8,109,000 compared to $6,981,000 earned in the same period in 2021. The increase in net income for the three months ended September 30, 2022 was due primarily to a $1,181,000 increase in net interest income and a $750,000 decrease in the provision for loan losses. Earnings per share for the three-months ended September 30, 2022 were $1.00 per share for basic shares and fully diluted shares, compared to $0.85 per share for basic shares and for fully diluted shares for the three months ended September 30, 2021. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2022 were 1.57% and 17.93%, respectively, compared to 1.36% and 13.50%, respectively, for the same period in 2021.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2022 to September 30, 2021
Net income three months ended September 30, 2021	$6,981
Change due to:
Net interest income	1,181
Provision for loan losses	750
Net gains on sales of securities and loans	(73)
Service charges and fees	(139)
Earnings and proceeds on bank-owned life insurance	67
Other income	164
Salaries and employee benefits	(62)
Occupancy, furniture and equipment	(28)
All other expenses	(426)
Income tax expense	(306)
Net income three months ended September 30, 2022	$8,109

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2022 totaled $18,369,000 which was $1,183,000 higher than the comparable period in 2021. The increase in net interest income was due primarily to a $1,026,000 increase in interest income (fte) on securities due to purchases of securities. The fte net interest spread and net interest margin were 3.61% and 3.74%, respectively, for the three months ended September 30, 2022 compared to 3.49% and 3.61%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 35.

For the three-months ended September 30, 2022, interest income (fte) totaled $20,031,000 with a yield on average earning assets of 4.08% compared to $18,596,000 and 3.90% for the 2021 period. Average loans increased $36.5 million during the three-months ended September 30, 2022, over the comparable period of 2021, while average securities increased $157.7 million. Average earning assets totaled $1.966 billion for the three months ended September 30, 2022, an increase of $59.0 million over the average for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 35.

Interest expense for the three months ended September 30, 2022 totaled $1,662,000 at an average cost of 0.47% compared to $1,410,000 and 0.41%, respectively, for the same period in 2021. The increase in interest expense during the three-months ended September 30, 2022 reflects the overall higher level of market interest rates. The average cost of time deposits, which is the most significant component of funding costs, increased 0.24% compared to the same three-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the three months ended September 30, 2022 was $0, compared to $750,000 for the three months ended September 30, 2021. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net charge-off of $86,000 for the quarter ended September 30, 2022, compared to a net recovery of $13,000 for the similar period in 2021. At September 30, 2022, the allowance for loan losses represented 1.18% of loans receivable. Additionally, the allowance for loan losses represented 2,740% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $2,178,000 for the three months ended September 30, 2022, compared to $2,159,000 for the same period in 2021. The increase was due primarily to a $67,000 increase in earnings and proceeds on bank-owned life insurance policies, and a $185,000 increase in other income. Gains on sales of assets decreased $104,000, while all other categories of other income decreased $129,000, net.

Other Expense

Other expense for the three months ended September 30, 2022 totaled $10,139,000 which was $516,000, or 5.4%, higher than the same period of 2021, due primarily to a $142,000 increase in data processing costs, and a $165,000 increase in professional fees. All other categories of other expense increased $209,000, net.

Income Tax Expense

Income tax expense totaled $2,100,000 for an effective tax rate of 20.6% for the three months ended September 30, 2022 compared to $1,794,000 for an effective tax rate of 20.5% for the three months ended September 30, 2021. The increase in the effective tax rate in the 2022 period reflects the increased level of taxable income.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$100,195	$504	0.67%	$158,600	$174	0.15%
Securities available for sale:
Taxable	398,686	5,221	1.75	242,253	2,831	1.56
Tax-exempt (1)	78,287	1,700	2.90	60,126	1,399	3.10
Total securities available for sale (1)	476,973	6,921	1.93	302,379	4,230	1.87
Loans receivable (1) (4) (5)	1,384,586	48,416	4.66	1,398,563	49,425	4.71
Total interest-earning assets	1,961,754	55,841	3.80	1,859,542	53,829	3.86
Non-interest earning assets:
Cash and due from banks	24,532			23,357
Allowance for loan losses	(16,792)			(14,915)
Other assets	85,488			115,048
Total non-interest earning assets	93,228			123,490
Total Assets	$2,054,982			$1,983,032
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$538,925	$779	0.19	$459,405	$671	0.19
Savings	302,938	167	0.07	261,308	121	0.06
Time	487,898	2,753	0.75	520,057	2,835	0.73
Total interest-bearing deposits	1,329,761	3,699	0.37	1,240,770	3,627	0.39
Short-term borrowings	66,663	196	0.39	73,272	214	0.39
Other borrowings	13,009	212	2.17	37,764	559	1.97
Total interest-bearing liabilities	1,409,433	4,107	0.39	1,351,806	4,400	0.43
Non-interest bearing liabilities:
Demand deposits	441,914			415,935
Other liabilities	15,822			14,746
Total non-interest bearing liabilities	457,736			430,681
Stockholders' equity	187,813			200,545
Total Liabilities and Stockholders' Equity	$2,054,982			$1,983,032
Net interest income/spread (tax equivalent basis)		51,734	3.41%		49,429	3.43%
Tax-equivalent basis adjustment		(570)			(612)
Net interest income		$51,164			$48,817
Net interest margin (tax equivalent basis)			3.52%			3.54%

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

	Increase/(Decrease)
	Nine months ended September 30, 2022 Compared to
	Nine months ended September 30, 2021
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(197)	$527	$330
Securities available for sale:
Taxable	1,872	518	2,390
Tax-exempt securities	352	(51)	301
Total securities	2,224	467	2,691
Loans receivable	(489)	(520)	(1,009)
Total interest-earning assets	1,538	474	2,012
Interest-bearing liabilities:
Interest-bearing demand and money market	108	—	108
Savings	22	24	46
Time	(162)	80	(82)
Total interest-bearing deposits	(32)	104	72
Short-term borrowings	(18)	—	(18)
Other borrowings	(369)	22	(347)
Total interest-bearing liabilities	(419)	126	(293)
Net interest income (tax-equivalent basis)	$1,957	$348	$2,305

Comparison of Operating Results for the Nine Months Ended September 30, 2022 to September 30, 2021

General

For the nine months ended September 30, 2022, net income totaled $22,093,000 compared to $18,277,000 earned in the similar period in 2021. The increase in net income for the nine months ended September 30, 2022 was due primarily to a $2,347,000 increase in net interest income, a $1,671,000 increase in other income, and a $3,150,000 decrease in the provision for loan losses. Earnings per share for the nine-months ended September 30, 2022 were $2.71 per share for basic shares and fully diluted shares, compared to $2.23 per share for basic shares and for fully diluted shares for the nine months ended September 30, 2021. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2022 were 1.44% and 15.73%, respectively, compared to 1.23% and 12.19%, respectively, for the same period in 2021.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2022 to September 30, 2021
Net income nine months ended September 30, 2021	$18,277
Change due to:
Net interest income	2,347
Provision for loan losses	3,150
Service charges and fees	24
Net gains on sales of securities and loans	(232)
Net gains on sales of foreclosed real estate owned	396
Earnings and proceeds on bank-owned life insurance	125
Other income	1,358
Salaries and employee benefits	(1,208)
Occupancy, furniture and equipment	(136)
Data processing related	(271)
Professional fees	(264)
All other expenses	(322)
Income tax expense	(1,151)
Net income nine months ended September 30, 2022	$22,093

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2022 totaled $51,734,000 which was $2,305,000 higher than the comparable period in 2021. The increase in net interest income was due primarily to a $2,691,000 increase in interest income (fte) on securities due to purchases of securities. The fte net interest spread and net interest margin were 3.41% and 3.52%, respectively, for the nine months ended September 30, 2022 compared to 3.43% and 3.54%, respectively, for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 35.

For the nine-months ended September 30, 2022, interest income (fte) totaled $55,841,000 with a yield on average earning assets of 3.80% compared to $53,829,000 and 3.86% for the 2021 period. Average loans decreased $14.0 million during the nine-months ended September 30, 2022, over the comparable period of 2021, while average securities increased $174.6 million. Average earning assets totaled $1.962 billion for the nine months ended September 30, 2022, an increase of $102.2 million over the average for the same period in 2021. See “Non-GAAP Financial Measures” described above on page 35.

Interest expense for the nine months ended September 30, 2022 totaled $4,107,000 at an average cost of 0.39% compared to $4,400,000 and 0.43%, respectively, for the same period in 2021. The decrease in interest expense during the nine-months ended September 30, 2022 reflects a higher level of average demand deposits and lower costing non-maturity interest-bearing deposits. The average cost of time deposits, which is the most significant component of funding costs, increased .02% compared to the same nine-month period of last year.

Provision for Loan Losses

The Company’s provision for loan losses for the nine months ended September 30, 2022 was $600,000, compared to $3,750,000 for the nine months ended September 30, 2021. The decreased provision reflects a reduction in certain qualitative factors related to the COVID-19 pandemic. The Company makes provisions for loan losses in an amount necessary to maintain the allowance for loan losses at an acceptable level. The Company recorded a net charge-off of $111,000 for the nine months ended September 30, 2022, compared to a net charge-off of $797,000 for the same period in 2021. At September 30, 2022, the allowance for loan losses represented 1.18% of loans receivable. Additionally, the allowance for loan losses represented 2,740% of non-performing loans, excluding loans acquired with credit quality deterioration.

Other Income

Other income totaled $8,006,000 for the nine months ended September 30, 2022, compared to $6,335,000 for the same period in 2021. The increase was due primarily to $1,104,000 of income recognized on previously acquired purchased impaired loans that were carried at a discount, and a $427,000 gain on the sale of a property carried in foreclosed real estate owned. All other categories of other income increased $171,000, net.

Other Expense

Other expense for the nine months ended September 30, 2022 totaled $30,768,000, which was $2,201,000, or 7.7%, higher than the same period of 2021, due primarily to a $1,208,000 increase in salaries and employee benefits costs.

Income Tax Expense

Income tax expense totaled $5,709,000 for an effective tax rate of 20.5% for the nine months ended September 30, 2022 compared to $4,558,000 for an effective tax rate of 20.0% for the nine months ended September 30, 2021. The increase in the effective tax rate in the 2022 period reflects the increased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2022, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2022, the Company had a negative 90-day interest sensitivity gap of $2.3 million or 0.1% of total assets, compared to the $175.1 million interest sensitivity gap, or 8.5% of total assets, as of December 31, 2021. At September 30, 2022, rate-sensitive assets repricing within 90 days decreased $168.4 million since December 31, 2021 due to a $167.6 million decrease in interest-bearing deposits. Rate-sensitive liabilities repricing within 90 days increased $9.0 million since year end due primarily to a $9.7 million increase in deposits repricing. A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval. This would indicate that in a rising rate environment, the cost of interest-bearing liabilities in the 90-day time frame could increase faster than the yield on interest-earning assets. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2022

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$17,537	$248	$—	$—	$17,785
Securities	10,392	33,572	93,077	290,246	427,287
Loans Receivable	227,197	211,706	411,491	581,894	1,432,288
Total RSA	$255,126	$245,526	$504,568	$872,140	$1,877,360
Non-maturity interest-bearing deposits	$133,991	$128,478	$342,045	$243,259	$847,773
Time Deposits	107,987	222,233	119,355	17,888	467,463
Borrowings	15,483	24,120	32,151	—	71,754
Total RSL	$257,461	$374,831	$493,551	$261,147	$1,386,990
Interest Sensitivity Gap	$(2,335)	$(129,305)	$11,017	$610,993	$490,370
Cumulative Gap	(2,335)	(131,640)	(120,623)	490,370
RSA/RSL-cumulative	99.09%	79.18%	89.29%	135.35%

December 31, 2021

Interest Sensitivity Gap	$175,100	$(170,159)	$11,040	$524,379	$540,360
Cumulative Gap	175,100	4,941	15,981	540,360
RSA/RSL-cumulative	170.5%	100.7%	101.4%	138.4%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2022.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2022	537	$25.00	537	429,707
August 1 – 31, 2022	17,947	25.61	17,947	411,760
September 1 – 30, 2022	18,203	26.24	18,203	393,557
Total	36,687	$25.91	36,687	393,557

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 10, 2022	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)