Form 10-K
period 2022-12-31
NORWOOD FINANCIAL CORP
filed 2023-03-17
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

___________________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2022, $24.26 per share, was $180.5 million based on 7,439,636 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2023, there were 8,181,001 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders. (Part III)

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

Item 1. Business.

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2022, the Company had total consolidated assets of $2.047 billion, consolidated deposits of $1.728 billion, and consolidated stockholders’ equity of $167.1 million. The Company’s ratio of average equity to average assets was 8.87%, 10.04%, and 10.70% for fiscal years 2022, 2021 and 2020, respectively. The decrease in the 2022 level was due to the impact of rising interest rates and the related decrease in accumulated other comprehensive income.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC. The Bank is an independent community bank with fourteen offices in Northeastern Pennsylvania and fifteen offices in Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York.

The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe, Lackawanna and Luzerne and, to a much lesser extent, Susquehanna County in addition to the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. In addition, the Bank operates automated teller machines at twenty-nine branch facilities plus one machine at an off-site location.

The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its main telephone number is (570) 253-1455. The Company maintains a website at waynebank.com. Information on our website should not be treated as part of this Annual Report on Form 10-K. The Company makes copies of its Securities and Exchange Commission (“SEC”) filings available free of charge as soon as reasonably practicable after they are filed, through a link on its website to the SEC’s website.

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

North Penn Bancorp, Inc.

On May 31, 2011, the Company completed the acquisition of North Penn Bancorp, Inc. (“North Penn”) and its wholly owned subsidiary, North Penn Bank. At the time of acquisition, North Penn had approximately $158.9 million in assets and four banking offices in Lackawanna and Monroe Counties, Pennsylvania. Pursuant to the terms of the Agreement and Plan of Merger by and among the Company, Wayne Bank, and North Penn, North Penn was merged with and into the Company, with the Company as the surviving corporation of the merger (the “Merger”) and North Penn Bank was merged with and into Wayne Bank immediately thereafter. At the effective time of the Merger, each outstanding share of the common stock of North Penn was converted, at the election of the holder but subject to the limitations and allocation and proration provisions set forth in the Merger Agreement, into either $19.12 in cash or 0.6829 of a share of the Company’s common stock, par value $0.10 per share (the “Common Stock”). In the aggregate, the merger consideration paid to North Penn shareholders consisted of approximately $10,648,000 in cash and 530,994 shares of the Common Stock.

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2022 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 22.63%, the second largest share in Pike County with 17.83%, seventh largest share in Monroe County with 3.55%, the eleventh largest share in Lackawanna County with 1.04% and the seventeenth largest share in Luzerne County with 0.28%. At June 30, 2022, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 30.01% and the fifth largest share in Sullivan County, New York, with 7.95%. The Bank’s market share in Ontario, Otsego and Yates Counties were 3.82%, 16.32% and 12.60%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2022, the Bank had 274 full-time and two part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2022, the Bank had $184.9 million of assets under management compared to $196.0 million as of December 31, 2021. The decrease reflects reduced market valuations during 2022, such as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $119,000 and $127,000 in 2022 and 2021, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2022 and 2021, the outstanding balance of foreclosed properties on which WTRO held title totaled $346,000 and $1,742,000, respectively.

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

Interstate Banking. Wayne Bank operates branches in Pennsylvania and New York. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an insured state bank that establishes a branch in another state may conduct any activity at such branch that is permissible under the laws of its home state to the extent that such activity is permissible either for a bank chartered by the host state or for a branch of an out-of-state national bank in the host state. The laws of the host state, including laws regarding community reinvestment, consumer protection, fair lending and branching within the host state, apply to any branch of an out-of-state bank to the same extent as such laws apply to a branch of an out-of-state national bank. The Riegle-Neal Act prohibits out-of-state banks from using their interstate branches primarily for purposes of deposit production. If a federal banking regulator reasonably determines from available information that an out-of-state bank’s level of lending in a host state is less than half the loan-to-deposit ratio for all banks in the host state, the regulator may order the closure of the out-of-state branches or prohibit the opening of new branches in the host state unless the out-of-state bank has an acceptable plan or can give reasonable assurances that it will reasonably help meet the credit needs of the communities served in the host state.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The general maximum deposit insurance amount is $250,000.

The Bank is subject to deposit insurance assessments established by the FDIC to maintain the DIF.  Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessment rates for small institutions (those with less than $10 billion in assets) are based on an institution’s weighted average CAMELS component ratings and certain financial ratios and are applied to the institution’s assessment base, which equals its average total assets minus its average tangible equity.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline of September 30, 2028, consistent with the FDIC’s amended restoration plan. The FDIC assessment rates effective January 1, 2023 (which are subject to certain adjustments) range from 5 to 18 basis points for institutions with CAMELS composite ratings of 1 or 2, 8 to 32 basis points for those with a CAMELS composite score of 3, and 18 to 32 basis points for those with CAMELS composite scores of 4 or 5.

Regulatory Capital Requirements. The Bank is required to comply with applicable capital adequacy rules adopted by the FDIC and other federal bank regulatory agencies (the “Basel III Capital Rules”). The Basel III Capital Rules apply to all depository institutions as well as to all top-tier bank and savings and loan holding companies that are not subject to the Federal Reserve Small Bank Holding Company Policy Statement.

Under the Basel III Capital Rules, banks are required to meet four minimum capital standards: (1) a “Tier 1” or “core” capital leverage ratio equal to at least 4% of total adjusted assets; (2) a common equity Tier 1 capital ratio equal to 4.5% of risk-weighted assets; (3) a Tier 1 risk-based ratio equal to 6% of risk-weighted assets; and (4) a total capital ratio equal to 8% of total risk-weighted assets. Common equity Tier 1 capital is defined as common stock instruments, retained earnings, any common equity Tier 1 minority interest and, unless the bank has made an “opt-out” election, accumulated other comprehensive income, net of goodwill and certain other intangible assets. Tier 1 or core capital is defined as common equity Tier 1 capital plus certain qualifying subordinated interests and grandfathered capital instruments. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, qualifying subordinated instruments and certain grandfathered capital instruments. An institution’s risk-based capital requirements are measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight. Risk weightings range from 0% for cash to 100% for property acquired through foreclosure, commercial loans, and certain other assets to 150% for exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual institutions where necessary.

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania capital requirements in effect as of December 31, 2022.

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

At December 31, 2022, the Bank qualified as “well capitalized” under the prompt corrective action rules.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. In particular, loans by a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and other extensions of credit generally are required to be secured by eligible collateral in specified amounts. Transactions with non-affiliates may be treated as transactions with an affiliate to the extent that proceeds from the transaction are used to benefit the affiliate. Federal law also requires that all transactions between a bank and its affiliates be on terms at least as favorable to the bank as transactions with non-affiliates.

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2022, the Bank’s loans-to-one-borrower limitation was $31.2 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2022, the Bank was in compliance with this requirement.

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

Community Reinvestment. All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of the Bank, the FDIC is required to assess our record of meeting the credit needs of our entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” CRA rating in its most recent CRA performance evaluation by the FDIC in May 2022.

In May 2022, the FDIC and the other federal bank regulatory agencies issued a joint proposal to modernize the regulations implementing the CRA, which would change both the process and substantive tests that the regulators use to assess the record of each bank in fulfilling its obligation to the community. The regulatory agencies stated that the proposal is intended to achieve the following objectives: (i) expand access to credit, investment and basic banking services in low- and moderate-income communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity, consistency and transparency in the application of the regulations and (iv) tailor performance standards to account for differences in bank size, business model, and local conditions. The Company will evaluate the impact of the proposal’s potential changes to the regulations implementing the CRA and their impact to our financial condition and/or results of operations, which cannot be predicted at this time.

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal bank regulatory agencies to consider the effectiveness of a bank’s anti-money laundering activities when reviewing mergers and acquisitions.

Incentive Compensation. The FDIC and the Federal Reserve review, as part of their regular, risk-focused examinations, the incentive compensation arrangements of banking organizations. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2010, the FDIC and the other federal bank regulatory agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2016, the U.S. financial regulators, including the FDIC, the Federal Reserve and the SEC, proposed revised rules on incentive-based payment arrangements at financial institutions having at least $1 billion in total assets. These proposed rules have not been finalized.

In October 2022, the SEC adopted a final rule directing national securities exchanges, including Nasdaq, to establish listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The SEC final rule will require us to adopt a clawback policy within 60 days after the Nasdaq listing standard becomes effective.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-eight additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $37.8 million with a net book value of $17.9 million as of December 31, 2022. The Bank currently operates automated teller machines at all but one of its community office facilities, as well as one off-site ATM. The Bank leases seven of its locations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2022, there were approximately 1,400 registered stockholders based on the records of our transfer agent.

The following firms are known to make a market in the Company’s stock:

Janney Montgomery Scott, LLC Philadelphia, PA 19003 215-665-6566	RBC Capital Markets Philadelphia, PA 19103 888-848-4677

Stifel Nicolaus

St,. Louis, MO 63102

314-342-2000

The following table sets forth the price range and cash dividends declared per share regarding common stock for the periods indicated:

	Closing Price Range
	High	Low	Cash dividend
Year 2022			Declared per share
First Quarter	$28.85	$26.23	$0.28
Second Quarter	29.00	23.44	0.28
Third Quarter	28.01	24.04	0.28
Fourth Quarter	34.25	26.58	0.29

Year 2021
First Quarter	$28.96	$23.75	$0.26
Second Quarter	27.07	24.75	0.26
Third Quarter	26.31	24.64	0.26
Fourth Quarter	27.60	25.42	0.28

The book value of the common stock was $20.86 per share as of December 31, 2022 compared to $25.24 per share as of December 31, 2021. As of December 31, 2022, the closing stock price was $33.44 per share, compared to $25.99 as of December 31, 2021.

TRANSFER AGENT

Computershare provides Transfer Agent services for the Company. Stockholders who may have questions regarding their stock ownership should contact the Transfer Agent at 800-662-7232, by regular mail at P.O. Box 43006, Providence, RI 02940-3006, or by overnight delivery at 150 Royall St, Suite 101, Canton, MA 02021.

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

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2022.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2022	6,545	$26.87	6,545	382,890
November 1 – 30, 2022	—	—	—	—
December 1 – 31, 2022	—	—	—	—

Total	6,545	$26.87	6,545	382,890

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

Item 6. Selected Financial Data.

For the years ended December 31,	2022	2021	2020	2019	2018
Net interest income	$68,397	$65,313	$50,476	$38,606	$36,839
Provision for loan losses	900	4,200	5,450	1,250	1,725

Other income	9,926	8,056	7,182	6,355	6,837
Net realized gains on sales of loans and securities	6	269	598	423	228

Other expenses	41,044	38,578	34,440	27,311	25,975
Income before income taxes	36,385	30,860	18,366	16,823	16,204
Income tax expense	7,152	5,945	3,286	2,608	2,553

NET INCOME	29,233	24,915	15,080	14,215	13,651
Net income per share-Basic	$3.59	$3.05	$2.09	$2.27	$2.19
-Diluted	$3.58	$3.04	$2.09	$2.25	$2.17
Cash dividends declared	$1.13	$1.06	$1.01	$0.97	$0.90
Dividend pay-out ratio	31.48%	34.75%	48.33%	42.73%	41.10%

Return on average assets	1.43%	1.24%	0.97%	1.18%	1.19%
Return on average equity	16.11%	12.35%	9.06%	10.83%	11.71%

BALANCES AT YEAR-END
Total assets	2,047,070	2,068,504	1,851,864	1,230,610	1,184,559
Loans receivable	1,473,945	1,354,931	1,410,732	924,581	850,182
Allowance for loan losses	16,999	16,442	13,150	8,509	8,452
Total deposits	1,727,727	1,756,793	1,535,385	957,529	946,780
Stockholders’ equity	167,085	205,262	194,785	137,428	122,285
Trust assets under management	184,855	195,958	168,085	170,685	151,224

Book value per share	$20.86	$25.24	$23.72	$21.67	$19.43

Tier 1 Capital to risk-adjusted assets	12.49%	12.49%	11.65%	13.08%	13.04%
Total Capital to risk-adjusted assets	13.58%	13.66%	12.62%	13.98%	14.00%
Allowance for loan losses to total loans	1.15%	1.21%	0.93%	0.92%	0.99%
Non-performing assets to total assets	0.07%	0.12%	0.24%	0.19%	0.19%

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021. This section should be read in conjunction with the consolidated financial statements and related footnotes.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

In estimating other-than-temporary impairment losses on securities, the Company considers 1) the length of time and extent to which the fair value has been less than cost and 2) the financial condition of the issuer. The Company does not have the intent to sell these securities and it is more likely than not that it will not sell the securities before recovery of their cost basis. The Company believes that any unrealized losses at December 31, 2022 and 2021 represent temporary impairment of the securities.

The fair value of financial instruments is based upon quoted market prices, when available. For those instances where a quoted price is not available, fair values are based upon observable market based parameters, as well as unobservable parameters. Any such valuation is applied consistently over time.

In connection with the acquisition of North Penn in 2011, we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of Delaware in 2016, we recorded goodwill in the amount of $1.6 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of UpState in July 2020, we recorded goodwill in the amount of $17.9 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. Goodwill is tested annually and deemed impaired when the carrying value of goodwill exceeds its implied fair value.

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2022 were $2.047 billion compared to $2.069 billion as of year-end 2021, a decrease of $21.4 million. The decrease in assets was primarily attributable to the $182.6 million decrease in interest-bearing deposits with banks.

Loans Receivable

As of December 31, 2022, loans receivable totaled $1.474 billion compared to $1.355 billion as of year-end 2021, an increase of $119.0 million due primarily to a $53.7 million increase in consumer loans. Commercial real estate loans increased $22.8 million, while residential mortgage loans increased $25.8 million during the year.

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2022, there were $188.4 million of indirect loans in the portfolio. In connection with the acquisition of UpState in 2020, the Company acquired approximately $413.5 million in loans, including $37.3 million in residential real estate loans, $289.0 million in commercial real estate loans, $92.0 million in commercial, financial and agricultural loans, and $2.3 million in consumer loans. As of December 31, 2022, the approximate outstanding balance of these acquired loans was $233.3 million. In connection with the acquisition of Delaware, the Company acquired approximately $116.7 million in loans, including $68.7 million in residential real estate loans, $22.5 million in commercial real estate loans, $13.6 million in commercial, financial and agricultural loans, $6.5 million in consumer loans and $5.4 in construction loans. As of December 31, 2022, the approximate outstanding balance of these acquired loans was $30.7 million.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2022, the Bank had approximately $141.9 million in loans on commercial rentals, as well as $113.0 million of loans outstanding on residential rentals, which are its largest lending concentrations.

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

The Bank’s adjustable-rate loan portfolio includes approximately $4.0 million in loan participations indexed to the London Interbank Offered Rate (“LIBOR”) which is expected to be phased out by June 30, 2023. On December 16, 2022, the Board of Governors of the Federal Reserve System (Board) adopted Regulation ZZ to implement the Adjustable Interest Rate (LIBOR) Act (the “Act”). The Act was approved by Congress on March 15, 2022, to address references to LIBOR in contracts that are governed by US law; will not mature before June 30, 2023; and most importantly, will lack fallback provisions providing for a clearly defined practical replacement for LIBOR. The final rule replaces references to LIBOR in such contracts with one of five Board-selected benchmark replacements based on the Secured Overnight Financing Rate (“SOFR”), which may include spread adjustments specified in the Act. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by US Treasury securities and published daily by the Federal Reserve Bank of New York. The final rule identifies Board-selected benchmark replacements for (1) derivative transactions, (2) Federal Housing Finance Agency (FHFA) regulated entity contracts, (3) Federal Family Education Loan Program (FFELP) asset-based securitizations (ABS), (4) consumer loans, and (5) all other LIBOR contracts for replacing the overnight and one-, three-, six-, and 12-month tenors of US dollar LIBOR in existing contracts that do not provide for use of a clearly defined or practical replacement benchmark rate. The Bank must rely on the lead bank to renegotiate the terms of loans in which the Bank has a participation. There can be no assurance that the lead bank will be able to successfully renegotiate the loans in which the Bank has participations or that the substitute reference rate will perform as satisfactorily as LIBOR.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the Consumer Financial Protection Bureau (“CFPB”) has adopted regulations defining “qualified mortgages” that are presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments, or term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-pay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable. Under the Economic Growth, Regulatory Relief, and Consumer Protection Act, enacted in 2018, residential mortgages originated for portfolio by insured depository institutions, like the Bank, with less than $10 billion in total consolidated assets will be treated as qualified mortgages; provided that the mortgage terms do not include interest-only payments or negative amortization, total points and fees do not exceed 3% of the loan amount, prepayment penalties are not in excess of those permitted for qualified mortgages under Regulation Z and the lender has considered and documented the debt, income and financial resources of the borrower.

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

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2022. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year	After One to	After Five Years	After
	or Less	Five Years	Through 15 years	15 years	Total
	(dollars in thousands)

Real Estate:
Residential	$43,237	$110,343	$103,805	$41,428	$298,813
Commercial	67,405	168,984	320,020	95,135	651,544
Agricultural	4,302	15,248	33,664	15,701	68,915
Construction	1,751	3,710	8,344	18,664	32,469
Commercial loans	71,893	85,748	29,311	305	187,257
Other agricultural loans	12,351	16,678	5,863	385	35,277
Consumer loans	76,632	113,088	10,162	267	200,149
Total	$277,571	$513,799	$511,169	$171,885	$1,474,424

Loans with fixed rates	$18,855	$172,146	$359,625	$233,425	$784,051
Loans with floating rates	213,340	412,610	63,416	1,007	690,373
Total	$232,195	$584,756	$423,041	$234,432	$1,474,424

allowance for Loan Losses

The allowance for loan losses totaled $16,999,000 as of December 31, 2022 and represented 1.15% of total loans receivable compared to $16,442,000 and 1.21% of total loans as of year-end 2021. Net charge-offs for 2022 totaled $343,000 and represented 0.02% of average loans compared to $908,000 and 0.07% of average loans in 2021.

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

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. As of December 31, 2022, the Company had $14,437,000 million of junior lien home equity loans. For the year ended December 31, 2022, there were $5,000 of charge-offs for this portfolio, with recoveries of $5,000 in 2022.

As of December 31, 2022, the Company considered its concentration of credit risk profile to be acceptable. The highest concentrations are in commercial rentals and the residential rentals categories.

At December 31, 2022, the recorded investment in impaired loans, not requiring an allowance for loan losses, was $413,000 (net of charge-offs against the allowance for loan losses of $0). The recorded investment in impaired loans, requiring an allowance for loan losses, was $50,000, (net of charge-offs against the allowance for loan losses of $0). At December 31, 2021, the recorded investment in impaired loans, not requiring an allowance for loan losses, was $157,000 (net of charge-offs of $0). The recorded investment in impaired loans, requiring an allowance for loan losses, was $1,517,000.

As a result of its analysis, after applying these factors, management considers the allowance as of December 31, 2022, adequate. However, there can be no assurance that the allowance for loan losses will be adequate to cover significant losses that might be incurred in the future.

The following table sets forth information with respect to the Bank’s allowance for loan losses as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(dollars in thousands)
Total loans receivable, net of deferred fees	$1,473,945	$1,354,931

Allowance balance at beginning of period	$16,442	$13,150

Net (charge-offs) recoveries:
Real Estate-Residential	(42)	57
Real Estate-Commercial	62	(433)
Real Estate-Agricultural	—	—
Real Estate-Construction	—	—
Commercial loans	30	(124)
Other agricultural loans	—	(27)
Consumer	(393)	(381)

Total	(343)	(908)

Provision Expense	900	4,200
Allowance balance at end of period	$16,999	$16,442

Average loans receivable:
Real Estate-Residential	$286,545	$264,305
Real Estate-Commercial	635,207	595,854
Real Estate-Agricultural	65,937	64,295
Real Estate-Construction	24,472	21,793
Commercial loans	185,687	247,953
Other agricultural loans	36,352	40,215
Consumer	166,803	152,478

Total average loans outstanding	$1,401,003	$1,386,893

Net (charge-offs) recoveries as a percent of average loans outstanding
Real Estate-Residential	(0.01)%	0.02%
Real Estate-Commercial	0.01	(0.07)
Real Estate-Agricultural	-	-
Real Estate-Construction	-	-
Commercial loans	0.02	(0.05)
Other agricultural loans	-	(0.07)
Consumer	(0.24)	(0.25)

Total net charge-offs	0.02%	(0.07)%

Credit Quality Ratios:
As a percent of year-end loans, net of unearned income:
Allowance for loan losses	1.15%	1.21%
Nonaccrual loans	0.08%	0.05%
Nonperforming loans	0.08%	0.05%
Allowance for loan losses to nonaccrual loans	1527.31%	2557.08%
Allowance for loan losses to nonperforming loans	1527.31%	2240.05%

The following table sets forth the allocation of the Bank’s allowance for loan losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2022		2021
		% of		% of
		Loans		Loans
		to Total		to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate – residential	$2,833	20.3%	$2,175	20.1%
Real estate – commercial	8,293	44.2	10,878	46.4
Real estate – agricultural	259	4.7	—	4.6
Real estate – construction	409	2.2	133	1.6
Commercial	2,445	12.7	1,490	13.7
Other agricultural loans	124	2.4	—	2.8
Consumer	2,636	13.5	1,766	10.8
Total	$16,999	100%	$16,442	100%

As a result of the acquisition of UpState, the Company added $107.3 million of agricultural loans to the loan portfolio. These loans are included in the outstanding balance information, but do not require an allocation of the allowance for loan losses since they were recorded at fair value in accordance with ASC 310-20 and ASC 310-30.

Additional information about the allowance for loan losses at December 31, 2022 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 2 and Note 4 to the audited consolidated financial statements.

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

As of December 31, 2022, non-performing loans totaled $1,113,000 and represented 0.08% of total loans compared to $734,000 or 0.05% as of December 31, 2021. The increase in the level of non-performing loans was due primarily to one credit relationship in the amount of $452,000 that was transferred to non-accrual status in the fourth quarter of 2022.

Foreclosed real estate owned totaled $346,000 as of December 31, 2022 and $1,742,000 as of December 31, 2021. During 2022, one property with a carrying value of $1,396,000 was disposed of through a sale. The Company recorded a gain of $427,000 on the sale of the property during the year ended December 31, 2022.

Securities

The securities portfolio consists of U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities issued by government sponsored entities and municipal obligations. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2022, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2022, $418.9 million of securities were so classified and carried at their fair value, with unrealized losses, net of tax, of $57.9 million included in accumulated other comprehensive income as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2022, the average life of the portfolio was 7.3 years. The Company has maintained a relatively short average life in the portfolio in order to generate cash flow to support loan growth and maintain liquidity levels. Purchases for the year totaled $130.8 million, while maturities and principal reductions totaled $40.8 million and proceeds from sales were $5.1 million. The purchases were funded principally by cash flow generated from the portfolio and excess overnight liquidity.

The following table sets forth certain information regarding securities not carried at fair value through earnings, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2022 and 2021. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities	$1,961	3.01%	$28,145	2.50%	$11,749	1.21%	$—	—%	$41,854	2.13%
U.S. Government agencies	2,858	3.26	7,320	1.82	8,145	1.64			18,323	1.90
State and political subdivision	1,001	3.16	7,458	2.94	22,585	2.00	96,808	2.35	127,852	2.32
Corporate obligations	—	—	—	—	—	—	—	—	—	—
Mortgage-backed securities-government sponsored entities	—	—	228	1.40	18,956	2.39	211,713	1.81	230,898	1.85

Total Investment Securities	$5,820	3.16%	$43,151	2.45%	$61,435	1.89%	$308,521	1.99%	$418,927	2.03%

The portfolio had no adjustable-rate instruments as of December 31, 2022 and 2021. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2022, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for other-than-temporary-impairment (OTTI) as fair value declines below cost. In estimating OTTI, management considers (1) the length of time and the extent of the decline in fair value and (2) the financial condition and near-term prospects of the issuer. As of December 31, 2022, the Company held 343 investment securities in a loss position, which had a combined unrealized loss of $73.3 million. Management believes that these losses are principally due to changes in interest rates and represent temporary impairment as the Company does not have the intent to sell these securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis. No impairment charges were recognized in 2022 or 2021.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures (see Note 16 of Notes to the Consolidated Financial Statements).

Approximately $420.4 million, which represents 20.5% of total assets at December 31, 2022, consisted of financial instruments recorded at fair value on a recurring basis. This amount consists entirely of the Company’s available for sale securities portfolio and interest rate derivatives. The Company uses valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. There were no transfers into or out of Level 3 for any instruments for the years ended December 31, 2022 and 2021.

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

The Company also utilizes a third party provider to provide the fair value of certain loan servicing rights. Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation. The fair value of mortgage servicing rights as of December 31, 2022 and 2021 was $498,000 and $500,000, respectively.

DEPOSITS

The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2022, the Bank does not have any brokered deposits obtained through internet listing services, and no broker deposits which were secured through Cede & Co. The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, PopMoney® mobile payments and Automated Clearing House (ACH) activity. The Bank operates thirty automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2022		2021
	Average		Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$442,607	—%	$423,404	—%
Interest-bearing demand	233,000	0.22	180,080	0.11
Money Market	306,518	0.32	295,626	0.23
Savings	298,933	0.08	265,981	0.06
Time	487,674	0.97	517,087	0.71

Total	$1,768,732		$1,682,178

As of December 31, 2022 and 2021, the total of uninsured deposits of the Company was $213,623,000 and $235,515,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

As of December 31, 2022, the total of U.S. time deposits in excess of the Federal Deposit Insurance Corporation insurance limits were $213,623,000.

The following table indicates the amount of time deposits that are uninsured by time remaining until maturity as of December 31, 2022:

Amount
(in thousands)

Three months or less	$46,123
Over 3 through 6 months	51,847
Over 6 months through 12 months	67,281
Over 12 months	48,372
$213,623

Total deposits as of December 31, 2022, were $1.728 billion, a decrease of $29.1 million from December 31, 2021. Non-maturity interest-bearing deposits increased $2.0 million in 2022, while non-interest bearing demand deposits decreased $6.1 million. Time deposits decreased $24.9 million during 2022.

Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers with maturities generally less than one year, totaled $213.6 million as of December 31, 2022, compared to $257.2 million at year-end 2021. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

As of December 31, 2022, non-interest bearing demand deposits totaled $434.5 million compared to $440.7 million at December 31, 2021. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $51.0 million at December 31, 2022 compared to $60.8 million as of December 31, 2021. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the year ended December 31, 2022 was $29,233,000, which was $4,318,000 higher than the $24,915,000 earned in 2021. Earnings per share on a fully diluted basis were $3.58 for 2022 compared to $3.04 in 2021. The return on average assets for the year ended December 31, 2022, was 1.43%, and the return on average equity was 16.11%, compared to 1.24% and 12.35%, respectively, for the year ended December 31, 2021. Net interest income increased $3,084,000 for the year ended December 31, 2022, which offset a $2,430,000 increase in other expenses during the 2022 year. A $3,300,000 decrease in the provision for loan losses, and a $1,571,000 increase in other income during the year ended December 31, 2022, also contributed to the positive variance.

For the year ended December 31, 2022, fully taxable equivalent (“fte”) net interest income totaled $69,164,000, which was an increase of $3,064,000 from the year ended 2021 total. Average loans outstanding increased $14.1 million in 2022, which resulted in an increase in interest income (fte) of $657,000. Total average securities increased $160.1 million in 2022 as proceeds from deposit growth and overnight liquidity were used to fund new purchases, resulting in a $3.6 million increase in total interest income (fte) on securities. During the year ended December 31, 2022, average interest-bearing deposits increased $67.4 million, resulting in a $1.7 million increase in total interest expense on deposits. The cost of borrowed funds decreased $202,000 in 2022, compared to the prior year due primarily to a lower level of borrowings. During the year ended December 31, 2022, the resulting net interest spread (fte) decreased one basis point to 3.38%, as a nine basis point increase in the yield earned was offset by a 10 basis point increase in the cost of funds.

Total other income for the year ended December 31, 2022 was $9,932,000, compared to $8,361,000 in the prior year, an increase of $1,571,000. During the year ended December 31, 2022, gains on the sale of loans and investment securities decreased $263,000 in the aggregate, while gains on the sale of foreclosed real estate owned increased $391,000. Service charges and fees decreased $32,000 in 2022 compared to the 2021, while all other items of other income increased $1,475,000, net, in 2022. The increase in 2022 includes $1.1 million of earnings recognized due to the payoff of purchased impaired loans acquired at a discount.

During the year ended December 31 ,2022, other expenses were $41,044,000, compared to $38,614,000 for the same period in 2021, an increase of $2,430,000. Salaries and benefits costs increased $1,463,000 in 2022, while occupancy and equipment costs rose $145,000. All other operating expenses increased $822,000, net, in 2022. Income tax expense for the 2022 year totaled $7,152,000, which was an increase of $1,207,000 from the 2021 year ended. The effective tax rate in 2022 was 19.7% compared to 19.3% in 2021. The increase in the effective tax rate reflects the increased level of taxable income, which is taxed at the marginal rate of 21%.

The following table sets forth changes in net income (in thousands):

Net income 2021	$24,915
Net interest income	3,084
Provision for loan losses	3,300
Net gains on sales of loans and securities	(263)
Net gains on sales of foreclosed real estate	391
Other income	1,443
Salaries and employee benefits	(1,463)
Occupancy, furniture and equipment	(145)
Date processing and related operations	(533)
Professional fees	(137)
Other expenses	(152)
Income tax expense	(1,207)
Net income 2022	$29,233

NET INTEREST INCOME

Net interest income is the most significant source of revenue for the Company and represented 87.3% of total revenue for the year ended December 31, 2022. Net interest income (fte) totaled $69,164,000 for the year ended December 31, 2022 compared to $66,100,000 for 2021, an increase of $3,064,000. The resulting fte net interest spread and net interest margin were 3.38% and 3.53%, respectively, in 2022 compared to 3.39% and 3.50%, respectively, in 2021.

Interest income (fte) for the year ended December 31, 2022 totaled $76,433,000 compared to $71,857,000 in 2021. The fte yield on average earning assets was 3.90%, increasing nine basis points from the 3.81% reported last year. The tax-equivalent yield on total loans remained stable at 4.73% in 2022, while average loans outstanding increased $14.1 million, resulting in an increase in interest income (fte) from loans of $657,000. The yield on securities increased 13 basis points in 2022 due primarily to higher yields on new purchases. During the 2022 year ended, average securities outstanding increased $160.1 million, as cash flows from deposit growth was utilized to fund new purchases, and interest income (fte) from the portfolio increased $3.6 million from the 2021 year ended.

Interest expense was $7,269,000 in 2022, which resulted in an average cost of interest-bearing liabilities of 0.52% compared to total interest expense of $5,757,000 in 2021, with an average cost of 0.42%. Total interest-bearing deposits cost was 0.49% in 2022, which was an increase of 11 basis points over the 2021 year. The increase in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in an increase in the interest rate paid from 0.71% in 2021 to 0.97% in 2022. Borrowing costs also increased in 2022, reflecting the higher interest rate environment.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $900,000 in 2022 compared to $4,200,000 in 2021. The decreased provision for loan losses recorded in 2022 reflects the removal of the qualitative factors specific to the COVID-19 pandemic. Qualitative factors specific to the pandemic that were developed in 2020 required a $2.3 million allocation to the required allowance for loan losses at December 31, 2021. Additionally, the quantitative factor related to historical loan losses decreased $670,000 compared to the 2021 level.

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

OTHER INCOME

Total other income was $9,932,000 for the year ended December 31, 2022, compared to $8,361,000 in 2021, an increase of $1,571,000. Debit card fees increased $267,000 in 2022, earnings and proceeds from bank-owned life insurance increased $146,000, and gains on the sale of foreclosed real estate owned increased $391,000. During 2022, gains on the sale of loans and investment securities decreased $263,000 in the aggregate, while all other items of other income increased $1,027,000, net.

Other Income (dollars in thousands)

For the year ended December 31

	2022	2021
Service charges on deposit accounts	$420	$398
ATM Fees	452	443
Overdraft Fees	1,155	1,029
Safe deposit box rental	93	100
Loan related service fees	928	1,368
Debit card	2,495	2,228
Fiduciary activities	845	748
Commissions on mutual funds & annuities	118	127
Earnings on and proceeds from bank-owned life insurance	1,087	941
Other income	1,906	674
	9,499	8,056
Net realized gains on sales of securities	3	92
Gains on sales of loans	3	177
Gains on sales of foreclosed real estate owned	427	36
Total	$9,932	$8,361

OTHER EXPENSES

Other expenses totaled $41,044,000 for the year ended December 31, 2022, compared to $38,614,000 in the 2021 year. Salaries and employee benefits costs increased $1,463,000 in 2022, while occupancy and equipment costs increased $145,000. During the year ended December 31, 2022, all other operating expenses increased $822,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income, was 51.9% in 2022 compared to 51.8% in 2021.

Other Expenses (dollars in thousands)

For the year ended December 31

	2022	2021
Salaries	$13,791	$12,944
Employee benefits	8,280	7,664
Occupancy	3,701	3,533
Furniture and equipment	1,266	1,289
Data processing and related operations	2,948	2,415
Federal Deposit Insurance Corporation insurance assessment	612	681
Advertising	516	473
Professional fees	1,719	1,582
Postage and telephone	959	993
Office supplies	483	443
Taxes, other than income	1,013	1,122
Foreclosed real estate	73	151
Amortization of intangible assets	101	123
Other	5,582	5,201
Total	$41,044	$38,614

INCOME TAXES

Income tax expense for the year ended December 31, 2022 totaled $7,152,000, which resulted in an effective tax rate of 19.7%, compared to $5,945,000 and 19.3% for 2021. The higher effective tax rate reflects the increase in taxable income.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2022, was $167.1 million, compared to $205.3 million as of December 31, 2021. Earnings retention, net of a $9.2 million reduction resulting from cash dividends declared, contributed to the increase. Fluctuations in interest rates during the year ended December 31, 2022, impacted the fair value of the Company’s Available-for-Sale securities, and contributed to $57.1 million decrease in capital as a reduction in accumulated other comprehensive income. As of December 31, 2022 the Company had a leverage capital ratio of 9.36%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 12.49%, and a total risk-based capital ratio of 13.58%, compared to 8.51%, 12.49% and 13.66%, respectively, at December 31, 2021.

NON-GAAP FINANCIAL MEASURES

This Annual Report contains or references fully taxable-equivalent interest income and net interest income, which are non-GAAP financial measures. Tax-equivalent interest income and net interest income are derived from GAAP interest income and net interest income using a marginal tax rate of 21%. We believe the presentation of interest income and net interest income on a fully taxable-equivalent basis ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.

The following table reconciles net interest income to net interest income on a fully taxable-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2022	2021
Net interest income	$68,397	$65,313
Taxable-equivalent basis adjustment
using a 21% marginal tax rate	767	787
Net interest income on a fully
taxable equivalent basis	$69,164	66,100

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2022			2021
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)		(2)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$77,496	$602	0.78%	$175,854	$266	0.15%
Securities available for sale:
Taxable	405,374	7,262	1.79	261,912	4,055	1.55
Tax-exempt	78,224	2,265	2.90	61,610	1,889	3.06
Total securities available for sale	483,598	9,527	1.97	323,522	5,944	1.84
Loans receivable (3)(4)	1,401,003	66,304	4.73	1,386,893	65,647	4.73
Total interest-earning assets	1,962,097	76,433	3.90	1,886,269	71,857	3.81
Noninterest earning assets:
Cash and due from banks	24,560			23,828
Allowance for loan losses	(16,854)			(15,263)
Other assets	77,800			114,210
Total noninterest earning assets	85,506			122,775
TOTAL ASSETS	$2,047,603			$2,009,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$539,518	1,506	0.28	$475,706	894	0.19
Savings	298,933	242	0.08	265,981	169	0.06
Time	487,674	4,723	0.97	517,087	3,694	0.71
Total interest-bearing deposits	1,326,125	6,471	0.49	1,258,774	4,757	0.38
Short-term borrowings	69,711	524	0.75	73,810	284	0.38
Other borrowings	11,045	274	2.48	36,196	716	1.98
Total interest-bearing liabilities	1,406,881	7,269	0.52	1,368,780	5,757	0.42
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	442,607			423,404
Other liabilities	16,616			15,179
Total noninterest-bearing liabilities	459,223			438,583
Stockholders’ equity	181,499			201,681
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,047,603			$2,009,044

Net Interest Income/spread
(tax equivalent basis)		69,164	3.38%		66,100	3.39%
Tax-equivalent basis adjustment		(767)			(787)
Net Interest Income		$68,397			$65,313
Net interest margin
(tax equivalent basis)			3.53%			3.50%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2022 compared to 2021
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$(400)	$736	$336
Securities available for sale:
Taxable	2,325	882	3,207
Tax-exempt securities	498	(122)	376
Total securities available for sale	2,823	760	3,583
Loans receivable	657	—	657
Total interest-earning assets	3,080	1,496	4,576

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	165	447	612
Savings	22	51	73
Time	(277)	1,306	1,029
Total interest-bearing deposits	(90)	1,804	1,714
Short-term borrowings	(30)	270	240
Other borrowings	(507)	65	(442)
Total interest-bearing liabilities	(627)	2,139	1,512

Net interest income (tax-equivalent basis)	$3,707	$(643)	$3,064

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of December 31, 2022, the level of net interest income at risk in a ± 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income.

Imbalances in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indicators of potential interest rate exposures over specific intervals.

At December 31, 2022, the Bank had a negative 90-day interest sensitivity gap of $46.7 million or 2.3% of total assets. A negative gap indicates that the balance sheet has a higher level of rate-sensitive liabilities (RSL) than rate-sensitive assets (RSA) at the specific time interval. This would indicate that in an increasing rate environment, the cost of interest-bearing liabilities would increase faster than the yield on interest-earning assets in the 90-day period. The level of RSA and RSL for an interval is managed by ALCO strategies, including adjusting the average life of the investment portfolio through purchases and sales, pricing of deposit liabilities to attract long or short-term time deposits, utilizing borrowings to fund loan growth, loan pricing to encourage variable-rate products and evaluation of loan sales of long-term, fixed-rate mortgages.

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

The following table displays interest-sensitivity as of December 31, 2022 (dollars in thousands):

	3 Months	3-12		Over
	Or Less	Months	1-3 Years	3 Years	Total
Federal funds sold and
interest-bearing deposits	$3,019	$—	$—	$—	$3,019
Securities	8,225	24,995	77,885	307,822	418,927
Loans Receivable	218,811	229,896	445,384	579,854	1,473,945
Total Rate Sensitive Assets (RSA)	$230,055	$254,891	$523,269	$887,676	$1,895,891

Non-maturity interest-bearing deposits	$123,533	$119,994	$318,673	$227,228	$789,428
Time Deposits	90,296	245,962	154,207	13,305	503,770
Borrowings	62,902	47,387	22,926	—	133,215
Total Rate Sensitive Liabilities (RSL)	$276,731	$413,343	$495,806	$240,533	$1,426,413

Interest sensitivity gap	$(46,676)	$(158,452)	$27,463	$647,143	$469,478
Cumulative gap	(46,676)	(205,128)	(177,665)	469,478
RSA/RSL-cumulative	83.1%	70.3%	85.0%	138.5%

As of December 31, 2021
Interest sensitivity gap	$175,100	$(170,159)	$11,040	$524,379	$540,360
Cumulative gap	175,100	4,941	15,981	540,360
RSA/RSL-cumulative	170.5%	100.7%	101.4%	138.4%

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

INFLATION

Substantially all of the Company's assets and liabilities relate to banking activities and are monetary. The consolidated financial statements and related financial data are presented following GAAP. GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, except for securities available for sale, impaired loans, and other real estate loans that are measured at fair value. Changes in the value of money due to rising inflation can cause purchasing power loss.

Management's opinion is that movements in interest rates affect the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do affect each other but do not always move in correlation with each other. The Company's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its liabilities in its asset/liability management may tend to minimize the effect of changes in interest rates on the Company's performance.

LIQUIDITY

Liquidity is the ability to fund customers’ borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company’s primary sources of liquidity include deposit generation, asset maturities, cash flow from payments on loans and securities and access to borrowing from the Federal Home Loan Bank and other correspondent banks.

As of December 31, 2022, the Company had cash and cash equivalents of $31.9 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, at December 31, 2022, the Company had total securities available for sale of $418.9 million, which could be used for liquidity needs. This totals $450.8 million and represents 22.0% of total assets as of December 31, 2022, compared to $613.5 million and 29.7% of total assets as of December 31, 2021. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity position is adequate.

The Company maintains established lines of credit with the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $190.0 million, with $42.3 million outstanding at December 31, 2022 and $0 million outstanding at December 31, 2021. The maximum borrowing capacity from FHLB at December 31, 2022 was $655.3 million. As of December 31, 2022, the Company had $40.0 million in term borrowings from the FHLB, compared to $30.0 million at December 31, 2021. Outstanding Letters of Credit to secure public funds totaled $92.9 million and $127.9 million at December 31, 2022 and 2021, respectively.

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

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

/s/ James O. Donnelly	/s/ William S. Lance

James O. Donnelly	William S. Lance
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involve our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses (ALL) – Qualitative Factors

Description of the Matter

The Company’s loan portfolio totaled $1.47 billion as of December 31, 2022, and the associated ALL was $17 million. As discussed in Note 4 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

Auditing the Company’s ALL involved a high degree of subjectivity due to the judgment involved in management’s determination and measurement of qualitative factor adjustments included in the estimate of the allowance for loan losses.

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

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. We evaluated the inputs and data to the Company’s historical loan performance data and third-party macroeconomic data. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers and the supporting documentation for substantiating revisions to qualitative factors.

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

King of Prussia, Pennsylvania

March 17, 2023

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$28,847	$21,073
Interest-bearing deposits with banks	3,019	185,608

Cash and cash equivalents	31,866	206,681

Securities available for sale	418,927	406,782
Loans receivable (net of allowance for loan losses 2022: $16,999; 2021: $16,442)	1,456,946	1,338,489
Regulatory stock, at cost	5,418	3,927
Premises and equipment, net	17,924	17,289
Bank owned life insurance	43,364	40,038
Accrued interest receivable	6,917	5,889
Foreclosed real estate owned	346	1,742
Deferred tax assets, net	23,549	8,791
Goodwill	29,266	29,266
Other intangibles	306	407
Other assets	12,241	9,203

Total Assets	$2,047,070	$2,068,504

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$434,529	$440,652
Interest-bearing demand	237,891	196,786
Money market deposit accounts	273,165	309,439
Savings	278,372	281,214
Time	503,770	528,702

Total Deposits	1,727,727	1,756,793

Short-term borrowings	93,215	60,822
Other borrowings	40,000	29,998
Accrued interest payable	2,653	1,203
Other liabilities	16,390	14,426

Total Liabilities	1,879,985	1,863,242

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized: 5,000,000 shares, issued: none	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2022: 8,291,401 shares; 2021: 8,266,751 shares	829	827
Surplus	96,897	96,443
Retained earnings	130,020	110,015
Treasury stock at cost: 2022: 124,650 shares; 2021: 65,328 shares	(3,308)	(1,767)
Accumulated other comprehensive loss	(57,353)	(256)

Total Stockholders' Equity	167,085	205,262

Total Liabilities and Stockholders' Equity	$2,047,070	$2,068,504

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$66,013	$65,257
Securities
Taxable	7,262	4,055
Tax exempt	1,789	1,492
Interest-bearing deposits with banks	602	266
Total Interest Income	75,666	71,070

INTEREST EXPENSE
Deposits	6,471	4,757
Short-term borrowings	524	284
Other borrowings	274	716
Total Interest Expense	7,269	5,757

Net Interest Income	68,397	65,313
PROVISION FOR LOAN LOSSES	900	4,200
Net Interest Income After
Provision for Loan Losses	67,497	61,113

OTHER INCOME
Service charges and fees	5,661	5,693
Income from fiduciary activities	845	748
Net realized gains on sales of securities	3	92
Net gain on sale of loans	3	177
Net gain on sale of foreclosed real estate owned	427	36
Earnings and proceeds on life insurance policies	1,087	941
Other	1,906	674
Total Other Income	9,932	8,361

OTHER EXPENSES
Salaries and employee benefits	22,071	20,608
Occupancy	3,701	3,533
Furniture and equipment	1,266	1,289
Data processing and related operations	2,948	2,415
Federal Deposit Insurance Corporation insurance assessment	612	681
Advertising	516	473
Professional fees	1,719	1,582
Postage and telephone	959	993
Taxes, other than income	1,013	1,122
Foreclosed real estate	73	151
Amortization of intangible assets	101	123
Other	6,065	5,644
Total Other Expenses	41,044	38,614

Income before Income Taxes	36,385	30,860
INCOME TAX EXPENSE	7,152	5,945
Net income	$29,233	$24,915
EARNINGS PER SHARE
BASIC	$3.59	$3.05
DILUTED	$3.58	$3.04

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
(in thousands)	2022	2021
NET INCOME	$29,233	$24,915

Other comprehensive (loss) income:
Unrealized (loss) gain on pension liability	(784)	220
Tax Effect	165	(46)
Investment securities available for sale:
Unrealized holding loss	(71,488)	(6,931)
Tax Effect	15,012	1,455
Reclassification of gains from sale of securities	(3)	(92)
Tax Effect	1	19
Other comprehensive loss	(57,097)	(5,375)

COMPREHENSIVE (LOSS) INCOME	$(27,864)	$19,540

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2022 and 2021
			(In Thousands, Except Share and Per Share Data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2020	8,236,331	$824	$95,388	$93,796	10,263	$(342)	$5,119	$194,785
Net Income	—	—	—	24,915	—	—	—	24,915
Other comprehensive loss	—	—	—	—	—	—	(5,375)	(5,375)
Cash dividends declared ($1.06 per share)	—	—	—	(8,696)	—	—	—	(8,696)
Acquisition of treasury stock	—	—	—	—	56,162	(1,440)	—	(1,440)
Stock options exercised	22,420	2	392	—	—	—	—	394
Sale of treasury stock for ESOP	—	—	(5)	—	(4,997)	135	—	130
Compensation expense related to
stock options	—	—	214	—	—	—	—	214
Restricted stock awards	8,000	1	454	—	3,900	(120)	—	335
BALANCE - DECEMBER 31, 2021	8,266,751	827	96,443	110,015	65,328	(1,767)	(256)	205,262
Net Income	—	—	—	29,233	—	—	—	29,233
Other comprehensive loss	—	—	—	—	—	—	(57,097)	(57,097)
Cash dividends declared ($1.13 per share)	—	—	—	(9,228)	—	—	—	(9,228)
Acquisition of treasury stock	—	—	—	—	96,062	(2,515)	—	(2,515)
Stock options exercised	1,650	—	(212)	—	(32,775)	869	—	657
Sale of treasury stock for ESOP	—	—	27	—	(3,965)	105	—	132
Compensation expense related to
stock options	—	—	269	—	—	—	—	269
Restricted stock awards	23,000	2	370	—	—	—	—	372
BALANCE - DECEMBER 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,233	$24,915
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	4,200
Depreciation	1,470	1,481
Amortization of intangible assets	101	123
Deferred income taxes	419	(383)
Net amortization of securities premiums and discounts	1,303	1,529
Net realized gains on sales of securities	(3)	(92)
Earnings and proceeds on life insurance policies	(1,087)	(941)
Gain (loss) on sales of fixed assets and foreclosed real estate owned	(379)	108
Net amortization of loan fees	(217)	(3,497)
Net gain on sale of loans	(3)	(177)
Mortgage loans originated for sale	(845)	(8,616)
Proceeds from sale of loans originated for sale	848	8,793
Compensation expense related to stock options	269	214
Compensation expense related to restricted stock	372	335
(Increase) decrease in accrued interest receivable	(1,028)	343
Increase (decrease) in accrued interest payable	1,450	(398)
Other, net	(2,069)	1,261
Net Cash Provided by Operating Activities	30,734	29,198

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	5,113	11,366
Proceeds from maturities and principal reductions on mortgage-backed securities	40,780	68,218
Purchases	(130,828)	(268,242)
Purchase of regulatory stock	(6,366)	(4,201)
Redemption of regulatory stock	4,875	4,255
Net (increase) decrease in loans	(118,999)	57,938
Proceeds from bank-owned life insurance	761	511
Purchase of bank-owned life insurance	(3,000)	—
Purchase of premises and equipment	(2,153)	(1,258)
Proceeds from sales of foreclosed real estate owned	1,823	291
Proceeds from sales of bank premises and fixed assets	—	158
Net Cash Used for Investing Activities	(207,994)	(130,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(29,066)	221,151
Net increase (decrease) in short-term borrowings	32,393	(2,481)
Repayments of other borrowings	(29,998)	(12,461)
Proceeds from other borrowings	40,000	—
Stock options exercised	657	394
Sale of treasury stock for ESOP	132	130
Acquisition of treasury stock	(2,515)	(1,440)
Cash dividends paid	(9,158)	(8,539)

Net Cash Provided by Financing Activities	2,445	196,754
Net (Decrease) Increase in Cash and Cash Equivalents	(174,815)	94,988

CASH AND CASH EQUIVALENTS - BEGINNING	206,681	111,693
CASH AND CASH EQUIVALENTS - ENDING	$31,866	$206,681

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2022	2021
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$5,819	$6,155
Income taxes paid, net of refunds	$6,891	$5,330
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$776	$1,740
Dividends payable	$2,366	$2,296

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

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no impairment charge is necessary related to FHLB stock as of December 31, 2022.

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

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2022 and 2021, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2022 and 2021, were $213,000 and $289,000, respectively.

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

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. No impairment was recognized for the years ended December 31, 2022 and 2021.

Other Intangible Assets

At December 31, 2022, the Company had other intangible assets of $306,000, which is net of accumulated amortization of $1,448,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2021, the Company had other intangible assets of $407,000, which was net of accumulated amortization of $1,347,000. Amortization expense related to other intangible assets was $101,000 and $123,000 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2023	$85
2024	69
2025	54
2026	38
2027	26
Thereafter	34
$306

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2022 or 2021, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$419	$398
ATM Fees	452	443
Overdraft Fees	1,155	1,029
Safe deposit box rental	93	100
Loan related service fees	849	1,238
Debit card	2,496	2,228
Fiduciary activities	845	748
Commissions on mutual funds & annuities	119	127
Gain on sales of other real estate owned	427	36
Other income	1,906	674
Noninterest Income (in-scope of Topic 606)	8,761	7,021
Out-of-scope of Topic 606:
Net realized gains on sales of securities	3	92
Loan servicing fees	78	130
Gain on sales of loans	3	177
Earnings on and proceeds from bank-owned life insurance	1,087	941
Noninterest Income (out-of-scope of Topic 606)	1,171	1,340
Total Noninterest Income	$9,932	$8,361

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

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This standard, along with several other subsequent codification updates, replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses that are expected to occur over the remaining life of a financial asset and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The new current expected credit losses model (“CECL”) will apply to the allowance for loan losses, available-for-sale and held-to-maturity debt securities, purchased financial assets with credit deterioration and certain off-balance sheet credit exposures.

Management has completed its implementation plan, segmentation and testing, and model validation. The implementation plan included drafting of additional controls and policies to govern data uploads to its third-party vendor, balancing and reconciling, testing and auditing of inputs, and review and decision-making surrounding segmentation, methodologies, qualitative factor adjustments, and reasonable and supportable forecasts and reversion techniques. Parallel runs were processed during 2022 and the results were consistent with management's expectations. The implementation plan is currently going through the Company's control structure and internal control testing is being performed.

As a result of adopting this standard, the Company expects the increase in its allowance effective January 1, 2023, to be in the range of $2.0 million to $2.5 million. In addition, the adoption of ASU No. 2016-13 will require the Company to gross up its previously purchased credit impaired loans through the allowance at January 1, 2023. As a result, the Company expects an increase in its allowance as of January 1, 2023, to be in the range of $2.2 million to $2.7 million. These estimates are subject to further refinements based on ongoing evaluations of our model, methodologies, and judgments, as well as prevailing economic conditions and forecasts as of the adoption date. The adoption of ASU 2016-13 is not expected to have a significant impact on our regulatory capital ratios.

At adoption, the Company did not have any securities classified as HTM debt securities. No allowance was recorded related to AFS debt securities at the date of adoption, January 1, 2023.

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

In January 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls “reference rate reform” if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. ASU 2022-06 is effective for all reporting entities immediately upon issuance and must be applied on a prospective basis. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (ASC 815): Fair Value Hedging - Portfolio Layer Method. ASC 815 currently permits only prepayable financial assets and one or more beneficial interests secured by a portfolio of prepayable financial instruments to be included in a last-of-layer closed portfolio. The amendments in this Update allow non-prepayable financial assets to also be included in a closed portfolio hedged using the portfolio layer method. That expanded scope permits an entity to apply the same portfolio hedging method to both prepayable and non-prepayable financial assets, thereby allowing consistent accounting for similar hedges. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of securities were as follows:

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$45,066	$—	$(3,212)	$41,854
U.S. Government agencies	21,266	—	(2,943)	18,323
States and political subdivisions	157,524	2	(29,674)	127,852
Mortgage-backed securities-
government sponsored entities	268,400	—	(37,502)	230,898
Total debt securities	$492,256	$2	$(73,331)	$418,927

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$19,550	$6	$(205)	$19,351
U.S. Government agencies	16,251	24	(264)	16,011
States and political subdivisions	145,107	2,155	(1,395)	145,867
Mortgage-backed securities-
government sponsored entities	227,712	766	(2,925)	225,553
Total debt securities	$408,620	$2,951	$(4,789)	$406,782

The following tables show the Company’s investments’ gross unrealized losses and fair value aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,733	$(849)	$16,121	$(2,363)	$41,854	$(3,212)
U.S. Government agencies	8,321	(885)	10,002	(2,058)	18,323	(2,943)
States and political subdivisions	66,680	(11,194)	57,367	(18,480)	124,047	(29,674)
Mortgage-backed securities-government sponsored entities	102,361	(10,639)	128,537	(26,863)	230,898	(37,502)
	$203,095	$(23,567)	$212,027	$(49,764)	$415,122	$(73,331)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$18,361	$(205)	$—	$—	$18,361	$(205)
U.S. Government agencies	7,912	(109)	3,843	(155)	11,755	(264)
States and political subdivisions	74,658	(1,395)	—	—	74,658	(1,395)
Mortgage-backed securities-government sponsored entities	170,647	(2,856)	2,919	(69)	173,566	(2,925)
	$271,578	$(4,565)	$6,762	$(224)	$278,340	$(4,789)

The Company has 203 debt securities in the less than twelve month category and 140 debt securities in the twelve months or more category as of December 31, 2022. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. No other-than-temporary-impairment charges were recorded in 2022. Management believes that all other unrealized losses represent temporary impairment of the securities, and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

The amortized cost and fair value of debt securities as of December 31, 2022 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$5,883	$5,821
Due after one year through five years	43,272	40,981
Due after five years through ten years	54,146	44,419
Due after ten years	120,555	96,808
	223,856	188,029

Mortgage-backed securities - government sponsored entities	268,400	230,898
	$492,256	$418,927

Gross realized gains and gross realized losses on sales of securities available for sale were $14,000 and $11,000, respectively, in 2022, compared to $92,000 and $0, respectively, in 2021. The proceeds from the sales of securities totaled $5,113,000 and $11,366,000 for the years ended December 31, 2022 and 2021, respectively.

Securities with a carrying value of $378,472,000 and $339,769,000 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2022		December 31, 2021
Real Estate:
Residential	$298,813	20.3%	$273,040	20.1%
Commercial	651,544	44.2	628,724	46.4
Agricultural	68,915	4.7	61,925	4.6
Construction	32,469	2.2	21,990	1.6
Commercial loans	187,257	12.7	186,031	13.7
Other agricultural loans	35,277	2.4	37,930	2.8
Consumer loans to individuals	200,149	13.5	146,400	10.8
Total loans	1,474,424	100.0%	1,356,040	100.0%

Deferred fees, net	(479)		(1,109)
Total loans receivable	1,473,945		1,354,931
Allowance for loan losses	(16,999)		(16,442)
Net loans receivable	$1,456,946		$1,338,489

During 2021 and 2020, the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the United States Small Business Administration (“SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of December 31, 2022 and 2021, the Company had outstanding principal balances of $121,000 and $15,209,000, respectively, in PPP loans. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the Commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $0 and $2.9 million in fees associated with the processing of these loans in 2022 and 2021, respectively. Upon funding of the loans, these fees were deferred and are amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31:

(In thousands)

	2022	2021
Balance at beginning of period	$1,884	$1,365
Additions	—	—
Accretion	(710)	(880)
Reclassification and other	653	1,399
Balance at end of period	$1,827	$1,884

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 (in thousands):

	December 31, 2022	December 31, 2021
Outstanding Balance
	$8,368	$12,862
Carrying Amount
	$6,290	$8,304

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

There has been no allowance for loan losses recorded for acquired loans with specific evidence of deterioration in credit quality. As of December 31, 2022, for loans that were acquired prior to 2020 with or without specific evidence of deterioration in credit quality, adjustments to the allowance for loan losses have been accounted for through the allowance for loan loss adequacy calculation.

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

The following tables show the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2022
Individually evaluated for impairment	$—	$402	$—	$—	$61	$—	$—	$463
Loans acquired with deteriorated credit quality	567	2,049	2,034	—	1,640	—	—	6,290
Collectively evaluated for impairment	298,246	649,093	66,881	32,469	185,556	35,277	200,149	1,467,671
Total Loans	$298,813	$651,544	$68,915	$32,469	$187,257	$35,277	$200,149	$1,474,424

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2021
Individually evaluated for impairment	$—	$1,658	$—	$—	$16	$—	$—	$1,674
Loans acquired with deteriorated credit quality	784	3,285	1,918	—	198	2,119	—	8,304
Collectively evaluated for impairment	272,256	623,781	60,007	21,990	185,817	35,811	146,400	1,346,062
Total Loans	$273,040	$628,724	$61,925	$21,990	$186,031	$37,930	$146,400	$1,356,040

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid Principal
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2022	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$402	$402	$—
Commercial loans	11	11	—
Subtotal	413	413	—

With an allowance recorded:
Commercial loans	50	50	50

Subtotal	50	50	50

Total:
Real Estate Loans
Commercial	$402	$402	$—
Commercial loans	61	61	50
Total Impaired Loans	$463	$463	$50

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2021	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$141	$141	$—
Commercial loans	16	16	—
Subtotal	157	157	—

With an allowance recorded:
Real Estate Loans
Commercial	1,517	1,517	272

Subtotal	1,517	1,517	272
Total:
Real Estate Loans
Residential			—
Commercial	$1,658	$1,658	$272
Commercial loans	16	16	—
Total Impaired Loans	$1,674	$1,674	$272

The following information for impaired loans is presented for the years ended December 31, 2022 and 2021:

	Average Recorded		Interest Income
	Investment		Recognized
	2022	2021	2022	2021
	(In thousands)
Total:
Real Estate Loans
Commercial	$740	$2,358	$93	$157
Commercial loans	24	18	—	7
Total Loans	$764	$2,376	$93	$164

Troubled debt restructured loans are those loans whose terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of financial difficulties experienced by the borrower, who could not obtain comparable terms from alternate financing sources. As of December 31, 2022, there were no troubled debt restructured loans. During 2022, there were no new loan relationships identified as troubled debt restructurings. During 2022, there were no charge-offs on loans classified as troubled debt restructurings.

As of December 31, 2021, there were no troubled debt restructured loans. During 2021, there were no new loans relationships identified as troubled debt restructurings. During 2021, there were no charge-offs on loans classified as troubled debt restructurings.

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2022 and 2021, foreclosed real estate owned totaled $346,000 and $1,742,000, respectively. As of December 31, 2022, included within foreclosed real estate owned is one commercial property that was received via a deed in lieu. As of December 31, 2022, the Company has initiated formal foreclosure proceedings on four consumer residential mortgage loans with an outstanding balance of $223,000.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of December 31, 2022 and December 31, 2021 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial real estate loans	$646,775	$1,079	$3,690	$—	$—	$651,544
Real estate - agricultural	66,444	368	2,103	—	—	68,915
Commercial loans	186,966	184	107	—	—	187,257
Other agricultural loans	34,071	556	650	—	—	35,277
Total	$934,256	$2,187	$6,550	$—	$—	$942,993

		Special
	Pass	Mention	Substandard	Doubtful	Loss	Total
December 31, 2021
Commercial real estate loans	$618,541	$5,146	$4,765	$—	$272	$628,724
Real estate - agricultural	60,193	—	1,732	—	—	61,925
Commercial loans	185,729	199	103	—	—	186,031
Other agricultural loans	35,573	210	2,147	—	—	37,930
Total	$900,036	$5,555	$8,747	$-	$272	$914,610

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. Nonperforming loans include loans that have been placed on nonaccrual status and loans remaining in accrual status on which the contractual payment of principal and interest has become 90 days past due.

The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2022 and December 31, 2021 (in thousands):

	Performing	Nonperforming	Total
December 31, 2022
Residential real estate loans	$298,327	$486	$298,813
Construction	32,469	—	32,469
Consumer loans to individuals	199,985	164	200,149
Total	$530,781	$650	$531,431

	Performing	Nonperforming	Total
December 31, 2021
Residential real estate loans	$272,571	$469	$273,040
Construction	21,990	—	21,990
Consumer loans to individuals	146,345	55	146,400
Total	$440,906	$524	$441,430

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2022 and December 31, 2021 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2022
Real Estate loans
Residential	$297,350	$187	$223	$—	$486	$896	$567	$298,813
Commercial	648,688	405	—	—	402	807	2,049	651,544
Agricultural	66,751	130	—	—	—	130	2,034	68,915
Construction	32,469	—	—	—	—	—	-	32,469
Commercial loans	185,485	71	—	—	61	132	1,640	187,257
Other agricultural loans	35,277	—	—	—	—	—	—	35,277
Consumer loans	198,893	853	239	—	164	1,256	-	200,149
Total	$1,464,913	$1,646	$462	$—	$1,113	$3,221	$6,290	$1,474,424

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2021
Real Estate loans
Residential	$271,622	$155	$10	$—	$469	$634	$784	$273,040
Commercial	625,336	—	—	—	103	103	3,285	628,724
Agricultural	59,982	25	—	—	—	25	1,918	61,925
Construction	21,990	—	—	—	—	—	-	21,990
Commercial loans	185,801	3	13	91	16	32	198	186,031
Other agricultural loans	35,811	—	—	—	—	—	2,119	37,930
Consumer loans	145,986	248	111	—	55	414	-	146,400
Total	$1,346,528	$431	$134	$91	$643	$1,208	$8,304	$1,356,040

The following table presents the allowance for loan losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$—	$133	$1,490	$—	$1,766	$16,442
Charge Offs	(172)	(20)	—	—	(16)	—	(457)	(665)
Recoveries	130	82	—	—	46	—	64	322
Provision for loan losses	700	(2,647)	259	276	925	124	1,263	900
Ending balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$50	$—	$—	$50
Ending balance collectively evaluated for impairment	$2,833	$8,293	$259	$409	$2,395	$124	$2,636	$16,949

(In thousands)	Residential Real Estate	Commercial Real Estate	Construction	Commercial	Consumer	Total
Beginning balance, December 31, 2020	$1,960	$8,004	$150	$1,360	$1,676	$13,150
Charge Offs	(17)	(452)	—	(200)	(480)	(1,149)
Recoveries	74	19	—	49	99	241
Provision for loan losses	158	3,307	(17)	281	471	4,200
Ending balance, December 31, 2021	$2,175	$10,878	$133	$1,490	$1,766	$16,442
Ending balance individually evaluated for impairment	$—	$272	$—	$—	$—	$272
Ending balance collectively evaluated for impairment	$2,175	$10,606	$133	$1,490	$1,766	$16,170

During the period ended December 31, 2022, the allowance for loan losses increased from $16,442,000 to $16,999,000. This $557,000 increase in the required allowance was due primarily to a $2.4 million increase in the qualitative factor related to loan growth and a $445,000 increase in the qualitative factor related to large balance loans, which was partially offset by a $2.3 million decrease in the qualitative factor related to COVID-19.

During the period ended December 31, 2021, the allowance for loan losses increased from $13,150,000 to $16,442,000. This $3,292,000 increase in the required allowance was due primarily to a $1.5 million increase in the qualitative factor related to loan growth and a $1.4 million increase due to an increase in the qualitative factor related to large balance loans.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of the loans was $182,000 and $35,000 for 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2022, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $141.9 million, or 9.6% of loans outstanding, to commercial rentals, and $113.0 million, or 7.7% of loans outstanding, to residential rentals. There were no charge-offs on loans within these concentrations for the years ended December 31, 2022 and 2021, respectively.

During 2022, the Company sold residential mortgage loans totaling $845,000. During 2021, the Company sold residential mortgage loans totaling $8,616,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $3,000 and $0, respectively, in 2022 and $177,000 and $0, respectively, in 2021. The proceeds from the sales of residential mortgage loans totaled $848,000 and $8,793,000 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the outstanding value of loans serviced for others totaled $60.0 million and $65.4 million, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2022	2021
	(In Thousands)
Land and improvements	$3,864	$3,879
Buildings and improvements	23,444	21,846
Furniture and equipment	10,506	10,183
	37,814	35,908
Accumulated depreciation	(19,890)	(18,619)

	$17,924	$17,289

Depreciation expense totaled $1,470,000 and $1,481,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations greater than $250,000 were $213,623,000 and $257,238,000 at December 31, 2022 and 2021, respectively.

At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$336,258
2024	96,823
2025	57,384
2026	8,632
2027	4,673
$503,770

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2022	2021
	(In Thousands)
Securities sold under agreements to repurchase	$50,951	$60,822
Federal Home Loan Bank short-term borrowings	42,264	—
	$93,215	$60,822

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2022	2021
	(Dollars In Thousands)
Average balance during the year	$69,711	$73,810
Average interest rate during the year	0.75%	0.39%
Maximum month-end balance during the year	$93,215	$90,409
Weighted average interest rate at the end of the year	2.65%	0.34%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $63,737,000 and $54,562,000 at December 31, 2022 and $66,353,000 and $65,162,000 at December 31, 2021, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The collateral pledged for repurchase agreements that are classified as secured borrowings is summarized as follows (in thousands):

	As of December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$54,562	$—	$—	$—	$54,562

Total liability recognized for repurchase agreements					50,951

	As of December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$65,162	$—	$—	$—	$65,162

Total liability recognized for repurchase agreements					60,822

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2022, there was $42,264,000 of borrowings outstanding on this line. There were no borrowings outstanding on this line of credit at December 31, 2021. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2023. There were no borrowings under this line of credit at December 31, 2022 and 2021. The Company has a line of credit commitment available from PNC Bank for $16,000,000 at December 31, 2022. There were no borrowings under this line of credit at December 31, 2022 and December 31, 2021. The Company also has a line of credit commitment from Zions Bank for $17,000,000 at December 31, 2022. There were no borrowings under this line of credit at December 31, 2022 and December 31, 2021.

Other borrowings consisted of the following at December 31, 2022 and 2021:

	2022	2021
	(In Thousands)

Amortizing fixed rate borrowing due March 2022 at 1.75%	$—	$227
Amortizing fixed rate borrowing due August 2022 at 1.94%	—	1,364
Amortizing fixed rate borrowing due October 2022 at 1.88%	—	1,386
Amortizing fixed rate borrowing due October 2023 at 3.24%	—	3,856
Amortizing fixed rate borrowing due December 2023 at 3.22%	—	2,097
Fixed rate term borrowing due December 2023 at 1.95%	—	10,000
Amortizing fixed rate borrowing due December 2023 at 1.73%	—	5,190
Amortizing fixed rate borrowing due April 2024 at 0.91%	—	5,878
Amortizing fixed rate borrowing due December 2023 at 5.08%	40,000	—
	$40,000	$29,998

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2022 are as follows (in thousands):

2023	$40,000
$40,000

The Bank’s maximum borrowing capacity with the FHLB was $655,344,000 of which $82,264,000 was outstanding in the form of advances and $92,900,000 was outstanding in the form of letters of credit at December 31, 2022. Advances from the FHLB are secured by qualifying assets of the Bank.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2022 and 2021, amounted to $609,000 and $587,000 respectively. The right-of-use asset associated with operating leases amounted to $4,109,000 and $4,511,000 at December 31, 2022 and 2021, respectively. The lease liability associated with operating leases amounted to $4,195,000 and $4,577,000 at December 31, 2022 and 2021, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2022.

Operating
Weighted-average remaining term	10.7 years
Weighted-average discount rate	2.71%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2022, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2023	$557
2024	544
2025	561
2026	504
2027	401
2028 and thereafter	2,414
Total undiscounted cash flows	4,981
Discount on cash flows	(786)
Total lease liabilities	$4,195

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2022, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after 90 days of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after four years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,310,000 and $1,135,000 for the years ended December 31, 2022 and 2021, respectively.

The Company has several non-qualified supplemental executive retirement plans for the benefit of certain executive officers and former officers. At December 31, 2022 and 2021, other liabilities include $3,518,000 and $3,481,000 accrued under the Plan. Compensation expense includes approximately $461,000 and $364,000 relating to the supplemental executive retirement plan for 2022 and 2021, respectively. To fund the benefits under this plan, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2022 and 2021, the cash value of these policies was $43,364,000 and $40,038,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit expense included in salaries and employee benefits was $101,000 and $153,000 for the years ended December 31, 2022 and 2021, respectively.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2022 and 2021 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,731,000 and $1,630,000 at December 31, 2022 and 2021, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Mulitemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2022 and 2021, the Company’s Plan was 106.7% and 116.6% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $11,000 in 2022 and $17,000 in 2021. During the plan years ending December 31, 2022 and 2021, the Company made contributions of $11,000 and $17,000, respectively.

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

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

(in Thousands)	2022	2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(7,622)	$(8,065)
Service cost	—	(51)
Interest cost	(216)	(206)
Actuarial (gain) loss	1,615	177
Benefits paid	476	523
Benefit obligation at end of year	$(5,747)	$(7,622)
Change in plan assets:
Fair value of plan assets at beginning of year	$7,691	$7,744
Actual return on plan assets	(1,933)	474
Benefits paid	(553)	(527)
Fair value of assets at end of year	5,205	7,691
Funded status at end of year	$(542)	$69

The Delaware Plan paid $476,000 and $523,000 in benefit payments in 2022 and 2021, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $479,000, $463,000, $446,000, $449,000 and $439,000 for the next five years. Payments are expected to be approximately $2,081,000 in total for the five-year period ending December 31, 2032. The Company was not required to make any contributions to the Delaware Plan in 2022 or 2021. The increase in the projected discount rate from 2.93% to 5.44% decreased the projected benefit obligation for the year ended December 31, 2022 by approximately $1.6 million.

The accumulated benefit obligation for the Delaware Plan was $5,747,000 and $7,622,000 at December 31, 2022 and 2021, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income for the years ended December 31 (in thousands):

	2022	2021
Transition asset	$—	$—
Prior service credit	—	—
(Loss) gain	(784)	220
Total	$(784)	$220

Net pension cost (income) included the following components (in thousands):

	2022	2021
Service cost benefits earned during the period	$—	$51
Interest cost on projected benefit obligation	216	206
Actual return on assets	(336)	(394)
Net amortization and deferral	(53)	(34)

Net periodic pension cost (income)	$(173)	$(171)

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2022	2021
Discount rate	5.44%	2.93%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

	2022	2021
Discount rate	5.44%	2.63%
Expected long-term return on plan assets	6.00%	5.25%
Rate of compensation increase	—%	—%

The expected long-term return on plan assets was determined based upon expected returns on individual asset types included in the asset portfolio.

The Delaware Plan’s weighted-average asset allocations at December 31, by asset category, are as follows:

	2022	2021
Cash equivalents	16.6%	—%
Equity securities	25.1%	35.7%
Fixed income securities	21.7%	35.0%
Other	36.6%	29.3%
	100.0%	100.0%

The New York Bankers Retirement System (“System”) overall investment strategy is to invest in a diversifiedportfolio while managing the variability between the assets and projected liabilities of underfunded pension plans. The System’s Board Members approved a migration (the “Migration”) of substantially all of the System’s assets toone fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. (“JPMCBLDI Diversified Balanced Fund” or the “Fund”). The Fund is a collective investment fund managed by the Trustee under the Declaration of Trust. The Trustee is the Fund’s manager and makes day-to-day investment decisions for the Fund. The Fund is a group trust within the meaning of Internal Revenue Service Revenue Ruling 81-100, as amended. In reliance upon exemptions from the registration requirements of the federal securities laws, neither the Fund nor the Fund’s Units are registered with the Securities and Exchange Commission (“SEC”) or any state securities commission. Because the Fund is not subject to registration under federal or state securities laws, certain protections that might otherwise be provided to investors in registered funds are not available to investors in the Fund. However, as a bank-sponsored collective investment trust holding qualified retirement plan assets, the Fund is required to comply with applicable provisions of the Employee Retirement Income Security Act of

1974, as amended (“ERISA”), and the Trustee is subject to supervision and regulation by the Office of theComptroller of the Currency and the Department of Labor.

The Fund employs a liability driven investing (“LDI”) strategy for pension plans that are seeking a solution that is balanced between growth and hedging. The Bloomberg Barclays Long A U.S. Corporate Index, the Fund’s primary liability-performance benchmark, is used as a proxy for plan projected liabilities. The growth-oriented portion of the Fund invests in a mix of asset classes that the Fund’s Trustee believes will collectively maximize total risk-adjusted return through a combination of capital appreciation and income. This portion of the Fund will comprise between 35% and 90% of the portfolio and will invest directly or indirectly via underlying funds in a broad mix of global equity, credit, global fixed income, real estate and cash-plus strategies. The remaining portionof the Fund, between 10% and 65% of the portfolio, provides exposure to U.S. long duration fixed income and is used to minimize volatility relative to a plan’s projected liabilities. This portion of the Fund will invest directly or indirectly via underlying funds in investment grade corporate bonds and securities issued by the U.S. Treasury and its agencies or instrumentalities.

At December 31, 2022 and 2021, the portfolio was substantially managed by one investment firm who controlled approximately 96% and 100%, respectively, of the System’s assets. Also, at December 31, 2022 and 2021, approximately $7.0 million and $-0-, respectively, of System’s assets in the short-term investment fund (STIF)account had not yet been allocated to an investment manager, nor deployed for benefit payments or expenses.

At December 31, 2022 and 2021, the System had an investment concentration of approximately 96% and 100%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund. In accordance with ASC Subtopic 820-10, certain investments measured at net asset value per share (or its equivalents) are not required to be classified in the fair value hierarchy.

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2022	2021
	(In Thousands)
Current	$6,733	$6,328
Deferred	419	(383)
	$7,152	$5,945

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for loan losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2022, the Company had a $3,535,000 net operating loss carryforward that will begin to expire by December 31, 2037. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	before Income Taxes
	Years Ended December 31,
	2022	2021
Tax at statutory rates	21.0%	21.0%
Tax exempt interest income, net of interest expense disallowance	(1.6)	(1.9)
Non-deductible merger related expenses	—	—
Earnings and proceeds on life insurance	(0.6)	(0.6)
Other	0.9	0.8

	19.7%	19.3%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2022	2021
	(In Thousands)
Deferred tax assets:
Allowance for loan losses	$3,985	$3,855
Deferred compensation	834	817
Core deposit intangible	204	231
Pension liability	267	302
Foreclosed real estate valuation allowance	19	19
Net operating loss carryforward	829	913
Purchase price adjustment	1,779	2,487
Net unrealized loss on securities	15,399	386
Other	2,838	1,228
Total Deferred Tax Assets	26,154	10,238

Deferred tax liabilities:
Premises and equipment	1,085	1,004
Deferred loan fees	1,366	125
Net unrealized gain on pension liability	154	318
Total Deferred Tax Liabilities	2,605	1,447

Net Deferred Tax Asset	$23,549	$8,791

The Company’s federal and state income tax returns for taxable years through 2019 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2022 and 2021, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2022, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2022:
Total capital (to risk-weighted assets)	$211,055	13.58%	≥$124,303	≥8.00%	≥$155,379	≥10.00%
Tier 1 capital (to risk-weighted assets)	194,124	12.49	≥$93,228	≥6.00	≥$124,303	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	194,124	12.49	≥$69,921	≥4.50	≥$100,997	≥6.50
Tier 1 capital (to average assets)	194,124	9.36	≥$82,934	≥4.00	≥$103,668	≥5.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$191,469	13.66%	≥$112,117	≥8.00%	≥$140,146	≥10.00%
Tier 1 capital (to risk-weighted assets)	175,027	12.49	≥84,087	≥6.00	≥112,117	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	175,027	12.49	≥63,066	≥4.50	≥91,095	≥6.50
Tier 1 capital (to average assets)	175,027	8.51	≥82,243	≥4.00	≥102,804	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2022.

Pennsylvania banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2022, dividends from the Bank available to be paid to the Company, without prior approval of the Bank's regulatory agency, totaled $52.7 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 22, 2014, the Company’s stockholders approved the Norwood Financial Corp 2014 Equity Incentive Plan. An aggregate of 375,000 shares of authorized but unissued Common Stock of the Company were reserved for future issuance under the Plan. This includes up to 60,000 shares for awards to outside directors. The Plan also authorized the Company to award restricted stock to officers and outside directors, limited to 63,000 shares of restricted stock awards for officers and 12,000 shares of restricted stock awards for outside directors. At the Annual Meeting held on April 24, 2018, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to ease certain restrictions on restricted stock awards to outside directors. As a result of this amendment, the number of shares available for restricted stock awards to officers was reduced by 300 shares to 62,700, while the number of shares available for restricted stock awards to outside directors was increased by 20,300 to 32,300 shares. At the Annual Meeting held on April 26, 2022, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to increase the number of shares available for awards. As a result of this amendment, the number of shares available for stock awards to officers was increased by 60,000 shares, including 40,000 shares for restricted stock awards, while the number of shares available for stock awards to outside directors was increased by 40,000 shares, including 30,000 shares for restricted stock awards. Under this plan, the Company has granted 357,966 shares, which included 229,866 options to employees, 10,400 options to directors, 74,125 shares of restricted stock to officers and 43,575 shares of restricted stock to directors. The restricted shares vest over five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2022, there were 117,035 shares available for future awards under this plan, which includes 71,010 shares available for officer awards and 46,025 shares available for awards to outside directors. Included in these totals are 28,575 shares available for restricted stock awards to officers and 18,725 shares available for restricted stock awards to outside directors.

Total unrecognized compensation cost related to stock options was $382,000 as of December 31, 2022 and $269,000 as of December 31, 2021. Salaries and employee benefits expense includes $269,000 and $214,000 of compensation costs related to options for the years ended December 31, 2022 and 2021, respectively. Compensation costs related to restricted stock amounted to $372,000 and $335,000 for the years ended December 31, 2022 and 2021, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2022 and 2021 was $1,294,000 and $953,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2022			2021
		Weighted			Weighted
		Average	Average		Average	Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	226,075	$26.37		215,970	$25.73
Granted	38,000	33.53		43,500	25.80
Exercised	(34,425)	19.08		(22,420)	17.59
Forfeited	(10,675)	27.56		(10,975)	29.48

Outstanding, end of year	218,975	$26.70	$1,100	226,075	$26.37	$520

Exercisable, end of year	180,975	$27.68	$1,100	182,575	$26.50	$511

Exercise prices for options outstanding as of December 31, 2022 ranged from $17.93 to $36.02 per share. The weighted average remaining contractual life is 6.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2022	2021
Dividend yield	3.57%	3.55%
Expected life	10 years	10 years
Expected volatility	35.01%	34.69%
Risk-free interest rate	3.87%	1.51%
Weighted average fair value of options granted	$10.06	$6.49

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $657,000 in 2022. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2022, for the shares issued in connection with stock option exercises, 1,650 shares in total, all shares were issued from available authorized shares.

As of December 31, 2022, outstanding stock options consist of the following:

		Average			Average
	Options	Exercise	Remaining	Options	Exercise
	Outstanding	Price	Life, Years	Exercisable	Price

	11,125	$17.93	1.0	11,125	$17.93
	8,250	19.39	1.9	8,250	19.39
	9,375	19.03	2.9	9,375	19.03
	12,125	22.37	4.0	12,125	22.37
	25,250	32.81	5.0	25,250	32.81
	22,100	32.34	6.0	22,100	32.34
	22,500	36.02	7.0	22,500	36.02
	30,750	26.93	8.0	30,750	26.93
	1,000	26.35	8.3	1,000	26.35
	1,000	25.38	8.5	1,000	25.38
	37,500	25.80	9.0	37,500	25.80
	38,000	33.53	10.0	—	—

Total	218,975			180,975

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2022		2021
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	32,030	$26.76	39,135	$30.72
Granted	23,000	30.25	8,000	25.80
Vested	(10,570)	30.89	(11,205)	32.15
Forfeited	—	—	(3,900)	31.72
Non-vested at December 31	44,460	$30.12	32,030	$26.76

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2022	2021
	(In Thousands, Except Per Share Data)
Numerator, net income	$29,233	$24,915

Denominator:
Weighted average shares outstanding	8,174	8,213
Less: Weighted average unvested restricted shares	(37)	(35)
Denominator: Basic earnings per share	8,137	8,178

Weighted average shares outstanding, basic	8,137	8,178
Add: Dilutive effect of stock options and restricted stock	40	21
Denominator: Diluted earnings per share	8,177	8,199

Basic earnings per common share	$3.59	$3.05

Diluted earnings per common share	$3.58	$3.04

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 60,500 and 109,100 for the years ended December 31, 2022 and 2021, respectively, based on the closing price of the Company’s common stock which was $33.44 and $25.99 as of December 31, 2022 and 2021, respectively.

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

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2022	2021
	(In Thousands)
Commitments to grant loans	$90,379	$78,996
Unfunded commitments under lines of credit	149,883	156,899
Standby letters of credit	15,052	8,462
	$255,314	$244,357

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

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2022, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $1,464,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2022	2021	Interest Rate Paid	Interest Rate Received	2022	2021
Customer interest rate swap

Maturing November, 2030	$6,513	$6,873	Term SOFR + Margin	Fixed	$889	$144
Maturing December, 2030	4,297	4,553	Term SOFR + Margin	Fixed	575	91

Total	$10,810	$11,426			$1,464	$235

Third party interest rate swap

Maturing November, 2030	$6,513	$6,873	Fixed	Term SOFR + Margin	$889	$144
Maturing December, 2030	4,297	4,553	Fixed	Term SOFR + Margin	575	91

Total	$10,810	$11,426			$1,464	$235

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2022
Interest rate derivatives	Other assets	$1,464	Other liabilities	$1,464

December 31, 2021
Interest rate derivatives	Other assets	235	Other liabilities	235

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2022
ASSETS
U.S. Treasury securities	$41,854	$—	$41,854	$—
U.S. Government agencies	18,323	—	18,323	—
States and political subdivisions	127,852	—	127,852	—
Mortgage-backed securities-government
sponsored entities	230,898	—	230,898	—
Interest rate derivatives	1,464	—	1,464	—

LIABILITIES
Interest rate derivatives	1,464	—	1,464	—

December 31, 2021
ASSETS
U.S. Treasury securities	$19,351	$—	$19,351	$—
U.S. Government agencies	16,011	—	16,011	—
States and political subdivisions	145,867	—	145,867	—
Mortgage-backed securities-government
sponsored entities	225,553	—	225,553	—
Interest rate derivatives	235	—	235	—
	235	—	235
LIABILITIES
Interest rate derivatives	235	—	235	—

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

Interest Rate Swaps:

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the SOFR swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using SOFR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2022 and 2021 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2022
Impaired Loans	$413	$—	$—	$413
Foreclosed real estate	346	—	—	346

December 31, 2021
Impaired Loans	$1,402	$—	$—	$1,402
Foreclosed real estate	1,742	—	—	1,742

Impaired loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2022, the fair value investment in impaired loans totaled $413,000, which included two loan relationships with a carrying value of $413,000 that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2022, the fair value investment in impaired loans included one loan relationships with a carrying value of $50,000 that required a valuation allowance of $50,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$413	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (8.92%)

Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2021
Impaired loans	$1,402	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (1.12%)

Foreclosed real estate owned	$1,742	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2022 and December 31, 2021. (In thousands):

	Fair Value Measurements at December 31, 2022

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$31,866	$31,866	$31,866	$—	$—
Loans receivable, net	1,456,946	1,418,300	—	—	1,418,300
Mortgage servicing rights	213	498	—	—	498
Regulatory stock (1)	5,418	5,418	5,418	—	—
Bank owned life insurance (1)	43,364	43,364	43,364	—	—
Accrued interest receivable (1)	6,917	6,917	6,917	—	—

Financial liabilities:
Deposits	1,727,727	1,727,184	1,223,958	—	503,226
Short-term borrowings (1)	93,215	93,215	93,215	—	—
Other borrowings	40,000	40,074	—	—	40,074
Accrued interest payable (1)	2,653	2,653	2,653	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2021

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$206,681	$206,681	$206,681	$—	$—
Loans receivable, net	1,338,489	1,389,870	—	—	1,389,870
Mortgage servicing rights	289	500	—	—	500
Regulatory stock (1)	3,927	3,927	3,927	—	—
Bank owned life insurance (1)	40,038	40,038	40,038	—	—
Accrued interest receivable (1)	5,889	5,889	5,889	—	—

Financial liabilities:
Deposits	1,756,793	1,759,722	1,228,091	—	531,631
Short-term borrowings (1)	60,822	60,822	60,822	—	—
Other borrowings	29,998	30,221	—	—	30,221
Accrued interest payable (1)	1,203	1,203	1,203	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2022 and 2021:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2021	$(1,453)	$1,197	$(256)
Other comprehensive income (loss) before reclassification	(56,476)	(619)	(57,095)
Amount reclassified from accumulated other comprehensive loss	(2)	—	(2)
Total other comprehensive income	(56,478)	(619)	(57,097)
Balance as of December 31, 2022	$(57,931)	$578	$(57,353)

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2020	$4,096	$1,023	$5,119
Other comprehensive income (loss) before reclassification	(5,476)	174	(5,302)
Amount reclassified from accumulated other comprehensive loss	(73)	—	(73)
Total other comprehensive	(5,549)	174	(5,375)
Balance as of December 31, 2021	$(1,453)	$1,197	$(256)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2022 and 2021:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2022	2021
Unrealized gains on available for sale securities	$3	$92	Net realized gains on sales of securities
	(1)	(19)	Income tax expense
	$2	$73

(a)Amounts in parentheses indicate debits to net income.

NOTE 18 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2022	2021
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$3,938	$1,511
Investment in bank subsidiary	164,248	204,547
Other assets	2,365	2,472
Total assets	$170,551	$208,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$3,466	$3,268
Stockholders’ equity	167,085	205,262
Total liabilities and stockholders' equity	$170,551	$208,530

STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021
Income:	(In Thousands)
Dividends from bank subsidiary	$13,228	$10,697

Expenses	743	627
	12,485	10,070
Income tax benefit	(219)	(171)
	12,704	10,241
Equity in undistributed earnings of subsidiary	16,529	14,674
Net Income	$29,233	$24,915
Comprehensive Income	$(27,864)	$19,540

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,233	$24,915
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(16,529)	(14,674)
Other, net	607	(129)
Net Cash Provided by Operating Activities	13,311	10,112

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	657	394
Sale of treasury stock for ESOP	132	130
Acquisition of treasury stock	(2,515)	(1,440)
Cash dividends paid	(9,158)	(8,539)
Net Cash Used in Financing Activities	(10,884)	(9,455)
Net Increase in Cash and Cash Equivalents	2,427	657

CASH AND CASH EQUIVALENTS - BEGINNING	1,511	854
CASH AND CASH EQUIVALENTS - ENDING	$3,938	$1,511

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)          Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders:

2006 Stock Option Plan	11,125	$17.93	—
2014 Equity Incentive Plan, as amended(1)	252,310	$29.42	117,035

Equity compensation plans
not approved by security holders:.

None	—	—	—

TOTAL	263,435	$28.94	117,035

* Share and per share data adjusted for the 50% stock dividend declared on August 8, 2017.

 (1) The second amendment to the 2014 Equity Incentive Plan, which increased the total shares available for stock awards by 100,000 shares, was approved by the stockholders of the Company at the Annual Meeting of Stockholders on April 26, 2022.

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

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C. (PCAOB: 00074), independent registered public accounting firm.

2.Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (13)
3(ii)	Bylaws of Norwood Financial Corp (1)
4.1	Specimen Stock Certificate of Norwood Financial Corp (2)
4.2	Description of Capital Stock of Norwood Financial Corp (15)
10.1†	Employment Agreement with Lewis J. Critelli (3)
10.2†	Change in Control Severance Agreement with William S. Lance (3)
10.3†	Change in Control Severance Agreement with Robert J. Mancuso (4)
10.4†	Salary Continuation Agreement between the Bank and William W. Davis, Jr. (5)
10.5†	Amended and Restated Salary Continuation Agreement, dated September 1, 2017, between the Bank and Lewis J. Critelli (6)
10.7†	2006 Stock Option Plan (7)
10.8†	First and Second Amendments to Salary Continuation Agreement with William W. Davis, Jr. (8)
10.11†	2014 Equity Incentive Plan, as amended (9)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (10)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (6)
10.14†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and Robert J. Mancuso (6)
10.15†	Change-In-Control Severance Agreement, dated February 14, 2022, by and among Norwood Financial Corp, Wayne Bank, and Vincent G. O’Bell (20)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody (11)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp, Wayne Bank and William S. Lance (11)
10.18†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated January 3, 2013, by and among Norwood Financial Corp, Wayne Bank and Robert J. Mancuso (11)
10.19	Wayne Bank Executive Annual Incentive Plan (14)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (12)
10.21	First Amendment to Salary-Continuation Agreement dated January 24, 2023, between Wayne Bank and William S. Lance
10.22	Addendum to Change in Control Severance Agreement dated January 20, 2023 with William S. Lance
10.23	Employment Agreement dated May 9, 2022, by and among Norwood Financial Corp, Wayne Bank and James O. Donnelly (16)
10.24	Stock Award Agreement dated May 10, 2022, between Norwood Financial Corp and James O. Donnelly (17)
10.25	Salary-Continuation Agreement dated May 10, 2022, between Wayne Bank and James O. Donnelly (18)
10.26	Consulting Agreement dated July 1, 2022, by and between Norwood Financial Corp and Lewis J. Critelli (19)
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

(3)	Incorporated herein by reference from the identically numbered exhibits to the Company’s Form 10-K filed with the Commission on March 15, 2010.
(4)	Incorporated by reference into this document from Exhibit 10.4 to the Company’s Form 10-K filed with the Commission on March 14, 2013. File No 0-28364.
(5)	Incorporated herein by reference into this document from Exhibit 10.6 to the Company’s Form 10-K filed with the Commission on March 23, 2000, File No. 0-28364.
(6)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
7)	Incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-134831) filed with the Commission on June 8, 2006.
(8)	Incorporated herein by reference from Exhibits 10.1 and 10.5 to the Company’s Current Report on Form 8-K filed April 4, 2006.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-266622) filed with the Commission on August 8, 2022.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.
(11)	Incorporated by reference into this document from the exhibits to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(13)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(14)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.

(15) Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the

Commission on March 9, 2021.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(17)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2022, (File No. 0-28364).

(20) Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Commission on March 11, 2022, (File

No. 0-28364).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 17, 2023	By:	/s/ James O. Donnelly
James O. Donnelly President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 17, 2023 on behalf of the registrant and in the capacities indicated.

/s/ James O. Donnelly	/s/ Lewis J. Critelli
James O. Donnelly President, Chief Executive Officer and Director (Principal Executive Officer)	Lewis J. Critelli Director
/s/ Andrew A. Forte	/s/ Susan Campfield
Dr. Andrew A. Forte Director	Susan Campfield Director
/s/ Joseph W. Adams	/s/ Kevin M. Lamont
Joseph W. Adams Director /s/ Ralph A. Matergia	Kevin M. Lamont Director /s/ Kenneth A. Phillips
Ralph A. Matergia Director	Dr. Kenneth A. Phillips Director
/s/ Jeffrey S. Gifford	/s/ Alexandra K. Nolan
Jeffrey S. Gifford Director	Alexandra K. Nolan Director
/s/ William S. Lance	/s/ Meg L. Hungerford
William S. Lance Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Meg L. Hungerford Director