Form 10-Q
period 2023-03-31
NORWOOD FINANCIAL CORP
filed 2023-05-12
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2023
Common stock, par value $0.10 per share	8,114,165

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$25,701	$28,847
Interest-bearing deposits with banks	3,314	3,019
Cash and cash equivalents	29,015	31,866
Securities available for sale, at fair value (net of allowance for credit losses of $0)	418,245	418,927
Loans receivable, net of allowance for credit losses of $19,445 and $16,999)	1,516,198	1,456,946
Regulatory stock, at cost	5,963	5,418
Bank premises and equipment, net	17,660	17,924
Bank owned life insurance	45,577	43,364
Accrued interest receivable	6,633	6,917
Foreclosed real estate owned	346	346
Deferred tax assets, net	22,164	23,549
Goodwill	29,266	29,266
Other intangibles	283	306
Other assets	13,013	12,241
TOTAL ASSETS	$2,104,363	$2,047,070
LIABILITIES
Deposits:
Non-interest bearing demand	$419,615	$434,529
Interest-bearing	1,336,320	1,293,198
Total deposits	1,755,935	1,727,727
Short-term borrowings	108,555	93,215
Other borrowings	40,189	40,000
Accrued interest payable	4,703	2,653
Other liabilities	18,566	16,390
TOTAL LIABILITIES	1,927,948	1,879,985
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2023: 8,291,401 shares, 2022: 8,291,401 shares	829	829
Surplus	97,063	96,897
Retained earnings	131,416	130,020
Treasury stock at cost: 2023: 110,400 shares; 2022: 124,650 shares	(2,930)	(3,308)
Accumulated other comprehensive loss	(49,963)	(57,353)
TOTAL STOCKHOLDERS’ EQUITY	176,415	167,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,104,363	$2,047,070

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Loans receivable, including fees	$19,158	$15,375
Securities	2,505	1,894
Other	48	78
Total interest income	21,711	17,347
INTEREST EXPENSE
Deposits	4,362	1,059
Short-term borrowings	779	48
Other borrowings	477	139
Total interest expense	5,618	1,246
NET INTEREST INCOME	16,093	16,101
PROVISION FOR CREDIT LOSS EXPENSE	300	300
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	15,793	15,801
OTHER INCOME
Service charges and fees	1,313	1,470
Income from fiduciary activities	212	202
Net realized gains on sales of securities	2	—
Gain on sales of foreclosed real estate owned	—	427
Earnings and proceeds on bank owned life insurance	213	176
Other	172	1,063
Total other income	1,912	3,338
OTHER EXPENSES
Salaries and employee benefits	5,969	5,431
Occupancy, furniture & equipment, net	1,262	1,307
Data processing and related operations	768	628
Taxes, other than income	161	294
Professional fees	285	575
Federal Deposit Insurance Corporation insurance	200	183
Foreclosed real estate	29	53
Amortization of intangibles	23	27
Other	1,739	1,659
Total other expenses	10,436	10,157
INCOME BEFORE INCOME TAXES	7,269	8,982
INCOME TAX EXPENSE	1,487	1,854
NET INCOME	$5,782	$7,128
BASIC EARNINGS PER SHARE	$0.71	$0.87
DILUTED EARNINGS PER SHARE	$0.71	$0.87

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$5,782	$7,128
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	9,355	(29,708)
Tax effect	(1,963)	6,239
Reclassification of investment securities gains
recognized in net income	(2)	—
Tax effect	—	—
Other comprehensive income (loss)	7,390	(23,469)
Comprehensive Income (Loss)	$13,172	$(16,341)

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2023 and 2022

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	5,782	-	-	-	5,782
Other comprehensive income	-	-	-	-	-	-	7,390	7,390
Cash dividends declared ($0.29 per share)	-	-	-	(2,375)	-	-	-	(2,375)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	114	-			-	114
Stock options exercised	-	-	(44)	-	(14,250)	378	-	334
Compensation expense related to stock options	-	-	96	-	-	-	-	96
Balance, March 31, 2023	8,291,401	$829	$97,063	$131,416	110,400	$(2,930)	$(49,963)	$176,415

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	7,128	-	-	-	7,128
Other comprehensive loss	-	-	-	-	-	-	(23,469)	(23,469)
Cash dividends declared ($0.28 per share)	-	-	-	(2,298)	-	-	-	(2,298)
Acquisition of treasury stock	-	-	-	-	511	(13)	-	(13)
Compensation expense related to restricted stock	-	-	82	-	-	-	-	82
Stock options exercised	1,650	-	27	-	(750)	20	-	47
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, March 31, 2022	8,268,401	$827	$96,619	$114,845	65,089	$(1,760)	$(23,725)	$186,806

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,782	$7,128
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	300
Depreciation	355	372
Amortization of intangible assets	23	27
Deferred income taxes	(579)	258
Net amortization of securities premiums and discounts	233	395
Net realized gain on sales of securities	(2)	—
Earnings and proceeds on life insurance policies	(213)	(176)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	—	(427)
Net amortization of loan fees	129	(280)
Compensation expense related to stock options	96	67
Compensation expense related to restricted stock	114	82
Decrease in accrued interest receivable	284	13
Increase (decrease) in accrued interest payable	2,050	(43)
Other, net	1,533	1,671
Net cash provided by operating activities	10,105	9,387
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,982	—
Proceeds from maturities and principal reductions on mortgage-backed securities	7,824	13,254
Purchases	—	(71,498)
Purchase of regulatory stock	(3,685)	(106)
Redemption of regulatory stock	3,140	610
Net increase in loans	(61,828)	(16,142)
Purchase of bank-owned life insurance	(2,000)	—
Purchase of premises and equipment	(91)	(105)
Proceeds from sales of foreclosed real estate owned	—	1,579
Net cash used in investing activities	(54,658)	(72,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	28,208	24,984
Net increase in short-term borrowings	15,340	2,800
Repayments of other borrowings	(9,811)	(3,154)
Proceeds from other borrowings	10,000	—
Stock options exercised	334	47
Purchase of treasury stock	—	(13)
Cash dividends paid	(2,369)	(2,298)
Net cash provided by financing activities	41,702	22,366
Decrease in cash and cash equivalents	(2,851)	(40,655)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,866	206,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,015	$166,026

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$3,568	$1,289
Income taxes paid, net of refunds	$189	$106
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$454	$67
Dividends payable	$2,372	$2,298

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future interim period.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires the Company to measure the current expected credit losses (CECL) on financial assets measured at amortized cost, including loans, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Bank. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

The Bank adopted this guidance, and subsequent related updates, using the modified retrospective approach for all financial assets measured at amortized cost, including loans, available-for-sale debt securities and unfunded commitments. On January 1, 2023, the Bank recorded a cumulative effect decrease to retained earnings of $1,751,000 related to loans, $260,000 related to unfunded commitments, and $0 related to available-for-sale securities.

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $250,000 of the allowance for credit losses (ACL).

The Bank adopted the provisions of ASC 326 related to presenting other-than-temporary impairment on available-for-sale debt securities prior to January 1, 2023 using the prospective transition approach, though no such charges had been recorded on the securities held by the Bank as of the date of adoption.

 The impact of the change from the incurred loss model to the current expected credit loss model is detailed below (in thousands).

		January 1, 2023
		Pre-adoption	Adoption Impact	As Reported
Assets
	ACL on debt securities available for sale	$-	$-	$-
	ACL on loans
	Residential real estate	2,833	(1,545)	1,288
	Commercial real estate	8,293	5,527	13,820
	Agricultural	259	(200)	59
	Construction	409	388	797
	Commercial loans	2,445	(1,156)	1,289
	Other agricultural loans	124	3	127
	Consumer	2,636	(551)	2,085

Liabilities
	ACL for unfunded commitments	-	329	329
		$16,999	$2,795	$19,794

Purchased Credit Deteriorated (“PCD”) Loans

The Bank has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. A loan is considered a PCD loan if, at acquisition, it is probable that the Company will be unable to collect all contractually required payments receivable. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for Credit Losses - Loans

The allowance for credit losses is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The ACL is an estimate of expected credit losses, measured over the contractual life of a loan, that considers our historical loss experience, current conditions and forecasts of future economic conditions. Determination of an appropriate ACL is inherently subjective and may have significant changes from period to period.

The methodology for determining the ACL has two main components: evaluation of expected credit losses for certain groups of homogeneous loans that share similar risk characteristics and evaluation of loans that do not share risk characteristics with other loans.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a preferred group of macroeconomic indicators used to create projections of economic conditions, obtained from the St. Louis Federal Reserve economic database. The Company selected nine metrics which was correlated with the bank and its peer group’s historical loss patterns. The adjustments are then weighted for relevance before applying to each pool. Future macroeconomic forecast adjustments are then obtained using and eight-quarter moving average for each metric for the reasonable and supportable period. Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on local and current conditions

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

The ACL for individual loans begins with the use of normal credit review procedures to identify whether a loan no longer shares similar risk characteristics with other pooled loans and therefore, should be individually assessed. We evaluate all commercial loans that meet the following criteria: (1) when it is determined that foreclosure is probable, (2) substandard, doubtful and nonperforming loans when repayment is expected to be provided substantially through the operation or sale of the collateral, (3) when it is determined by management that a loan does not share similar risk characteristics with other loans. Specific reserves are established based on the following three acceptable methods for measuring the ACL: 1) the present value of expected future cash flows discounted at the loan’s original effective interest rate; 2) the loan’s observable market price; or 3) the fair value of the collateral when the loan is collateral dependent. Our individual loan evaluations consist primarily of the fair value of collateral method because most of our loans are collateral dependent. Collateral values are discounted to consider disposition costs when appropriate. A specific reserve is established or a charge-off is taken if the fair value of the loan is less than the loan balance.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses – Available for Sale Securities

The Bank measures expected credit losses on available-for-sale debt securities when the Bank does not intend to sell, or when it is not more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Bank evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Bank considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this evaluation indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, equal to the amount that the fair value is less than the amortized cost basis. Economic forecast data is utilized to calculate the present value of expected cash flows. The Bank obtains its forecast data through a subscription to a widely recognized and relied upon company who publishes various forecast scenarios. Management evaluates the various scenarios to determine a reasonable and supportable scenario, and utilizes a single scenario in the model. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

The allowance for credit losses on available-for-sale debt securities is included within Investment securities available-for-sale on the consolidated balance sheet. Changes in the allowance for credit losses are recorded within Provision for credit losses on the consolidated statement of income. Losses are charged against the allowance when the Bank believes the collectability of an available-for-sale security is in jeopardy or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1,762,000 at March 31, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$103	$99
ATM fees	106	105
Overdraft fees	320	288
Safe deposit box rental	26	22
Loan related service fees	153	269
Debit card fees	559	628
Fiduciary activities	212	202
Commissions on mutual funds and annuities	26	41
Gains on sales of other real estate owned	—	427
Other income	172	1,063
Noninterest Income (in-scope of Topic 606)	1,677	3,144
Out-of-scope of Topic 606:
Net realized gains on sales of securities	2	—
Loan servicing fees	20	18
Earnings on and proceeds from bank-owned life insurance	213	176
Noninterest Income (out-of-scope of Topic 606)	235	194
Total Noninterest Income	$1,912	$3,338

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2023	2022

Weighted average shares outstanding	8,176	8,203
Less: Unvested restricted shares	(45)	(32)
Basic EPS weighted average shares outstanding	8,131	8,171
Basic EPS weighted average shares outstanding	8,131	8,171
Add: Dilutive effect of stock options and restricted shares	17	25
Diluted EPS weighted average shares outstanding	8,148	8,196

For the three month period ended March 31, 2023, there were 110,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $29.42 per share as of March 31, 2023.

For the three month period ended March 31, 2022, there were 74,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $28.59 per share as of March 31, 2022.

4.           Stock-Based Compensation

During the three-month period ended March 31, 2023, 2,500 stock options were granted. As of March 31, 2023, there was $287,000 of total unrecognized compensation cost related to non-vested options granted in 2022 and 2023 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2023. Compensation costs related to stock options amounted to $96,000 and $67,000 during the three-month periods ended March 31, 2023 and 2022, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2023 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2023	218,975	$28.70	6.8	Yrs.	$1,100
Granted	2,500	29.60	10.0
Exercised	(14,250)	23.39	5.7
Forfeited	—	-	-
Outstanding at March 31, 2023	207,225	$29.07	6.7	Yrs.	$528
Exercisable at March 31, 2023	166,725	$28.04	5.9	Yrs.	$528

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $29.42 per share as of March 31, 2023 and $33.44 per share as of December 31, 2022.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2023 and 2022 is as follows:

	2023		2022
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	44,460	$30.12	32,030	$26.76
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, March 31,	44,460	$30.12	32,030	$26.76

The expected future compensation expense relating to the 44,460 shares of non-vested restricted stock outstanding as of March 31, 2023 is $1,180,000. This cost will be recognized over the remaining vesting period of 3.5 years. Compensation costs related to restricted stock amounted to $114,000 and $82,000 during the three-month periods ended March 31, 2023 and 2022, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2023 and 2022:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive loss before reclassification	7,392
Amount reclassified from accumulated other comprehensive loss	(2)
Total other comprehensive loss	7,390
Balance as of March 31, 2023	$(49,963)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(23,469)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(23,469)
Balance as of March 31, 2022	$(23,725)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2023 and 2022:

Amount Reclassified
From Accumulated
Other
Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	March 31,		Statements
Details about other comprehensive income	2023	2022	of Income
Unrealized gains on available for sale securities	$2	$—	Net realized gains on sales of securities
Tax effect	—	—	Income tax expense
	$2	$—

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2023	2022
Commitments to grant loans	$92,602	$82,444
Unfunded commitments under lines of credit	166,507	136,710
Standby letters of credit	15,538	5,606
	$274,647	$224,760

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2023 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	March 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,106	$-	$(2,674)	$-	$42,432
U.S. Government agencies	21,296	-	(2,656)	-	18,640
States and political subdivisions	153,899	—	(24,450)	-	129,449
Mortgage-backed securities-				-
government sponsored entities	261,920	—	(34,196)	-	227,724
Total debt securities	$482,221	$—	$(63,976)	$-	$418,245

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,066	$-	$(3,212)	$41,854
U.S. Government agencies	21,266	-	(2,943)	18,323
States and political subdivisions	157,524	2	(29,674)	127,852
Mortgage-backed securities-government				-
sponsored entities	268,400	-	(37,502)	230,898
Total debt securities	$492,256	$2	$(73,331)	$418,927

The following tables summarize debt securities available for sale in an loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$23,162	$(449)	$19,270	$(2,225)	$42,432	$(2,674)
U.S. Government agencies	4,805	(91)	13,835	(2,565)	18,640	(2,656)
States and political subdivisions	16,673	(508)	110,786	(23,942)	127,459	(24,450)
Mortgage-backed securities-government sponsored entities	31,520	(1,675)	196,204	(32,521)	227,724	(34,196)
	$76,160	$(2,723)	$340,095	$(61,253)	$416,255	$(63,976)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,733	$(849)	$16,121	$(2,363)	$41,854	$(3,212)
U.S. Government agencies	8,321	(885)	10,002	(2,058)	18,323	(2,943)
States and political subdivisions	66,680	(11,194)	57,367	(18,480)	124,047	(29,674)
Mortgage-backed securities-government sponsored entities	102,361	(10,639)	128,537	(26,863)	230,898	(37,502)
	$203,095	$(23,567)	$212,027	$(49,764)	$415,122	$(73,331)

At March 31, 2023, the Company had 62 debt securities in an unrealized loss position in the less than twelve months category and 277 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2023, or other-than-temporary impairment charges for the three months ended March 31, 2022. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$8,861	$8,760
Due after one year through five years	44,287	41,964
Due after five years through ten years	53,101	44,528
Due after ten years	114,052	95,269
	220,301	190,521
Mortgage-backed securities-government sponsored entities	261,920	227,724
	$482,221	$418,245

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2023	2022
Gross realized gains	$4	$—
Gross realized losses	(2)	—
Net realized gain	$2	$—
Proceeds from sales of securities	$1,982	$—

Securities with a carrying value of $373,184,000 and $378,472,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2023		December 31, 2022
Real Estate Loans:
Residential	$301,711	19.7%	$298,813	20.3%
Commercial	668,386	43.5	651,544	44.2
Agricultural	68,381	4.5	68,915	4.7
Construction	32,391	2.1	32,469	2.2
Commercial loans	207,888	13.5	187,257	12.7
Other agricultural loans	34,033	2.2	35,277	2.4
Consumer loans to individuals	223,247	14.5	200,149	13.5
Total loans	1,536,037	100.0%	1,474,424	100.0%
Deferred fees, net	(394)		(479)
Total loans receivable	1,535,643		1,473,945
Allowance for credit losses	(19,445)		(16,999)
Net loans receivable	$1,516,198		$1,456,946

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, foreclosed real estate owned totaled $346,000 and $346,000, respectively. During the three months ended March 31, 2023, there were no additions or deletions to the foreclosed real estate category. As of March 31, 2023, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $244,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
March 31, 2023	(In thousands)
Individually evaluated	$—	$290	$—	$—	$65	$—	$—	$355
Collectively evaluated	301,711	668,096	68,381	32,391	207,823	34,033	223,247	1,535,682
Total Loans	$301,711	$668,386	$68,381	$32,391	$207,888	$34,033	$223,247	$1,536,037

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment at the dates indicated:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2022
Individually evaluated for impairment	$-	$402	$—	$-	$61	$—	$-	$463
Loans acquired with deteriorated credit quality	567	2,049	2,034	-	1,640	—	-	6,290
Collectively evaluated for impairment	298,246	649,093	66,881	32,469	185,556	35,277	200,149	1,467,671
Total Loans	$298,813	$651,544	$68,915	$32,469	$187,257	$35,277	$200,149	$1,474,424

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2022		(in thousands)
With no related allowance recorded:
Real Estate Loans:
Commercial	$402	$402	$—
Commercial Loans	11	11	—
Subtotal	413	413	—
With an allowance recorded:
Real Estate Loans
Commercial	50	50	50
Subtotal	50	50	50
Total:
Real Estate Loans:
Commercial	402	402	—
Commercial Loans	61	61	50
Total Impaired Loans	$463	$463	$50

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month period ended March 31, 2022 (in thousands):

	Average Recorded	Interest Income
	Investment	Recognized
	2022	2022
Real Estate Loans:
Commercial	$1,650	$17
Commercial Loans	16	—
Total	$1,666	$17

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2023 and December 31, 2022 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2023
Real Estate loans
Residential	$300,268	$978	$28	$-	$437	$1,443	$301,711
Commercial	665,992	453	-	-	1,941	2,394	668,386
Agricultural	68,381	-	-	-	-	-	68,381
Construction	32,368	23	-	-	-	23	32,391
Commercial loans	207,466	221	86	-	115	422	207,888
Other agricultural loans	34,033	-		-	-	-	34,033
Consumer loans	222,217	773	36	-	221	1,030	223,247
Total	$1,530,725	$2,448	$150	$-	$2,714	$5,312	$1,536,037

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2022
Real Estate loans
Residential	$297,350	$187	$223	$-	$486	$896	$567	$298,813
Commercial	648,688	405	-	-	402	807	2,049	651,544
Agricultural	66,751	130	-		-	130	2,034	68,915
Construction	32,469	-	-	-	-	-	-	32,469
Commercial loans	185,485	71	-	-	61	132	1,640	187,257
Other agricultural loans	35,277	-	-		-	-	-	35,277
Consumer loans	198,893	853	239	-	164	1,256	-	200,149
Total	$1,464,913	$1,646	$462	$-	$1,113	$3,221	$6,290	$1,474,424

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	—	(112)	-	-	(50)	-	(202)	(364)
Recoveries	6	6	-	-	6	-	26	44
Provision for credit losses	65	11	62	(94)	(87)	(45)	388	300
Ending balance, March 31, 2023	$1,359	$13,725	$121	$703	$1,158	$82	$2,297	$19,445
Ending balance individually evaluated	$-	$—	$-	$-	$1	$-	$-	$1
Ending balance collectively evaluated	$1,359	$13,725	$121	$703	$1,157	$82	$2,297	$19,444

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(115)	-	-	-	(15)	-	(52)	(182)
Recoveries	2	74	-	-	9	-	15	100
Provision for loan losses	264	(665)	504	1	11	292	(107)	300
Ending balance, March 31, 2022	$2,326	$10,287	$504	$134	$1,495	$292	$1,622	$16,660

Ending balance individually evaluated for impairment	$-	$1,643	$-	$-	$16	$-	$—	$1,659
Ending balance collectively evaluated for impairment	$2,326	$8,644	$504	$134	$1,479	$292	$1,622	$15,001

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience. The Company chose to apply qualitative factors based on “quantitative metrics” which link the quantifiable metrics to historical changes in the qualitative factor categories. The Company also chose to apply economic projections to the model. A select group of economic indicators was utilized which was then correlated to the historical loss experience of the Company and its peers. Based on the correlation results, the economic adjustments are then weighted for relevancy and applied to the individual loan pools.

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
March 31, 2023
Real Estate loans
Residential	$437	$-	$437	$-	$437
Commercial	1,941	-	1,941	-	1,941
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	100	15	115	-	115
Other agricultural loans	-	-	-	-	-
Consumer loans	221	-	221	-	221
Total	$2,699	$15	$2,714	$-	$2,714

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$25,867	$133,953	$116,254	$75,366	$76,615	$217,831	$17,673	$-	$663,559
Special Mention	-	-	243	-	-	819	-	-	1,062
Substandard	-	-	-	1,472	290	2,003	-	-	3,765
Doubtful	-	-	-	-	-	-	-	-	-
Total	$25,867	$133,953	$116,497	$76,838	$76,905	$220,653	$17,673	$-	$668,386

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$-	$-	$-	$112

Real Estate - Agriculture
Risk Rating
Pass	$1,033	$13,433	$5,607	$9,187	$8,579	$27,429	$580	$-	$65,848
Special Mention	-	-	-	-	-	432	-	-	432
Substandard	-	524	-	1,064	-	188	325	-	2,101
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,033	$13,957	$5,607	$10,251	$8,579	$28,049	$905	$-	$68,381

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$28,394	$54,591	$30,757	$22,901	$14,153	$23,003	$33,754	$-	$207,553
Special Mention	-	-	-	-	-	181	-	-	181
Substandard	-	32	24	9	-	89	-	-	154
Doubtful	-	-	-	-	-	-	-	-	-
Total	$28,394	$54,623	$30,781	$22,910	$14,153	$23,273	$33,754	$-	$207,888

Commercial loans
Current period gross charge-offs	$-	$-	$-	$50	$-	$-	$-	$-	$50

Other agricultural loans
Risk Rating
Pass	$734	$6,128	$3,389	$3,335	$3,084	$4,948	$11,374	$-	$32,992
Special Mention	-	-	4	185	107	-	155	-	451
Substandard	-	-	471	-	119	-	-	-	590
Doubtful	-	-	-	-	-	-	-	-	-
Total	$734	$6,128	$3,864	$3,520	$3,310	$4,948	$11,529	$-	$34,033

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total

Risk Rating
Pass	$56,028	$208,105	$156,007	$110,789	$102,431	$273,211	$63,381	$-	$969,952
Special Mention	-	-	247	185	107	1,432	155	-	2,126
Substandard	-	556	495	2,545	409	2,280	325	-	6,610
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56,028	$208,661	$156,749	$113,519	$102,947	$276,923	$63,861	$-	$978,688

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within the internal risk rating system as of December 31, 2022 (in thousands):

		Special		Doubtful
	Pass	Mention	Substandard	or Loss	Total
December 31, 2022
Commercial real estate loans	$646,775	$1,079	$3,690	$—	$651,544
Real estate - agricultural	66,444	368	2,103	—	68,915
Commercial loans	186,966	184	107	—	187,257
Other agricultural loans	34,071	556	650	—	35,277
Total	$934,256	$2,187	$6,550	$—	$942,993

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$4,363	$52,321	$61,338	$38,029	$17,635	$99,233	$28,355	$-	$301,274
Nonperforming	-	-	-	-	58	328	51	-	437
Total	$4,363	$52,321	$61,338	$38,029	$17,693	$99,561	$28,406	$-	$301,711

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$636	$21,113	$6,213	$1,340	$1,950	$832	$307	$-	$32,391
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$636	$21,113	$6,213	$1,340	$1,950	$832	$307	$-	$32,391

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$38,967	$98,034	$33,172	$20,602	$16,347	$14,845	$1,059	$-	$223,026
Nonperforming	-	121	36	21	40	3	-	-	221
Total	$38,967	$98,155	$33,208	$20,623	$16,387	$14,848	$1,059	$-	$223,247

Consumer loans to individuals
Current period gross charge-offs	$-	$91	$70	$14	$10	$6	$11	$-	$202

Total
Payment Performance
Performing	$43,966	$171,468	$100,723	$59,971	$35,932	$114,910	$29,721	$-	$556,691
Nonperforming	-	121	36	21	98	331	51	-	658
Total	$43,966	$171,589	$100,759	$59,992	$36,030	$115,241	$29,772	$-	$557,349

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2022 (in thousands):

	Performing	Nonperforming	Total
December 31, 2022
Residential real estate loans	$298,327	$486	$298,813
Construction	32,469	—	32,469
Consumer loans to individuals	199,985	164	200,149
Total	$530,781	$650	$531,431

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the period ended March 31, 2023, there were no modifications made to borrowers experiencing financial difficulty.

The Company’s primary business activity as of March 31 2023 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2023, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $142.3 million of loans outstanding, or 9.3% of total loans outstanding, and residential rentals with loans outstanding of $116.00 million, or 7.6% of loans outstanding. For the three months ended March 31, 2023, the Company did not recognize any charge offs on loans in the named concentrations.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the three-month periods ended March 31, 2023 and 2022, amounted to $176,000 and $148,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2023.

Operating
Weighted-average remaining term	9.9
Weighted-average discount rate	2.94%

The following table presents the undiscounted cash flows due related to operating leases as of March 31, 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2023	$500
2024	664
2025	680
2026	524
2027	401
2028 and thereafter	2,414
Total undiscounted cash flows	5,183
Discount on cash flows	(776)
Total lease liabilities	$4,407

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$42,432	$-	$42,432	$-
U.S. Government agencies	18,640		18,640
States and political subdivisions	129,449	-	129,449	-
Mortgage-backed securities-government
sponsored entities	227,724	-	227,724	-
Interest rate derivatives	1,252	-	1,252	-

LIABILITIES
Interest rate derivatives	1,252	-	1,252	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$41,854	$	$41,854	$
U.S. Government agencies	18,323	-	18,323	-
States and political subdivisions	127,852		127,852
Corporate obligations	-	-	-	-
Mortgage-backed securities-government
sponsored entities	230,898	-	230,898	-
Interest rate derivatives	1,464	-	1,464	-

LIABILITIES
Interest rate derivatives	1,464	-	1,464	-

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

Interest Rate Swaps:

The fair value of interest rate swaps is based upon the present value of the expected future cash flows using the Secured Overnight Financing Rate (“SOFR”) swap curve, the basis for the underlying interest rate. To price interest rate swaps, cash flows are first projected for each payment date using the fixed rate for the fixed side of the swap and the forward rates for the floating side of the swap. These swap cash flows are then discounted to time zero using SOFR zero-coupon interest rates. The sum of the present value of both legs is the fair market value of the interest rate swap. These valuations have been derived from our third party vendor’s proprietary models rather than actual market quotations. The proprietary models are based upon financial principles and assumptions that we believe to be reasonable.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2023 and December 31, 2022 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2023
Individually analyzed loans held for investment	$354	$-	$-	$354
Foreclosed Real Estate Owned	346	-	-	346
December 31, 2022
Impaired Loans	$413	$-	$-	$413
Foreclosed Real Estate Owned	346	-	-	346

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2023, the fair value of individually analyzed loans held for investment was $354,000 which included one loan relationships with a carrying value of $15,000 that required an ACL of $1,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan, and three loan relationships that did not require an ACL since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of March 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans held for investment in the amount of $112,000.

As of December 31, 2022, the fair value investment in impaired loans totaled $413,000 which included three loan relationships with a carrying value of $413,000 that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2022, the fair value investment in impaired loans included one loan relationships with a carrying value of $50,000 that required a valuation allowance of $50,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

Foreclosed real estate owned:

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2023
Individually analyzed loans held for investment	$354	Appraisal of collateral(1)	Appraisal adjustments(2)	10.0% (10.00%)
Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$413	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (8.92%)

Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2023 and December 31, 2022. (In thousands)

	Fair Value Measurements at March 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$29,015	$29,015	$29,015	$-	$-
Loans receivable, net	1,516,198	1,480,316	-	-	1,480,316
Mortgage servicing rights	196	498	-	-	498
Regulatory stock (1)	5,963	5,963	5,963	-	-
Bank owned life insurance (1)	45,577	45,577	45,577	-	-
Accrued interest receivable (1)	6,633	6,633	6,633	-	-
Financial liabilities:
Deposits	1,755,935	1,754,101	1,174,044	-	580,057
Short-term borrowings (1)	108,555	108,555	108,555	-	-
Other borrowings	40,189	40,251	-	-	40,251
Accrued interest payable (1)	4,703	4,703	4,703	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$31,866	$31,866	$31,866	$-	$-
Loans receivable, net	1,456,946	1,418,300	-	-	1,418,300
Mortgage servicing rights	213	498	-	-	498
Regulatory stock (1)	5,418	5,418	5,418	-	-
Bank owned life insurance (1)	43,364	43,364	43,364	-	-
Accrued interest receivable (1)	6,917	6,917	6,917	-	-
Financial liabilities:
Deposits	1,727,727	1,727,184	1,223,958	-	503,226
Short-term borrowings (1)	93,215	93,215	93,215	-	-
Other borrowings	40,000	40,074	-	-	40,074
Accrued interest payable (1)	2,653	2,653	2,653	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

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

At March 31, 2023 and December 31, 2022, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of March 31, 2023 and December 31, 2022 was $1,252,000 and $1,464,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2023	December 31, 2022	Interest Rate Paid	Interest Rate Received	March 31, 2023	December 31, 2022
Customer interest rate swap

Maturing November, 2030	$6,422	$6,513	Term SOFR + Margin	Fixed	$761	$889
Maturing December, 2030	4,231	4,297	Term SOFR + Margin	Fixed	491	575

Total	$10,653	$10,810			$1,252	$1,464

Third party interest rate swap

Maturing November, 2030	$6,422	$6,513	Fixed	Term SOFR + Margin	$761	$889
Maturing December, 2030	4,231	4,297	Fixed	Term SOFR + Margin	491	575

Total	$10,653	$10,810			$1,252	$1,464

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2023
Interest rate derivatives	Other assets	$1,252	Other liabilities	$1,252

December 31, 2022
Interest rate derivatives	Other assets	1,464	Other liabilities	1,464

12.           New and Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”. The ASU provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of the reference rate reform. The ASU is effective as of March 12, 2020 through December 31, 2022. Furthermore, in December 2022, the FASB issued ASU 2022-06, “Deferral of the Sunset Date of Reference Rate Reform (Topic 848)”. This ASU extends the sunset date of ASC Topic 848 (Reference Rate Reform) to December 31, 2024, in response to the United Kingdom’s Financial Conduct Authority (FCA) extension of the intended cessation date of LIBOR in the United States. The Company evaluated the impact of this standard, and believes that its adoption will not have a material impact on the Company’s consolidated financial condition or results of operations.

In March 2023, the FASB issued ASU No. 2023-02, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". The ASU allows entities to elect the proportional amortization method, on a tax-credit-program-by-tax-credit-program basis, for all equity investments in tax credit programs meeting the eligibility criteria in Accounting Standards Codification (ASC) 323-740-25-1. While the ASU does not significantly alter the existing eligibility criteria, it does provide clarifications to address existing interpretive issues. It also prescribes specific information reporting entities must disclose about tax credit investments each period. This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities, or January 1, 2024 for the Company. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, public health crisis such as the governmental, social and economic effects of the COVID 19 pandemic, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices, instability in the banking system, the potential for a recessionary economy and any adverse impact resulting from the COVID 19 pandemic. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and further increased the target federal funds rate another 0.25 percent in May 2023. The Federal Reserve may further increase the target federal funds rate in 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. In addition, recent bank failures have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2022 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations. See Note 1, "Basis of Presentation" for additional information on the adoption of ASC 326, which changes the methodology under which management calculates its reserve for loans and investment securities, now referred to as the allowance for credit losses. Management considers the measurement of the allowance for credit losses to be a critical accounting policy.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the valuation of deferred tax assets, the fair value of financial instruments, and the determination of goodwill impairment. Please refer to the discussion of the allowance for credit losses calculation under “Changes in Financial Condition - Loans” below.

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

Changes in Financial Condition

General

Total assets as of March 31, 2023 were $2.104 billion compared to $2.047 billion as of December 31, 2022. The increase was due primarily to a $61.7 million increase in loans receivable.

Securities

The fair value of securities available for sale as of March 31, 2023 was $418.2 million compared to $418.9 million as of December 31, 2022. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2023, or other-than-temporary impairment charges for the three months ended March 31, 2022. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.536 billion at March 31, 2023 compared to $1.474 billion as of December 31, 2022. The $61.7 million increase in loans receivable during the three months ended March 31, 2023, was due primarily to a $16.8 million increase in commercial real estate loans, a $20.6 million increase in commercial loans and a $23.1 million increase in consumer loans.

The allowance for credit losses totaled $19,445,000 as of March 31, 2023, and represented 1.27% of total loans outstanding, compared to $16,999,000, or 1.15% of total loans outstanding, at December 31, 2022. The Company had net charge-offs for the three months ended March 31, 2023 of $320,000, compared to $82,000 in the corresponding period in 2022. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at March 31, 2023 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of March 31, 2023, non-performing loans totaled $2,714,000 or 0.18% of total loans compared to $1,113,000, or 0.08%, of total loans at December 31, 2022. At March 31, 2023, non-performing assets totaled $3,060,000, or 0.15%, of total assets, compared to $1,459,000, or 0.07%, of total assets at December 31, 2022.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2023		December 31, 2022
Loans accounted for on a non-accrual basis:
Real Estate
Residential		$437	$486
Commercial		1,941	402
Agricultural		—	—
Construction		—	—
Commercial and financial loans		115	61
Other agricultural loans		—	—
Consumer loans to individuals		221	164
Total non-accrual loans		2,714	1,113
Accruing loans which are contractually
past due 90 days or more		—	—
Total non-performing loans		2,714	1,113
Foreclosed real estate		346	346
Total non-performing assets		$3,060	$1,459

Purchased credit impaired loans (a)	$	N/A	$6,290

Allowance for credit losses		$19,445	$16,999

Coverage of non-performing loans (a) (b)		716% %	1,527% %
Non-performing loans to total loans(a)		0.18%	0.08%
Non-performing loans to total assets(a)		0.11%	0.05%
Non-performing assets to total assets(a)		0.15%	0.07%

(a) Purchased impaired loans are loans obtained in acquisition transactions that as of the acquisition date were specifically identified as displaying signs of credit deterioration and for which the Company did not expect to collect all contractually required principal and interest payments. Prior to 2023, those loans were impaired at the date of acquisition, were recorded at estimated fair value and were generally delinquent in payments. The Company estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount on the acquisition date relating to these impaired loans that is recognized in interest income.

(b) Prior to 2023, loans acquired with specific evidence of deterioration in credit quality, a specific credit fair value adjustment is established at the date of acquisition and will not impact the allowance for loan losses unless actual losses exceed the established fair value adjustment.

Deposits

During the three-months ended March 31, 2023, total deposits increased $28.2 million due primarily to a $78.1 million increase in certificates of deposit. All other deposit categories decreased $49.9 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022
Non-interest bearing demand	$419,615	$434,529
Interest-bearing demand	220,379	237,891
Money market deposit accounts	265,933	273,165
Savings	268,116	278,372
Time deposits <$250,000	343,868	290,147
Time deposits >$250,000	238,024	213,623
Total	$1,755,935	$1,727,727

Borrowings

Short-term borrowings increased $15.3 million to $108.5 million at March 31, 2023, compared to $93.2 million at December 31, 2022, due primarily to an increase in overnight borrowings to fund liquidity needs.

Other borrowings as of March 31, 2023, were $40.2 compared to $40.0 million as of December 31, 2022. Federal Home Loan Bank borrowings decreased $9.8 million during the period due to scheduled principal reductions. A new $10.0 million term borrowing that was initiated under the Federal Reserve Long-Term Funding Program contributed to the variance.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2023	December 31, 2022
Notes with the FHLB:
Amortizing fixed rate borrowing due December 2023 at 5.08%	30,189	40,000
	$30,189	$40,000

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	10,000	—
	$10,000	$—

Stockholders’ Equity and Capital Ratios

As of March 31, 2023, total stockholders’ equity was $176.4 million, compared to $167.1 million as of December 31, 2022. Total stockholders’ equity increased $7.4 million due to an increase in the fair value of securities in the available-for-sale portfolio, net of tax, and $5.8 million of net income, offset partially by $2.4 million of dividends declared. The increase in fair value of securities is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2023	December 31, 2022
Tier 1 Capital
(To average assets)	9.34%	9.36%
Tier 1 Capital

(To risk-weighted assets)	12.27%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.27%	12.49%
Total Capital
(To risk-weighted assets)	13.38%	13.58%

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

In December 2018, the Federal Reserve announced that a banking organization that experiences a reduction in retained earnings due to the CECL adoption as of the beginning of the fiscal year in which CECL is adopted may elect to phase in the regulatory capital impact of adopting CECL. Transitional amounts are calculated for the following items: retained earnings, temporary difference deferred tax assets and credit loss allowances eligible for inclusion in regulatory capital. When calculating regulatory capital ratios, 25% of the transitional amounts are phased in during the first year. An additional 25% of the transitional amounts are phased in over each of the next two years and at the beginning of the fourth year, the day-one effects of CECL are completely reflected in regulatory capital.

The Company adopted the transition guidance applied these effects to regulatory capital in the first quarter of 2023 upon adoption of CECL. See Note 1, "Basis of Presentation" for additional information on the adoption of CECL.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $29.0 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $418.2 million which could be used for liquidity needs. Total liquidity of $447.3 million as of March 31, 2023, represents 21.3% of total assets compared to $450.8 million and 22.0% of total assets as of December 31, 2022. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2023 and December 31, 2022. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2023. There were no borrowings under this line as of March 31, 2023 and December 31, 2022.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of March 31, 2023 and December 31, 2022.

The Company has a line of credit commitment available which has no stated expiration date from Zions Bank for $17,000,000. There were no borrowings under this line as of March 31, 2023 and December 31, 2022.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $660,403,000 as of March 31, 2023, of which $93,366,000 was outstanding in the form of borrowings as of March 31, 2023. As of December 31, 2022, the maximum borrowing capacity was $655,344,000, of which $82,264,000 of borrowings was outstanding as of December 31, 2022. Additionally, as of March 31, 2023, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $97,450,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2022, there was $92,900,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 39. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 40. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$4,213	$48	4.56%	$168,006	$78	0.19%
Securities available for sale:
Taxable	421,132	2,115	2.01	363,738	1,466	1.61
Tax-exempt (1)	71,719	494	2.76	75,083	542	2.89
Total securities available for sale (1)	492,851	2,609	2.12	438,821	2,008	1.83
Loans receivable (1) (4) (5)	1,507,095	19,236	5.11	1,355,221	15,443	4.56
Total interest-earning assets	2,004,159	21,893	4.37	1,962,048	17,529	3.57
Non-interest earning assets:
Cash and due from banks	25,980			23,275
Allowance for credit losses	(19,009)			(16,573)
Other assets	64,601			103,862
Total non-interest earning assets	71,572			110,564
Total Assets	$2,075,731			$2,072,612
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$500,405	$959	0.77	$520,850	$202	0.16
Savings	275,387	105	0.15	308,370	63	0.08
Time	545,804	3,298	2.42	500,375	794	0.63
Total interest-bearing deposits	1,321,596	4,362	1.32	1,329,595	1,059	0.32
Short-term borrowings	101,793	779	3.06	62,512	48	0.31
Other borrowings	37,542	477	5.08	28,407	139	1.96
Total interest-bearing liabilities	1,460,931	5,618	1.54	1,420,514	1,246	0.35
Non-interest bearing liabilities:
Demand deposits	423,221			433,823
Other liabilities	19,245			15,015
Total non-interest bearing liabilities	442,466			448,838
Stockholders' equity	172,334			203,260
Total Liabilities and Stockholders' Equity	$2,075,731			$2,072,612
Net interest income/spread (tax equivalent basis)		16,275	2.83%		16,283	3.22%
Tax-equivalent basis adjustment		(182)			(182)
Net interest income		$16,093			$16,101
Net interest margin (tax equivalent basis)			3.25%			3.32%

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

	Increase/(Decrease)
	Three months ended March 31, 2023 Compared to
	Three months ended March 31, 2022
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(119)	$89	$(30)
Securities available for sale:
Taxable	264	385	649
Tax-exempt securities	(24)	(24)	(48)
Total securities	240	361	601
Loans receivable	1,834	1,959	3,793
Total interest-earning assets	1,955	2,409	4,364
Interest-bearing liabilities:
Interest-bearing demand and money market	(37)	794	757
Savings	(12)	54	42
Time	253	2,251	2,504
Total interest-bearing deposits	204	3,099	3,303
Short-term borrowings	222	509	731
Other borrowings	96	242	338
Total interest-bearing liabilities	522	3,850	4,372
Net interest income (tax-equivalent basis)	$1,433	$(1,441)	$(8)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2023 to March 31, 2022

General

For the three months ended March 31, 2023, net income totaled $5,782,000 compared to $7,128,000 earned in the three months ended March 31, 2022. The decrease in net income for the three months ended March 31, 2023 was due primarily to a $1,426,000 decrease in total other income. Earnings per share for the three-months ended March 31, 2023 were $0.71 per share for basic shares and fully diluted shares, compared to $0.87 per share for basic shares and for fully diluted shares for the three months ended March 31, 2022. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2023 were 1.13% and 13.61%, respectively, compared to 1.39% and 14.22%, respectively, for the same period in 2022.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2023 to March 31, 2022
Net income three months ended March 31, 2022	$7,128
Change due to:
Net interest income	(8)
Net gains on sales of securities and loans	2
Net gains on sales of foreclosed real estate owned	(427)
Service charges and fees	(157)
Earnings and proceeds on bank-owned life insurance	37
Other income	(881)
Salaries and employee benefits	(538)
Occupancy, furniture and equipment	45
All other expenses	214
Income tax expense	367
Net income three months ended March 31, 2023	$5,782

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2023 totaled $16,275,000 which was $8,000 lower than the comparable period in 2022. The decrease in net interest income was due primarily to a $4,372,000 increase in total interest expense, which slightly offset the $4,364,000 increase in in total interest income (fte). The fte net interest spread and net interest margin were 2.83% and 3.25%, respectively, for the three months ended March 31, 2023 compared to 3.22% and 3.32%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 38.

For the three-months ended March 31, 2023, interest income (fte) totaled $21,893,000 with a yield on average earning assets of 4.37% compared to $17,529,000 and 3.57% for the 2022 period. Average loans increased $151.9 million during the three-months ended March 31, 2023, over the comparable period of 2022, while average securities increased $54.0 million. Average earning assets totaled $2.004 billion for the three months ended March 31, 2023, an increase of $42.1 million, over the average for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 38.

Interest expense for the three months ended March 31, 2023 totaled $5,618,000 at an average cost of 1.54% compared to $1,246,000 and 0.35%, respectively, for the same period in 2022. The increase in interest expense during the three-months ended March 31, 2023 reflects the overall higher level of market interest rates. During the three months ended March 31, 2023, the average cost of time deposits, which is the most significant component of funding costs, increased 1.79% compared to the same three-month period of last year, while short-term borrowing costs increased 2.75% and other borrowing costs increased 3.12% compared to the same three-month period of last year.

Provision for Credit Losses

The Company’s provision for credit losses for the three months ended March 31, 2023 was $300,000, compared to $300,000 for the three months ended March 31, 2022. The Company makes provisions for credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level. The Company recorded a net charge-off of $320,000 for the quarter ended March 31, 2023, compared to a net charge-off of $82,000 for the similar period in 2022. At March 31, 2023, the allowance for credit losses related to loans receivable represented 1.27% of loans receivable. Additionally, at March 31, 2023, the allowance for credit losses related to loans receivable represented 0.07% of non-performing loans.

Other Income

Other income totaled $1,912,000 for the three months ended March 31, 2023, compared to $3,338,000 for the same period in 2022. The decrease was due primarily to $873,000 of income recognized in 2022 on payoffs of purchased impaired loans that were carried at a discount. Gains on sales of foreclosed real estate owned decreased $427,000, while all other categories of other income decreased $126,000, net.

Other Expense

Other expense for the three months ended March 31, 2023 totaled $10,436,000 which was $279,000, or 2.7%, higher than the same period of 2022, due primarily to a $538,000 increase in salaries and employee benefits. All other categories of other expense decreased $259,000, net.

Income Tax Expense

Income tax expense totaled $1,487,000 for an effective tax rate of 20.5% for the three months ended March 31, 2023 compared to $1,854,000 for an effective tax rate of 20.7% for the three months ended March 31, 2022. The decrease in the effective tax rate in the 2023 period reflects the decreased level of taxable income.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2023, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2023, the Company had a negative 90-day interest sensitivity gap of $55.1 million or 2.7% of total assets, compared to the $46.7 million interest sensitivity gap, or 2.3% of total assets, as of December 31, 2022. At March 31, 2023, rate-sensitive assets repricing within 90 days increased $8.5 million since December 31, 2022 due to a $9.5 million increase in loans repricing. Rate-sensitive liabilities repricing within 90 days increased $16.9 million since year end due primarily to a $20.0 million increase in borrowings. A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval. This would indicate that in a rising rate environment, the cost of interest-bearing liabilities in the 90-day time frame could increase faster than the yield on interest-earning assets. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2023

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$3,314	$—	$—	$—	$3,314
Securities	6,909	30,008	76,977	304,351	418,245
Loans Receivable	228,363	236,933	472,262	598,085	1,535,643
Total RSA	$238,586	$266,941	$549,239	$902,436	$1,957,202
Non-maturity interest-bearing deposits	$114,508	$117,277	$311,161	$211,482	$754,428
Time Deposits	96,287	332,175	142,645	10,785	581,892
Borrowings	82,863	45,865	20,016	—	148,744
Total RSL	$293,658	$495,317	$473,822	$222,267	$1,485,064
Interest Sensitivity Gap	$(55,072)	$(228,376)	$75,417	$680,169	$472,138
Cumulative Gap	(55,072)	(283,448)	(208,031)	472,138
RSA/RSL-cumulative	81.25%	64.07%	83.53%	131.79%

December 31, 2022

Interest Sensitivity Gap	$(46,676)	$(158,452)	$27,463	$647,143	$469,478
Cumulative Gap	(46,676)	(205,128)	(177,665)	469,478
RSA/RSL-cumulative	83.1%	70.3%	85.0%	138.5%

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

 Effective January 1, 2023, the Corporation adopted CECL. The Corporation designed new controls and modified existing controls as part of this adoption. These additional controls over financial reporting included controls over model governance, assumptions, and expanded controls over loan level data. There were no other changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2023.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2023	-	$-	-	382,890
February 1 – 28, 2023	-	-	-	382,890
March 1 – 31, 2023	-	-	-	382,890
Total	-	$-	-	382,890

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: May 12, 2023	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)