Form 10-Q
period 2023-06-30
NORWOOD FINANCIAL CORP
filed 2023-08-11
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2023
Common stock, par value $0.10 per share	8,069,350

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$30,053	$28,847
Interest-bearing deposits with banks	3,036	3,019
Cash and cash equivalents	33,089	31,866
Securities available for sale, at fair value (net of allowance for credit losses of $0)	403,621	418,927
Loans receivable, net of allowance for credit losses of $17,483 and $16,999)	1,560,216	1,456,946
Regulatory stock, at cost	7,924	5,418
Bank premises and equipment, net	17,363	17,924
Bank owned life insurance	45,806	43,364
Accrued interest receivable	7,276	6,917
Foreclosed real estate owned	387	346
Deferred tax assets, net	23,301	23,549
Goodwill	29,266	29,266
Other intangibles	260	306
Other assets	13,256	12,241
TOTAL ASSETS	$2,141,765	$2,047,070
LIABILITIES
Deposits:
Non-interest bearing demand	$425,757	$434,529
Interest-bearing	1,306,240	1,293,198
Total deposits	1,731,997	1,727,727
Short-term borrowings	112,290	93,215
Other borrowings	99,687	40,000
Accrued interest payable	7,101	2,653
Other liabilities	17,266	16,390
TOTAL LIABILITIES	1,968,341	1,879,985
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2023: 8,291,401 shares, 2022: 8,291,401 shares	829	829
Surplus	97,268	96,897
Retained earnings	135,583	130,020
Treasury stock at cost: 2023: 223,926 shares; 2022: 124,650 shares	(6,007)	(3,308)
Accumulated other comprehensive loss	(54,249)	(57,353)
TOTAL STOCKHOLDERS’ EQUITY	173,424	167,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,141,765	$2,047,070

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$20,702	$15,714	$39,860	$31,089
Securities	2,481	2,197	4,986	4,091
Other	53	182	101	260
Total interest income	23,236	18,093	44,947	35,440
INTEREST EXPENSE
Deposits	5,740	1,083	10,102	2,142
Short-term borrowings	797	60	1,576	108
Other borrowings	1,057	56	1,534	195
Total interest expense	7,594	1,199	13,212	2,445
NET INTEREST INCOME	15,642	16,894	31,735	32,995
(RELEASE OF) PROVISION FOR
CREDIT LOSS EXPENSE	(1,750)	300	(1,450)	600
NET INTEREST INCOME AFTER
(RELEASE OF) PROVISION FOR CREDIT LOSSES	17,392	16,594	33,185	32,395
OTHER INCOME
Service charges and fees	1,353	1,475	2,665	2,946
Income from fiduciary activities	229	214	441	416
Net realized (losses) gains on sales of securities	(212)	—	(209)	—
Gains on sales of loans, net	10	—	10	—
Gain on sales of foreclosed real estate owned	—	—	—	427
Earnings and proceeds on bank owned life insurance	229	449	442	625
Other	174	351	346	1,414
Total other income	1,783	2,489	3,695	5,828
OTHER EXPENSES
Salaries and employee benefits	5,842	5,840	11,810	11,271
Occupancy, furniture & equipment, net	1,314	1,206	2,576	2,513
Data processing and related operations	822	666	1,590	1,295
Taxes, other than income	162	240	323	533
Professional fees	323	406	608	981
Federal Deposit Insurance Corporation insurance	244	142	445	326
Foreclosed real estate	74	10	103	63
Amortization of intangibles	23	27	46	54
Other	2,134	1,935	3,873	3,594
Total other expenses	10,938	10,472	21,374	20,630
INCOME BEFORE INCOME TAXES	8,237	8,611	15,506	17,593
INCOME TAX EXPENSE	1,734	1,756	3,221	3,610
NET INCOME	$6,503	$6,855	$12,285	$13,983
BASIC EARNINGS PER SHARE	$0.81	$0.84	$1.52	$1.71
DILUTED EARNINGS PER SHARE	$0.81	$0.84	$1.51	$1.71

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2023	2022
Net income	$6,503	$6,855
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	(5,636)	(20,893)
Tax effect	1,183	4,388
Reclassification of investment securities losses
recognized in net income	212	—
Tax effect	(45)	—
Other comprehensive income (loss)	(4,286)	(16,505)
Comprehensive Income (Loss)	$2,217	$(9,650)

	Six Months Ended
	June 30,
	2023	2022
Net income	$12,285	$13,983
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (loss) gain	3,719	(50,602)
Tax effect	(780)	10,628
Reclassification of investment securities gains
recognized in net income	209	—
Tax effect	(44)	—
Other comprehensive (loss)	3,104	(39,974)
Comprehensive (Loss) Income	$15,389	$(25,991)

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2023 and 2022

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	12,285	-	-	-	12,285
Other comprehensive income	-	-	-	-	-	-	3,104	3,104
Cash dividends declared ($0.58 per share)	-	-	-	(4,711)	-	-	-	(4,711)
Acquisition of treasury stock					113,526	(3,077)		(3,077)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	224	-			-	224
Stock options exercised	-	-	(44)	-	(14,250)	378	-	334
Compensation expense related to stock options	-	-	191	-	-	-	-	191
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	13,983	-	-	-	13,983
Other comprehensive loss	-	-	-	-	-	-	(39,974)	(39,974)
Cash dividends declared ($0.56 per share)	-	-	-	(4,584)	-	-	-	(4,584)
Acquisition of treasury stock	-	-	-	-	47,981	(1,252)	-	(1,252)
Compensation expense related to restricted stock	7,500	1	170	-	-	-	-	171
Stock options exercised	1,650	-	5	-	(3,225)	86	-	91
Compensation expense related to stock options	-	-	134	-	-	-	-	134
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2023 and 2022

(dollars in thousands, except share and per share data)

P
							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2023	8,291,401	$829	$97,063	$131,416	110,400	$(2,930)	$(49,963)	$176,415
Net Income	-	-	-	6,503	-	-	-	6,503
Other comprehensive loss	-	-	-	-	-	-	(4,286)	(4,286)
Cash dividends declared ($0.29 per share)	-	-	-	(2,336)	-	-	-	(2,336)
Acquisition of treasury stock	-	-	-	-	113,526	(3,077)	-	(3,077)
Compensation expense related to restricted stock	-	-	110	-	-	-	-	110
Stock options exercised	-	-	-	-	-	-	-	-
Compensation expense related to stock options	-	-	95	-	-	-	-	95
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2022	8,268,401	$827	$96,619	$114,845	65,089	$(1,760)	$(23,725)	$186,806
Net Income	-	-	-	6,855	-	-	-	6,855
Other comprehensive loss	-	-	-	-	-	-	(16,505)	(16,505)
Cash dividends declared ($0.28 per share)	-	-	-	(2,286)	-	-	-	(2,286)
Acquisition of treasury stock					47,470	(1,239)		(1,239)
Compensation expense related to restricted stock	7,500	1	88	-	-	-	-	89
Stock options exercised	-	-	(22)		(2,475)	66		44
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,285	$13,983
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) Provision for credit losses	(1,450)	600
Depreciation	706	746
Amortization of intangible assets	46	54
Deferred income taxes	(577)	283
Net amortization of securities premiums and discounts	457	747
Net realized gain on sales of securities	209	—
Earnings and proceeds on life insurance policies	(442)	(625)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	177	(379)
Net amortization of loan fees	272	(340)
Net gain on sale of loans	(10)	—
Mortgage loans originated for sale	1,234	—
Proceeds from sale of loans originated for sale	(1,224)	—
Compensation expense related to stock options	191	134
Compensation expense related to restricted stock	224	171
Increase in accrued interest receivable	(359)	(196)
Increase (decrease) in accrued interest payable	4,448	(65)
Other, net	38	351
Net cash provided by operating activities	16,225	15,464
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	3,345	—
Proceeds from maturities and principal reductions on mortgage-backed securities	15,223	23,754
Purchases	—	(109,196)
Purchase of regulatory stock	(11,168)	(528)
Redemption of regulatory stock	8,662	2,059
Net increase in loans	(104,543)	(48,651)
Proceeds of bank-owned life insurance	—	496
Purchase of bank-owned life insurance	(2,000)	(3,000)
Purchase of premises and equipment	(268)	(537)
Proceeds from sales of foreclosed real estate owned	195	1,823
Net cash used in investing activities	(90,554)	(133,780)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,270	43,037
Net increase in short-term borrowings	19,075	9,605
Repayments of other borrowings	(20,313)	(25,586)
Proceeds from other borrowings	80,000	—
Stock options exercised	334	91
Purchase of treasury stock	(3,077)	(1,252)
Cash dividends paid	(4,737)	(4,594)
Net cash provided by financing activities	75,552	21,301
Increase (decrease) in cash and cash equivalents	1,223	(97,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,866	206,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,089	$109,666

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$8,764	$2,510
Income taxes paid, net of refunds	$3,502	$4,147
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$988	$161
Dividends payable	$2,340	$2,286

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future interim period.

Accounting Pronouncements Adopted in 2023

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent related updates. This ASU replaces the incurred loss methodology for recognizing credit losses and requires the Company to measure the current expected credit losses (“CECL”) on financial assets measured at amortized cost, including loans, off-balance sheet credit exposures such as unfunded commitments, and other financial instruments. In addition, ASC 326 requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down when management does not intend to sell or believes that it is not more likely than not they will be required to sell. This guidance became effective on January 1, 2023 for the Bank. The results reported for periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards.

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

The Bank adopted the provisions of ASC 326 related to financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30 using the prospective transition approach. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $250,000 of the allowance for credit losses (“ACL”).

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

Accrued interest receivable on available-for-sale debt securities totaled $1,950,000 at June 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$110	$106
ATM fees	106	108
Overdraft fees	342	316
Safe deposit box rental	22	23
Loan related service fees	131	252
Debit card fees	576	627
Fiduciary activities	229	214
Commissions on mutual funds and annuities	36	26
Gains on sales of other real estate owned	—	—
Other income	174	351
Noninterest Income (in-scope of Topic 606)	1,726	2,023
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	(212)	—
Loan servicing fees	30	17
Gains on sales of loans	10	—
Earnings on and proceeds from bank-owned life insurance	229	449
Noninterest Income (out-of-scope of Topic 606)	57	466
Total Noninterest Income	$1,783	$2,489

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$214	$205
ATM fees	212	213
Overdraft fees	661	604
Safe deposit box rental	48	46
Loan related service fees	284	522
Debit card fees	1,135	1,255
Fiduciary activities	441	416
Commissions on mutual funds and annuities	61	66
Gains on sales of other real estate owned	—	427
Other income	346	1,414
Noninterest Income (in-scope of Topic 606)	3,402	5,168
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	(209)	—
Loan servicing fees	50	35
Gains on sales of loans	10	—
Earnings on and proceeds from bank-owned life insurance	442	625
Noninterest Income (out-of-scope of Topic 606)	293	660
Total Noninterest Income	$3,695	$5,828

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average shares outstanding	8,101	8,192	8,138	8,197
Less: Unvested restricted shares	(42)	(36)	(43)	(34)
Basic EPS weighted average shares outstanding	8,059	8,156	8,095	8,163
Basic EPS weighted average shares outstanding	8,059	8,156	8,095	8,163
Add: Dilutive effect of stock options and restricted shares	16	12	17	12
Diluted EPS weighted average shares outstanding	8,075	8,168	8,112	8,175

For the three and six month periods ended June 30, 2023, there were 110,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $29.53 per share as of June 30, 2023.

For the three and six month periods ended June 30, 2022, there were 151,600 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $24.26 per share as of June 30, 2022.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2023, 2,500 stock options were granted. As of June 30, 2023, there was $191,000 of total unrecognized compensation cost related to non-vested options granted in 2022 and 2023 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2023. Compensation costs related to stock options amounted to $191,000 and $134,000 during the six-month periods ended June 30, 2023 and 2022, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2023 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2023	218,975	$28.70	6.8	Yrs.	$1,100
Granted	2,500	29.60	9.8
Exercised	(14,250)	23.39	5.7
Forfeited	—	-	-
Outstanding at June 30, 2023	207,225	$29.07	6.4	Yrs.	$539
Exercisable at June 30, 2023	166,725	$28.04	5.7	Yrs.	$539

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $29.53 per share as of June 30, 2023 and $33.44 per share as of December 31, 2022.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2023 and 2022 is as follows:

	2023		2022
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	44,460	$30.12	32,030	$26.76
Granted	—	—	7,500	25.71
Vested	(3,000)	25.71	—	—
Forfeited	—	—	—	—
Non-vested, June 30,	41,460	$30.44	39,530	$28.99

The expected future compensation expense relating to the 41,460 shares of non-vested restricted stock outstanding as of June 30, 2023 is $1,070,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $224,000 and $171,000 during the six-month periods ended June 30, 2023 and 2022, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and six months ended June 30, 2023 and 2022:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive income before reclassification	2,939
Amount reclassified from accumulated other comprehensive loss	165
Total other comprehensive loss	3,104
Balance as of June 30, 2023	$(54,249)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(39,974)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(39,974)
Balance as of June 30, 2022	$(40,230)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2023	$(49,963)
Other comprehensive loss before reclassification	(4,453)
Amount reclassified from accumulated other comprehensive loss	167
Total other comprehensive loss	(4,286)
Balance as of June 30, 2023	$(54,249)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2022	$(23,725)
Other comprehensive loss before reclassification	(16,505)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(16,505)
Balance as of June 30, 2022	$(40,230)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	June 30,		Statements
Details about other comprehensive income	2023	2022	of Income
Unrealized losses on available for sale securities	$(212)	$—	Net realized (losses) gains on sales of securities
Tax effect	45	—	Income tax expense
	$(167)	$—

	Six months ended
	June 30,
	2023	2022
Unrealized losses on available for sale securities	$(209)	$—	Net realized (losses) gains on sales of securities
Tax effect	44	—	Income tax expense
	$(165)	$—

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2023	2022
Commitments to grant loans	$96,514	$93,304
Unfunded commitments under lines of credit	162,256	146,921
Standby letters of credit	13,809	12,995
	$272,579	$253,220

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Bank, generally, holds collateral and/or personal guarantees supporting these commitments. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2023 for guarantees under standby letters of credit issued is not material.

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	June 30, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,147	$-	$(3,178)	$-	$41,969
U.S. Government agencies	21,325	-	(2,818)	-	18,507
States and political subdivisions	152,140	-	(25,621)	-	126,519
Mortgage-backed securities-
government sponsored entities	254,410	-	(37,784)	-	216,626
Total debt securities	$473,022	$-	$(69,401)	$-	$403,621

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,066	$-	$(3,212)	$41,854
U.S. Government agencies	21,266	-	(2,943)	18,323
States and political subdivisions	157,524	2	(29,674)	127,852
Mortgage-backed securities-government
sponsored entities	268,400	-	(37,502)	230,898
Total debt securities	$492,256	$2	$(73,331)	$418,927

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$17,350	$(415)	$24,619	$(2,763)	$41,969	$(3,178)
U.S. Government agencies	4,783	(112)	13,724	(2,706)	18,507	(2,818)
States and political subdivisions	8,013	(253)	118,016	(25,368)	126,029	(25,621)
Mortgage-backed securities-government sponsored entities	24,147	(1,630)	192,479	(36,154)	216,626	(37,784)
	$54,293	$(2,410)	$348,838	$(66,991)	$403,131	$(69,401)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,733	$(849)	$16,121	$(2,363)	$41,854	$(3,212)
U.S. Government agencies	8,321	(885)	10,002	(2,058)	18,323	(2,943)
States and political subdivisions	66,680	(11,194)	57,367	(18,480)	124,047	(29,674)
Mortgage-backed securities-government sponsored entities	102,361	(10,639)	128,537	(26,863)	230,898	(37,502)
	$203,095	$(23,567)	$212,027	$(49,764)	$415,122	$(73,331)

At June 30, 2023, the Company had 39 debt securities in an unrealized loss position in the less than twelve months category and 302 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2023, or other-than-temporary impairment charges for the six months ended June 30, 2022. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$11,727	$11,588
Due after one year through five years	43,492	40,448
Due after five years through ten years	54,494	44,947
Due after ten years	108,899	90,012
	218,612	186,995
Mortgage-backed securities-government sponsored entities	254,410	216,626
	$473,022	$403,621

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$4	$—
Gross realized losses	(212)	—	(213)	—
Net realized gains (losses)	$(212)	$—	$(209)	$—
Proceeds from sales of securities	$1,363	$—	$3,345	$—

Securities with a carrying value of $362,977,000 and $378,472,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2023		December 31, 2022
Real Estate Loans:
Residential	$307,462	19.5%	$298,813	20.3%
Commercial	670,353	42.5	651,544	44.2
Agricultural	67,729	4.3	68,915	4.7
Construction	38,245	2.4	32,469	2.2
Commercial loans	211,714	13.4	187,257	12.7
Other agricultural loans	34,722	2.2	35,277	2.4
Consumer loans to individuals	247,758	15.7	200,149	13.5
Total loans	1,577,983	100.0%	1,474,424	100.0%
Deferred fees, net	(284)		(479)
Total loans receivable	1,577,699		1,473,945
Allowance for credit losses	(17,483)		(16,999)
Net loans receivable	$1,560,216		$1,456,946

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, foreclosed real estate owned totaled $387,000 and $346,000, respectively. During the six months ended June 30, 2023, there was one addition to the foreclosed real estate category, with a carrying value of $290,000, and two sales of properties with a carrying value of $195,000. Additionally, the company recognized a write-down on one property in the amount of $54,000 based on the realizable value of the property. As of June 30, 2023, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $168,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
June 30, 2023	(In thousands)
Individually evaluated	$—	$423	$—	$—	$67	$—	$—	$490
Collectively evaluated	307,462	669,930	67,729	38,245	211,647	34,722	247,758	1,577,493
Total Loans	$307,462	$670,353	$67,729	$38,245	$211,714	$34,722	$247,758	$1,577,983

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

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month period ended June 30, 2022 (in thousands):

	Average Recorded	Interest Income
	Investment	Recognized
	2022	2022
Real Estate Loans:
Commercial	$822	$20
Commercial Loans	13	3
Total	$835	$23

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as nonperformance, repossession, or death occurs to raise awareness of a possible credit event. The Company’s Loan Review Department is responsible for the timely and accurate risk rating of the loans on an ongoing basis. Every credit which must be approved by Loan Committee or the Board of Directors is assigned a risk rating at time of consideration. Loan Review, in conjunction with a third-party consultant, also annually reviews all criticized credits and relationships of $1,500,000 and over to re-affirm risk ratings.

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2023 and December 31, 2022 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2023
Real Estate loans
Residential	$306,101	$741	$48	$-	$572	$1,361	$307,462
Commercial	668,321	60	26	-	1,946	2,032	670,353
Agricultural	67,729	-	-	-	-	-	67,729
Construction	38,245	-	-	-	-	-	38,245
Commercial loans	211,168	430	-	-	116	546	211,714
Other agricultural loans	34,468	254		-	-	254	34,722
Consumer loans	246,219	770	180	-	589	1,539	247,758
Total	$1,572,251	$2,255	$254	$-	$3,223	$5,732	$1,577,983

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2022
Real Estate loans
Residential	$297,350	$187	$223	$-	$486	$896	$567	$298,813
Commercial	648,688	405	-	-	402	807	2,049	651,544
Agricultural	66,751	130	-		-	130	2,034	68,915
Construction	32,469	-	-	-	-	-	-	32,469
Commercial loans	185,485	71	-	-	61	132	1,640	187,257
Other agricultural loans	35,277	-	-		-	-	-	35,277
Consumer loans	198,893	853	239	-	164	1,256	-	200,149
Total	$1,464,913	$1,646	$462	$-	$1,113	$3,221	$6,290	$1,474,424

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(6)	(154)	-	-	(147)	-	(308)	(615)
Recoveries	6	9	-	-	6	-	46	67
(Release of) Provision for credit losses	(24)	(2,422)	(4)	22	133	(41)	902	(1,434)
Ending balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483
Ending balance individually evaluated	$-	$—	$-	$-	$—	$-	$-	$—
Ending balance collectively evaluated	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(120)	-	-	-	(15)	-	(134)	(269)
Recoveries	118	80	-	-	23	-	23	244
Provision for loan losses	567	(1,803)	218	109	1,006	112	391	600
Ending balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$—	$-	$—	$—
Ending balance collectively evaluated for impairment	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2023	$1,359	$13,725	$121	$703	$1,158	$82	$2,297	$19,445
Charge Offs	(6)	(42)	-	-	(97)	-	(106)	(251)
Recoveries	-	3	-	-	-	-	20	23
(Release of) Provision for credit losses	(89)	(2,433)	(66)	116	220	4	514	(1,734)
Ending balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2022	$2,326	$10,287	$504	$134	$1,495	$292	$1,622	$16,660
Charge Offs	(5)	—	-	—	—	-	(82)	(87)
Recoveries	116	6	-	—	14	-	8	144
Provision for loan losses	303	(1,138)	(286)	108	995	(180)	498	300
Ending balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
June 30, 2023
Real Estate loans
Residential	$572	$-	$572	$-	$572
Commercial	1,946	-	1,946	-	1,946
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	116	-	116	-	116
Other agricultural loans	-	-	-	-	-
Consumer loans	589	-	589	-	589
Total	$3,223	$-	$3,223	$-	$3,223

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$42,820	$132,576	$115,797	$71,807	$75,625	$204,184	$16,172	$-	$658,981
Special Mention	1,000	417	243	1,351	-	4,486	-	-	7,497
Substandard	-	-	59	1,471	-	2,345	-	-	3,875
Doubtful	-	-	-	-	-	-	-	-	-
Total	$43,820	$132,993	$116,099	$74,629	$75,625	$211,015	$16,172	$-	$670,353

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$1,343	$13,045	$5,655	$9,078	$8,493	$26,877	$616	$-	$65,107
Special Mention	-	-	-	-	-	496	-	-	496
Substandard	-	541	-	1,067	-	193	325	-	2,126
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,343	$13,586	$5,655	$10,145	$8,493	$27,566	$941	$-	$67,729

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$41,554	$49,515	$27,604	$21,117	$13,043	$20,061	$34,156	$-	$207,050
Special Mention	601	1,528	315	186	49	211	1,344	-	4,234
Substandard	-	-	-	-	-	430	-	-	430
Doubtful	-	-	-	-	-	-	-	-	-
Total	$42,155	$51,043	$27,919	$21,303	$13,092	$20,702	$35,500	$-	$211,714

Commercial loans
Current period gross charge-offs	$-	$32	$24	$50	$-	$41	$-	$-	$147

Other agricultural loans
Risk Rating
Pass	$1,507	$5,868	$3,599	$3,133	$2,640	$4,768	$12,351	$-	$33,866
Special Mention	-	-	3	185	100	-	155	-	443
Substandard	-	-	-	-	413	-	-	-	413
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,507	$5,868	$3,602	$3,318	$3,153	$4,768	$12,506	$-	$34,722

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$87,224	$201,004	$152,655	$105,135	$99,801	$255,890	$63,295	$-	$965,004
Special Mention	1,601	1,945	561	1,722	149	5,193	1,499	-	12,670
Substandard	-	541	59	2,538	413	2,968	325	-	6,844
Doubtful	-	-	-	-	-	-	-	-	-
Total	$88,825	$203,490	$153,275	$109,395	$100,363	$264,051	$65,119	$-	$984,518

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$13,560	$55,863	$59,707	$37,220	$17,375	$94,858	$28,307	$-	$306,890
Nonperforming	-	-	-	-	58	463	51	-	572
Total	$13,560	$55,863	$59,707	$37,220	$17,433	$95,321	$28,358	$-	$307,462

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$6	$-	$-	$6

Construction					-
Payment Performance
Performing	$5,220	$21,705	$6,786	$1,528	$1,911	$788	$307	$-	$38,245
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$5,220	$21,705	$6,786	$1,528	$1,911	$788	$307	$-	$38,245

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals					-
Payment Performance
Performing	$81,233	$89,832	$30,125	$18,044	$14,013	$12,800	$1,122	$-	$247,169
Nonperforming	-	461	41	21	63	3	-	-	589
Total	$81,233	$90,293	$30,166	$18,065	$14,076	$12,803	$1,122	$-	$247,758

Consumer loans to individuals
Current period gross charge-offs	$3	$146	$98	$28	$15	$7	$11	$-	$308

Total					-
Payment Performance
Performing	$100,013	$167,400	$96,618	$56,792	$33,299	$108,446	$29,736	$-	$592,304
Nonperforming	-	461	41	21	121	466	51	-	1,161
Total	$100,013	$167,861	$96,659	$56,813	$33,420	$108,912	$29,787	$-	$593,465

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

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the period ended June 30, 2023, there were no modifications made to borrowers experiencing financial difficulty.

The Company’s primary business activity as of June 30 2023 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2023, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $146.5 million of loans outstanding, or 9.3% of total loans outstanding, and residential rentals with loans outstanding of $121.8 million, or 7.7% of loans outstanding. For the six months ended June 30, 2023, the Company did not recognize any charge offs on loans in the named concentrations.

9.           Operating Leases

The Company leases seven office locations and one back-office facility under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the six-month periods ended June 30, 2023 and 2022, amounted to $362,000 and $299,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at June 30, 2023.

Operating
Weighted-average remaining term	9.8
Weighted-average discount rate	2.85%

The following table presents the undiscounted cash flows due related to operating leases as of June 30, 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2023	$327
2024	664
2025	680
2026	524
2027	401
2028 and thereafter	2,414
Total undiscounted cash flows	5,010
Discount on cash flows	739
Total lease liabilities	$4,271

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$41,969	$-	$41,969	$-
U.S. Government agencies	18,507	-	18,507	-
States and political subdivisions	126,519	-	126,519	-
Mortgage-backed securities-government
sponsored entities	216,626	-	216,626	-
Interest rate derivatives	1,447	-	1,447	-

LIABILITIES
Interest rate derivatives	1,447	-	1,447	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$41,854	$-	$41,854	$-
U.S. Government agencies	18,323	-	18,323	-
States and political subdivisions	127,852	-	127,852	-
Mortgage-backed securities-government
sponsored entities	230,898	-	230,898	-
Interest rate derivatives	1,464	-	1,464	-

LIABILITIES
Interest rate derivatives	1,464	-	1,464	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2023
Individually analyzed loans held for investment	$490	$-	$-	$490
Foreclosed Real Estate Owned	387	-	-	387
December 31, 2022
Impaired Loans	$413	$-	$-	$413
Foreclosed Real Estate Owned	346	-	-	346

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2023, the fair value of individually analyzed loans held for investment was $490,000 which included three loan relationships that did not require an ACL since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of June 30, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans held for investment in the amount of $0.

As of December 31, 2022, the fair value investment in impaired loans totaled $413,000 which included three loan relationships that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2022, the fair value investment in impaired loans included one loan relationships with a carrying value of $50,000 that required a valuation allowance of $50,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2023
Individually analyzed loans held for investment	$490	Appraisal of collateral(1)	Appraisal adjustments(2)	10.0%-10.0% (10.0%)
Foreclosed real estate owned	$387	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$413	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (8.92%)

Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2023 and December 31, 2022. (In thousands)

	Fair Value Measurements at June 30, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$33,089	$33,089	$33,089	$-	$-
Loans receivable, net	1,560,216	1,504,798	-	-	1,504,798
Mortgage servicing rights	189	497	-	-	497
Regulatory stock (1)	7,924	7,924	7,924	-	-
Bank owned life insurance (1)	45,806	45,806	45,806	-	-
Accrued interest receivable (1)	7,276	7,276	7,276	-	-
Financial liabilities:
Deposits	1,731,997	1,730,506	1,120,024	-	610,482
Short-term borrowings (1)	112,290	112,290	112,290	-	-
Other borrowings	99,687	98,689	-	-	98,689
Accrued interest payable (1)	7,101	7,101	7,101	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$31,866	$31,866	$31,866	$-	$-
Loans receivable, net	1,456,946	1,418,300	-	-	1,418,300
Mortgage servicing rights	213	498	-	-	498
Regulatory stock (1)	5,418	5,418	5,418	-	-
Bank owned life insurance (1)	43,364	43,364	43,364	-	-
Accrued interest receivable (1)	6,917	6,917	6,917	-	-
Financial liabilities:
Deposits	1,727,727	1,727,184	1,223,958	-	503,226
Short-term borrowings (1)	93,215	93,215	93,215	-	-
Other borrowings	40,000	40,074	-	-	40,074
Accrued interest payable (1)	2,653	2,653	2,653	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2023 and December 31, 2022, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2023 and December 31, 2022 was $1,447,000 and $1,464,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2023	December 31, 2022	Interest Rate Paid	Interest Rate Received	June 30, 2023	December 31, 2022
Customer interest rate swap

Maturing November, 2030	$6,330	$6,513	Term SOFR + Margin	Fixed	$880	$889
Maturing December, 2030	4,166	4,297	Term SOFR + Margin	Fixed	567	575

Total	$10,496	$10,810			$1,447	$1,464

Third party interest rate swap

Maturing November, 2030	$6,330	$6,513	Fixed	Term SOFR + Margin	$880	$889
Maturing December, 2030	4,166	4,297	Fixed	Term SOFR + Margin	567	575

Total	$10,496	$10,810			$1,447	$1,464

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2023
Interest rate derivatives	Other assets	$1,447	Other liabilities	$1,447

December 31, 2022
Interest rate derivatives	Other assets	1,464	Other liabilities	1,464

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

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and further increased the target federal funds rate another 0.25 percent in May 2023. At its June 2023 meeting, the Federal Reserve left interest rates unchanged for the first time since March 2022, in order to give themselves time to assess the still developing effects of previous increases in interest rates and borrowing costs. However, on July 26, 2023, the Federal Reserve increased the target funds rate another 0.25 percent. The Federal Reserve has indicated that it may further increase the target federal funds rate in 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. In addition, recent bank failures have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

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

Changes in Financial Condition

General

Total assets as of June 30, 2023 were $2.142 billion compared to $2.047 billion as of December 31, 2022. The increase was due primarily to a $103.3 million increase in loans receivable.

Securities

The fair value of securities available for sale as of June 30, 2023 was $403.6 million compared to $418.9 million as of December 31, 2022. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2023, or other-than-temporary impairment charges for the six months ended June 30, 2022. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.560 billion at June 30, 2023 compared to $1.457 billion as of December 31, 2022. The $103.3 million increase in loans receivable during the six months ended June 30, 2023, was due primarily to an $18.8 million increase in commercial real estate loans, a $24.5 million increase in commercial loans and a $47.6 million increase in consumer loans.

The allowance for credit losses totaled $17,483,000 as of June 30, 2023, and represented 1.11% of total loans outstanding, compared to $16,999,000, or 1.15% of total loans outstanding, at December 31, 2022. The Company had net charge-offs for the six months ended June 30, 2023 of $548,000, compared to $25,000 in the corresponding period in 2022, primarily due to a $286,000 increase in commercial loan charge-offs and a $173,000 increase in consumer loan charge-offs. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at June 30, 2023 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2023, non-performing loans totaled $3,223,000 or 0.20% of total loans compared to $1,113,000, or 0.08%, of total loans at December 31, 2022. The increase in non-performing loans as of June 30, 2023, is due primarily to the inclusion of approximately $1.5 million of previously classified purchased credit-impaired loans in conjunction with the adoption of “CECL”, and a $425,000 increase in consumer loans. At June 30, 2023, non-performing assets totaled $3,610,000, or 0.17%, of total assets, compared to $1,459,000, or 0.07%, of total assets at December 31, 2022.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2023		December 31, 2022
Loans accounted for on a non-accrual basis:
Real Estate
Residential		$572	$486
Commercial		1,946	402
Agricultural		—	—
Construction		—	—
Commercial and financial loans		116	61
Other agricultural loans		—	—
Consumer loans to individuals		589	164
Total non-accrual loans		3,223	1,113
Accruing loans which are contractually
past due 90 days or more		—	—
Total non-performing loans		3,223	1,113
Foreclosed real estate		387	346
Total non-performing assets		$3,610	$1,459

Purchased credit impaired loans (a)	$	N/A	$6,290

Allowance for credit losses		$17,483	$16,999

Coverage of non-performing loans (a) (b)		542% %	1,527% %
Non-performing loans to total loans(a)		0.20%	0.08%
Non-performing loans to total assets(a)		0.15%	0.05%
Non-performing assets to total assets(a)		0.17%	0.07%

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

Deposits

During the six-months ended June 30, 2023, total deposits increased $4.3 million due primarily to a $108.2 million increase in certificates of deposit. The increase in certificates of deposit was due to a migration from lower costing non-maturity deposit balances, as well as new money resulting from deposit promotions. All other deposit categories decreased $103.9 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022
Non-interest bearing demand	$425,757	$434,529
Interest-bearing demand	212,760	237,891
Money market deposit accounts	237,002	273,165
Savings	244,505	278,372
Time deposits <$250,000	390,176	290,147
Time deposits >$250,000	221,797	213,623
Total	$1,731,997	$1,727,727

Borrowings

Short-term borrowings increased $19.1 million to $112.3 million at June 30, 2023, compared to $93.2 million at December 31, 2022, due primarily to an increase in overnight borrowings to fund liquidity needs.

Other borrowings as of June 30, 2023, were $99.7 million compared to $40.0 million as of December 31, 2022. Federal Home Loan Bank borrowings increased $49.7 million during the period due primarily as a source to fund loan growth. A new $10.0 million term borrowing that was initiated under the Federal Reserve Long-Term Funding Program also contributed to the increase.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2023	December 31, 2022
Notes with the FHLB:
Amortizing fixed rate borrowing due December 2023 at 5.08%	$20,253	$40,000
Fixed rate borrowing due April 2025 at 4.26%	20,000	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	29,434	—
	$89,687	$40,000

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	10,000	—
	$10,000	$—

Stockholders’ Equity and Capital Ratios

As of June 30, 2023, total stockholders’ equity was $173.4 million, compared to $167.1 million as of December 31, 2022. Total stockholders’ equity increased $12.3 million due to net income, offset partially by $4.7 million of dividends declared. Stockholders” equity increased $3.1 million due to an increase in the fair value of securities in the available-for-sale portfolio, net of tax. The increase in fair value of securities is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2023	December 31, 2022
Tier 1 Capital
(To average assets)	9.21%	9.36%
Tier 1 Capital
(To risk-weighted assets)	12.05%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.05%	12.49%
Total Capital
(To risk-weighted assets)	13.04%	13.58%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of June 30, 2023.

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

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $33.1 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $403.6 million which could be used for liquidity needs. Total liquidity of $436.7 million as of June 30, 2023, represents 20.4% of total assets compared to $450.8 million and 22.0% of total assets as of December 31, 2022. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2023 and December 31, 2022. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2024. There were no borrowings under this line as of June 30, 2023 and December 31, 2022.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of June 30, 2023 and December 31, 2022.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $672,270,000 as of June 30, 2023, of which $137,399,000 was outstanding in the form of borrowings as of June 30, 2023. As of December 31, 2022, the maximum borrowing capacity was $655,344,000, of which $82,264,000 of borrowings was outstanding as of December 31, 2022. Additionally, as of June 30, 2023, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $61,500,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2022, there was $92,900,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on pages 41 and 45. Fully taxable equivalent interest income and net interest income is also reflected in the table on pages 42 and 46. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,868	$53	5.48%	$86,793	$182	0.84%
Securities available for sale:
Taxable	415,642	2,097	2.02	404,764	1,739	1.72
Tax-exempt (1)	70,427	485	2.75	80,002	580	2.90
Total securities available for sale (1)	486,069	2,582	2.12	484,766	2,319	1.91
Loans receivable (1) (4) (5)	1,559,252	20,788	5.33	1,385,679	15,780	4.56
Total interest-earning assets	2,049,189	23,423	4.57	1,957,238	18,281	3.74
Non-interest earning assets:
Cash and due from banks	24,815			24,720
Allowance for credit losses	(19,524)			(16,802)
Other assets	69,867			78,339
Total non-interest earning assets	75,158			86,257
Total Assets	$2,124,347			$2,043,495
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$462,566	$1,159	1.00	$539,946	$226	0.17
Savings	254,471	77	0.12	306,086	52	0.07
Time	604,425	4,504	2.98	481,885	805	0.67
Total interest-bearing deposits	1,321,462	5,740	1.74	1,327,917	1,083	0.33
Short-term borrowings	95,930	797	3.32	68,901	60	0.35
Other borrowings	93,144	1,057	4.54	8,836	56	2.54
Total interest-bearing liabilities	1,510,536	7,594	2.01	1,405,654	1,199	0.34
Non-interest bearing liabilities:
Demand deposits	414,709			440,996
Other liabilities	21,861			15,801
Total non-interest bearing liabilities	436,570			456,797
Stockholders' equity	177,241			181,044
Total Liabilities and Stockholders' Equity	$2,124,347			$2,043,495
Net interest income/spread (tax equivalent basis)		15,829	2.56%		17,082	3.40%
Tax-equivalent basis adjustment		(187)			(188)
Net interest income		$15,642			$16,894
Net interest margin (tax equivalent basis)			3.09%			3.49%

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

	Increase/(Decrease)
	Three months ended June 30, 2023 Compared to
	Three months ended June 30, 2022
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(211)	$82	$(129)
Securities available for sale:
Taxable	54	304	358
Tax-exempt securities	(68)	(27)	(95)
Total securities	(14)	277	263
Loans receivable	2,179	2,829	5,008
Total interest-earning assets	1,954	3,188	5,142
Interest-bearing liabilities:
Interest-bearing demand and money market	(165)	1,098	933
Savings	(12)	37	25
Time	767	2,932	3,699
Total interest-bearing deposits	590	4,067	4,657
Short-term borrowings	177	560	737
Other borrowings	673	328	1,001
Total interest-bearing liabilities	1,440	4,955	6,395
Net interest income (tax-equivalent basis)	$514	$(1,767)	$(1,253)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended June 30, 2023 to June 30, 2022

General

For the three months ended June 30, 2023, net income totaled $6,503,000 compared to $6,855,000 earned in the three months ended June 30, 2022. The decrease in net income for the three months ended June 30, 2023 was due primarily to a $1,252,000 decrease in net interest income and a $706,000 decrease total other income, net. A $2,050,000 reduction in the provision for credit losses offset the decreased income. Earnings per share for the three-months ended June 30, 2023 were $0.81 per share for basic shares and fully diluted shares, compared to $0.84 per share for basic shares and for fully diluted shares for the three months ended June 30, 2022. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2023 were 1.23% and 14.72%, respectively, compared to 1.35% and 15.19%, respectively, for the same period in 2022.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2023 to June 30, 2022
Net income three months ended June 30, 2022	$6,855
Change due to:
Net interest income	(1,252)
Provision for credit losses	2,050
Net gains on sales of securities and loans	(202)
Service charges and fees	(122)
Earnings and proceeds on bank-owned life insurance	(220)
Other income	(162)
Salaries and employee benefits	(2)
Occupancy, furniture and equipment	(108)
All other expenses	(356)
Income tax expense	22
Net income three months ended June 30, 2023	$6,503

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2023 totaled $15,829,000 which was $1,253,000 lower than the comparable period in 2022. The decrease in net interest income was due primarily to a $6,395,000 increase in total interest expense, which was slightly offset by a $5,142,000 increase in in total interest income (fte). The fte net interest spread and net interest margin were 2.56% and 3.09%, respectively, for the three months ended June 30, 2023 compared to 3.40% and 3.49%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

For the three-months ended June 30, 2023, interest income (fte) totaled $23,423,000 with a yield on average earning assets of 4.57% compared to $18,281,000 and 3.74% for the 2022 period. Average loans increased $173.6 million during the three-months ended June 30, 2023, over the comparable period of 2022, while average securities increased $1.3 million. Average earning assets totaled $2.049 billion for the three months ended June 30, 2023, an increase of $92.0 million, over the average for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

Interest expense for the three months ended June 30, 2023 totaled $7,594,000 at an average cost of 2.01% compared to $1,199,000 and 0.34%, respectively, for the same period in 2022. The increase in interest expense during the three-months ended June 30, 2023 reflects the overall higher level of market interest rates. During the three months ended June 30, 2023, the average cost of time deposits, which is the most significant component of funding costs, increased 2.31% compared to the same three-month period of last year, while short-term borrowing costs increased 2.97% and other borrowing costs increased 2.00% compared to the same three-month period of last year.

Provision for Credit Losses

The Company released a portion of the allowance for credit losses during the three months ended June 30, 2023, which resulted in a negative provision expense of $1,750,000, compared to $300,000 of provision expense for the three months ended June 30, 2022. The Company makes provisions for or releases of credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-

off of $228,000 for the quarter ended June 30, 2023, compared to a net recovery of $57,000 for the similar period in 2022. At June 30, 2023, the allowance for credit losses related to loans receivable represented 1.11% of loans receivable. Additionally, at June 30, 2023, the allowance for credit losses related to loans receivable represented 542% of non-performing loans.

Other Income

Other income totaled $1,783,000 for the three months ended June 30, 2023, compared to $2,489,000 for the same period in 2022. The decrease was due primarily to a lower level of service charges and fees, a reduction in earnings and proceeds on bank-owned life insurance, and income recognized in 2022 on payoffs of purchased impaired loans that were carried at a discount. All other categories of other income decreased $152,000, net.

Other Expense

Other expense for the three months ended June 30, 2023 totaled $10,938,000 which was $466,000, or 4.5%, higher than the same period of 2022, due primarily to a $156,000 increase in data processing expenses, and a $108,000 increase in occupancy and equipment costs. All other categories of other expense increased $202,000, net.

Income Tax Expense

Income tax expense totaled $1,734,000 for an effective tax rate of 21.0% for the three months ended June 30, 2023 compared to $1,756,000 for an effective tax rate of 20.4% for the three months ended June 30, 2022.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$4,039	$101	5.00%	$127,175	$260	0.41%
Securities available for sale:
Taxable	418,372	4,212	2.01	384,364	3,205	1.67
Tax-exempt (1)	71,069	979	2.76	77,556	1,122	2.89
Total securities available for sale (1)	489,441	5,191	2.12	461,920	4,327	1.87
Loans receivable (1) (4) (5)	1,533,318	40,024	5.22	1,370,534	31,223	4.56
Total interest-earning assets	2,026,798	45,316	4.47	1,959,629	35,810	3.65
Non-interest earning assets:
Cash and due from banks	25,395			24,001
Allowance for loan losses	(19,267)			(16,688)
Other assets	67,247			91,031
Total non-interest earning assets	73,375			98,344
Total Assets	$2,100,173			$2,057,973
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$481,381	$2,118	0.88	$530,451	$428	0.16
Savings	264,871	182	0.14	307,221	115	0.07
Time	575,277	7,802	2.71	491,079	1,599	0.65
Total interest-bearing deposits	1,321,529	10,102	1.53	1,328,751	2,142	0.32
Short-term borrowings	98,846	1,576	3.19	65,724	108	0.33
Other borrowings	65,496	1,534	4.68	18,567	195	2.10
Total interest-bearing liabilities	1,485,871	13,212	1.78	1,413,042	2,445	0.35
Non-interest bearing liabilities:
Demand deposits	418,941			437,430
Other liabilities	20,560			15,411
Total non-interest bearing liabilities	439,501			452,841
Stockholders' equity	174,801			192,090
Total Liabilities and Stockholders' Equity	$2,100,173			$2,057,973
Net interest income/spread (tax equivalent basis)		32,104	2.69%		33,365	3.30%
Tax-equivalent basis adjustment		(369)			(370)
Net interest income		$31,735			$32,995
Net interest margin (tax equivalent basis)			3.17%			3.41%

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2023 Compared to
	Six months ended June 30, 2022
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(336)	$177	$(159)
Securities available for sale:
Taxable	328	679	1,007
Tax-exempt securities	(95)	(48)	(143)
Total securities	233	631	864
Loans receivable	4,017	4,784	8,801
Total interest-earning assets	3,914	5,592	9,506
Interest-bearing liabilities:
Interest-bearing demand and money market	(194)	1,884	1,690
Savings	(28)	95	67
Time	1,002	5,201	6,203
Total interest-bearing deposits	780	7,180	7,960
Short-term borrowings	399	1,069	1,468
Other borrowings	757	582	1,339
Total interest-bearing liabilities	1,936	8,831	10,767
Net interest income (tax-equivalent basis)	$1,978	$(3,239)	$(1,261)

Comparison of Operating Results for the Six Months Ended June 30, 2023 to June 30, 2022

General

For the six months ended June 30, 2023, net income totaled $12,285,000 compared to $13,983,000 earned in the six months ended June 30, 2022. The decrease in net income for the six months ended June 30, 2023 was due primarily to a $1,260,000 decrease in net interest income and a $2,133,000 decrease in total other income, net. A $2,050,000 decrease in the provision for credit loss expense offset a portion of the reduced income. Earnings per share for the six-months ended June 30, 2023 were $1.52 per share for basic shares and $1.51 per share for fully diluted shares, compared to $1.71 per share for basic shares and for fully diluted shares for the six months ended June 30, 2022. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2023 were 1.18% and 14.17%, respectively, compared to 1.37% and 14.68%, respectively, for the same period in 2022.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2023 to June 30, 2022
Net income six months ended June 30, 2022	$13,983
Change due to:
Net interest income	(1,260)
Provision for credit losses	2,050
Service charges and fees	(281)
Net gains on sales of securities and loans	(199)
Net gains on sales of foreclosed real estate owned	(427)
Earnings and proceeds on bank-owned life insurance	(183)
Other income	(1,043)
Salaries and employee benefits	(539)
Occupancy, furniture and equipment	(63)
Data processing related	(295)
Professional fees	373
All other expenses	(220)
Income tax expense	389
Net income six months ended June 30, 2023	$12,285

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2023 totaled $32,104,000 which was $1,261,000 lower than the comparable period in 2022. The decrease in net interest income was due primarily to a $10,767,000 increase in total interest expense, which was slightly offset by a $9,506,000 increase in in total interest income (fte). The (fte) net interest spread and net interest margin were 2.69% and 3.17%, respectively, for the six months ended June 30, 2023 compared to 3.30% and 3.41%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

For the six-months ended June 30, 2023, interest income (fte) totaled $45,316,000 with a yield on average earning assets of 4.47% compared to $35,810,000 and 3.65% for the 2022 period. Average loans increased $162.8 million during the six-months ended June 30, 2023, over the comparable period of 2022, while average securities increased $27.5 million. Average earning assets totaled $2.027 billion for the six months ended June 30, 2023, an increase of $67.2 million, over the average for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

Interest expense for the six months ended June 30, 2023 totaled $13,212,000 at an average cost of 1.78% compared to $2,445,000 and 0.35%, respectively, for the same period in 2022. The increase in interest expense during the six-months ended June 30, 2023 reflects the overall higher level of market interest rates. During the six months ended June 30, 2023, the average cost of time deposits, which is the most significant component of funding costs, increased 2.06% compared to the same six-month period of last year, while short-term borrowing costs increased 2.86% and other borrowing costs increased 2.58% compared to the same six-month period of last year.

Provision for Credit Losses

The Company released a portion of the allowance for credit losses during the six months ended June 30, 2023, which resulted in a credit to expense for the six months ended June 30, 2023 of $1,450,000, compared to $600,000 for the six months ended June 30, 2022. The Company makes provisions for credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level. The Company recorded a net charge-off of $548,000 for the six months ended June 30, 2023, compared to a net charge-off of $25,000 for the similar period in 2022. At June 30, 2023, the allowance for credit losses related to loans receivable represented 1.11% of loans receivable. Additionally, at June 30, 2023, the allowance for credit losses related to loans receivable represented 542% of non-performing loans.

Other Income

Other income totaled $3,695,000 for the six months ended June 30, 2023, compared to $5,828,000 for the same period in 2022. The decrease was due primarily to $954,000 of income recognized in 2022 on payoffs of purchased impaired loans that were carried at a discount. Gains on sales of foreclosed real estate owned decreased $427,000, while all other categories of other income decreased $752,000, net.

Other Expense

Other expense for the six months ended June 30, 2023 totaled $21,374,000 which was $744,000, or 3.6%, higher than the same period of 2022, due primarily to a $539,000 increase in salaries and employee benefits. All other categories of other expense increased $205,000, net.

Income Tax Expense

Income tax expense totaled $3,321,000 for an effective tax rate of 21.4% for the six months ended June 30, 2023 compared to $3,610,000 for an effective tax rate of 20.5% for the six months ended June 30, 2022.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2023, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2023, the Company had a negative 90-day interest sensitivity gap of $95.4 million or 4.5% of total assets, compared to the $46.7 million interest sensitivity gap, or 2.3% of total assets, as of December 31, 2022. At June 30, 2023, rate-sensitive assets repricing within 90 days increased $16.2 million since December 31, 2022 due to a $14.0 million increase in loans repricing. Rate-sensitive liabilities repricing within 90 days increased $64.9 million since year end due primarily to a $72.7 million increase in time deposits. A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval. This would indicate that in a rising rate environment, the cost of interest-bearing liabilities in the 90-day time frame could increase faster than the yield on interest-earning assets. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2023

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$3,036	$—	$—	$—	$3,036
Securities	10,449	33,599	83,635	275,938	403,621
Loans Receivable	232,807	245,909	511,524	587,459	1,577,699
Total RSA	$246,292	$279,508	$595,159	$863,397	$1,984,356
Non-maturity interest-bearing deposits	$105,291	$108,412	$286,489	$194,076	$694,268
Time Deposits	162,947	310,038	127,829	11,158	611,972
Borrowings	73,442	47,521	84,191	6,823	211,977
Total RSL	$341,680	$465,971	$498,509	$212,057	$1,518,217
Interest Sensitivity Gap	$(95,388)	$(186,463)	$96,650	$651,340	$466,139
Cumulative Gap	(95,388)	(281,851)	(185,201)	466,139
RSA/RSL-cumulative	72.08%	65.10%	85.82%	130.70%

December 31, 2022

Interest Sensitivity Gap	$(46,676)	$(158,452)	$27,463	$647,143	$469,478
Cumulative Gap	(46,676)	(205,128)	(177,665)	469,478
RSA/RSL-cumulative	83.1%	70.3%	85.0%	138.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2023.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2023	72,181	$27.04	72,181	310,709
May 1 – 31, 2023	36,615	26.29	36,615	274,094
June 1 – 30, 2023	-	-	-	274,094
Total	108,796	$26.79	108,796	274,094

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
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: August 11, 2023	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)