Form 10-Q
period 2023-09-30
NORWOOD FINANCIAL CORP
filed 2023-11-14
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2023
Common stock, par value $0.10 per share	8,069,350

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$41,141	$28,847
Interest-bearing deposits with banks	13,005	3,019
Cash and cash equivalents	54,146	31,866
Securities available for sale, at fair value (net of allowance for credit losses of $0)	380,499	418,927
Loans receivable, net of allowance for credit losses of $16,086 and $16,999)	1,594,983	1,456,946
Regulatory stock, at cost	8,843	5,418
Bank premises and equipment, net	17,254	17,924
Bank owned life insurance	46,197	43,364
Accrued interest receivable	7,759	6,917
Foreclosed real estate owned	290	346
Deferred tax assets, net	25,610	23,549
Goodwill	29,266	29,266
Other intangibles	240	306
Other assets	14,911	12,241
TOTAL ASSETS	$2,179,998	$2,047,070
LIABILITIES
Deposits:
Non-interest bearing demand	$430,242	$434,529
Interest-bearing	1,316,582	1,293,198
Total deposits	1,746,824	1,727,727
Short-term borrowings	103,881	93,215
Other borrowings	137,447	40,000
Accrued interest payable	8,605	2,653
Other liabilities	18,539	16,390
TOTAL LIABILITIES	2,015,296	1,879,985
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2023: 8,291,401 shares, 2022: 8,291,401 shares	829	829
Surplus	97,449	96,897
Retained earnings	137,363	130,020
Treasury stock at cost: 2023: 222,051 shares; 2022: 124,650 shares	(5,957)	(3,308)
Accumulated other comprehensive loss	(64,982)	(57,353)
TOTAL STOCKHOLDERS’ EQUITY	164,702	167,085
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,179,998	$2,047,070

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$22,021	$17,114	$61,881	$48,203
Securities	2,433	2,473	7,418	6,564
Other	54	245	156	504
Total interest income	24,508	19,832	69,455	55,271
INTEREST EXPENSE
Deposits	7,017	1,557	17,119	3,699
Short-term borrowings	1,126	88	2,702	196
Other borrowings	1,326	17	2,860	212
Total interest expense	9,469	1,662	22,681	4,107
NET INTEREST INCOME	15,039	18,170	46,774	51,164
PROVISION FOR (RELEASE OF)
CREDIT LOSS EXPENSE	882	—	(568)	600
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	14,157	18,170	47,342	50,564
OTHER INCOME
Service charges and fees	1,527	1,346	4,192	4,292
Income from fiduciary activities	246	219	688	634
Net realized (losses) gains on sales of securities	—	—	(209)	—
Gains on sales of loans, net	18	1	27	1
Gain on sales of foreclosed real estate owned	13	—	13	427
Earnings and proceeds on bank owned life insurance	328	267	770	892
Other	174	345	520	1,760
Total other income	2,306	2,178	6,001	8,006
OTHER EXPENSES
Salaries and employee benefits	6,083	5,553	17,893	16,824
Occupancy, furniture & equipment, net	1,242	1,191	3,818	3,704
Data processing and related operations	876	736	2,465	2,031
Taxes, other than income	167	240	490	773
Professional fees	524	354	1,132	1,336
Federal Deposit Insurance Corporation insurance	254	143	699	468
Foreclosed real estate	9	4	112	66
Amortization of intangibles	20	24	66	78
Other	2,101	1,894	5,974	5,488
Total other expenses	11,276	10,139	32,649	30,768
INCOME BEFORE INCOME TAXES	5,187	10,209	20,694	27,802
INCOME TAX EXPENSE	1,068	2,100	4,289	5,709
NET INCOME	$4,119	$8,109	$16,405	$22,093
BASIC EARNINGS PER SHARE	$0.51	$1.00	$2.03	$2.71
DILUTED EARNINGS PER SHARE	$0.51	$1.00	$2.03	$2.71

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2023	2022
Net income	$4,119	$8,109
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	(13,586)	(25,739)
Tax effect	2,853	5,404
Reclassification of investment securities losses
recognized in net income	—	—
Tax effect	—	—
Other comprehensive loss	(10,733)	(20,335)
Comprehensive Loss	$(6,614)	$(12,226)

	Nine Months Ended
	September 30,
	2023	2022
Net income	$16,405	$22,093
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (loss) gain	(9,867)	(76,340)
Tax effect	2,073	16,031
Reclassification of investment securities losses
recognized in net income	209	—
Tax effect	(44)	—
Other comprehensive loss	(7,629)	(60,309)
Comprehensive Income (Loss)	$8,776	$(38,216)

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2023 and 2022

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	16,405	-	-	-	16,405
Other comprehensive loss	-	-	-	-	-	-	(7,629)	(7,629)
Cash dividends declared ($0.87 per share)	-	-	-	(7,051)	-	-	-	(7,051)
Acquisition of treasury stock	-	-	-	-	113,526	(3,077)	-	(3,077)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	326	-	-	-	-	326
Stock options exercised	-	-	(61)	-	(16,125)	428	-	367
Compensation expense related to stock options	-	-	287	-	-	-	-	287
Balance, September 30, 2023	8,291,401	$829	$97,449	$137,363	222,051	$(5,957)	$(64,982)	$164,702

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	-	-	-	22,093	-	-	-	22,093
Other comprehensive loss	-	-	-	-	-	-	(60,309)	(60,309)
Cash dividends declared ($0.84 per share)	-	-	-	(6,865)	-	-	-	(6,865)
Acquisition of treasury stock	-	-	-	-	84,668	(2,204)	-	(2,204)
Compensation expense related to restricted stock	7,500	1	271	-	-	-	-	272
Stock options exercised	1,650	-	(130)	-	(19,950)	529	-	399
Compensation expense related to stock options	-	-	201	-	-	-	-	201
Balance, September 30, 2022	8,275,901	$828	$96,785	$125,243	130,046	$(3,442)	$(60,565)	$158,849

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2023 and 2022

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424
Net Income	-	-	-	4,119	-	-	-	4,119
Other comprehensive loss	-	-	-	-	-	-	(10,733)	(10,733)
Cash dividends declared ($0.29 per share)	-	-	-	(2,339)	-	-	-	(2,339)
Acquisition of treasury stock	-	-	-	-	-	-	-	-
Compensation expense related to restricted stock	-	-	102	-	-	-	-	102
Stock options exercised	-	-	(17)	-	(1,875)	50	-	33
Compensation expense related to stock options	-	-	96	-	-	-	-	96
Balance, September 30, 2023	8,291,401	$829	$97,449	$137,363	222,051	$(5,957)	$(64,982)	$164,702

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2022	8,275,901	$828	$96,752	$119,414	110,084	$(2,933)	$(40,230)	$173,831
Net Income	-	-	-	8,109	-	-	-	8,109
Other comprehensive loss	-	-	-	-	-	-	(20,335)	(20,335)
Cash dividends declared ($0.28 per share)	-	-	-	(2,280)	-	-	-	(2,280)
Acquisition of treasury stock	-	-	-	-	36,687	(952)	-	(952)
Compensation expense related to restricted stock	-	-	101	-	-	-	-	101
Stock options exercised	-	-	(135)	-	(16,725)	443	-	308
Compensation expense related to stock options	-	-	67	-	-	-	-	67
Balance, September 30, 2022	8,275,901	$828	$96,785	$125,243	130,046	$(3,442)	$(60,565)	$158,849

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$16,405	$22,093
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) Provision for credit losses	(568)	600
Depreciation	1,043	1,109
Amortization of intangible assets	66	78
Deferred income taxes	(33)	417
Net amortization of securities premiums and discounts	694	1,038
Net realized loss on sales of securities	209	—
Earnings and proceeds on life insurance policies	(770)	(892)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	163	(379)
Net amortization of loan fees	428	(281)
Net gain on sale of loans	(27)	(1)
Mortgage loans originated for sale	3,337	(435)
Proceeds from sale of loans originated for sale	(3,310)	437
Compensation expense related to stock options	287	201
Compensation expense related to restricted stock	326	272
Increase in accrued interest receivable	(842)	(414)
Increase in accrued interest payable	5,952	222
Other, net	(251)	319
Net cash provided by operating activities	23,109	24,384
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	3,345	—
Proceeds from maturities and principal reductions on mortgage-backed securities	24,523	32,945
Purchases	—	(130,828)
Purchase of regulatory stock	(15,242)	(1,019)
Redemption of regulatory stock	11,817	2,726
Net increase in loans	(140,442)	(76,553)
Proceeds of bank-owned life insurance	437	761
Purchase of bank-owned life insurance	(2,500)	(3,000)
Purchase of premises and equipment	(496)	(1,295)
Proceeds from sales of foreclosed real estate owned	305	1,823
Proceeds from sales of bank premises and fixed assets	1	—
Net cash used in investing activities	(118,252)	(174,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	19,097	12,003
Net increase in short-term borrowings	10,666	10,932
Repayments of other borrowings	(57,553)	(29,998)
Proceeds from other borrowings	155,000	—
Stock options exercised	367	399
Purchase of treasury stock	(3,077)	(2,204)
Cash dividends paid	(7,077)	(6,880)
Net cash provided by (used in) financing activities	117,423	(15,748)
Increase (decrease) in cash and cash equivalents	22,280	(165,804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	31,866	206,681
CASH AND CASH EQUIVALENTS, END OF PERIOD	$54,146	$40,877

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$16,729	$3,885
Income taxes paid, net of refunds	$4,777	$5,372
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,451	$161
Dividends payable	$2,340	$2,281

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other future interim period.

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a preferred group of macroeconomic indicators used to create projections of economic conditions, obtained from the St. Louis Federal Reserve economic database. The Company selected nine metrics which was correlated with the bank and its peer group’s historical loss patterns. The adjustments are then weighted for relevance before applying to each pool. Future macroeconomic forecast adjustments are then obtained using an eight-quarter moving average for each metric for the reasonable and supportable period. Each quarter, management reviews the recommended adjustment factors and applies any additional adjustments based on local and current conditions

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

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

Accrued interest receivable on available-for-sale debt securities totaled $1,787,000 at September 30, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$108	$107
ATM fees	120	127
Overdraft fees	334	305
Safe deposit box rental	23	24
Loan related service fees	146	104
Debit card fees	591	624
Fiduciary activities	246	219
Commissions on mutual funds and annuities	167	31
Gains on sales of other real estate owned	13	—
Other income	174	345
Noninterest Income (in-scope of Topic 606)	1,922	1,886
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	—
Loan servicing fees	38	24
Gains on sales of loans	18	1
Earnings on and proceeds from bank-owned life insurance	328	267
Noninterest Income (out-of-scope of Topic 606)	384	292
Total Noninterest Income	$2,306	$2,178

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2023	2022
In-scope of Topic 606:
Service charges on deposit accounts	$322	$312
ATM fees	332	340
Overdraft fees	995	909
Safe deposit box rental	71	70
Loan related service fees	430	626
Debit card fees	1,726	1,879
Fiduciary activities	688	634
Commissions on mutual funds and annuities	228	98
Gains on sales of other real estate owned	13	427
Other income	520	1,760
Noninterest Income (in-scope of Topic 606)	5,325	7,055
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	(209)	—
Loan servicing fees	88	58
Gains on sales of loans	27	1
Earnings on and proceeds from bank-owned life insurance	770	892
Noninterest Income (out-of-scope of Topic 606)	676	951
Total Noninterest Income	$6,001	$8,006

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares outstanding	8,069	8,158	8,115	8,187
Less: Unvested restricted shares	(42)	(40)	(43)	(38)
Basic EPS weighted average shares outstanding	8,027	8,118	8,072	8,149
Basic EPS weighted average shares outstanding	8,027	8,118	8,072	8,149
Add: Dilutive effect of stock options and restricted shares	6	16	6	17
Diluted EPS weighted average shares outstanding	8,033	8,134	8,078	8,166

For the three and nine month periods ended September 30, 2023, there were 166,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.76 per share as of September 30, 2023.

For the three and nine month periods ended September 30, 2022, there were 108,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of Norwood common stock of $26.58 per share as of September 30, 2022.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2023, 2,500 stock options were granted. As of September 30, 2023, there was $96,000 of total unrecognized compensation cost related to non-vested options granted in 2022 and 2023 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2023. Compensation costs related to stock options amounted to $287,000 and $201,000 during the nine-month periods ended September 30, 2023 and 2022, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2023 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2023	218,975	$28.70	6.8	Yrs.	$1,100
Granted	2,500	29.60	9.5
Exercised	(16,125)	22.76	5.1
Forfeited	(4,500)	33.53	9.2
Outstanding at September 30, 2023	200,850	$29.07	6.1	Yrs.	$193
Exercisable at September 30, 2023	164,850	$28.16	5.5	Yrs.	$193

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $25.76 per share as of September 30, 2023 and $33.44 per share as of December 31, 2022.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2023 and 2022 is as follows:

	2023		2022
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	44,460	$30.12	32,030	$26.76
Granted	—	—	7,500	25.71
Vested	(3,000)	25.71	—	—
Forfeited	—	—	—	—
Non-vested, September 30,	41,460	$30.44	39,530	$28.99

The expected future compensation expense relating to the 41,460 shares of non-vested restricted stock outstanding as of September 30, 2023 is $968,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $326,000 and $272,000 during the nine-month periods ended September 30, 2023 and 2022, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and nine months ended September 30, 2023 and 2022:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive loss before reclassification	(7,794)
Amount reclassified from accumulated other comprehensive loss	165
Total other comprehensive loss	(7,629)
Balance as of September 30, 2023	$(64,982)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2021	$(256)
Other comprehensive loss before reclassification	(60,309)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(60,309)
Balance as of September 30, 2022	$(60,565)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2023	$(54,249)
Other comprehensive loss before reclassification	(10,733)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(10,733)
Balance as of September 30, 2023	$(64,982)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2022	$(40,230)
Other comprehensive loss before reclassification	(20,335)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(20,335)
Balance as of September 30, 2022	$(60,565)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	September 30,		Statements
Details about other comprehensive income	2023	2022	of Income
Unrealized losses on available for sale securities	$—	$—	Net realized (losses) gains on sales of securities
Tax effect	—	—	Income tax expense
	$—	$—

	Nine months ended
	September 30,
	2023	2022
Unrealized losses on available for sale securities	$(209)	$—	Net realized (losses) gains on sales of securities
Tax effect	44	—	Income tax expense
	$(165)	$—

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2023	2022
Commitments to grant loans	$88,184	$101,466
Unfunded commitments under lines of credit	162,207	145,636
Standby letters of credit	13,616	12,934
	$264,007	$260,036

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

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	September 30, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$43,182	$-	$(3,291)	$-	$39,891
U.S. Government agencies	21,355	-	(3,305)	-	18,050
States and political subdivisions	151,953	-	(33,412)	-	118,541
Mortgage-backed securities-
government sponsored entities	246,996	-	(42,979)	-	204,017
Total debt securities	$463,486	$-	$(82,987)	$-	$380,499

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$45,066	$-	$(3,212)	$41,854
U.S. Government agencies	21,266	-	(2,943)	18,323
States and political subdivisions	157,524	2	(29,674)	127,852
Mortgage-backed securities-government
sponsored entities	268,400	-	(37,502)	230,898
Total debt securities	$492,256	$2	$(73,331)	$418,927

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$39,891	$(3,291)	$39,891	$(3,291)
U.S. Government agencies	-	-	18,050	(3,305)	18,050	(3,305)
States and political subdivisions	3,557	(86)	114,984	(33,326)	118,541	(33,412)
Mortgage-backed securities-government sponsored entities	-	-	204,017	(42,979)	204,017	(42,979)
	$3,557	$(86)	$376,942	$(82,901)	$380,499	$(82,987)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,733	$(849)	$16,121	$(2,363)	$41,854	$(3,212)
U.S. Government agencies	8,321	(885)	10,002	(2,058)	18,323	(2,943)
States and political subdivisions	66,680	(11,194)	57,367	(18,480)	124,047	(29,674)
Mortgage-backed securities-government sponsored entities	102,361	(10,639)	128,537	(26,863)	230,898	(37,502)
	$203,095	$(23,567)	$212,027	$(49,764)	$415,122	$(73,331)

At September 30, 2023, the Company had 8 debt securities in an unrealized loss position in the less than twelve months category and 333 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2023, or other-than-temporary impairment charges for the nine months ended September 30, 2022. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$13,011	$12,855
Due after one year through five years	44,329	40,605
Due after five years through ten years	67,853	52,653
Due after ten years	91,297	70,369
	216,490	176,482
Mortgage-backed securities-government sponsored entities	246,996	204,017
	$463,486	$380,499

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Gross realized gains	$—	$—	$4	$—
Gross realized losses	—	—	(213)	—
Net realized gains (losses)	$—	$—	$(209)	$—
Proceeds from sales of securities	$—	$—	$3,345	$—

Securities with a carrying value of $299,141,000 and $378,472,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Loan Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2023		December 31, 2022
Real Estate Loans:
Residential	$316,139	19.6%	$298,813	20.3%
Commercial	688,485	42.7	651,544	44.2
Agricultural	66,767	4.2	68,915	4.7
Construction	41,305	2.6	32,469	2.2
Commercial loans	205,014	12.7	187,257	12.7
Other agricultural loans	32,740	2.0	35,277	2.4
Consumer loans to individuals	260,828	16.2	200,149	13.5
Total loans	1,611,278	100.0%	1,474,424	100.0%
Deferred fees, net	(209)		(479)
Total loans receivable	1,611,069		1,473,945
Allowance for credit losses	(16,086)		(16,999)
Net loans receivable	$1,594,983		$1,456,946

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, foreclosed real estate owned totaled $290,000 and $346,000, respectively. During the nine months ended September 30, 2023, there was one addition to the foreclosed real estate category, with a carrying value of $290,000, and three sales of properties with a carrying value of $292,000. Additionally, the company recognized a write-down on one property in the amount of $54,000 based on the realizable value of the property. As of September 30, 2023, the Company has initiated formal foreclosure proceedings on three properties classified as consumer residential mortgages with an aggregate carrying value of $203,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2023	(In thousands)
Individually evaluated	$575	$2,222	$—	$—	$7,071	$—	$668	$10,536
Collectively evaluated	315,564	686,263	66,767	41,305	197,943	32,740	260,160	1,600,742
Total Loans	$316,139	$688,485	$66,767	$41,305	$205,014	$32,740	$260,828	$1,611,278

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

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the three-month period ended September 30, 2022 (in thousands):

	Average Recorded	Interest Income
	Investment	Recognized
	2022	2022
Real Estate Loans:
Commercial	$—	$18
Commercial Loans	13	—
Total	$13	$18

The following table presents the average recorded investment in impaired loans and the related amount of interest income recognized during the nine-month period ended September 30, 2022 (in thousands):

	Average Recorded	Interest Income
	Investment	Recognized
	2022	2022
Real Estate Loans:
Commercial	$825	$55
Commercial Loans	14	3
Total	$839	$58

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2023 and December 31, 2022 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2023
Real Estate loans
Residential	$314,588	$957	$19	$-	$575	$1,551	$316,139
Commercial	685,293	970	-	-	2,222	3,192	688,485
Agricultural	66,767	-	-	-	-	-	66,767
Construction	41,285	20	-	-	-	20	41,305
Commercial loans	197,498	445	-	-	7,071	7,516	205,014
Other agricultural loans	32,740	-		-	-	-	32,740
Consumer loans	259,489	516	155	-	668	1,339	260,828
Total	$1,597,660	$2,908	$174	$-	$10,536	$13,618	$1,611,278

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2022
Real Estate loans
Residential	$297,350	$187	$223	$-	$486	$896	$567	$298,813
Commercial	648,688	405	-	-	402	807	2,049	651,544
Agricultural	66,751	130	-		-	130	2,034	68,915
Construction	32,469	-	-	-	-	-	-	32,469
Commercial loans	185,485	71	-	-	61	132	1,640	187,257
Other agricultural loans	35,277	-	-		-	-	-	35,277
Consumer loans	198,893	853	239	-	164	1,256	-	200,149
Total	$1,464,913	$1,646	$462	$-	$1,113	$3,221	$6,290	$1,474,424

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(6)	(154)	-	-	(2,147)	-	(692)	(2,999)
Recoveries	6	12	-	-	20	-	64	102
(Release of) Provision for credit losses	45	(3,689)	(26)	45	1,848	(44)	1,339	(482)
Ending balance, September 30, 2023	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086
Ending balance individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$-	$133	$1,490	$-	$1,766	$16,442
Charge Offs	(120)	(1)	-	-	(16)	-	(249)	(386)
Recoveries	122	80	-	-	36	-	37	275
Provision for loan losses	736	(2,354)	220	186	910	123	779	600
Ending balance, September 30, 2022	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483
Charge Offs	-	-	-	-	(2,000)	-	(384)	(2,384)
Recoveries	-	3	-	-	14	-	18	35
(Release of) Provision for credit losses	69	(1,267)	(22)	23	1,715	(3)	437	952
Ending balance, September 30, 2023	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2022	$2,740	$9,155	$218	$242	$2,504	$112	$2,046	$17,017
Charge Offs	-	(1)	-	-	(1)	-	(115)	(117)
Recoveries	4	-	-	-	13	-	14	31
Provision for loan losses	169	(551)	2	77	(96)	11	388	-
Ending balance, September 30, 2022	$2,913	$8,603	$220	$319	$2,420	$123	$2,333	$16,931

During the nine months ended September 30, 2023, the Company recorded a release of provision for credit losses totaling $482,000 despite total charge-offs of $2,999,000. Factors impacting the release include a $2,466,000 increase in the allowance for credit losses due to the adoption of ASC 326, and changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time. Variances in Qualitative Factors and Economic Factors also impacted the allowance for credit losses.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
September 30, 2023
Real Estate loans
Residential	$575	$-	$575	$-	$575
Commercial	2,222	-	2,222	-	2,222
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	7,071	-	7,071	-	7,071
Other agricultural loans	-	-	-	-	-
Consumer loans	668	-	668	-	668
Total	$10,536	$-	$10,536	$-	$10,536

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$63,900	$130,901	$115,171	$77,750	$73,789	$197,656	$16,115	$-	$675,282
Special Mention	1,000	414	243	1,341	-	6,184	-	-	9,182
Substandard	-	284	-	1,453	-	2,284	-	-	4,021
Doubtful	-	-	-	-	-	-	-	-	-
Total	$64,900	$131,599	$115,414	$80,544	$73,789	$206,124	$16,115	$-	$688,485

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,218	$12,581	$5,506	$8,839	$8,361	$26,291	$741	$-	$64,537
Special Mention	-	-	-	-	-	493	-	-	493

Substandard	-	507	-	1,041	-	189	-	-	1,737
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,218	$13,088	$5,506	$9,880	$8,361	$26,973	$741	$-	$66,767

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$53,035	$45,809	$25,867	$11,173	$11,646	$17,491	$28,742	$-	$193,763
Special Mention	577	1,471	281	159	35	197	1,114	-	3,834
Substandard	-	-	405	3,463	-	49	3,500	-	7,417
Doubtful	-	-	-	-	-	-	-	-	-
Total	$53,612	$47,280	$26,553	$14,795	$11,681	$17,737	$33,356	$-	$205,014

Commercial loans
Current period gross charge-offs	$-	$32	$24	$2,050	$-	$41	$-	$-	$2,147

Other agricultural loans
Risk Rating
Pass	$2,071	$5,510	$3,424	$3,023	$2,777	$4,532	$10,848	$-	$32,185
Special Mention	-	-	3	185	93	-	155	-	436
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,071	$5,510	$3,427	$3,208	$2,989	$4,532	$11,003	$-	$32,740

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$121,224	$194,801	$149,968	$100,785	$96,573	$245,970	$56,446	$-	$965,767
Special Mention	1,577	1,885	527	1,685	128	6,874	1,269	-	13,945
Substandard	-	791	405	5,957	119	2,522	3,500	-	13,294
Doubtful	-	-	-	-	-	-	-	-	-
Total	$122,801	$197,477	$150,900	$108,427	$96,820	$255,366	$61,215	$-	$993,006

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$21,935	$60,944	$58,600	$36,483	$16,836	$91,136	$29,630	$-	$315,564
Nonperforming	-	-	-	-	57	450	68	-	575
Total	$21,935	$60,944	$58,600	$36,483	$16,893	$91,586	$29,698	$-	$316,139

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$6	$-	$-	$6

Construction
Payment Performance
Performing	$11,877	$18,649	$6,221	$1,612	$1,870	$769	$307	$-	$41,305
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$11,877	$18,649	$6,221	$1,612	$1,870	$769	$307	$-	$41,305

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$109,441	$83,098	$27,191	$16,110	$11,980	$11,127	$1,213	$-	$260,160
Nonperforming	28	499	67	31	43	-	-	-	668
Total	$109,469	$83,597	$27,258	$16,141	$12,023	$11,127	$1,213	$-	$260,828

Consumer loans to individuals
Current period gross charge-offs	$7	$462	$132	$29	$37	$11	$14	$-	$692

Total
Payment Performance
Performing	$143,253	$162,691	$92,012	$54,205	$30,686	$103,032	$31,150	$-	$617,029
Nonperforming	28	499	67	31	100	450	68	-	1,243
Total	$143,281	$163,190	$92,079	$54,236	$30,786	$103,482	$31,218	$-	$618,272

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

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the nine months ended September 30, 2023, there were no modifications made to borrowers experiencing financial difficulty.

The Company’s primary business activity as of September 30 2023 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2023, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $146.4 million of loans outstanding, or 9.1% of total loans outstanding, and residential rentals with loans outstanding of $121.9 million, or 7.6% of loans outstanding. For the nine months ended September 30, 2023, the Company recognized charge offs of $6,000 on commercial rentals and $44,000 on residential rentals.

9.           Operating Leases

The Company leases eight office locations and one back-office facility under operating leases. Several assumptions and judgments were made when applying the requirements of Topic 842 to the Company’s existing lease commitments, including the allocation of consideration in the contracts between lease and nonlease components, determination of the lease term, and determination of the discount rate used in calculating the present value of the lease payments.

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the nine-month periods ended September 30, 2023 and 2022, amounted to $541,000 and $454,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh (“Federal Home Loan Bank”) advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at September 30, 2023.

Operating
Weighted-average remaining term	9.7
Weighted-average discount rate	2.76%

The following table presents the undiscounted cash flows due related to operating leases as of September 30, 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2023	$164
2024	664
2025	680
2026	524
2027	401
2028 and thereafter	2,414
Total undiscounted cash flows	4,847
Discount on cash flows	704
Total lease liabilities	$4,143

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$39,891	$-	$39,891	$-
U.S. Government agencies	18,050	-	18,050	-
States and political subdivisions	118,541	-	118,541	-
Mortgage-backed securities-government
sponsored entities	204,017	-	204,017	-
Interest rate derivatives	1,631	-	1,631	-

LIABILITIES
Interest rate derivatives	1,631	-	1,631	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2022	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$41,854	$-	$41,854	$-
U.S. Government agencies	18,323	-	18,323	-
States and political subdivisions	127,852	-	127,852	-
Mortgage-backed securities-government
sponsored entities	230,898	-	230,898	-
Interest rate derivatives	1,464	-	1,464	-

LIABILITIES
Interest rate derivatives	1,464	-	1,464	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2023
Individually analyzed loans held for investment	$10,535	$-	$-	$10,535
Foreclosed Real Estate Owned	290	-	-	290
December 31, 2022
Impaired Loans	$413	$-	$-	$413
Foreclosed Real Estate Owned	346	-	-	346

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2023, the fair value of individually analyzed loans held for investment was $10,535,000 which included five loan relationships that did not require an ACL since the estimated realizable value of the collateral exceeded the recorded investment in the loan. As of September 30, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans held for investment in the amount of $2,000,000.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2023
Individually analyzed loans held for investment	$10,535	Appraisal of collateral(1)	Appraisal adjustments(2)	10%-21.69% (20.52%)
Foreclosed real estate owned	$290	Appraisal of collateral(1)	Liquidation Expenses(2)	39.79% (39.79%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$413	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (8.92%)

Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2023 and December 31, 2022. (In thousands)

	Fair Value Measurements at September 30, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$54,146	$54,146	$54,146	$-	$-
Loans receivable, net	1,594,983	1,535,456	-	-	1,535,456
Mortgage servicing rights	191	497	-	-	497
Regulatory stock (1)	8,843	8,843	8,843	-	-
Bank owned life insurance (1)	46,197	46,197	46,197	-	-
Accrued interest receivable (1)	7,759	7,759	7,759	-	-
Financial liabilities:
Deposits	1,746,824	1,745,168	1,121,581	-	623,587
Short-term borrowings (1)	103,881	103,881	103,881	-	-
Other borrowings	137,447	135,652	-	-	135,652
Accrued interest payable (1)	8,605	8,605	8,605	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$31,866	$31,866	$31,866	$-	$-
Loans receivable, net	1,456,946	1,418,300	-	-	1,418,300
Mortgage servicing rights	213	498	-	-	498
Regulatory stock (1)	5,418	5,418	5,418	-	-
Bank owned life insurance (1)	43,364	43,364	43,364	-	-
Accrued interest receivable (1)	6,917	6,917	6,917	-	-
Financial liabilities:
Deposits	1,727,727	1,727,184	1,223,958	-	503,226
Short-term borrowings (1)	93,215	93,215	93,215	-	-
Other borrowings	40,000	40,074	-	-	40,074
Accrued interest payable (1)	2,653	2,653	2,653	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2023 and December 31, 2022, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2023 and December 31, 2022 was $1,631,000 and $1,464,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2023	December 31, 2022	Interest Rate Paid	Interest Rate Received	September 30, 2023	December 31, 2022
Customer interest rate swap

Maturing November, 2030	$6,238	$6,513	Term SOFR + Margin	Fixed	$993	$889
Maturing December, 2030	4,100	4,297	Term SOFR + Margin	Fixed	638	575

Total	$10,338	$10,810			$1,631	$1,464

Third party interest rate swap

Maturing November, 2030	$6,238	$6,513	Fixed	Term SOFR + Margin	$993	$889
Maturing December, 2030	4,100	4,297	Fixed	Term SOFR + Margin	638	575

Total	$10,338	$10,810			$1,631	$1,464

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2023
Interest rate derivatives	Other assets	$1,631	Other liabilities	$1,631

December 31, 2022
Interest rate derivatives	Other assets	1,464	Other liabilities	1,464

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

During 2022, the Federal Reserve took unprecedented action during the year to restrain inflation and improve the stability of the economy by raising the target federal funds rate several times from 25 basis points in the beginning of the year to 75 basis points toward the end of the year and brought the benchmark interest rates up by a collective 4.50 percent. During the first quarter 2023, the Federal Reserve increased the target federal funds rate another 0.25 percent and further increased the target federal funds rate another 0.25 percent in May 2023. At its June 2023 meeting, the Federal Reserve left interest rates unchanged for the first time since March 2022, in order to give themselves time to assess the still developing effects of previous increases in interest rates and borrowing costs. However, on July 26, 2023, the Federal Reserve increased the target funds rate another 0.25 percent. At its policy meeting in September 2023, the Federal Reserve again left its target federal funds rate unchanged (5.25%-5.50%). The Federal Reserve has indicated that it may further increase the target federal funds rate in 2023 in an attempt to reduce inflation. Any substantial or unexpected change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. As inflation increases and market interest rates rise, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. In addition, recent bank failures have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of its deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, it may have a material adverse effect on our financial condition and results of operations.

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

Changes in Financial Condition

General

Total assets as of September 30, 2023 were $2.180 billion compared to $2.047 billion as of December 31, 2022. The increase was due primarily to a $138.0 million increase in loans receivable.

Securities

The fair value of securities available for sale as of September 30, 2023 was $380.5 million compared to $418.9 million as of December 31, 2022. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2023, or other-than-temporary impairment charges for the nine months ended September 30, 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.595 billion at September 30, 2023 compared to $1.457 billion as of December 31, 2022. The $138.0 million increase in loans receivable during the nine months ended September 30, 2023, was due primarily to an $36.9 million increase in commercial real estate loans, a $17.8 million increase in commercial loans and a $60.7 million increase in consumer loans.

The allowance for credit losses totaled $16,086,000 as of September 30, 2023, and represented 1.00% of total loans outstanding, compared to $16,999,000, or 1.15% of total loans outstanding, at December 31, 2022. The Company had net charge-offs for the nine months ended September 30, 2023 of $2,897,000, compared to $111,000 in the corresponding period in 2022, primarily due to a $2,284,000 increase in commercial loan charge-offs and a $443,000 increase in consumer loan charge-offs. The increase in commercial loan charge-offs includes a $2,000,000 write down on one credit relationship due to the customers inability to make current payments, and based on management’s evaluation of the collateral value. The increase in consumer loan charge-offs was due primarily to losses on indirect automobile dealer financing loans. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at September 30, 2023 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2023, non-performing loans totaled $10,536,000 or 0.66% of total loans compared to $1,113,000, or 0.08%, of total loans at December 31, 2022. The increase in non-performing loans as of September 30, 2023, is due primarily to the inclusion of approximately $1.5 million of previously classified purchased credit-impaired loans in conjunction with the adoption of “CECL”, and a $7,010,000 increase in commercial loans, which includes $6,956,000 due to one commercial relationship. At September 30, 2023, non-performing assets totaled $10,826,000, or .50%, of total assets, compared to $1,459,000, or 0.07%, of total assets at December 31, 2022.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2023		December 31, 2022
Loans accounted for on a non-accrual basis:
Real Estate
Residential		$575	$486
Commercial		2,222	402
Agricultural		—	—
Construction		—	—
Commercial and financial loans		7,071	61
Other agricultural loans		—	—
Consumer loans to individuals		668	164
Total non-accrual loans		10,536	1,113
Accruing loans which are contractually
past due 90 days or more		—	—
Total non-performing loans		10,536	1,113
Foreclosed real estate		290	346
Total non-performing assets		$10,826	$1,459

Purchased credit impaired loans (a)	$	N/A	$6,290

Allowance for credit losses		$16,086	$16,999

Coverage of non-performing loans (a) (b)		153% %	1,527% %
Non-performing loans to total loans(a)		0.66%	0.08%
Non-performing loans to total assets(a)		0.48%	0.05%
Non-performing assets to total assets(a)		0.50%	0.07%

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

Deposits

During the nine-months ended September 30, 2023, total deposits increased $19.1 million due primarily to a $121.5 million increase in certificates of deposit. The increase in certificates of deposit was due to a migration from lower costing non-maturity deposit balances, as well as new money resulting from deposit promotions. All other deposit categories decreased $102.4 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022
Non-interest bearing demand	$430,242	$434,529
Interest-bearing demand	248,046	237,891
Money market deposit accounts	211,792	273,165
Savings	231,502	278,372
Time deposits <$250,000	400,086	290,147
Time deposits >$250,000	225,156	213,623
Total	$1,746,824	$1,727,727

Borrowings

Short-term borrowings increased $10.7 million to $103.9 million at September 30, 2023, compared to $93.2 million at December 31, 2022, due primarily to an increase in overnight borrowings to fund liquidity needs.

Other borrowings as of September 30, 2023, were $137.4 million compared to $40.0 million as of December 31, 2022. Federal Home Loan Bank borrowings increased $67.4 million during the period due primarily as a source to fund loan growth. Two new term borrowings, totaling $30.0 million, that were initiated under the Federal Reserve Long-Term Funding Program, also contributed to the increase.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2023	December 31, 2022
Notes with the FHLB:
Amortizing fixed rate borrowing due December 2023 at 5.08%	$10,191	$40,000
Fixed rate borrowing due April 2025 at 4.26%	20,000	—
Amortizing fixed rate borrowing due September 2025 at 5.67%	5,000
Fixed rate borrowing due April 2026 at 4.04%	20,000	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	27,701	—
Fixed rate borrowing due July 2028 at 4.49%	10,000
Amortizing fixed rate borrowing due July 2028 at 4.70%	14,555
	$107,447	$40,000

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	10,000	—
Fixed rate borrowing due September 2024 at 5.55%	20,000
	$30,000	$—

Stockholders’ Equity and Capital Ratios

As of September 30, 2023, total stockholders’ equity was $164.7 million, compared to $167.1 million as of December 31, 2022. Total stockholders’ equity increased $16.4 million due to net income, offset partially by $7.1 million of dividends declared and a decrease of $ 7.6 million in the fair value of securities in the available-for-sale portfolio, net of tax. The decrease in fair value of securities is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

Regulatory Capital Requirements. The Federal Reserve has adopted regulatory capital rules pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act (“BHCA”). The Federal Reserve’s capital rules are similar to those imposed on the Bank by the FDIC. The Federal Reserve’s Small Bank Holding Company Policy Statement, however, exempts from the regulatory capital requirements bank holding companies with less than $3.0 billion in consolidated assets that are not engaged in significant non-banking or off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. As long as their bank subsidiaries are well capitalized, such bank holding companies need only maintain a pro forma debt to equity ratio of less than 1.0 in order to pay dividends and repurchase stock and to be eligible for expedited treatment on applications.

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2023	December 31, 2022
Tier 1 Capital
(To average assets)	9.18%	9.36%
Tier 1 Capital
(To risk-weighted assets)	11.91%	12.49%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.91%	12.49%
Total Capital
(To risk-weighted assets)	12.79%	13.58%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of September 30, 2023.

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

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $54.1 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $380.5 million which could be used for liquidity needs. Total liquidity of $434.6 million as of September 30, 2023, represents 19.9% of total assets, compared to $450.8 million and 22.0% of total assets as of December 31, 2022. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2023 and December 31, 2022. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2024. There were no borrowings under this line as of September 30, 2023 and December 31, 2022.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $16,000,000. There were no borrowings under this line as of September 30, 2023 and December 31, 2022.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $671,613,000 as of September 30, 2023, of which $144,037,000 was outstanding in the form of borrowings as of September 30, 2023. As of December 31, 2022, the maximum borrowing capacity was $655,344,000, of which $82,264,000 of borrowings was outstanding as of December 31, 2022. Additionally, as of September 30, 2023, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $146,450,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2022, there was $92,900,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,675	$54	5.88%	$47,114	$245	2.08%
Securities available for sale:
Taxable	406,962	2,052	2.02	426,861	2,016	1.89
Tax-exempt (1)	70,219	483	2.75	79,727	577	2.89
Total securities available for sale (1)	477,181	2,535	2.12	506,588	2,593	2.05
Loans receivable (1) (4) (5)	1,589,474	22,104	5.56	1,412,232	17,193	4.87
Total interest-earning assets	2,070,330	24,693	4.77	1,965,934	20,031	4.08
Non-interest earning assets:
Cash and due from banks	27,910			25,576
Allowance for credit losses	(17,262)			(16,996)
Other assets	65,863			74,583
Total non-interest earning assets	76,511			83,163
Total Assets	$2,146,841			$2,049,097
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$439,255	$1,647	1.50	$555,596	$351	0.25
Savings	238,493	77	0.13	294,512	52	0.07
Time	611,607	5,293	3.46	481,640	1,154	0.96
Total interest-bearing deposits	1,289,355	7,017	2.18	1,331,748	1,557	0.47
Short-term borrowings	116,470	1,126	3.87	68,510	88	0.51
Other borrowings	116,700	1,326	4.54	2,074	17	3.28
Total interest-bearing liabilities	1,522,525	9,469	2.49	1,402,332	1,662	0.47
Non-interest bearing liabilities:
Demand deposits	425,216			450,737
Other liabilities	23,876			16,630
Total non-interest bearing liabilities	449,092			467,367
Stockholders' equity	175,224			179,398
Total Liabilities and Stockholders' Equity	$2,146,841			$2,049,097
Net interest income/spread (tax equivalent basis)		15,224	2.28%		18,369	3.61%
Tax-equivalent basis adjustment		(185)			(199)
Net interest income		$15,039			$18,170
Net interest margin (tax equivalent basis)			2.94%			3.74%

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

	Increase/(Decrease)
	Three months ended September 30, 2023 Compared to
	Three months ended September 30, 2022
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(249)	$58	$(191)
Securities available for sale:
Taxable	(98)	134	36
Tax-exempt securities	(68)	(26)	(94)
Total securities	(166)	108	(58)
Loans receivable	2,324	2,587	4,911
Total interest-earning assets	1,909	2,753	4,662
Interest-bearing liabilities:
Interest-bearing demand and money market	(355)	1,651	1,296
Savings	(2,966)	2,991	25
Time	940	3,199	4,139
Total interest-bearing deposits	(2,381)	7,841	5,460
Short-term borrowings	332	706	1,038
Other borrowings	1,020	289	1,309
Total interest-bearing liabilities	(1,029)	8,836	7,807
Net interest income (tax-equivalent basis)	$2,938	$(6,083)	$(3,145)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended September 30, 2023 to September 30, 2022

General

For the three months ended September 30, 2023, net income totaled $4,119,000 compared to net income of $8,109,000 in the three months ended September 30, 2022. The decrease in net income for the three months ended September 30, 2023 was due primarily to a $3,131,000 decrease in net interest income and an increase of $882,000 in the provision for credit losses. Earnings per share for the three-months ended September 30, 2023 were $0.51 per share for basic shares and fully diluted shares, compared to $1.00 per share for basic shares and for fully diluted shares for the three months ended September 30, 2022. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2023 were 0.76% and 9.33%, respectively, compared to 1.57% and 17.93%, respectively, for the same period in 2022.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2023 to September 30, 2022
Net income three months ended September 30, 2022	$8,109
Change due to:
Net interest income	(3,131)
Provision for credit losses	(882)
Net gains on sales of securities and loans	17
Service charges and fees	181
Earnings and proceeds on bank-owned life insurance	61
Other income	(131)
Salaries and employee benefits	(530)
Occupancy, furniture and equipment	(51)
All other expenses	(556)
Income tax expense	1,032
Net income three months ended September 30, 2023	$4,119

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2023 totaled $15,224,000 which was $3,145,000 lower than the comparable period in 2022. The decrease in net interest income was due primarily to a $7,807,000 increase in total interest expense, which was slightly offset by a $4,662,000 increase in total interest income (fte). The (fte) net interest spread and net interest margin were 2.28% and 2.94%, respectively, for the three months ended September 30, 2023 compared to 3.61% and 3.74%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

For the three-months ended September 30, 2023, interest income (fte) totaled $24,693,000 with a yield on average earning assets of 4.77% compared to $20,031,000 and 4.08% for the 2022 period. Average loans increased $177.2 million during the three-months ended September 30, 2023, over the comparable period of 2022, while average securities decreased $29.4 million. Average earning assets totaled $2.070 billion for the three months ended September 30, 2023, an increase of $104.4 million, over the average for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

Interest expense for the three months ended September 30, 2023 totaled $9,469,000 at an average cost of 2.49% compared to $1,662,000 and 0.47%, respectively, for the same period in 2022. The increase in interest expense during the three-months ended September 30, 2023 reflects the overall higher level of market interest rates. During the three months ended September 30, 2023, the average cost of time deposits, which is the most significant component of funding costs, increased 2.50% compared to the same three-month period of last year, while short-term borrowing costs increased 3.36% and other borrowing costs increased 1.26% compared to the same three-month period of last year.

Provision for Credit Losses

The Company had a provision for credit losses of $882,000 during the three months ended September 30, 2023, compared to $0 of provision expense for the three months ended September 30, 2022. The increased provision for credit losses reflects an increase in total charge-offs. The Company makes provisions for or releases of credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $2,349,000 for the quarter ended September 30, 2023, compared to a net charge-off of $86,000 for the similar period in 2022. At September 30, 2023, the allowance for credit losses related to loans receivable represented 1.00% of loans receivable. Additionally, at September 30, 2023, the allowance for credit losses related to loans receivable represented 153% of non-performing loans.

Other Income

Other income totaled $2,306,000 for the three months ended September 30, 2023, compared to $2,178,000 for the same period in 2022. The increase was due primarily to an increased level of service charges and fees, along with an increase in earnings and proceeds on bank-owned life insurance.. All other categories of other income decreased $114,000, net, during the three months ended September 30, 2023.

Other Expense

Other expense for the three months ended September 30, 2023 totaled $11,276,000 which was $1,137,000, or 11.2%, higher than the same period of 2022, due primarily to a $530,000 increase in salaries and employee benefits, a $170,000 increase in professional fees, and a $140,000 increase in data processing expenses during the three months ended September 30, 2023. All other categories of other expense increased $297,000, net, during the three months ended September 30, 2023.

Income Tax Expense

Income tax expense totaled $1,068,000 for an effective tax rate of 20.6% for the three months ended September 30, 2023 compared to $2,100,000 for an effective tax rate of 20.6% for the three months ended September 30, 2022.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$3,917	$156	5.31%	$100,195	$504	0.67%
Securities available for sale:
Taxable	414,527	6,264	2.01	398,686	5,221	1.75
Tax-exempt (1)	70,783	1,461	2.75	78,287	1,700	2.90
Total securities available for sale (1)	485,310	7,725	2.12	476,973	6,921	1.93
Loans receivable (1) (4) (5)	1,552,242	62,128	5.34	1,384,586	48,416	4.66
Total interest-earning assets	2,041,469	70,009	4.57	1,961,754	55,841	3.80
Non-interest earning assets:
Cash and due from banks	26,242			24,532
Allowance for loan losses	(18,592)			(16,792)
Other assets	66,781			85,488
Total non-interest earning assets	74,431			93,228
Total Assets	$2,115,900			$2,054,982
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$467,184	$3,765	1.07	$538,925	$779	0.19
Savings	255,982	259	0.13	302,938	167	0.07
Time	587,520	13,095	2.97	487,898	2,753	0.75
Total interest-bearing deposits	1,310,686	17,119	1.74	1,329,761	3,699	0.37
Short-term borrowings	104,785	2,702	3.44	66,663	196	0.39
Other borrowings	82,752	2,860	4.61	13,009	212	2.17
Total interest-bearing liabilities	1,498,223	22,681	2.02	1,409,433	4,107	0.39
Non-interest bearing liabilities:
Demand deposits	421,056			441,914
Other liabilities	21,678			15,822
Total non-interest bearing liabilities	442,734			457,736
Stockholders' equity	174,943			187,813
Total Liabilities and Stockholders' Equity	$2,115,900			$2,054,982
Net interest income/spread (tax equivalent basis)		47,328	2.55%		51,734	3.41%
Tax-equivalent basis adjustment		(554)			(570)
Net interest income		$46,774			$51,164
Net interest margin (tax equivalent basis)			3.09%			3.52%

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2023 Compared to
	Nine months ended September 30, 2022
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(603)	$255	$(348)
Securities available for sale:
Taxable	238	805	1,043
Tax-exempt securities	(158)	(81)	(239)
Total securities	80	724	804
Loans receivable	6,292	7,420	13,712
Total interest-earning assets	5,769	8,399	14,168
Interest-bearing liabilities:
Interest-bearing demand and money market	(498)	3,484	2,986
Savings	(39)	131	92
Time	1,912	8,430	10,342
Total interest-bearing deposits	1,375	12,045	13,420
Short-term borrowings	729	1,777	2,506
Other borrowings	1,627	1,021	2,648
Total interest-bearing liabilities	3,731	14,843	18,574
Net interest income (tax-equivalent basis)	$2,038	$(6,444)	$(4,406)

Comparison of Operating Results for the Nine Months Ended September 30, 2023 to September 30, 2022

General

For the nine months ended September 30, 2023, net income totaled $16,405,000 compared to net income of $22,093,000 during the nine months ended September 30, 2022. The decrease in net income for the nine months ended September 30, 2023 was due primarily to a $4,390,000 decrease in net interest income and a $2,005,000 decrease in total other income, net. A $1,168,000 decrease in the provision for credit loss expense offset a portion of the reduced income. Earnings per share for the nine-months ended September 30, 2023 were $2.03 per share for basic shares and fully diluted shares, compared to $2.71 per share for basic shares and for fully diluted shares for the nine months ended September 30, 2022. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2023 were 1.04% and 12.54%, respectively, compared to 1.44% and 15.73%, respectively, for the same period in 2022.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2023 to September 30, 2022
Net income nine months ended September 30, 2022	$22,093
Change due to:
Net interest income	(4,390)
Provision for credit losses	1,168
Service charges and fees	(100)
Net gains on sales of securities and loans	(183)
Net gains on sales of foreclosed real estate owned	(414)
Earnings and proceeds on bank-owned life insurance	(122)
Other income	(1,186)
Salaries and employee benefits	(1,069)
Occupancy, furniture and equipment	(114)
Data processing related	(434)
Professional fees	204
All other expenses	(468)
Income tax expense	1,420
Net income nine months ended September 30, 2023	$16,405

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2023 totaled $47,328,000 which was $4,406,000 lower than the comparable period in 2022. The decrease in net interest income was due primarily to an $18,574,000 increase in total interest expense, which was slightly offset by a $14,168,000 increase in in total interest income (fte). The (fte) net interest spread and net interest margin were 2.55% and 3.09%, respectively, for the nine months ended September 30, 2023 compared to 3.41% and 3.52%, respectively, for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

For the nine months ended September 30, 2023, interest income (fte) totaled $70,009,000 with a yield on average earning assets of 4.57% compared to $55,841,000 and 3.80% for the nine months ended September 30, 2022. Average loans increased $167.7 million during the nine-months ended September 30, 2023, over the comparable period of 2022, while average securities increased $8.3 million during the 2023 nine month period. Average earning assets totaled $2.041 billion for the nine months ended September 30, 2023, an increase of $79.7 million, over the average for the same period in 2022. See “Non-GAAP Financial Measures” described above on page 40.

Interest expense for the nine months ended September 30, 2023 totaled $22,681,000 at an average cost of 2.02% compared to $4,107,000 and 0.39%, respectively, for the same period in 2022. The increase in interest expense during the nine-months ended September 30, 2023 reflects the overall higher level of market interest rates. During the nine months ended September 30, 2023, the average cost of time deposits, which is the most significant component of funding costs, increased 2.22% compared to the nine months ended September 30, 2022, while short-term borrowing costs increased 3.05% and other borrowing costs increased 2.44% compared to the same nine-month period of 2022.

Provision for Credit Losses

The Company released a portion of the allowance for credit losses during the nine months ended September 30, 2023, which resulted in a release of credit loss expense for the nine months ended September 30, 2023 of $568,000, compared to a $600,000 provision expense for the nine months ended September 30, 2022. In addition, the Company recorded a release of credit loss expense of $86,000 related to off-balance sheet commitments for the nine months ended September 30, 2023. The Company makes provisions for credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level. The Company recorded a net charge-off of $2,897,000 for the nine months ended September 30, 2023, compared to a net charge-off of $111,000 for the similar period in 2022. At September 30, 2023, the allowance for credit losses related to loans receivable represented 1.00% of loans receivable. Additionally, at September 30, 2023, the allowance for credit losses related to loans receivable represented 153% of non-performing loans.

Other Income

Other income totaled $6,001,000 for the nine months ended September 30, 2023, compared to $8,006,000 for the same period in 2022. The decrease was due primarily to $1,104,000 of income recognized in 2022 on payoffs of purchased impaired loans that were carried at a discount. Gains on sales of foreclosed real estate owned decreased $414,000, while all other categories of other income decreased $487,000, net.

Other Expense

Other expense for the nine months ended September 30, 2023 totaled $32,649,000 which was $1,881,000, or 6.1%, higher than the same period of 2022, due primarily to a $1,069,000 increase in salaries and employee benefits. All other categories of other expense increased $812,000, net.

Income Tax Expense

Income tax expense totaled $4,289,000 for an effective tax rate of 20.7% for the nine months ended September 30, 2023 compared to $5,709,000 for an effective tax rate of 20.5% for the nine months ended September 30, 2022.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of September 30, 2023, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of September 30, 2023, the Company had a negative 90-day interest sensitivity gap of $45.4 million or 2.1% of total assets, compared to the $46.7 million interest sensitivity gap, or 2.3% of total assets, as of December 31, 2022. At September 30, 2023, rate-sensitive assets repricing within 90 days increased $22.0 million since December 31, 2022 due to a $10.0 million increase in interest-bearing deposits with banks, and a $9.6 million increase in loans repricing. Rate-sensitive liabilities repricing within 90 days increased $20.7 million since year end due primarily to a $35.5 million increase in time deposits. A negative gap means that rate-sensitive liabilities are greater than rate-sensitive assets at the time interval. This would indicate that in a rising rate environment, the cost of interest-bearing liabilities in the 90-day time frame could increase faster than the yield on interest-earning assets. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

September 30, 2023

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$13,005	$—	$—	$—	$13,005
Securities	10,593	32,898	77,648	259,360	380,499
Loans Receivable	228,416	250,787	554,382	577,484	1,611,069
Total RSA	$252,014	$283,685	$632,030	$836,844	$2,004,573
Non-maturity interest-bearing deposits	$107,253	$106,009	$282,272	$195,806	$691,340
Time Deposits	125,779	374,975	115,817	8,671	625,242
Borrowings	64,381	62,022	94,203	20,722	241,328
Total RSL	$297,413	$543,006	$492,292	$225,199	$1,557,910
Interest Sensitivity Gap	$(45,399)	$(259,321)	$139,738	$611,645	$446,663
Cumulative Gap	(45,399)	(304,720)	(164,982)	446,663
RSA/RSL-cumulative	84.74%	63.74%	87.62%	128.67%

December 31, 2022

Interest Sensitivity Gap	$(46,676)	$(158,452)	$27,463	$647,143	$469,478
Cumulative Gap	(46,676)	(205,128)	(177,665)	469,478
RSA/RSL-cumulative	83.1%	70.3%	85.0%	138.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2023.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2023	-	$-	-	274,094
August 1 – 31, 2023	-	-	-	274,094
September 1 – 30, 2023	-	-	-	274,094
Total	-	$-	-	274,094

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

The Bank was recently notified by its third-party information technology service provider of a data security incident that involved unauthorized access to a number of its financial institution clients’ customer data, including the Bank’s customer information, in one of their file transfer applications, MOVEit. The vulnerability discovered in MOVEit did not involve any of the Bank’s internal systems and did not impact the Bank’s ability to service its customers. The incident involved vulnerabilities discovered in MOVEit Transfer, a file transfer software used by the Bank’s vendor to support services it provides to the Bank and other financial institutions. MOVEit is a commonly used secure Managed File Transfer (MFT) software, which supports file transfer activities used by thousands of organizations around the world, including government agencies and major financial firms.

The Bank’s service provider launched an investigation into the nature and scope of the MOVEit vulnerability’s impact on its systems and discovered that the unauthorized activity in the MOVEit Transfer environment occurred between May 27 and 31, 2023, which was before the existence of this vulnerability was publicly disclosed. During that time, unauthorized actors obtained the Bank’s vendor files transferred by MOVEit. These files included the Bank and other financial institution customer information.

The Company does not believe this incident will have a material impact on its business, operations or consolidated financial statements.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 14, 2023	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)