Form 10-K
period 2023-12-31
NORWOOD FINANCIAL CORP
filed 2024-03-14
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2023, $29.53 per share, was $216.1 million based on 7,318,186 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2024, there were 8,110,156 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders. (Part III)

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

•an increase in the Pennsylvania Bank Shares Tax to which our bank subsidiary’s capital stock is currently subject, or imposition of any additional taxes on the capital stock of us or our bank subsidiary;

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

•volatility in the securities markets;

•disruptions due to flooding, severe weather, or other natural disasters or Acts of God;

•acts of war, terrorism, or global military conflict; and

•other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing products and services described elsewhere in this Annual Report on Form 10-K.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Item 1. Business.

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2023, the Company had total consolidated assets of $2.201 billion, consolidated deposits of $1.795 billion, and consolidated stockholders’ equity of $181.1 million. The Company’s ratio of average equity to average assets was 8.14%, 8.87%, and 10.04% for fiscal years 2023, 2022 and 2021, respectively. The decrease in the 2023 level was due to the impact of rising interest rates and the related decrease in accumulated other comprehensive income (loss).

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC. The Bank is an independent community bank with fifteen offices in Northeastern Pennsylvania and fourteen offices in Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2023 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 22.64%, the second largest share in Pike County with 18.88%, seventh largest share in Monroe County with 3.51%, the eleventh largest share in Lackawanna County with 1.13% and the seventeenth largest share in Luzerne County with 0.34%. At June 30, 2023, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 30.55% and the fifth largest share in Sullivan County, New York, with 8.68%. The Bank’s market share in Ontario, Otsego and Yates Counties were 3.50%, 17.21% and 9.81%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2023, the Bank had 261 full-time and four part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2023, the Bank had $192.4 million of assets under management compared to $184.9 million as of December 31, 2022. The increase reflects growth and improved market valuations during 2023, such as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of, or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $296,000 and $119,000 in 2023 and 2022, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc. (“WTRO”), a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2023 and 2022, the outstanding balance of foreclosed properties on which WTRO held title totaled $0 and $346,000, respectively.

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania capital requirements in effect as of December 31, 2023.

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

At December 31, 2023, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2023, the Bank’s loans-to-one-borrower limitation was $32.5 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2023, the Bank was in compliance with this requirement.

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

Privacy Regulations and Cybersecurity. Federal regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours

Incentive Compensation. The FDIC and the Federal Reserve review, as part of their regular, risk-focused examinations, the incentive compensation arrangements of banking organizations. These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies are incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

In October 2023, the Nasdaq, adopted listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The Company adopted a clawback policy compliant with the new Nasdaq listing standard, effective October 2, 2023.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Incident Response Policy

The Board of Directors is responsible for overseeing the risks from cybersecurity threats. Each month, the Board is presented with the executive overview of the Cybersecurity Continuous Monitoring Review Report (“Report”) prepared by the Company’s third-party chief information security officer. The Board of Directors reviews the Report each month and, if warranted, directs senior management of the Company to take necessary and appropriate actions in accordance with the IR Policy (as defined below).

Wayne Bank has adopted an Incident Response Policy (the “IR Policy”) for responding to cybersecurity incidents. This IR Policy applies to both potential and actual incidents. The IR Policy should be invoked in any context where the Bank believes that an incident may have occurred. The IR Policy applies to all employees, contractors, and third parties. The objectives of the IR Policy are to ensure the protection of customer data and all organization assets from security incidents and ensure timely detection, mitigation, and communication of security incidents to appropriate parties.

Implementation of the IR Policy requires cross-functional efforts from across the organization. The roles/functions involved and the related responsibilities in enforcing the IR Policy are spread across the entire organization of the Bank’s senior leadership and chief credit officer.

Once the possibility of a cybersecurity incident has been noted, employees assigned to appropriate teams do the necessary research and analysis to confirm either that there is an incident requiring additional action, or that no further action is necessary. This will typically involve some combination of Operations and Information Technology. If an incident is confirmed, an incident response team is formed, and the team takes steps to contain the incident to limit damage, eradicate the incident to restore our full control of all Bank systems and eliminate unauthorized access, and recover data and full functionality. Detection and analysis continue during this phase as necessary to ensure that this phase has been successfully executed. This phase also involves communication as needed with employees, customers, partners and service providers, legal representatives, insurance provider, law-enforcement authorities, and regulatory bodies as necessary and appropriate.

In the post-incident phase, the Bank analyzes the root cause of the incident, identifies any changes that need to be made to policies, procedures, training, documentation, and technology to protect against similar incidents in the future, and institutes a plan to implement them. In addition, the Bank undertakes any additional communication with the necessary parties and the public, if appropriate, and the Bank’s legal representatives, insurance provider, law-enforcement authorities, and regulatory bodies as appropriate to fully address the impact of the incident, and fully documents the entire incident.

During the fiscal year ended December 31, 2023, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2. Properties.

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-eight additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $38.2 million with a net book value of $17.8 million as of December 31, 2023. The Bank currently operates automated teller machines at all of its community office facilities, as well as one off-site ATM. The Bank leases eight of its locations.

Item 3. Legal Proceedings.

On February 20, 2024, the Company was notified of a Complaint (the “Complaint”) entitled Ian Werkmeister vs. Wayne Bank, filed on February 12, 2024 in the United States District Court for the Middle District of Pennsylvania seeking class action status. The Plaintiff is seeking monetary recovery and other relief on behalf of themselves and one or more putative classes of other individuals similarly situated. The Complaint arises out of a widely reported data security incident involving MOVEit, a file sharing software used globally by government agencies, enterprise corporations, and financial institutions. In October of 2023, Wayne Bank was notified by its third-party information service provider of a cyber-incident that involved unauthorized access to Wayne Bank customer information in one of the vendor’s file transfer applications. The incident involved vulnerabilities discovered in MOVEit Transfer, a file transfer software used by the Bank’s vendor to support services provided by the vendor to Wayne Bank and its related institutions. MOVEit is a commonly used secure Managed File Transfer software, which supports file transfer activities used by thousands of organizations around the world, including government agencies and major financial firms. The vulnerability discovered in MOVEit did not involve any of Wayne Bank’s internal systems and did not impact the Bank’s ability to service its customers.

In December 2023, in accordance with applicable laws and regulations, the Bank began notifying its affected customers of the cyber incident and arranged for its affected customers to receive free identity monitoring service for two years. The identity monitoring services included credit monitoring, fraud consultation, and identity theft restoration.

The Company believes it has meritorious defenses to the claims asserted in the Complaint and intends to vigorously defend itself against such Complaint. While we continue to measure the impact of this cyber-incident, including certain remediation expenses and other potential liabilities, we do not currently believe this incident will have a material adverse effect on our business, operations, or financial results.

Other than the foregoing, neither the Company nor its subsidiaries are involved in any other pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2023, there were approximately 1,250 registered stockholders based on the records of our transfer agent.

The following firms are known to make a market in the Company’s stock:

Janney Montgomery Scott, LLC Philadelphia, PA 19103 215-665-6566	RBC Capital Markets Philadelphia, PA 19103 215-832-1500

Stifel Nicolaus

St,. Louis, MO 63102

314-342-2000

The following table sets forth the price range and cash dividends declared per share regarding common stock for the periods indicated:

	Closing Price Range
	High	Low	Cash dividend
Year 2023			Declared per share
First Quarter	$34.69	$28.65	$0.29
Second Quarter	32.08	24.00	0.29
Third Quarter	32.98	25.76	0.29
Fourth Quarter	34.49	24.27	0.30

Year 2022
First Quarter	$28.85	$26.23	$0.28
Second Quarter	29.00	23.44	0.28
Third Quarter	28.01	24.04	0.28
Fourth Quarter	34.25	26.58	0.29

The book value of the common stock was $22.99 per share as of December 31, 2023 compared to $20.86 per share as of December 31, 2022. As of December 31, 2023, the closing stock price was $32.91 per share, compared to $33.44 as of December 31, 2022.

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

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2023.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2023	—	$—	—	274,094
November 1 – 30, 2023	—	—	—	274,094
December 1 – 31, 2023	—	—	—	274,094

Total	—	$—	—	274,094

Item 6. Selected Financial Data.

For the years ended December 31,	2023	2022	2021	2020	2019
Net interest income	$62,067	$68,397	$65,313	$50,476	$38,606
Provision for credit losses	5,548	900	4,200	5,450	1,250

Other income	8,270	9,926	8,056	7,182	6,355
Net realized (losses) gains on sales of loans and securities	(146)	6	269	598	423

Other expenses	43,497	41,044	38,578	34,440	27,311
Income before income taxes	21,146	36,385	30,860	18,366	16,823
Income tax expense	4,387	7,152	5,945	3,286	2,608

NET INCOME	16,759	29,233	24,915	15,080	14,215
Net income per share-Basic	$2.08	$3.59	$3.05	$2.09	$2.27
-Diluted	$2.07	$3.58	$3.04	$2.09	$2.25
Cash dividends declared	$1.17	$1.13	$1.06	$1.01	$0.97
Dividend pay-out ratio	56.25%	31.48%	34.75%	48.33%	42.73%

Return on average assets	0.79%	1.43%	1.24%	0.97%	1.18%
Return on average equity	9.67%	16.11%	12.35%	9.06%	10.83%

BALANCES AT YEAR-END
Total assets	2,201,079	2,047,070	2,068,504	1,851,864	1,230,610
Loans receivable	1,603,618	1,473,945	1,354,931	1,410,732	924,581
Allowance for credit losses	18,968	16,999	16,442	13,150	8,509
Total deposits	1,795,159	1,727,727	1,756,793	1,535,385	957,529
Stockholders’ equity	181,070	167,085	205,262	194,785	137,428
Trust assets under management	192,374	184,855	195,958	168,085	170,685

Book value per share	$22.99	$20.86	$25.24	$23.72	$21.67

Tier 1 Capital to risk-adjusted assets	11.99%	12.49%	12.49%	11.65%	13.08%
Total Capital to risk-adjusted assets	13.06%	13.58%	13.66%	12.62%	13.98%
Allowance for credit losses to total loans	1.18%	1.15%	1.21%	0.93%	0.92%
Non-performing assets to total assets	0.35%	0.07%	0.12%	0.24%	0.19%

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022. This section should be read in conjunction with the consolidated financial statements and related footnotes.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the determination of goodwill impairment. Please refer to the discussion of the allowance for credit losses calculation under “Allowance for Credit Losses and Non-performing Assets” in the “Financial Condition” section.

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

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2023 were $2.201 billion compared to $2.047 billion as of year-end 2022, an increase of $154.0 million. The increase in assets was primarily attributable to a $129.7 million increase in loans receivable.

Loans Receivable

As of December 31, 2023, loans receivable totaled $1.604 billion compared to $1.474 billion as of year-end 2022, an increase of $129.7 million due primarily to a $64.2 million increase in consumer loans. Commercial real estate loans increased $23.6 million, while construction loans increased $19.0 million during the year ended December 31, 2023.

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

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2023, there were $247.7 million of indirect loans in the portfolio.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2023, the Bank had approximately $149.2 million in loans on commercial rentals, as well as $115.2 million of loans outstanding on residential rentals, which are its largest lending concentrations.

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

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2023. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year	After One to	After Five Years	After
	or Less	Five Years	Through 15 years	15 years	Total
	(dollars in thousands)

Real Estate:
Residential	$42,432	$118,830	$115,031	$40,253	$316,546
Commercial	70,547	179,159	340,895	84,555	675,156
Agricultural	4,309	16,808	31,868	10,874	63,859
Construction	2,602	7,253	22,160	19,438	51,453
Commercial loans	85,865	85,367	24,849	4,495	200,576
Other agricultural loans	11,803	16,597	3,290	276	31,966
Consumer loans	99,549	151,510	12,470	792	264,321
Total	$317,107	$575,524	$550,563	$160,683	$1,603,877

Loans with fixed rates	$34,440	$181,822	$394,898	$232,780	$843,940
Loans with floating rates	219,481	490,418	50,038	-	759,937
Total	$253,921	$672,240	$444,936	$232,780	$1,603,877

allowance for CREDIT Losses

The allowance for credit losses totaled $18,968,000 as of December 31, 2023, and represented 1.18% of total loans receivable compared to $16,999,000 and 1.15% of total loans as of year-end 2022. Net charge-offs for 2023 totaled $6,078,000 and represented 0.39% of average loans compared to $343,000 and 0.02% of average loans in 2022.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. As of December 31, 2023, the Company had $16,805,000 million of junior lien home equity loans. For the year ended December 31, 2023, there were $0 of charge-offs for this portfolio, with recoveries of $0 in 2023.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. At December 31, 2023, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

As of December 31, 2023 and 2022, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2023, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $149.2 million, or 9.3% of loans outstanding, to commercial rentals, and $115.2 million, or 7.2% of loans outstanding, to residential rentals. For the year ended December 31, 2023, the Company recognized charge offs of $6,000 on commercial rentals and $44,000 on residential rentals. There were no charge-offs on loans within these concentrations in 2022.

Banking regulators have established guidelines of less than 100% of tier 1 capital plus allowance for credit losses in construction lending and less than 300% of tier 1 capital plus allowance for credit losses in commercial real estate lending that management monitors as part of the risk management process. The construction concentration ratio is a percentage of the outstanding construction and land development loans to total tier 1 capital plus allowance for credit losses. The commercial real estate concentration ratio is a percentage of the outstanding balance of non-owner occupied commercial real estate, multifamily, and construction and land development loans to tier 1 capital plus allowance for credit losses. Management strives to operate within the thresholds set forth above.

As of December 31, 2023, the Company had $675.2 million of commercial real estate loans, which represented 42.1% of total loans outstanding. Non-owner occupied commercial real estate loans totaled $294.9 million, or 18.4% of total loans outstanding and 134.8% of regulatory capital requirements. As of December 31, 2023, the Company had $51.5 million of construction loans, which represented 3.2% of total loans outstanding and 23.5% of regulatory capital requirements.

The following table sets forth information with respect to the Bank’s allowance for credit losses as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(dollars in thousands)
Total loans receivable, net of deferred fees	$1,603,618	$1,473,945

Allowance balance at beginning of period	$16,999	$16,442

Net (charge-offs) recoveries:
Real Estate-Residential	(28)	(42)
Real Estate-Commercial	(139)	62
Real Estate-Agricultural	—	—
Real Estate-Construction	—	—
Commercial loans	(4,932)	30
Other agricultural loans	—	—
Consumer	(979)	(393)

Total	(6,078)	(343)

Impact of Adopting ASC 326	2,466	—
Provision Expense	5,581	900
Allowance balance at end of period	$18,968	$16,999

Average loans receivable:
Real Estate-Residential	$306,404	$286,545
Real Estate-Commercial	692,681	635,207
Real Estate-Agricultural	67,367	65,937
Real Estate-Construction	38,017	24,472
Commercial loans	197,598	185,687
Other agricultural loans	33,859	36,352
Consumer	229,739	166,803

Total average loans outstanding	$1,565,665	$1,401,003

Net (charge-offs) recoveries as a percent of average loans outstanding
Real Estate-Residential	(0.01)%	(0.01)%
Real Estate-Commercial	(0.02)	0.01
Real Estate-Agricultural	-	-
Real Estate-Construction	-	-
Commercial loans	(2.50)	0.02
Other agricultural loans	-	-
Consumer	(0.43)	(0.24)

Total net charge-offs	(0.39)%	(0.02)%

Credit Quality Ratios:
As a percent of year-end loans, net of unearned income:
Allowance for credit losses	1.18%	1.15%
Nonaccrual loans	0.48%	0.08%
Nonperforming loans	0.48%	0.08%
Allowance for credit losses to nonaccrual loans	248.86%	1527.31%
Allowance for credit losses to nonperforming loans	248.86%	1527.31%

During the twelve month period ended December 31, 2023, the Bank recognized a charge-off in the amount of $4,806,000 on one commercial credit relationship resulting from the borrower’s inability to make scheduled contractual payments. This isolated event contributed to an increase in net charge-offs for the twelve months ended December 31, 2023 to $6,078,000 from the $343,000 of net charge-offs reported for the twelve months ended December 31, 2022. As of December 31, 2023, the remaining carrying value of the credit was $4,150,000, which was classified as a nonaccrual loan. As a result of this charge-off and transfer to nonperforming loans, the provision for credit losses increased to $5,548,000 for the twelve months ended December 31, 2023, compared to $900,000 for the twelve months ended December 31, 2022.

The following table sets forth the allocation of the Bank’s allowance for credit losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2023		2022
		% of		% of
		Loans		Loans
		to Total		to Total
	Amount	Loans	Amount	Loans
	(dollars in thousands)
Real estate – residential	$1,351	7.1%	$2,833	20.3%
Real estate – commercial	11,871	62.6	8,293	44.2
Real estate – agricultural	58	0.3	259	4.7
Real estate – construction	933	4.9	409	2.2
Commercial	1,207	6.4	2,445	12.7
Other agricultural loans	94	0.5	124	2.4
Consumer	3,454	18.2	2,636	13.5
Total	$18,968	100%	$16,999	100%

Additional information about the allowance for credit losses at December 31, 2023 is presented under “Item 1. Business” of this Annual Report on Form 10-K, as well as in Note 2 and Note 4 to the audited consolidated financial statements.

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

As of December 31, 2023, non-performing loans totaled $7,622,000 and represented 0.48% of total loans compared to $1,113,000 or 0.08% as of December 31, 2022. The increase in the level of non-performing loans was due primarily to one commercial relationship in the amount of $6,956,000 that was transferred to non-accrual status in the third quarter of 2023. As of December 31, 2023, the carrying value of this credit was $4,150,000. In January 2024, a $3,900,000 payment was received through the sale of assets. The remaining $250,000 was reclassified to accounts receivable and is expected to be collected through contractual future payments.

Foreclosed real estate owned totaled $97,000 as of December 31, 2023 and $346,000 as of December 31, 2022. During 2023, one property with a carrying value of $346,000 was disposed of through a sale, after a partial write down of $54,000, and one property with a carrying value of $290,000 was disposed of through a sale. The Company recorded a gain of $80,000 on the sale of these two properties during the year ended December 31, 2023. Additionally, two properties with a carrying value of $387,000 were transferred to foreclosed real estate owned in 2023.

Securities

The securities portfolio consists of U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities issued by government sponsored entities and municipal obligations. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2023, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2023, $406.3 million of securities were so classified and carried at their fair value, with unrealized losses, net of tax, of $47.8 million included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2023, the average life of the portfolio was 6.7 years. The Company has maintained a relatively short average life in the portfolio in order to generate cash flow to support loan growth and maintain liquidity levels. Purchases for the year totaled $12.7 million, while maturities and principal reductions totaled $33.7 million and proceeds from sales were $3.3 million. The purchases were funded principally by cash flow generated from the portfolio.

The following table sets forth certain information regarding securities not carried at fair value through earnings, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2023 and 2022. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities	$26,495	4.12%	$27,105	1.68%	$—	—%	$—	—%	$53,600	2.84%
U.S. Government agencies	—	—	5,531	1.75	10,465	1.64	—	—	15,996	1.69
State and political subdivision	2,341	3.44	6,970	2.51	47,305	1.98	72,863	2.35	129,479	2.23
Mortgage-backed securities - government sponsored entities	265	2.55	2,030	2.01	16,619	2.35	188,270	1.81	207,184	1.86

Total Investment Securities	$29,101	4.05%	$41,636	1.84%	$74,389	2.01%	$261,133	1.96%	$406,259	2.09%

The portfolio had no adjustable-rate instruments as of December 31, 2023 and 2022. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2023, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for credit losses as fair value declines below cost. In estimating credit losses, management considers the financial condition and near-term prospects of the issuer. As of December 31, 2023, the Company held 336 investment securities in a loss position, which had a combined unrealized loss of $60.6 million. Management believes that these losses are principally due to changes in interest rates and concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on the available-for-sale debt securities for the twelve months ended December 31, 2023, nor did they recognize any other-than- temporary-impairment charges for the twelve months ended December 31, 2022.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain financial instruments and determine fair value disclosures (see Note 16 of Notes to the Consolidated Financial Statements).

Approximately $407.5 million, which represents 18.5% of total assets at December 31, 2023, consisted of financial instruments recorded at fair value on a recurring basis. This amount consists entirely of the Company’s available for sale securities portfolio and interest rate derivatives. The Company uses valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. There were no transfers into or out of Level 3 for any instruments for the years ended December 31, 2023 and 2022.

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

The Company also utilizes a third party provider to provide the fair value of certain loan servicing rights. Fair value for the purpose of this measurement is defined as the amount at which the asset could be exchanged in a current transaction between willing parties, other than in a forced liquidation. The fair value of mortgage servicing rights as of December 31, 2023 and 2022 was $506,000 and $498,000, respectively.

DEPOSITS

The Bank provides a full range of deposit products to its retail and business customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2023, the Bank does not have any brokered deposits obtained through internet listing services, and no broker deposits which were secured through Cede & Co. The Bank participates in the Jumbo CD ($100,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include IntraFi CDARS and ICS, cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, Zelle and Automated Clearing House (ACH) activity. The Bank operates thirty automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.waynebank.com. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2023		2022
	Average		Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$418,631	—%	$442,607	—%
Interest-bearing demand	228,909	1.13	233,000	0.22
Money Market	237,421	1.37	306,518	0.32
Savings	248,629	0.15	298,933	0.08
Time	610,725	3.25	487,674	0.97

Total	$1,744,315		$1,768,732

As of December 31, 2023 and 2022, the total of uninsured deposits of the Company was $644,486,000 and $629,101,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

As of December 31, 2023, the total of U.S. time deposits in excess of the Federal Deposit Insurance Corporation insurance limits were $269,499,000.

The following table indicates the amount of time deposits that are uninsured by time remaining until maturity as of December 31, 2023:

Amount
(in thousands)

Three months or less	$91,837
Over 3 through 6 months	73,208
Over 6 months through 12 months	76,793
Over 12 months	27,661
$269,499

Total deposits as of December 31, 2023, were $1.795 billion, an increase of $67.4 million from December 31, 2022. Non-maturity interest-bearing deposits decreased $102.9 million in 2023, while non-interest bearing demand deposits decreased $35.0 million. Time deposits increased $205.3 million during 2023.

Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers with maturities generally less than one year, totaled $241.8 million as of December 31, 2023, compared to $213.6 million at year-end 2022. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

As of December 31, 2023, non-interest bearing demand deposits totaled $399.5 million compared to $434.5 million at December 31, 2022. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $54.1 million at December 31, 2023 compared to $51.0 million as of December 31, 2022. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

RESULTS OF OPERATIONS

Summary

Net income for the Company for the year ended December 31, 2023 was $16,759,000, which was $12,474,000 lower than the $29,233,000 earned in the year ended December 31, 2022. Earnings per share on a fully diluted basis were $2.07 for 2023 compared to $3.58 in 2022. The return on average assets for the year ended December 31, 2023, was 0.79%, and the return on average equity was 9.67%, compared to 1.43% and 16.11%, respectively, for the year ended December 31, 2022. Net interest income decreased $6,330,000 for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2023, is primarily attributable to a $4,648,000 increase in the provision for credit losses, a $1,808,000 decrease in other income, and a $2,453,000 increase in other expenses.

For the year ended December 31, 2023, fully taxable equivalent (“fte”) net interest income totaled $62,816,000, a decrease of $6,348,000 from the year ended December 31, 2022 total. Average loans outstanding increased $164.7 million in 2023, which contributed to an increase in interest income (fte) of $19.2 million. During the year ended December 31, 2023, average interest-bearing deposits decreased $441,000. During the year ended December 31, 2023, however, total interest expense increased $19.6 million due increased market interest rates. The cost of borrowed funds increased $6.6 million in 2023, compared to the prior year due to an increase in borrowings, and higher market interest rates. During the year ended December 31, 2023, the resulting net interest spread (fte) decreased to 2.47% compared to 3.38% at December 31, 2022, as a 0.78% increase in the yield earned was offset by a 1.69% increase in the cost of funds.

Total other income for the year ended December 31, 2023 was $8,124,000, compared to $9,932,000 in the prior year, a decrease of $1,808,000. During the year ended December 31, 2023, gains on the sale of loans and investment securities decreased $152,000 in the aggregate, while gains on the sale of foreclosed real estate owned decreased $347,000. Earnings and proceeds on life insurance policies decreased $75,000 in 2023 compared to 2022, while all other items of other income decreased $1,234,000, net, in 2023. The decrease in 2023 includes $1.1 million of earnings recognized in 2022 due to the payoff of purchased impaired loans acquired at a discount.

During the year ended December 31 ,2023, other expenses were $43,497,000, compared to $41,044,000 for the same period in 2022, an increase of $2,453,000. Salaries and benefits costs increased $1,494,000 in 2023, while data processing costs increased $394,000. Taxes, other than income decreased $447,000. All other operating expenses increased $1,012,000, net, in 2023. Income tax expense for the 2023 year totaled $4,387,000, which was a decrease of $2,765,000 from the 2022 year ended. The effective tax rate in 2023 was 20.7% compared to 19.7% in 2022.

The following table sets forth changes in net income (in thousands):

Net income 2022	$29,233
Net interest income	(6,330)
Provision for credit losses	(4,648)
Net gains on sales of loans and securities	(152)
Net gains on sales of foreclosed real estate	(347)
Other income	(1,309)
Salaries and employee benefits	(1,494)
Occupancy, furniture and equipment	(116)
Date processing and related operations	(394)
Advertising	(113)
FDIC insurance assessment	(373)
Indirect dealer fees	(547)
Shares tax expense	447
Other expenses	137
Income tax expense	2,765
Net income 2023	$16,759

NET INTEREST INCOME

Net interest income is the most significant source of revenue for the Company and represented 88.4% of total revenue for the year ended December 31, 2023. Net interest income (fte) totaled $62,816,000 for the year ended December 31, 2023 compared to $69,164,000 for 2022, an decrease of $6,348,000. The resulting fte net interest spread and net interest margin were 2.47% and 3.06%, respectively, in 2023 compared to 3.38% and 3.53%, respectively, in 2022.

Interest income (fte) for the year ended December 31, 2023 totaled $96,289,00 compared to $76,433,000 in 2022. The fte yield on average earning assets was 4.68%, increasing 78 basis points from the 3.90% reported last year. The tax-equivalent yield on total loans was 5.46% in 2023, increasing from 4.73% in 2022, while average loans outstanding increased $164.7 million, resulting in an increase in interest income (fte) from loans of $19.2 million. The yield on securities increased 17 basis points in 2023 due primarily to higher yields on new securities purchased during the year ended December 31, 2023. During the year ended December 31, 2023, while average securities outstanding decreased $1.4 million, interest income (fte) from securities outstanding, increased $803,000 from the year ended December 31, 2022.

Interest expense was $33,473,000 for the year ended December 31, 2023, which resulted in an average cost of interest-bearing liabilities of 2.21% compared to total interest expense of $7,269,000 during the year ended December 31, 2022, with an average cost of 0.52%. Total interest-bearing deposits cost was 1.96% for the year ended December 31, 2023, which was an increase of 147 basis points over the 2022 fiscal year ended. The increase in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in an increase in the interest rate paid from 0.97% in 2022 to 3.25% in 2023. Borrowing costs also increased in 2023, reflecting the higher market interest rate environment.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $5,548,000 in 2023 compared to $900,000 in 2022. During the twelve month period ended December 31, 2023, the Bank recognized a charge-off in the amount of $4,806,000 on one commercial credit relationship resulting from the borrower’s inability to make scheduled contractual payments. This isolated event contributed to an increase in net charge-offs for the twelve months ended December 31, 2023 to $6,078,000 from the $343,000 of net charge-offs reported for the twelve months ended December 31, 2022. As of December 31, 2023, the remaining carrying value of the credit was $4,150,000, which was classified as a nonaccrual loan.

The Company makes provisions for, or releases of, credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis.

OTHER INCOME

Total other income was $8,124,000 for the year ended December 31, 2023, compared to $9,932,000 in 2022, a decrease of $1,808,000. Debit card fees decreased $194,000 in 2023, loan related service fees decreased $222,000, and gains on the sale of foreclosed real estate owned decreased $347,000. During 2023, gains on the sale of loans and investment securities decreased $152,000 in the aggregate, while all other items of other income decreased $893,000, net, due primarily to $1.1 million of income recognized in 2022 on previously acquired purchased impaired loans that were carried at a discount.

Other Income (dollars in thousands)

For the year ended December 31

	2023	2022
Service charges on deposit accounts	$428	$420
ATM Fees	446	452
Overdraft Fees	1,344	1,155
Safe deposit box rental	92	93
Loan related service fees	706	928
Debit card	2,301	2,495
Fiduciary activities	898	845
Commissions on mutual funds & annuities	296	118
Earnings on and proceeds from bank-owned life insurance	1,012	1,087
Other income	667	1,906
	8,190	9,499
Net realized (losses) gains on sales of securities	(209)	3
Gains on sales of loans	63	3
Gains on sales of foreclosed real estate owned	80	427
Total	$8,124	$9,932

OTHER EXPENSES

Other expenses totaled $43,497,000 for the year ended December 31, 2023, compared to $41,044,000 in the 2022 fiscal year. Salaries and employee benefits costs increased $1,494,000 in 2023, while data processing costs increased $394,000. FDIC insurance assessments increased $373,000. During the year ended December 31, 2023, all other operating expenses increased $192,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income, was 61.3% in 2023 compared to 51.9% in 2022.

Other Expenses (dollars in thousands)

For the year ended December 31

	2023	2022
Salaries	$14,514	$13,791
Employee benefits	9,051	8,280
Occupancy	3,864	3,701
Furniture and equipment	1,219	1,266
Data processing and related operations	3,342	2,948
Federal Deposit Insurance Corporation insurance assessment	985	612
Advertising	630	516
Professional fees	1,676	1,719
Postage and telephone	981	959
Taxes, other than income	566	1,013
Foreclosed real estate	129	73
Amortization of intangible assets	85	101
Other	6,455	6,065
Total	$43,497	$41,044

INCOME TAXES

Income tax expense for the year ended December 31, 2023 totaled $4,387,000, which resulted in an effective tax rate of 20.7%, compared to $7,152,000 and 19.7% for 2022.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2023, was $181.1 million, compared to $167.1 million as of December 31, 2022. Earnings retention, net of a $9.5 million reduction resulting from cash dividends declared, contributed to the increase. Fluctuations in interest rates during the year ended December 31, 2023, impacted the fair value of the Company’s Available-for-Sale securities, and contributed to $10.0 million increase in accumulated other comprehensive income. As of December 31, 2023 the Company had a leverage capital ratio of 9.00%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 11.99%, and a total risk-based capital ratio of 13.06%, compared to 9.36%, 12.49% and 13.58%, respectively, at December 31, 2022.

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

The following table reconciles net interest income to net interest income on a fully taxable-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2023	2022
Net interest income	$62,067	$68,397
Tax-equivalent basis adjustment
using a 21% marginal tax rate	749	767
Net interest income on a fully
taxable equivalent basis	$62,816	$69,164

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2023			2022
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)		(2)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$7,537	$409	5.43%	$77,496	$602	0.78%
Securities available for sale:
Taxable	411,633	8,390	2.04	405,374	7,262	1.79
Tax-exempt	70,598	1,940	2.75	78,224	2,265	2.90
Total securities available for sale	482,231	10,330	2.14	483,598	9,527	1.97
Loans receivable (3)(4)	1,565,665	85,550	5.46	1,401,003	66,304	4.73
Total interest-earning assets	2,055,433	96,289	4.68	1,962,097	76,433	3.90
Noninterest earning assets:
Cash and due from banks	26,633			24,560
Allowance for credit losses	(18,122)			(16,854)
Other assets	64,626			77,800
Total noninterest earning assets	73,137			85,506
TOTAL ASSETS	$2,128,570			$2,047,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$466,329	5,824	1.25	$539,518	1,506	0.28
Savings	248,629	378	0.15	298,933	242	0.08
Time	610,726	19,827	3.25	487,674	4,723	0.97
Total interest-bearing deposits	1,325,684	26,029	1.96	1,326,125	6,471	0.49
Short-term borrowings	93,455	3,048	3.26	69,711	524	0.75
Other borrowings	94,931	4,396	4.63	11,045	274	2.48
Total interest-bearing liabilities	1,514,070	33,473	2.21	1,406,881	7,269	0.52
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	418,631			442,607
Other liabilities	22,595			16,616
Total noninterest-bearing liabilities	441,226			459,223
Stockholders’ equity	173,274			181,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,128,570			$2,047,603

Net Interest Income/spread
(tax equivalent basis)		62,816	2.47%		69,164	3.38%
Tax-equivalent basis adjustment		(749)			(767)
Net Interest Income		$62,067			$68,397
Net interest margin
(tax equivalent basis)			3.06%			3.53%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2023 compared to 2022
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$(818)	$625	$(193)
Securities available for sale:
Taxable	125	1,003	1,128
Tax-exempt securities	(216)	(109)	(325)
Total securities available for sale	(91)	894	803
Loans receivable	8,474	10,772	19,246
Total interest-earning assets	7,565	12,291	19,856

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	(795)	5,113	4,318
Savings	(64)	200	136
Time	3,370	11,734	15,104
Total interest-bearing deposits	2,511	17,047	19,558
Short-term borrowings	626	1,898	2,524
Other borrowings	2,702	1,420	4,122
Total interest-bearing liabilities	5,839	20,365	26,204

Net interest income (tax-equivalent basis)	$1,726	$(8,074)	$(6,348)

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of December 31, 2023, the level of net interest income at risk in a ± 200 basis points increase was within the Company’s policy limit of a decline less than 10% of net interest income.

Imbalances in repricing opportunities at a given point in time reflect interest-sensitivity gaps measured as the difference between rate-sensitive assets and rate-sensitive liabilities. These are static gap measurements that do not take into account any future activity, and as such are principally used as early indicators of potential interest rate exposures over specific intervals.

At December 31, 2023, the Bank had a negative 90-day interest sensitivity gap of $43.6 million or 1.98% of total assets. A negative gap indicates that the balance sheet has a higher level of rate-sensitive liabilities (RSL) than rate-sensitive assets (RSA) at the specific time interval. This would indicate that in an increasing rate environment, the cost of interest-bearing liabilities would increase faster than the yield on interest-earning assets in the 90-day period. The level of RSA and RSL for an interval is managed by ALCO strategies, including adjusting the average life of the investment portfolio through purchases and sales, pricing of deposit liabilities to attract long or short-term time deposits, utilizing borrowings to fund loan growth, loan pricing to encourage variable-rate products and evaluation of loan sales of long-term, fixed-rate mortgages.

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

The following table displays interest-sensitivity as of December 31, 2023 (dollars in thousands):

	3 Months	3-12		Over
	Or Less	Months	1-3 Years	3 Years	Total
Federal funds sold and
interest-bearing deposits	$37,587	$—	$—	$—	$37,587
Securities	16,099	41,137	65,648	283,375	406,259
Loans Receivable	237,678	257,551	559,921	548,468	1,603,618
Total Rate Sensitive Assets (RSA)	$291,364	$298,688	$625,569	$831,843	$2,047,464

Non-maturity interest-bearing deposits	$104,379	$107,882	$286,392	$187,852	$686,505
Time Deposits	185,991	398,767	116,845	7,506	709,109
Borrowings	44,595	47,784	88,030	17,903	198,312
Total Rate Sensitive Liabilities (RSL)	$334,965	$554,433	$491,267	$213,261	$1,593,926

Interest sensitivity gap	$(43,601)	$(255,745)	$134,302	$618,582	$453,538
Cumulative gap	(43,601)	(299,346)	(165,044)	453,538
RSA/RSL-cumulative	86.9%	66.3%	88.1%	128.5%

As of December 31, 2022
Interest sensitivity gap	$(46,676)	$(158,452)	$27,463	$647,143	$469,478
Cumulative gap	(46,676)	(205,128)	(177,665)	469,478
RSA/RSL-cumulative	83.1%	70.3%	85.0%	138.5%

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

LIQUIDITY

Liquidity is the ability to fund customers’ borrowing needs and their deposit withdrawal requests while supporting asset growth. The Company’s primary sources of liquidity include deposit generation, asset maturities, cash flow from payments on loans and securities and access to borrowing from the Federal Reserve Discount Window, the Federal Home Loan Bank and other correspondent banks.

As of December 31, 2023, the Company had cash and cash equivalents of $66.1 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, at December 31, 2023, the Company had securities available for sale of $406.3 million, which could be used for liquidity needs. This results in the Company having total liquidity at December 31, 2023 of $472.4 million, or 21.5% of total assets as, of December 31, 2023, compared to total liquidity of $450.8 million, or 22.0% of total assets as of December 31, 2022. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity is adequate.

The Company maintains established lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $199.1 million, which consists of $32.1 million with the Federal Reserve Bank, $150.0 million with the Federal Home Loan Bank of Pittsburgh, $7.0 million with the Atlantic Community Bankers Bank, and $10.0 million with PNC Bank. As of December 31, 2023 and December 31, 2022, there was $124.2 million and $42.3 million outstanding respectively. The maximum borrowing capacity from FHLB at December 31, 2023 was $682.4 million. As of December 31, 2023, the Company had $30.0 million of term borrowings from the Federal Reserve Bank under the Bank Term Funding Program, and $114.2 million in borrowings from the FHLB, compared to $0 and $40.0 million, respectively, at December 31, 2022. Outstanding Letters of Credit to secure public funds totaled $136.6 million and $92.9 million at December 31, 2023 and 2022, respectively.

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

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2023, due to the adoption of Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses.

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

Basis for Opinion (Continued)

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

Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.6 billion as of December 31, 2023, and the associated ACL was $18.9 million. As discussed in Note 4 to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience and ability of management, volume and severity of problem credits, quality of the loan review system, and concentrations of credit.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgments required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

Allowance for Credit Losses (ACL) (Continued)

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

•Testing the design, implementation, and operating effectiveness of internal controls over the calculation of the allowance for credit losses, including the qualitative factor adjustments.

•Testing the completeness and accuracy of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.

•Testing management’s process and evaluating the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative factor adjustments, including the magnitude and directional consistency of the adjustments.

We have served as the Company’s auditor since 2009.

King of Prussia, Pennsylvania

March 14, 2024

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$28,533	$28,847
Interest-bearing deposits with banks	37,587	3,019

Cash and cash equivalents	66,120	31,866

Securities available for sale	406,259	418,927
Loans receivable (net of allowance for credit losses 2023: $18,968; 2022: $16,999)	1,584,650	1,456,946
Regulatory stock, at cost	7,318	5,418
Premises and equipment, net	17,838	17,924
Bank owned life insurance	46,439	43,364
Accrued interest receivable	8,123	6,917
Foreclosed real estate owned	97	346
Deferred tax assets, net	21,353	23,549
Goodwill	29,266	29,266
Other intangibles	221	306
Other assets	13,395	12,241

Total Assets	$2,201,079	$2,047,070

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$399,545	$434,529
Interest-bearing demand	253,133	237,891
Money market deposit accounts	206,928	273,165
Savings	226,444	278,372
Time	709,109	503,770

Total Deposits	1,795,159	1,727,727

Short-term borrowings	74,076	93,215
Other borrowings	124,236	40,000
Accrued interest payable	10,510	2,653
Other liabilities	16,028	16,390

Total Liabilities	2,020,009	1,879,985

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized: 5,000,000 shares, issued: none	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2023: 8,310,847 shares; 2022: 8,291,401 shares	831	829
Surplus	97,700	96,897
Retained earnings	135,284	130,020
Treasury stock at cost: 2023: 200,690 shares; 2022: 124,650 shares	(5,397)	(3,308)
Accumulated other comprehensive loss	(47,348)	(57,353)

Total Stockholders' Equity	181,070	167,085

Total Liabilities and Stockholders' Equity	$2,201,079	$2,047,070

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$85,209	$66,013
Securities
Taxable	8,389	7,262
Tax exempt	1,533	1,789
Interest-bearing deposits with banks	409	602
Total Interest Income	95,540	75,666

INTEREST EXPENSE
Deposits	26,029	6,471
Short-term borrowings	3,048	524
Other borrowings	4,396	274
Total Interest Expense	33,473	7,269

Net Interest Income	62,067	68,397
PROVISION FOR CREDIT LOSSES	5,548	900
Net Interest Income After
Provision for Credit Losses	56,519	67,497

OTHER INCOME
Service charges and fees	5,613	5,661
Income from fiduciary activities	898	845
Net realized (losses) gains on sales of securities	(209)	3
Net gain on sale of loans	63	3
Net gain on sale of foreclosed real estate owned	80	427
Earnings and proceeds on life insurance policies	1,012	1,087
Other	667	1,906
Total Other Income	8,124	9,932

OTHER EXPENSES
Salaries and employee benefits	23,565	22,071
Occupancy	3,864	3,701
Furniture and equipment	1,219	1,266
Data processing and related operations	3,342	2,948
Federal Deposit Insurance Corporation insurance assessment	985	612
Advertising	630	516
Professional fees	1,676	1,719
Postage and telephone	981	959
Taxes, other than income	566	1,013
Foreclosed real estate	129	73
Amortization of intangible assets	85	101
Other	6,455	6,065
Total Other Expenses	43,497	41,044

Income before Income Taxes	21,146	36,385
INCOME TAX EXPENSE	4,387	7,152
Net income	$16,759	$29,233
EARNINGS PER SHARE
BASIC	$2.08	$3.59
DILUTED	$2.07	$3.58

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(in thousands)	2023	2022
NET INCOME	$16,759	$29,233

Other comprehensive income (loss):
Unrealized (loss) gain on pension liability	(106)	(784)
Tax Effect	22	165
Investment securities available for sale:
Unrealized holding gain (loss)	12,561	(71,488)
Tax Effect	(2,637)	15,012
Reclassification of losses (gains) from sale of securities	209	(3)
Tax Effect	(44)	1
Other comprehensive income (loss)	10,005	(57,097)

COMPREHENSIVE INCOME (LOSS)	$26,764	$(27,864)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2023 and 2022
			(In Thousands, Except Share and Per Share Data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2021	8,266,751	$827	$96,443	$110,015	65,328	$(1,767)	$(256)	$205,262
Net Income	—	—	—	29,233	—	—	—	29,233
Other comprehensive loss	—	—	—	—	—	—	(57,097)	(57,097)
Cash dividends declared ($1.13 per share)	—	—	—	(9,228)	—	—	—	(9,228)
Acquisition of treasury stock	—	—	—	—	96,062	(2,515)	—	(2,515)
Stock options exercised	1,650	—	(212)	—	(32,775)	869	—	657
Sale of treasury stock for ESOP	—	—	27	—	(3,965)	105	—	132
Compensation expense related to stock options	—	—	269	—	—	—	—	269
Restricted stock awards	23,000	2	370	—	—	—	—	372
BALANCE - DECEMBER 31, 2022	8,291,401	829	96,897	130,020	124,650	(3,308)	(57,353)	167,085
Net Income	—	—	—	16,759	—	—	—	16,759
Other comprehensive loss	—	—	—	—	—	—	10,005	10,005
Cash dividends declared ($1.17 per share)	—	—	—	(9,484)	—	—	—	(9,484)
Acquisition of treasury stock	—	—	—	—	114,254	(3,100)	—	(3,100)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,011)	—	—	—	(2,011)
Stock options exercised	—	—	(129)	—	(38,000)	1,015	—	886
Sale of treasury stock for ESOP	—	—	18	—	(3,064)	82	—	100
Compensation expense related to stock options	—	—	401	—	—	—	—	401
Restricted stock awards	19,446	2	513	—	2,850	(86)	—	429
BALANCE - DECEMBER 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,759	$29,233
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,548	900
Depreciation	1,375	1,470
Amortization of intangible assets	85	101
Deferred income taxes	583	419
Net amortization of securities premiums and discounts	841	1,303
Net realized loss (gain) on sales of securities	209	(3)
Earnings and proceeds on life insurance policies	(1,012)	(1,087)
(Loss) gain on sales of fixed assets and foreclosed real estate owned	96	(379)
Net amortization of loan fees	602	(217)
Net gain on sale of loans	(63)	(3)
Mortgage loans originated for sale	(4,973)	(845)
Proceeds from sale of loans originated for sale	5,036	848
Compensation expense related to stock options	401	269
Compensation expense related to restricted stock	429	372
Increase in accrued interest receivable	(1,206)	(1,028)
Increase in accrued interest payable	7,857	1,450
Other, net	(2,743)	(2,069)
Net Cash Provided by Operating Activities	29,824	30,734

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	3,345	5,113
Proceeds from maturities and principal reductions on mortgage-backed securities	33,712	40,780
Purchases	(12,668)	(130,828)
Purchase of regulatory stock	(16,528)	(6,366)
Redemption of regulatory stock	14,628	4,875
Net increase in loans	(136,245)	(118,999)
Proceeds from bank-owned life insurance	437	761
Purchase of bank-owned life insurance	(2,500)	(3,000)
Purchase of premises and equipment	(1,412)	(2,153)
Proceeds from sales of foreclosed real estate owned	662	1,823
Proceeds from sales of bank premises and fixed assets	1	—
Net Cash Used for Investing Activities	(116,568)	(207,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	67,432	(29,066)
Net (decrease) increase in short-term borrowings	(19,139)	32,393
Repayments of other borrowings	(70,764)	(29,998)
Proceeds from other borrowings	155,000	40,000
Stock options exercised	886	657
Sale of treasury stock for ESOP	100	132
Acquisition of treasury stock	(3,100)	(2,515)
Cash dividends paid	(9,417)	(9,158)

Net Cash Provided by Financing Activities	120,998	2,445
Net Increase (Decrease) in Cash and Cash Equivalents	34,254	(174,815)

CASH AND CASH EQUIVALENTS - BEGINNING	31,866	206,681
CASH AND CASH EQUIVALENTS - ENDING	$66,120	$31,866

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2023	2022
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$25,616	$5,819
Income taxes paid, net of refunds	$4,936	$6,891
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$2,103	$776
Dividends payable	$2,433	$2,366
Impact of adopting ASC 326	$2,466	$—

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses and the determination of goodwill impairment.

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

Accrued interest receivable on available-for-sale debt securities totaled $1,940,000 at December 31, 2023 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Other-than-temporary-impairment

Prior to adopting ASU 2016-13, declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating credit losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the securities and it is more likely than not that it will not have to sell the securities before recovery of their cost basis.

Regulatory Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no credit loss is necessary related to FHLB stock as of December 31, 2023.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees. Interest income is accrued on the unpaid principal balance. Loan origination fees are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, any outstanding accrued interest is reversed against interest income. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for Credit Losses

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a preferred group of macroeconomic indicators used to create projections of economic conditions, obtained from the St. Louis Federal Reserve economic database. The Company selected nine metrics which was correlated with the bank and its peer group’s historical loss patterns. The adjustments are then weighted for relevance before applying to each pool. Future macroeconomic forecast adjustments are then obtained using an eight-quarter moving average for each metric for the reasonable and supportable period. Each quarter, management reviews factors and applies any additional adjustments based on local and current conditions

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income.

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

Allowance for Loan Losses

Prior to adopting ASU 2016-13, the allowance for loan losses was established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

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

Purchased Credit Deteriorated (“PCD”) Loans

The Bank has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. A loan is considered a PCD loan if, at acquisition, it is probable that the Company will be unable to collect all contractually required payments receivable. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2023 and 2022, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2023 and 2022, were $188,000 and $213,000, respectively.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2023 and 2022, foreclosed real estate owned totaled $97,000 and $346,000, respectively. As of December 31, 2023, the Company has initiated formal foreclosure proceedings on 2 consumer residential mortgage loans with an outstanding balance of $98,000.

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

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. No impairment was recognized for the years ended December 31, 2023 and 2022.

Other Intangible Assets

At December 31, 2023, the Company had other intangible assets of $221,000, which is net of accumulated amortization of $1,533,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2022, the Company had other intangible assets of $306,000, which was net of accumulated amortization of $1,448,000. Amortization expense related to other intangible assets was $85,000 and $101,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2024	$69
2025	54
2026	38
2027	26
2028	19
Thereafter	15
$221

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2023 or 2022, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

Comprehensive Income (Loss)

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$428	$419
ATM Fees	446	452
Overdraft Fees	1,344	1,155
Safe deposit box rental	92	93
Loan related service fees	584	849
Debit card	2,301	2,496
Fiduciary activities	898	845
Commissions on mutual funds & annuities	296	119
Gain on sales of other real estate owned	80	427
Other income	667	1,906
Noninterest Income (in-scope of Topic 606)	7,136	8,761
Out-of-scope of Topic 606:
Net realized (losses) gains on sales of securities	(209)	3
Loan servicing fees	122	78
Gain on sales of loans	63	3
Earnings on and proceeds from bank-owned life insurance	1,012	1,087
Noninterest Income (out-of-scope of Topic 606)	988	1,171
Total Noninterest Income	$8,124	$9,932

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

During the year ended December 31, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or discounted cash flow method.

New Accounting Pronouncements Not Yet Adopted

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

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force, which permits reporting entities to elect to account for their tax equity investments regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method (PAM) if certain conditions are met. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The adoption of ASU 2023-02 is not expected to have a significant impact on the Entity’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual period beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Entity’s consolidated financial statements.

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$55,968	$14	$(2,382)	$—	$53,600
U.S. Government agencies	18,486	—	(2,490)	—	15,996
States and political subdivisions	151,764	—	(22,285)	—	129,479
Mortgage-backed securities-
government sponsored entities	240,600	—	(33,416)	—	207,184
Total debt securities	$466,818	$14	$(60,573)	$—	$406,259

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$45,066	$—	$(3,212)	$41,854
U.S. Government agencies	21,266	—	(2,943)	18,323
States and political subdivisions	157,524	2	(29,674)	127,852
Mortgage-backed securities-
government sponsored entities	268,400	—	(37,502)	230,898
Total debt securities	$492,256	$2	$(73,331)	$418,927

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$40,833	$(2,382)	$40,833	$(2,382)
U.S. Government agencies	—	—	15,996	(2,490)	15,996	(2,490)
States and political subdivisions	2,261	(12)	125,452	(22,273)	127,713	(22,285)
Mortgage-backed securities-government sponsored entities	—	—	207,184	(33,416)	207,184	(33,416)
	$2,261	$(12)	$389,465	$(60,561)	$391,726	$(60,573)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$25,733	$(849)	$16,121	$(2,363)	$41,854	$(3,212)
U.S. Government agencies	8,321	(885)	10,002	(2,058)	18,323	(2,943)
States and political subdivisions	66,680	(11,194)	57,367	(18,480)	124,047	(29,674)
Mortgage-backed securities-government sponsored entities	102,361	(10,639)	128,537	(26,863)	230,898	(37,502)
	$203,095	$(23,567)	$212,027	$(49,764)	$415,122	$(73,331)

The Company has five debt securities in the less than twelve month category and 331 debt securities in the twelve months or more category as of December 31, 2023. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the year ended December 31, 2023, and no impairment was recorded during the year ended December 31, 2022.

The amortized cost and fair value of debt securities as of December 31, 2023 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$28,999	$28,836
Due after one year through five years	42,636	39,606
Due after five years through ten years	70,136	57,770
Due after ten years	84,447	72,863
	226,218	199,075

Mortgage-backed securities - government sponsored entities	240,600	207,184
	$466,818	$406,259

Gross realized gains and gross realized losses on sales of securities available for sale were $4,000 and $213,000, respectively, in 2023, compared to $14,000 and $11,000, respectively, in 2022. The proceeds from the sales of securities totaled $3,345,000 and $5,113,000 for the years ended December 31, 2023 and 2022, respectively.

Securities with a carrying value of $344,204,000 and $378,472,000 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2023		December 31, 2022
Real Estate:
Residential	$316,546	19.7%	$298,813	20.3%
Commercial	675,156	42.1	651,544	44.2
Agricultural	63,859	4.0	68,915	4.7
Construction	51,453	3.2	32,469	2.2
Commercial loans	200,576	12.5	187,257	12.7
Other agricultural loans	31,966	2.0	35,277	2.4
Consumer loans to individuals	264,321	16.5	200,149	13.5
Total loans	1,603,877	100.0%	1,474,424	100.0%

Deferred fees, net	(259)		(479)
Total loans receivable	1,603,618		1,473,945
Allowance for credit losses	(18,968)		(16,999)
Net loans receivable	$1,584,650		$1,456,946

As of December 31, 2023 and 2022, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2023, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $149.2 million, or 9.3% of loans outstanding, to commercial rentals, and $115.2 million, or 7.2% of loans outstanding, to residential rentals. For the year ended December 31, 2023, the Company recognized charge offs of $6,000 on commercial rentals and $44,000 on residential rentals. There were no charge-offs on loans within these concentrations in 2022.

During 2023, the Company sold residential mortgage loans totaling $4,973,000. During 2022, the Company sold residential mortgage loans totaling $845,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $63,000 and $0, respectively, in 2023 and $3,000 and $0, respectively, in 2022. The proceeds from the sales of residential mortgage loans totaled $5,036,000 and $848,000 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the outstanding value of loans serviced for others totaled $59.2 million and $60.0 million, respectively

Changes in the accretable yield for purchased credit-impaired loans were as follows for the twelve months ended December 31,2022:

(In thousands)

2022
Balance at beginning of period	$1,884
Additions	—
Accretion	(710)
Reclassification and other	653
Balance at end of period	$1,827

The following table presents additional information regarding loans acquired and accounted for in accordance with ASC 310-30 as of December 31, 2022 (in thousands):

December 31, 2022
Outstanding Balance
$8,368
Carrying Amount
$6,290

The Company maintains a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential non-performing loans. The system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific credit loss allowances are established for identified losses based on a review of such information. All loans identified as individually analyzed are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Allowance for credit losses are measured on a loan-by-loan basis for commercial and construction loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral-dependent.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss under ASC 326:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2023
Individually evaluated	$432	$2,211	$—	$—	$4,264	$—	$715	$7,622
Collectively evaluated	316,114	672,945	63,859	51,453	196,312	31,966	263,606	1,596,255
Total Loans	$316,546	$675,156	$63,859	$51,453	$200,576	$31,966	$264,321	$1,603,877

The following table shows the amount of loans in each category that were individually and collectively evaluated for impairment under ASC 310:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2022
Individually evaluated for impairment	$—	$402	$—	$—	$61	$—	$—	$463
Loans acquired with deteriorated credit quality	567	2,049	2,034	—	1,640	—	—	6,290
Collectively evaluated for impairment	298,246	649,093	66,881	32,469	185,556	35,277	200,149	1,467,671
Total Loans	$298,813	$651,544	$68,915	$32,469	$187,257	$35,277	$200,149	$1,474,424

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable, under ASC 310.

		Unpaid
	Recorded	Principal	Associated
	Investment	Balance	Allowance
December 31, 2022	(In thousands)
With no related allowance recorded:
Real Estate Loans
Commercial	$402	$402	$—
Commercial loans	11	11	—
Subtotal	413	413	—

With an allowance recorded:
Real Estate Loans
Commercial	50	50	50

Subtotal	50	50	50
Total:
Real Estate Loans
Residential			—
Commercial	$402	$402	$—
Commercial loans	61	61	50
Total Impaired Loans	$463	$463	$50

The following information for impaired loans is presented for the year ended 2022, under ASC 310:

	Average Recorded	Interest Income
	Investment	Recognized
	2022	2022
		(In thousands)
Total:
Real Estate Loans
Commercial	$740	$93
Commercial loans	24	—
Total Loans	$764	$93

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

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems, under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$78,496	$131,948	$112,102	$65,949	$72,480	$186,116	$13,332	$-	$660,423
Special Mention	1,300	411	243	1,331	-	6,157	1,579	-	11,021
Substandard	-	-	-	1,444	36	2,232	-	-	3,712
Doubtful	-	-	-	-	-	-	-	-	-
Total	$79,796	$132,359	$112,345	$68,724	$72,516	$194,505	$14,911	$-	$675,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,635	$12,509	$5,433	$7,606	$7,746	$24,654	$522	$-	$61,105
Special Mention	-	-	-	-	399	490	150	-	1,039
Substandard	-	508	-	1,018	-	189	-	-	1,715
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,635	$13,017	$5,433	$8,624	$8,145	$25,333	$672	$-	$63,859

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$48,571	$41,863	$24,443	$13,752	$9,914	$15,384	$38,644	$-	$192,571
Special Mention	553	1,412	257	134	20	188	768	-	3,332
Substandard	-	126	342	656	-	49	3,500	-	4,673
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,124	$43,401	$25,042	$14,542	$9,934	$15,621	$42,912	$-	$200,576

Commercial loans
Current period gross charge-offs	$-	$32	$24	$4,856	$-	$41	$-	$-	$4,953

Other agricultural loans
Risk Rating
Pass	$2,670	$5,286	$3,251	$2,912	$2,373	$3,836	$11,091	$-	$31,419
Special Mention	-	-	2	185	86	-	155	-	428
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,670	$5,286	$3,253	$3,097	$2,578	$3,836	$11,246	$-	$31,966

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$132,372	$191,606	$145,229	$90,219	$92,513	$229,990	$63,589	$-	$945,518
Special Mention	1,853	1,823	502	1,650	505	6,835	2,652	-	15,820
Substandard	-	634	342	3,118	155	2,470	3,500	-	10,219
Doubtful	-	-	-	-	-	-	-	-	-
Total	$134,225	$194,063	$146,073	$94,987	$93,173	$239,295	$69,741	$-	$971,557

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

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,446	$62,178	$57,691	$35,357	$16,406	$87,951	$29,085	$-	$316,114
Nonperforming	-	-	-	-	58	324	50	-	432
Total	$27,446	$62,178	$57,691	$35,357	$16,464	$88,275	$29,135	$-	$316,546

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$34	$-	$-	$34

Construction
Payment Performance
Performing	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$127,243	$76,339	$24,584	$14,343	$10,217	$9,942	$938	$-	$263,606
Nonperforming	111	404	118	31	41	10	-	-	715
Total	$127,354	$76,743	$24,702	$14,374	$10,258	$9,952	$938	$-	$264,321

Consumer loans to individuals
Current period gross charge-offs	$45	$710	$200	$35	$45	$28	$4	$-	$1,067

Total
Payment Performance
Performing	$178,189	$153,423	$89,066	$51,299	$28,452	$98,517	$32,227	$-	$631,173
Nonperforming	111	404	118	31	99	334	50	-	1,147
Total	$178,300	$153,827	$89,184	$51,330	$28,551	$98,851	$32,277	$-	$632,320

For residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual credits. The following table presents the recorded investment in the loan classes based on payment activity as of December 31, 2022, under ASC 310 (in thousands):

	Performing	Nonperforming	Total
December 31, 2022
Residential real estate loans	$298,327	$486	$298,813
Construction	32,469	—	32,469
Consumer loans to individuals	199,985	164	200,149
Total	$530,781	$650	$531,431

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2023 and December 31, 2022 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2023
Real Estate loans
Residential	$315,224	$877	$13	$—	$432	$1,322	$316,546
Commercial	666,768	6,177	—	—	2,211	8,388	675,156
Agricultural	63,732	127	—	—	—	127	63,859
Construction	51,435	—	18	—	—	18	51,453
Commercial loans	192,988	3,170	154	—	4,264	7,588	200,576
Other agricultural loans	31,959	7	—	—	—	7	31,966
Consumer loans	262,578	865	163	—	715	1,743	264,321
Total	$1,584,684	$11,223	$348	$—	$7,622	$19,193	$1,603,877

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Purchased Credit Impaired Loans	Total Loans
December 31, 2022
Real Estate loans
Residential	$297,350	$187	$223	$—	$486	$896	$567	$298,813
Commercial	648,688	405	—	—	402	807	2,049	651,544
Agricultural	66,751	130	—	—	—	130	2,034	68,915
Construction	32,469	—	—	—	—	—	-	32,469
Commercial loans	185,485	71	—	—	61	132	1,640	187,257
Other agricultural loans	35,277	—	—	—	—	—	—	35,277
Consumer loans	198,893	853	239	—	164	1,256	-	200,149
Total	$1,464,913	$1,646	$462	$—	$1,113	$3,221	$6,290	$1,474,424

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2023
Real Estate loans
Residential	$432	$-	$432	$-	$432
Commercial	2,211	-	2,211	-	2,211
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	4,264	-	4,264	-	4,264
Other agricultural loans	-	-	-	-	-
Consumer loans	162	553	715	-	715
Total	$7,069	$553	$7,622	$-	$7,622

The following table presents, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2023:

	Real Estate	Other	None	Total
December 31, 2023
Real Estate loans
Residential	$432	$-	$-	$432
Commercial	2,211	-	-	2,211
Agricultural	-	-	-	-
Construction	-	-	-	-
Commercial loans	49	4,215	-	4,264
Other agricultural loans	-	-	-	-
Consumer loans	-	715	-	715
Total	$2,692	$4,930	$-	$7,622

The following table presents the allowance for credit losses by the classes of the loan portfolio under ASC 326:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(34)	(154)	—	—	(4,953)	—	(1,067)	(6,208)
Recoveries	6	15	—	—	21	—	88	130
Provision for credit losses	91	(1,810)	(1)	136	4,850	(33)	2,348	5,581
Ending balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Ending balance individually evaluated	$—	$—	$—	$—	$—	$—	$135	$135
Ending balance collectively evaluated	$1,351	$11,871	$58	$933	$1,207	$94	$3,319	$18,833

The following table presents the allowance for loan losses by the classes of the loan portfolio under ASC 310:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2021	$2,175	$10,878	$—	$133	$1,490	$—	$1,766	$16,442
Charge Offs	(172)	(20)	—	—	(16)	—	(457)	(665)
Recoveries	130	82	—	—	46	—	64	322
Provision for loan losses	700	(2,647)	259	276	925	124	1,263	900
Ending balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Ending balance individually evaluated for impairment	$—	$—	$—	$—	$50	$—	$—	$50
Ending balance collectively evaluated for impairment	$2,833	$8,293	$259	$409	$2,395	$124	$2,636	$16,949

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

During the period ended December 31, 2023, the allowance for credit losses increased from $16,999,000 to $18,968,000 This $1,969,000 increase in the required allowance was due primarily to charge-offs on one large commercial relationship.

During the period ended December 31, 2022, the allowance for loan losses increased from $16,442,000 to $16,999,000. This $557,000 increase in the required allowance was due primarily to a $2.4 million increase in the qualitative factor related to loan growth and a $445,000 increase in the qualitative factor related to large balance loans, which was partially offset by a $2.3 million decrease in the qualitative factor related to the Covid pandemic.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of the loans was $694,000 and $182,000 for 2023 and 2022, respectively.

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. The following table presents modifications made to borrowers experiencing financial difficulty:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Term Extension

Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$4,321,547	0.64%	Extended maturity date of loans by three to six months.

Total	$4,321,547

Combination - Term Extension and Interest Rate Adjustment

	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable	Financial Effect

Consumer loans to individuals	$19,225	0.01%	New loans were granted which extended terms for a weighted average of 34 months and rates were increased from a weighted average rate of 5.25% to a weighted average rate of 11.03%

Total	$19,225

As of December 31, 2023, all loan modifications made to borrowers experiencing financial difficulty were current per the modified contractual terms.

During the year ended December 31, 2023, the Company adopted ASU 2022-02 on a modified retrospective basis. ASU 2022-02 eliminates the TDR accounting model, and requires that the Company evaluate, based on the accounting for loan modifications, whether the borrower is experiencing financial difficulty and the modification results in a more-than-insignificant direct change in the contractual cash flows and represents a new loan or a continuation of an existing loan. This change required all loan modifications to be accounted for under the general loan modification guidance in ASC 310-20, Receivables – Nonrefundable Fees and Other Costs, and subject entities to new disclosure requirements on loan modifications to borrowers experiencing financial difficulty. Upon adoption of CECL, the TDRs were evaluated and included in the CECL loan segment pools if the loans shared similar risk characteristics to other loans in the pool or remained with individually evaluated loans for which the ACL was measured using the collateral-dependent or discounted cash flow method.

As of December 31, 2022, there were no troubled debt restructured loans. During 2022, there were no new loans relationships identified as troubled debt restructurings. During 2022, there were no charge-offs on loans classified as troubled debt restructurings.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2023	2022
	(In Thousands)
Land and improvements	$3,877	$3,864
Buildings and improvements	24,115	23,444
Furniture and equipment	10,215	10,506
	38,207	37,814
Accumulated depreciation	(20,369)	(19,890)

	$17,838	$17,924

Depreciation expense totaled $1,375,000 and $1,470,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations greater than $250,000 were $269,499,000 and $213,623,000 at December 31, 2023 and 2022, respectively.

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$584,758
2025	104,605
2026	12,240
2027	3,642
2028	3,864
$709,109

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2023	2022
	(In Thousands)
Securities sold under agreements to repurchase	$54,076	$50,951
Federal Home Loan Bank short-term borrowings	20,000	42,264
	$74,076	$93,215

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2023	2022
	(Dollars In Thousands)
Average balance during the year	$93,455	$69,711
Average interest rate during the year	3.26%	0.75%
Maximum month-end balance during the year	$136,408	$93,215
Weighted average interest rate at the end of the year	3.14%	2.65%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $63,542,000 and $55,056,000 at December 31, 2023 and $63,737,000 and $54,562,000 at December 31, 2022, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The collateral pledged for repurchase agreements that are classified as secured borrowings is summarized as follows (in thousands):

	As of December 31, 2023

	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$55,056	$—	$—	$—	$55,056

Total liability recognized for repurchase agreements					$54,076

	As of December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$54,562	$—	$—	$—	$54,562

Total liability recognized for repurchase agreements					$50,951

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2023, there was $20,000,000 of borrowings outstanding on this line. There was $42,264,000 of borrowings outstanding on this line of credit at December 31, 2022. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2024. There were no borrowings under this line of credit at December 31, 2023 and 2022. The Company has a line of credit commitment available from PNC Bank for $10,000,000 at December 31, 2023. There were no borrowings under this line of credit at December 31, 2023 and December 31, 2022.

Other borrowings consisted of the following at December 31, 2023 and 2022:

	2023	2022
	(In Thousands)
Notes with the FHLB:
Amortizing fixed rate borrowing due December 2023 at 5.08%	$—	$40,000
Fixed rate borrowing due April 2025 at 4.26%	20,000	—
Amortizing fixed rate borrowing due September 2025 at 5.67%	4,406	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	25,950	—
Amortizing fixed rate borrowing due July 2028 at 4.70%	13,880	—
Fixed rate borrowing due July 2028 at 4.49%	10,000	—
	$94,236	$40,000

Notes with the Federal Reserve Bank:
Fixed rate borrowing due March 2024 at 4.83%	$10,000	$—
Fixed rate borrowing due September 2024 at 5.55%	20,000	—
	$30,000	$—

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2023 are as follows (in thousands):

2024	$42,636
2025	32,577
2026	31,119
2027	5,967
2028	11,937
$124,236

The Bank’s maximum borrowing capacity with the FHLB was $682,417,000 of which $114,236,000 was outstanding in the form of advances and $136,650,000 was outstanding in the form of letters of credit at December 31, 2023. Advances from the FHLB are secured by qualifying assets of the Bank.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2023 and 2022, amounted to $718,000 and $609,000 respectively. The right-of-use asset associated with operating leases amounted to $3,906,000 and $4,109,000 at December 31, 2023 and 2022, respectively. The lease liability associated with operating leases amounted to $4,013,000 and $4,195,000 at December 31, 2023 and 2022, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2023.

Operating
Weighted-average remaining term	9.5
Weighted-average discount rate	2.67%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2023, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2024	$664
2025	680
2026	524
2027	401
2028	401
2029 and thereafter	2,013
Total undiscounted cash flows	4,683
Discount on cash flows	670
Total lease liabilities	$4,013

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2023, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after 90 days of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after four years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,270,000 and $1,310,000 for the years ended December 31, 2023 and 2022, respectively.

The Company has several non-qualified supplemental executive retirement plans for the benefit of certain executive officers and former officers. At December 31, 2023 and 2022, other liabilities include $3,697,000 and $3,518,000 accrued under the Plan. Compensation expense includes approximately $655,000 and $461,000 relating to the supplemental executive retirement plan for 2023 and 2022, respectively. To fund the benefits under this plan, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2023 and 2022, the cash value of these policies was $46,439,000 and $43,364,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit expense included in salaries and employee benefits was $87,000 and $101,000 for the years ended December 31, 2023 and 2022, respectively.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2023 and 2022 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,818,000 and $1,731,000 at December 31, 2023 and 2022, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Mulitemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2023 and 2022, the Company’s Plan was 102.0% and 106.7% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $7,000 in 2023 and $11,000 in 2022. During the plan years ending December 31, 2023 and 2022, the Company made contributions of $7,000 and $11,000, respectively.

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

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

(in Thousands)	2023	2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(5,747)	$(7,622)
Service cost	—	—
Interest cost	(299)	(216)
Actuarial (gain) loss	(110)	1,615
Benefits paid	464	476
Benefit obligation at end of year	$(5,692)	$(5,747)
Change in plan assets:
Fair value of plan assets at beginning of year	$5,205	$7,691
Actual return on plan assets	315	(1,933)
Benefits paid	(544)	(553)
Fair value of assets at end of year	4,976	5,205
Funded status at end of year	$(716)	$(542)

The Delaware Plan paid $464,000 and $476,000 in benefit payments in 2023 and 2022, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $457,000, $443,000, $442,000, $433,000 and $422,000 for the next five years. Payments are expected to be approximately $2,040,000 in total for the five-year period ending December 31, 2033. The Company was not required to make any contributions to the Delaware Plan in 2023 or 2022. The decrease in the projected discount rate from 5.44% to 5.18% increased the projected benefit obligation for the year ended December 31, 2023 by approximately $138,000.

The accumulated benefit obligation for the Delaware Plan was $5,692,000 and $5,747,000 at December 31, 2023 and 2022, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

	2023	2022
Transition asset	$—	$—
Prior service credit	—	—
(Loss) gain	625	731
Total	$625	$731

Net pension cost (income) included the following components (in thousands):

	2023	2022
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	299	216
Actual return on assets	(220)	(336)
Net amortization and deferral	(11)	(53)

Net periodic pension cost (income)	$68	$(173)

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2023	2022
Discount rate	5.18%	5.44%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

	2023	2022
Discount rate	5.18%	5.44%
Expected long-term return on plan assets	6.50%	6.00%
Rate of compensation increase	—%	—%

The expected long-term return on plan assets was determined based upon expected returns on individual asset types included in the asset portfolio.

The Delaware Plan’s weighted-average asset allocations at December 31, by asset category, are as follows:

	2023	2022
Cash equivalents	0.2%	16.6%
Equity securities	31.5%	25.1%
Fixed income securities	36.1%	21.7%
Other	32.2%	36.6%
	100.0%	100.0%

The New York Bankers Retirement System (“System”) overall investment strategy is to invest in a diversified portfolio while managing the variability between the assets and projected liabilities of underfunded pension plans. Substantially all of the System’s assets to one fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. (“JPMCBLDI Diversified Balanced Fund” or the “Fund”). The Fund is a collective investment fund managed by the Trustee under the Declaration of Trust. The Trustee is the Fund’s manager and makes day-to-day investment decisions for the Fund. The Fund is a group trust within the meaning of Internal Revenue Service Revenue Ruling 81-100, as amended. In reliance upon exemptions from the registration requirements of the federal securities laws, neither the Fund nor the Fund’s Units are registered with the Securities and Exchange Commission (“SEC”) or any state securities commission. Because the Fund is not subject to registration under federal or state securities laws, certain protections that might otherwise be provided to investors in registered funds are not available to investors in the Fund. However, as a bank-sponsored collective investment trust holding qualified retirement plan assets, the Fund is required to comply with applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Trustee is subject to supervision and regulation by the Office of the Comptroller of the Currency and the Department of Labor.

The Fund employs a liability driven investing (“LDI”) strategy for pension plans that are seeking a solution that is balanced between growth and hedging. The Bloomberg Barclays Long A U.S. Corporate Index, the Fund’s primary liability-performance benchmark, is used as a proxy for plan projected liabilities. The growth-oriented portion of the Fund invests in a mix of asset classes that the Fund’s Trustee believes will collectively maximize total risk-adjusted return through a combination of capital appreciation and income. This portion of the Fund will comprise between 35% and 90% of the portfolio and will invest directly or indirectly via underlying funds in a broad mix of global equity, credit, global fixed income, real estate and cash-plus strategies. The remaining portion of the Fund, between 10% and 65% of the portfolio, provides exposure to U.S. long duration fixed income and is used to minimize volatility relative to a plan’s projected liabilities. This portion of the Fund will invest directly or indirectly via underlying funds in investment grade corporate bonds and securities issued by the U.S. Treasury and its agencies or instrumentalities.

At December 31, 2023 and 2022, the portfolio was substantially managed by one investment firm who manages approximately 98% and 96%, respectively, of the System’s assets. Also, at December 31, 2023 and 2022, approximately $2.6 million and $7.0 million, respectively, of System’s assets in the short-term investment fund (STIF) account had not yet been allocated to an investment firm, nor deployed for benefit payments or expenses.

At December 31, 2023 and 2022, the System had an investment concentration of approximately 98% and 96%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund managed by one investment firm..

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2023	2022
	(In Thousands)
Current	$3,804	$6,733
Deferred	583	419
	$4,387	$7,152

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for credit losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2023, the Company had a $3,176,000 net operating loss carryforward that will begin to expire by December 31, 2035. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	Before Income Taxes
	Years Ended December 31,
	2023	2022
Tax at statutory rates	21.0%	21.0%
Tax exempt interest income, net of interest expense disallowance	(2.0)	(1.6)
Earnings and proceeds on life insurance	(0.7)	(0.6)
Other	2.4	0.9

	20.7%	19.7%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2023	2022
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$4,447	$3,985
Deferred compensation	867	834
Core deposit intangible	175	204
Pension liability	282	267
Foreclosed real estate valuation allowance	—	19
Net operating loss carryforward	745	829
Purchase price adjustment	1,278	1,779
Net unrealized loss on securities	12,717	15,399
Other	3,447	2,838
Total Deferred Tax Assets	23,958	26,154

Deferred tax liabilities:
Premises and equipment	1,047	1,085
Deferred loan fees	1,427	1,366
Net unrealized gain on pension liability	131	154
Total Deferred Tax Liabilities	2,605	2,605

Net Deferred Tax Asset	$21,353	$23,549

The Company’s federal and state income tax returns for taxable years through 2020 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2023 and 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2023, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2023:
Total capital (to risk-weighted assets)	$217,528	13.06%	≥$133,240	≥8.00%	≥$166,550	≥10.00%
Tier 1 capital (to risk-weighted assets)	199,772	11.99	≥$99,930	≥6.00	≥$133,240	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	198,264	11.99	≥$74,947	≥4.50	≥$108,257	≥6.50
Tier 1 capital (to average assets)	199,772	9.00	≥$88,769	≥4.00	≥$110,961	≥5.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$211,055	13.58%	≥$124,303	≥8.00%	≥$155,379	≥10.00%
Tier 1 capital (to risk-weighted assets)	194,124	12.49	≥$93,228	≥6.00	≥$124,303	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	194,124	12.49	≥$69,921	≥4.50	≥$100,997	≥6.50
Tier 1 capital (to average assets)	194,124	9.36	≥$82,934	≥4.00	≥$103,668	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2023.

Pennsylvania banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2023, dividends from the Bank available to be paid to the Company, without prior approval of the Bank's regulatory agency, totaled $53.0 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 22, 2014, the Company’s stockholders approved the Norwood Financial Corp 2014 Equity Incentive Plan. An aggregate of 375,000 shares of authorized but unissued Common Stock of the Company were reserved for future issuance under the Plan. This includes up to 60,000 shares for awards to outside directors. The Plan also authorized the Company to award restricted stock to officers and outside directors, limited to 63,000 shares of restricted stock awards for officers and 12,000 shares of restricted stock awards for outside directors. At the Annual Meeting held on April 24, 2018, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to ease certain restrictions on restricted stock awards to outside directors. As a result of this amendment, the number of shares available for restricted stock awards to officers was reduced by 300 shares to 62,700, while the number of shares available for restricted stock awards to outside directors was increased by 20,300 to 32,300 shares. At the Annual Meeting held on April 26, 2022, the Company’s stockholders approved an amendment to the 2014 Equity Incentive Plan to increase the number of shares available for awards. As a result of this amendment, the number of shares available for stock awards to officers was increased by 60,000 shares, including 40,000 shares for restricted stock awards, while the number of shares available for stock awards to outside directors was increased by 40,000 shares, including 30,000 shares for restricted stock awards. Under this plan, the Company has granted 418,432 shares, which included 270,866 options to employees, 10,400 options to directors, 86,591 shares of restricted stock to officers and 50,575 shares of restricted stock to directors. The restricted shares vest over five years. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award. As of December 31, 2023, there were 56,569 shares available for future awards under this plan, which includes 17,544 shares available for officer awards and 39,025 shares available for awards to outside directors. Included in these totals are 16,109 shares available for restricted stock awards to officers and 11,725 shares available for restricted stock awards to outside directors.

Total unrecognized compensation cost related to stock options was $346,000 as of December 31, 2023 and $382,000 as of December 31, 2022. Salaries and employee benefits expense includes $401,000 and $269,000 of compensation costs related to options for the years ended December 31, 2023 and 2022, respectively. Compensation costs related to restricted stock amounted to $429,000 and $372,000 for the years ended December 31, 2023 and 2022, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2023 and 2022 was $1,356,000 and $1,294,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2023			2022
		Weighted			Weighted
		Average			Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	218,975	$26.70		226,075	$26.37
Granted	41,000	29.66		38,000	33.53
Exercised	(38,000)	23.30		(34,425)	19.08
Forfeited	(6,250)	29.16		(10,675)	27.56

Outstanding, end of year	215,725	$29.81	$759	218,975	$26.70	$1,100

Exercisable, end of year	174,725	$29.85	$626	180,975	$27.68	$1,100

Exercise prices for options outstanding as of December 31, 2023 ranged from $19.03 to $36.02 per share. The weighted average remaining contractual life is 6.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2023	2022
Dividend yield	3.59%	3.57%
Expected life	10 years	10 years
Expected volatility	35.09%	35.01%
Risk-free interest rate	3.88%	3.87%
Weighted average fair value of options granted	$8.90	$10.06

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $886,000 in 2023. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2023, for the shares issued in connection with stock option exercises, 38,000 shares in total, all shares were issued from treasury shares.

As of December 31, 2023, outstanding stock options consist of the following:

	Options	Exercise	Remaining	Options	Exercise
	Outstanding	Price	Life, Years	Exercisable	Price

	4,125	$19.39	1.0	4,125	$19.39
	7,125	19.03	1.9	7,125	19.03
	10,125	22.37	3.0	10,125	22.37
	23,750	32.81	4.0	23,750	32.81
	20,600	32.34	5.0	20,600	32.34
	22,500	36.02	6.0	22,500	36.02
	23,500	26.93	7.0	23,500	26.93
	1,000	26.35	7.3	1,000	26.35
	1,000	25.38	7.5	1,000	25.38
	27,500	25.80	8.0	27,500	25.80
	33,500	33.53	9.0	33,500	33.53
	2,500	29.60	9.2
	38,500	29.66	10.0

Total	215,725			174,725

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2023		2022
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	44,460	$30.12	32,030	$26.76
Granted	19,446	29.66	23,000	30.25
Vested	(15,090)	30.20	(10,570)	30.89
Forfeited	(2,850)	30.15	—	—
Non-vested at December 31	45,966	$29.90	44,460	$30.12

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2023	2022
	(In Thousands, Except Per Share Data)
Numerator, net income	$16,759	$29,233

Denominator:
Weighted average shares outstanding	8,105	8,174
Less: Weighted average unvested restricted shares	(43)	(37)
Denominator: Basic earnings per share	8,062	8,137

Weighted average shares outstanding, basic	8,062	8,137
Add: Dilutive effect of stock options and restricted stock	22	40
Denominator: Diluted earnings per share	8,084	8,177

Basic earnings per common share	$2.08	$3.59

Diluted earnings per common share	$2.07	$3.58

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 56,000 and 60,500 for the years ended December 31, 2023 and 2022, respectively, based on the closing price of the Company’s common stock which was $32.91 and $33.44 as of December 31, 2023 and 2022, respectively.

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

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2023	2022
	(In Thousands)
Commitments to grant loans	$72,625	$90,379
Unfunded commitments under lines of credit	154,339	149,883
Standby letters of credit	8,336	15,052
	$235,300	$255,314

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

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2023, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $1,225,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2023	2022	Interest Rate Paid	Interest Rate Received	2023	2022
Customer interest rate swap

Maturing November, 2030	$6,145	$6,513	Term SOFR + Margin	Fixed	$746	$889
Maturing December, 2030	4,032	4,297	Term SOFR + Margin	Fixed	479	575

Total	$10,177	$10,810			$1,225	$1,464

Third party interest rate swap

Maturing November, 2030	$6,145	$6,513	Fixed	Term SOFR + Margin	$746	$889
Maturing December, 2030	4,032	4,297	Fixed	Term SOFR + Margin	479	575

Total	$10,177	$10,810			$1,225	$1,464

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2023
Interest rate derivatives	Other assets	$1,225	Other liabilities	$1,225

December 31, 2022
Interest rate derivatives	Other assets	1,464	Other liabilities	$1,464

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2023
ASSETS
U.S. Treasury securities	$53,600	$—	$53,600	$—
U.S. Government agencies	15,996	—	15,996	—
States and political subdivisions	129,479	—	129,479	—
Mortgage-backed securities-government
sponsored entities	207,184	—	207,184	—
Interest rate derivatives	1,225	—	1,225	—

LIABILITIES
Interest rate derivatives	1,225	—	1,225	—

December 31, 2022
ASSETS
U.S. Treasury securities	$41,854	$—	$41,854	$—
U.S. Government agencies	18,323	—	18,323	—
States and political subdivisions	127,852	—	127,852	—
Mortgage-backed securities-government
sponsored entities	230,898	—	230,898	—
Interest rate derivatives	1,464	—	1,464	—

LIABILITIES
Interest rate derivatives	1464	—	1464	—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and 2022 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2023
Individually analyzed loans held for investment	$7,487	$—	$—	$7,487
Foreclosed real estate	97	—	—	97

December 31, 2022
Impaired loans	$413	$—	$—	$413
Foreclosed real estate	346	—	—	346

Individually Analyzed loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2023, the fair value investment in individually analyzed loans totaled $7,487,000, which included 28 loan relationships with a carrying value of $7,069,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $5,277,000 over the life of the loans. As of December 31, 2023, the fair value investment in individually analyzed loans included 21 loan relationships with a carrying value of $553,000 that required a valuation allowance of $135,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan

As of December 31, 2022, the fair value investment in impaired loans totaled $413,000, which included two loan relationships with a carrying value of $413,000 that did not require a valuation allowance since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on these impaired loans in the amount of $0 over the life of the loans. As of December 31, 2022, the fair value investment in impaired loans included one loan relationships with a carrying value of $50,000 that required a valuation allowance of $50,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2022, the Company has recognized charge-offs against the allowance for loan losses on this impaired loan in the amount of $0 over the life of the loan.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually analyzed loans held for investment	$7,487	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (2.68%)

Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	16.67%-37.20% (28.07%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2022
Impaired loans	$413	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (8.92%)

Foreclosed real estate owned	$346	Appraisal of collateral(1)	Liquidation Expenses(2)	7.00% (7.00%)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2023 and December 31, 2022. (In thousands):

	Fair Value Measurements at December 31, 2023

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$66,120	$66,120	$66,120	$—	$—
Loans receivable, net	1,584,650	1,521,667	—	—	1,521,667
Mortgage servicing rights	188	506	—	—	506
Regulatory stock (1)	7,318	7,318	7,318	—	—
Bank owned life insurance (1)	46,439	46,439	46,439	—	—
Accrued interest receivable (1)	8,123	8,123	8,123	—	—

Financial liabilities:
Deposits	1,795,159	1,800,104	1,086,050	—	714,054
Short-term borrowings (1)	74,076	74,076	74,076	—	—
Other borrowings	124,236	124,058	—	—	124,058
Accrued interest payable (1)	10,510	10,510	10,510	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2022

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$31,866	$31,866	$31,866	$—	$—
Loans receivable, net	1,456,946	1,418,300	—	—	1,418,300
Mortgage servicing rights	213	498	—	—	498
Regulatory stock (1)	5,418	5,418	5,418	—	—
Bank owned life insurance (1)	43,364	43,364	43,364	—	—
Accrued interest receivable (1)	6,917	6,917	6,917	—	—

Financial liabilities:
Deposits	1,727,727	1,727,184	1,223,958	—	503,226
Short-term borrowings (1)	93,215	93,215	93,215	—	—
Other borrowings	40,000	40,074	—	—	40,074
Accrued interest payable (1)	2,653	2,653	2,653	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2023 and 2022:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2022	$(57,931)	$578	$(57,353)
Other comprehensive income (loss) before reclassification	9,924	(84)	9,840
Amount reclassified from accumulated other comprehensive loss	165	—	165
Total other comprehensive income	10,089	(84)	10,005
Balance as of December 31, 2023	$(47,842)	$494	$(47,348)

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2021	$(1,453)	$1,197	$(256)
Other comprehensive income (loss) before reclassification	(56,476)	(619)	(57,095)
Amount reclassified from accumulated other comprehensive loss	(2)	—	(2)
Total other comprehensive loss	(56,478)	(619)	(57,097)
Balance as of December 31, 2022	$(57,931)	$578	$(57,353)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2023 and 2022:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Twelve months	Twelve months
	ended	ended
	December 31,	December 31,
	2023	2022
Unrealized gains on available for sale securities	$(209)	$3	Net realized gains on sales of securities
	44	(1)	Income tax expense
	$(165)	$2

(a)Amounts in parentheses indicate debits to net income.

NOTE 18 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2023	2022
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$1,699	$3,938
Investment in bank subsidiary	180,508	164,248
Other assets	2,666	2,365
Total assets	$184,873	$170,551
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$3,803	$3,466
Stockholders’ equity	181,070	167,085
Total liabilities and stockholders' equity	$184,873	$170,551

STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022
Income:	(In Thousands)
Dividends from bank subsidiary	$9,483	$13,228

Expenses	834	743
	8,649	12,485
Income tax benefit	(245)	(219)
	8,894	12,704
Equity in undistributed earnings of subsidiary	7,865	16,529
Net Income	$16,759	$29,233
Comprehensive Income (Loss)	$26,764	$(27,864)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,759	$29,233
Adjustments to reconcile net income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	(7,865)	(16,529)
Other, net	398	607
Net Cash Provided by Operating Activities	9,292	13,311

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	886	657
Sale of treasury stock for ESOP	100	132
Acquisition of treasury stock	(3,100)	(2,515)
Cash dividends paid	(9,417)	(9,158)
Net Cash Used in Financing Activities	(11,531)	(10,884)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,239)	2,427

CASH AND CASH EQUIVALENTS - BEGINNING	3,938	1,511
CASH AND CASH EQUIVALENTS - ENDING	$1,699	$3,938

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(a)Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the Section captioned “Principal Holders of Our Common Stock” of the Proxy Statement.

(b)Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Proposal I - Election of Directors” of the Proxy Statement.

(c)Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders:

2014 Equity Incentive Plan, as amended	215,725	$29.81	56,569

Equity compensation plans
not approved by security holders:.

None	—	—	—

TOTAL	215,725	$29.81	56,569

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section in the Proxy Statement captioned “Proposal III -Ratification of Appointment of Independent Auditors.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)Listed below are all financial statements, schedules and exhibits filed as part of this Annual Report on Form 10-K.

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C. (PCAOB: 00074), independent registered public accounting firm.

2.Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (8)
3(ii)	Bylaws of Norwood Financial Corp
4.1	Specimen Stock Certificate of Norwood Financial Corp (1)
4.2	Description of Capital Stock of Norwood Financial Corp (10)
10.2†	Change in Control Severance Agreement with William S. Lance (2)
10.11†	2014 Equity Incentive Plan, as amended (4)
10.12†	Addendum to Change in Control Severance Agreement with William S. Lance (5)
10.13†	Salary Continuation Agreement, dated September 1, 2017, between Wayne Bank and William S. Lance (3)
10.15†	Change-In-Control Severance Agreement, dated February 14, 2022, by and among Norwood Financial Corp, Wayne Bank, and Vincent G. O’Bell (14)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody (6)
10.17†	Addendum, dated January 16, 2018, to Change-In-Control Severance Agreement, dated March 2, 2010, by and among Norwood Financial Corp, Wayne Bank and William S. Lance (6)
10.19	Wayne Bank Executive Annual Incentive Plan (9)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (7)
10.21	First Amendment to Salary-Continuation Agreement dated January 24, 2023, between Wayne Bank and William S. Lance (15)
10.22	Addendum to Change in Control Severance Agreement dated January 20, 2023 with William S. Lance (16)
10.23	Employment Agreement dated May 9, 2022, by and among Norwood Financial Corp, Wayne Bank and James O Donnelly (11)
10.24	Stock Award Agreement dated May 10, 2022, between Norwood Financial Corp and James O. Donnelly (12)
10.25	Salary-Continuation Agreement dated May 10, 2022, between Wayne Bank and James O. Donnelly (14)
19	Norwood Financial Corp Insider Trading Policy
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
97	Norwood Financial Corp Incentive-Based Compensation Recovery Policy

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

(2)	Incorporated herein by reference from the identically numbered exhibits to the Company’s Form 10-K filed with the Commission on March 15, 2010.
(3)	Incorporated by reference from the exhibits to the Current Report on Form 8-K filed with the Commission on September 5, 2017.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-266622) filed with the Commission on August 8, 2022.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2015.
(6)	Incorporated by reference into this document from the exhibits to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(8)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(9)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(10)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 9, 2021.

(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(14)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Commission on March 11, 2022, (File No. 0-28364).
(15)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 17, 2023
(16)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 17, 2023

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 14, 2024	By:	/s/ James O. Donnelly
James O. Donnelly President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 2024 on behalf of the registrant and in the capacities indicated.

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