Form 10-Q
period 2024-03-31
NORWOOD FINANCIAL CORP
filed 2024-05-09
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2024
Common stock, par value $0.10 per share	8,098,466

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$19,519	$28,533
Interest-bearing deposits with banks	92,444	37,587
Cash and cash equivalents	111,963	66,120
Securities available for sale, at fair value (net of allowance for credit losses of $0)	398,374	406,259
Loans receivable (net of allowance for credit losses of $18,020 and $18,968)	1,603,428	1,584,650
Regulatory stock, at cost	6,545	7,318
Bank premises and equipment, net	18,057	17,838
Bank owned life insurance	45,869	46,439
Accrued interest receivable	8,135	8,123
Foreclosed real estate owned	97	97
Deferred tax assets, net	21,642	21,353
Goodwill	29,266	29,266
Other intangibles	202	221
Other assets	16,845	13,395
TOTAL ASSETS	$2,260,423	$2,201,079
LIABILITIES
Deposits:
Non-interest bearing demand	$383,362	$399,545
Interest-bearing	1,455,636	1,395,614
Total deposits	1,838,998	1,795,159
Short-term borrowings	60,055	74,076
Other borrowings	151,179	124,236
Accrued interest payable	11,737	10,510
Other liabilities	17,241	16,028
TOTAL LIABILITIES	2,079,210	2,020,009
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2024: 8,310,847 shares, 2023: 8,310,847 shares	831	831
Surplus	97,893	97,700
Retained earnings	137,285	135,284
Treasury stock at cost: 2024: 200,690 shares; 2023: 200,690 shares	(5,397)	(5,397)
Accumulated other comprehensive loss	(49,399)	(47,348)
TOTAL STOCKHOLDERS’ EQUITY	181,213	181,070
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,260,423	$2,201,079

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Loans receivable, including fees	$23,681	$19,158
Securities	2,526	2,505
Other	731	48
Total interest income	26,938	21,711
INTEREST EXPENSE
Deposits	10,110	4,362
Short-term borrowings	336	779
Other borrowings	1,782	477
Total interest expense	12,228	5,618
NET INTEREST INCOME	14,710	16,093
PROVISION FOR (RELEASE OF)
CREDIT LOSS EXPENSE	(624)	300
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	15,334	15,793
OTHER INCOME
Service charges and fees	1,343	1,313
Income from fiduciary activities	238	212
Net realized gains on sales of securities	—	2
Gains on sales of loans, net	6	—
Earnings and proceeds on bank owned life insurance	268	213
Other	151	172
Total other income	2,006	1,912
OTHER EXPENSES
Salaries and employee benefits	6,135	5,969
Occupancy, furniture & equipment, net	1,261	1,262
Data processing and related operations	1,022	768
Taxes, other than income	93	161
Professional fees	585	285
Federal Deposit Insurance Corporation insurance	361	200
Foreclosed real estate	21	29
Amortization of intangibles	19	23
Other	2,235	1,739
Total other expenses	11,732	10,436
INCOME BEFORE INCOME TAXES	5,608	7,269
INCOME TAX EXPENSE	1,175	1,487
NET INCOME	$4,433	$5,782
BASIC EARNINGS PER SHARE	$0.55	$0.71
DILUTED EARNINGS PER SHARE	$0.55	$0.71

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$4,433	$5,782
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (losses) gains	(2,596)	9,355
Tax effect	545	(1,963)
Reclassification of investment securities losses
recognized in net income	—	(2)
Tax effect	—	—
Other comprehensive (loss) income	(2,051)	7,390
Comprehensive Income	$2,382	$13,172

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2024 and 2023

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net Income	-	-	-	4,433	-	-	-	4,433
Other comprehensive loss	-	-	-	-	-	-	(2,051)	(2,051)
Cash dividends declared ($0.30 per share)	-	-	-	(2,432)	-	-	-	(2,432)
Compensation expense related to restricted stock	-	-	104	-	-	-	-	104
Compensation expense related to stock options	-	-	89	-	-	-	-	89
Balance, March 31, 2024	8,310,847	$831	$97,893	$137,285	200,690	$(5,397)	$(49,399)	$181,213

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	5,782	-	-	-	5,782
Other comprehensive income	-	-	-	-	-	-	7,390	7,390
Cash dividends declared ($0.29 per share)	-	-	-	(2,375)	-	-	-	(2,375)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	114	-	-	-	-	114
Stock options exercised	-	-	(44)	-	(14,250)	378	-	334
Compensation expense related to stock options	-	-	96	-	-	-	-	96
Balance, March 31, 2023	8,291,401	$829	$97,063	$131,416	110,400	$(2,930)	$(49,963)	$176,415

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$4,433	$5,782
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) Provision for credit losses	(624)	300
Depreciation	335	355
Amortization of intangible assets	19	23
Deferred income taxes	256	(579)
Net amortization of securities premiums and discounts	71	233
Net realized gain on sales of securities	—	(2)
Earnings and proceeds on life insurance policies	(268)	(213)
Net amortization of loan fees	143	129
Net gain on sale of loans	(6)	—
Mortgage loans originated for sale	(160)	—
Proceeds from sale of loans originated for sale	166	—
Compensation expense related to stock options	89	96
Compensation expense related to restricted stock	104	114
(Increase) Decrease in accrued interest receivable	(12)	284
Increase in accrued interest payable	1,227	2,050
Other, net	(1,522)	1,533
Net cash provided by operating activities	4,251	10,105
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	1,982
Proceeds from maturities and principal reductions on mortgage-backed securities	15,213	7,824
Purchases	(9,996)	—
Purchase of regulatory stock	(1,510)	(3,685)
Redemption of regulatory stock	2,283	3,140
Net increase in loans	(18,172)	(61,828)
Purchase of bank-owned life insurance	—	(2,000)
Purchase of premises and equipment	(554)	(91)
Net cash used in investing activities	(12,736)	(54,658)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	43,839	28,208
Net (decrease) increase in short-term borrowings	(14,021)	15,340
Repayments of other borrowings	(33,057)	(9,811)
Proceeds from other borrowings	60,000	10,000
Stock options exercised	—	334
Cash dividends paid	(2,433)	(2,369)
Net cash provided by financing activities	54,328	41,702
Increase (decrease) in cash and cash equivalents	45,843	(2,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,120	31,866
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,963	$29,015

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$11,001	$3,568
Income taxes paid, net of refunds	$257	$189
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$473	$454
Dividends payable	$2,432	$2,372

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$112	$103
ATM fees	106	106
Overdraft fees	355	320
Safe deposit box rental	24	26
Loan related service fees	131	153
Debit card fees	526	559
Fiduciary activities	238	212
Commissions on mutual funds and annuities	68	26
Other income	151	172
Noninterest Income (in-scope of Topic 606)	1,711	1,677
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	2
Loan servicing fees	21	20
Gains on sales of loans	6	—
Earnings on and proceeds from bank-owned life insurance	268	213
Noninterest Income (out-of-scope of Topic 606)	295	235
Total Noninterest Income	$2,006	$1,912

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2024	2023
Weighted average shares outstanding	8,110	8,176
Less: Unvested restricted shares	(46)	(45)
Basic EPS weighted average shares outstanding	8,064	8,131
Basic EPS weighted average shares outstanding	8,064	8,131
Add: Dilutive effect of stock options and restricted shares	6	17
Diluted EPS weighted average shares outstanding	8,070	8,148

For the three month period ended March 31, 2024, there were 139,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $27.21 per share as of March 31, 2024.

For the three month period ended March 31, 2023, there were 110,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $29.42 per share as of March 31, 2023.

4.           Stock-Based Compensation

During the three-month period ended March 31, 2024, no stock options were granted. As of March 31, 2024, there was $257,000 of total unrecognized compensation cost related to non-vested options granted in 2023 and 2024 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2023. Compensation costs related to stock options amounted to $89,000 and $96,000 during the three-month periods ended March 31, 2024 and 2023, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2024 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2023	215,725	$29.81	6.9	Yrs.	$759
Granted	—	-	-
Exercised	—	-	-
Forfeited	(1,500)	36.02	5.7
Outstanding at March 31, 2024	214,225	$29.77	6.6	Yrs.	$188
Exercisable at March 31, 2024	175,725	$29.79	5.8	Yrs.	$188

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $27.21 per share as of March 31, 2024 and $32.91 per share as of December 31, 2023.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2024 and 2023 is as follows:

	2024		2023
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	45,966	$29.90	44,460	$30.12
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested, March 31,	45,966	$29.90	44,460	$30.12

The expected future compensation expense relating to the 45,966 shares of non-vested restricted stock outstanding as of March 31, 2024 is $1,253,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $104,000 and $114,000 during the three-month periods ended March 31, 2024 and 2023, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three months ended March 31, 2024 and 2023:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive loss before reclassification	(2,051)
Amount reclassified from accumulated other comprehensive loss	—
Total other comprehensive loss	(2,051)
Balance as of March 31, 2024	$(49,399)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive income before reclassification	7,392
Amount reclassified from accumulated other comprehensive income	(2)
Total other comprehensive income	7,390
Balance as of March 31, 2023	$(49,963)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three months ended March 31, 2024 and 2023:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	March 31,		Statements
Details about other comprehensive income	2024	2023	of Income
Unrealized losses on available for sale securities	$—	$2	Net realized (losses) gains on sales of securities
Tax effect	—	—	Income tax expense
	$—	$2

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2024	2023
Commitments to grant loans	$82,423	$92,602
Unfunded commitments under lines of credit	152,505	166,507
Standby letters of credit	7,126	15,538
	$242,054	$274,647

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

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	March 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$47,152	$1	$(2,477)	$-	$44,676
U.S. Government agencies	22,523	-	(2,695)	-	19,828
States and political subdivisions	151,575	-	(23,308)	-	128,267
Mortgage-backed securities-
government sponsored entities	240,280	-	(34,677)	-	205,603
Total debt securities	$461,530	$-	$(63,157)	$-	$398,374

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$55,968	$14	$(2,382)	$-	$53,600
U.S. Government agencies	18,486	-	(2,490)	-	15,996
States and political subdivisions	151,764	-	(22,285)	-	129,479
Mortgage-backed securities-government
sponsored entities	240,600	-	(33,416)	-	207,184
Total debt securities	$466,818	$14	$(60,573)	$-	$406,259

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$36,770	$(2,477)	$36,770	$(2,477)
U.S. Government agencies	3,985	(21)	15,843	(2,674)	19,828	(2,695)
States and political subdivisions	1,483	(17)	125,899	(23,291)	127,382	(23,308)
Mortgage-backed securities-government sponsored entities	5,882	(52)	199,721	(34,625)	205,603	(34,677)
	$11,350	$(90)	$378,233	$(63,067)	$389,583	$(63,157)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$40,833	$(2,382)	$40,833	$(2,382)
U.S. Government agencies	-	-	15,996	(2,490)	15,996	(2,490)
States and political subdivisions	2,261	(12)	125,452	(22,273)	127,713	(22,285)
Mortgage-backed securities-government sponsored entities	-	-	207,184	(33,416)	207,184	(33,416)
	$2,261	$(12)	$389,465	$(60,561)	$391,726	$(60,573)

At March 31, 2024, the Company had 8 debt securities in an unrealized loss position in the less than twelve months category and 331 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2024 and 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$27,123	$26,851
Due after one year through five years	39,706	36,584
Due after five years through ten years	72,692	59,464
Due after ten years	81,729	69,872
	221,250	192,771
Mortgage-backed securities-government sponsored entities	240,280	205,603
	$461,530	$398,374

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months
	Ended March 31,
	2024	2023
Gross realized gains	$—	$4
Gross realized losses	—	(2)
Net realized gains (losses)	$—	$2
Proceeds from sales of securities	$—	$1,982

Securities with a carrying value of $380,112,000 and $344,204,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2024		December 31, 2023
Real Estate Loans:
Residential	$313,531	19.3%	$316,546	19.7%
Commercial	691,755	42.7	675,156	42.1
Agricultural	62,309	3.9	63,859	4.0
Construction	47,409	2.9	51,453	3.2
Commercial loans	204,006	12.6	200,576	12.5
Other agricultural loans	31,439	1.9	31,966	2.0
Consumer loans to individuals	271,231	16.7	264,321	16.5
Total loans	1,621,680	100.0%	1,603,877	100.0%
Deferred fees, net	(232)		(259)
Total loans receivable	1,621,448		1,603,618
Allowance for credit losses	(18,020)		(18,968)
Net loans receivable	$1,603,428		$1,584,650

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, foreclosed real estate owned totaled $97,000 and $97,000, respectively. During the three months ended March 31, 2024, there were no additions to the foreclosed real estate category. As of March 31, 2024, the Company has initiated formal foreclosure proceedings on 6 properties classified as consumer residential mortgages with an aggregate carrying value of $285,000.

The following table shows the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
March 31, 2024	(In thousands)
Individually evaluated	$487	$2,200	$—	$—	$111	$185	$752	$3,735
Collectively evaluated	313,044	689,555	62,309	47,409	203,895	31,254	270,479	1,617,945
Total Loans	$313,531	$691,755	$62,309	$47,409	$204,006	$31,439	$271,231	$1,621,680

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2024 and December 31, 2023 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2024
Real Estate loans
Residential	$312,201	$511	$332	$-	$487	$1,330	$313,531
Commercial	685,572	3,983	-	-	2,200	6,183	691,755
Agricultural	62,309	-	-	-	-	-	62,309
Construction	47,392	-	17	-	-	17	47,409
Commercial loans	202,679	1,194	22	-	111	1,327	204,006
Other agricultural loans	31,254	-		-	185	185	31,439
Consumer loans	269,579	589	311	8	744	1,652	271,231
Total	$1,610,986	$6,277	$682	$8	$3,727	$10,694	$1,621,680

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2023
Real Estate loans
Residential	$315,224	$877	$13	$-	$432	$1,322	$316,546
Commercial	666,768	6,177	-	-	2,211	8,388	675,156
Agricultural	63,732	127	-		-	127	63,859
Construction	51,435	-	18	-	-	18	51,453
Commercial loans	192,988	3,170	154	-	4,264	7,588	200,576
Other agricultural loans	31,959	7	-		-	7	31,966
Consumer loans	262,578	865	163	-	715	1,743	264,321
Total	$1,584,684	$11,223	$348	$-	$7,622	$19,193	$1,603,877

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	—	-	-	-	(55)	-	(439)	(494)
Recoveries	42	102	-	-	—	-	27	171
(Release of) Provision for credit losses	(196)	(2,142)	26	(102)	835	74	880	(625)
Ending balance, March 31, 2024	$1,197	$9,831	$84	$831	$1,987	$168	$3,922	$18,020
Ending balance individually evaluated	$-	$-	$-	$-	$-	$-	$69	$69
Ending balance collectively evaluated	$1,197	$9,831	$84	$831	$1,987	$168	$3,853	$17,951

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	—	(112)	-	-	(50)	-	(202)	(364)
Recoveries	6	6	-	-	6	-	26	44
Provision for credit losses	65	11	62	(94)	(87)	(45)	388	300
Ending balance, March 31, 2023	$1,359	$13,725	$121	$703	$1,158	$82	$2,297	$19,445
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$1	$-	$-	$1
Ending balance collectively evaluated for impairment	$1,359	$13,725	$121	$703	$1,157	$82	$2,297	$19,444

During the three months ended March 31, 2024, the Company recorded a release of provision for credit losses totaling $625,000. Factors impacting the release include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
March 31, 2024
Real Estate loans
Residential	$487	$-	$487	$-	$487
Commercial	2,200	-	2,200	-	2,200
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	111	-	111	-	111
Other agricultural loans	185	-	185	-	185
Consumer loans	675	69	744	8	752
Total	$3,658	$69	$3,727	$8	$3,735

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2023
Real Estate loans
Residential	$432	$-	$432	$-	$432
Commercial	2,211	-	2,211	-	2,211
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	4,264	-	4,264	-	4,264
Other agricultural loans	-	-	-	-	-
Consumer loans	162	553	715	-	715
Total	$7,069	$553	$7,622	$-	$7,622

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$11,173	$80,240	$130,611	$114,116	$66,212	$253,363	$13,664	$-	$669,379
Special Mention	-	1,300	624	76	1,321	6,134	2,722	-	12,177
Substandard	-	-	2,944	3,141	1,435	2,679	-	-	10,199
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,173	$81,540	$134,179	$117,333	$68,968	$262,176	$16,386	$-	$691,755

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating

Pass	$1,154	$2,628	$12,369	$5,391	$7,502	$31,805	$515	$-	$61,364
Special Mention	-	-	-	-	-	795	150	-	945
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,154	$2,628	$12,369	$5,391	$7,502	$32,600	$665	$-	$62,309

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$16,042	$42,669	$37,276	$23,691	$12,591	$23,602	$39,648	$-	$195,519
Special Mention	-	529	1,352	222	110	139	544	-	2,896
Substandard	-	-	2,970	610	47	49	1,915	-	5,591
Doubtful	-	-	-	-	-	-	-	-	-
Total	$16,042	$43,198	$41,598	$24,523	$12,748	$23,790	$42,107	$-	$204,006

Commercial loans
Current period gross charge-offs	$-	$-	$-	$-	$4	$51	$-	$-	$55

Other agricultural loans
Risk Rating
Pass	$561	$2,592	$4,817	$3,075	$2,778	$5,445	$11,752	$-	$31,020
Special Mention	-	-	-	1	-	153	80	-	234
Substandard	-	-	-	-	185	-	-	-	185
Doubtful	-	-	-	-	-	-	-	-	-
Total	$561	$2,592	$4,817	$3,076	$2,963	$5,598	$11,832	$-	$31,439

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$28,930	$128,129	$185,073	$146,273	$89,083	$314,215	$65,579	$-	$957,282
Special Mention	-	1,829	1,976	299	1,431	7,221	3,496	-	16,252
Substandard	-	-	5,914	3,751	1,667	2,728	1,915	-	15,975
Doubtful	-	-	-	-	-	-	-	-	-
Total	$28,930	$129,958	$192,963	$150,323	$92,181	$324,164	$70,990	$-	$989,509

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$78,496	$131,948	$112,102	$65,949	$72,480	$186,116	$13,332	$-	$660,423
Special Mention	1,300	411	243	1,331	-	6,157	1,579	-	11,021
Substandard	-	-	-	1,444	36	2,232	-	-	3,712
Doubtful	-	-	-	-	-	-	-	-	-
Total	$79,796	$132,359	$112,345	$68,724	$72,516	$194,505	$14,911	$-	$675,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,635	$12,509	$5,433	$7,606	$7,746	$24,654	$522	$-	$61,105
Special Mention	-	-	-	-	399	490	150	-	1,039
Substandard	-	508	-	1,018	-	189	-	-	1,715
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,635	$13,017	$5,433	$8,624	$8,145	$25,333	$672	$-	$63,859

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$48,571	$41,863	$24,443	$13,752	$9,914	$15,384	$38,644	$-	$192,571
Special Mention	553	1,412	257	134	20	188	768	-	3,332
Substandard	-	126	342	656	-	49	3,500	-	4,673
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,124	$43,401	$25,042	$14,542	$9,934	$15,621	$42,912	$-	$200,576

Commercial loans
Current period gross charge-offs	$-	$32	$24	$4,856	$-	$41	$-	$-	$4,953

Other agricultural loans
Risk Rating
Pass	$2,670	$5,286	$3,251	$2,912	$2,373	$3,836	$11,091	$-	$31,419
Special Mention	-	-	2	185	86	-	155	-	428
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,670	$5,286	$3,253	$3,097	$2,578	$3,836	$11,246	$-	$31,966

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$132,372	$191,606	$145,229	$90,219	$92,513	$229,990	$63,589	$-	$945,518
Special Mention	1,853	1,823	502	1,650	505	6,835	2,652	-	15,820
Substandard	-	634	342	3,118	155	2,470	3,500	-	10,219
Doubtful	-	-	-	-	-	-	-	-	-
Total	$134,225	$194,063	$146,073	$94,987	$93,173	$239,295	$69,741	$-	$971,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$1,177	$28,172	$62,759	$56,633	$34,427	$100,804	$29,072	$-	$313,044
Nonperforming	-	-	-	-	-	468	19	-	487
Total	$1,177	$28,172	$62,759	$56,633	$34,427	$101,272	$29,091	$-	$313,531

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$4,881	$27,558	$11,894	$474	$-	$292	$2,310	$-	$47,409
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$4,881	$27,558	$11,894	$474	$-	$292	$2,310	$-	$47,409

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$27,817	$119,375	$70,081	$22,256	$12,685	$17,370	$895	$-	$270,479
Nonperforming	-	129	400	154	21	48	-	-	752
Total	$27,817	$119,504	$70,481	$22,410	$12,706	$17,418	$895	$-	$271,231

Consumer loans to individuals
Current period gross charge-offs	$-	$67	$277	$72	$23	$-	$-	$-	$439

Total
Payment Performance
Performing	$33,875	$175,105	$144,734	$79,363	$47,112	$118,466	$32,277	$-	$630,932
Nonperforming	-	129	400	154	21	516	19	-	1,239
Total	$33,875	$175,234	$145,134	$79,517	$47,133	$118,982	$32,296	$-	$632,171

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,446	$62,178	$57,691	$35,357	$16,406	$87,951	$29,085	$-	$316,114
Nonperforming	-	-	-	-	58	324	50	-	432
Total	$27,446	$62,178	$57,691	$35,357	$16,464	$88,275	$29,135	$-	$316,546

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$34	$-	$-	$34

Construction
Payment Performance
Performing	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$127,243	$76,339	$24,584	$14,343	$10,217	$9,942	$938	$-	$263,606
Nonperforming	111	404	118	31	41	10	-	-	715
Total	$127,354	$76,743	$24,702	$14,374	$10,258	$9,952	$938	$-	$264,321

Consumer loans to individuals
Current period gross charge-offs	$45	$710	$200	$35	$45	$28	$4	$-	$1,067

Total
Payment Performance
Performing	$178,189	$153,423	$89,066	$51,299	$28,452	$98,517	$32,227	$-	$631,173
Nonperforming	111	404	118	31	99	334	50	-	1,147
Total	$178,300	$153,827	$89,184	$51,330	$28,551	$98,851	$32,277	$-	$632,320

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the three months ended March 31, 2024, there were 3 modifications made to borrowers experiencing financial difficulty. The following table presents modifications made to borrowers experiencing financial difficulty:

Principal Payment Deferral

	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$6,509	0.94%	Deferred Principal for 6 months
Commercial loans	3,243	1.59	Deferred Principal for 6 months
Consumer Loans	30	0.01	Deferred Principal for 6 months

Total	$9,782

Principal Payment Adjustment

	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$399	0.06%	Reduced principal payment plus interest due monthly with balloon payment to be made in August 2024

Total	$399

Combination - Term Extension and Interest Rate Adjustment

	Amortized Cost Basis at March 31, 2024	% of Total Class of Financing Receivable	Financial Effect

Residential real estate loans	$42	0.01%	New loan was granted which decreased term from 240 months to 180 months and rate was increased from 4.75% to 9.25%

Total	$42

The Company’s primary business activity as of March 31, 2024 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2024, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $148.9 million of loans outstanding, or 9.2% of total loans outstanding, and residential rentals with loans outstanding of $113.5 million, or 7.0% of loans outstanding. For the three months ended March 31, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of March 31, 2024 (in thousands):

Account Type	Outstanding as of March 31, 2024	Percent of Loans as of March 31, 2024

Commercial Rentals	$148,899	9.18%
Residential Rentals	113,474	7.00
Hotels/Motels	92,138	5.68
Builders/Contractors	39,878	2.46
Dairy Cattle/Milk Product	47,430	2.93
Fuel/Gas Stations	46,552	2.87
Government Support	26,914	1.66
Mobile Home Park	27,861	1.72
Wineries	23,863	1.47
Camps	25,647	1.58
Resorts	20,154	1.24

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the three-month periods ended March 31, 2024 and 2023, amounted to $181,000 and $176,000 respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh (“Federal Home Loan Bank”) advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at March 31, 2024.

Operating
Weighted-average remaining term	9.4
Weighted-average discount rate	2.58%

The following table presents the undiscounted cash flows due related to operating leases as of March 31, 2024, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating

2024	$500
2025	680
2026	524
2027	401
2028	401
2029 and thereafter	2,013
Total undiscounted cash flows	4,519
Discount on cash flows	637
Total lease liabilities	$3,882

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$44,676	$-	$44,676	$-
U.S. Government agencies	19,828	-	19,828	-
States and political subdivisions	128,267	-	128,267	-
Mortgage-backed securities-government
sponsored entities	205,603	-	205,603	-
Interest rate derivatives	1,336	-	1,336	-

LIABILITIES
Interest rate derivatives	1,336	-	1,336	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$53,600	$-	$53,600	$-
U.S. Government agencies	15,996	-	15,996	-
States and political subdivisions	129,479	-	129,479	-
Mortgage-backed securities-government
sponsored entities	207,184	-	207,184	-
Interest rate derivatives	1,225	-	1,225	-

LIABILITIES
Interest rate derivatives	1,225	-	1,225	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and December 31, 2023 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2024
Individually analyzed loans held for investment	$3,666	$-	$-	$3,666
Foreclosed Real Estate Owned	97	-	-	97
December 31, 2023
Individually analyzed loans held for investment	$7,487	$-	$-	$7,487
Foreclosed Real Estate Owned	97	-	-	97

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2024, the fair value investment in individually analyzed loans totaled $3,666,000, which included 41 loan relationships with a carrying value of $3,332,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of March 31, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $471,000. As of March 31, 2024, the fair value investment in individually analyzed loans included 17 loan relationships with a carrying value of $403,000 that required a valuation allowance of $69,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of March 31, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

As of December 31, 2023, the fair value investment in individually analyzed loans totaled $7,487,000, which included 33 loan relationships with a carrying value of $7,069,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $5,277,000 over the life of the loans. As of December 31, 2023, the fair value investment in individually analyzed loans included 21 loan relationships with a carrying value of $553,000 that required a valuation allowance of $135,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2024
Individually analyzed loans held for investment	$3,666	Appraisal of collateral(1)	Appraisal adjustments(2)	10.0%-10.0% (10.0%)
Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	10.0%-10.0% (10.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually analyzed loans held for investment	$7,487	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (2.68%)

Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	16.67%-37.20% (28.07%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2024 and December 31, 2023. (In thousands)

	Fair Value Measurements at March 31, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$111,963	$111,963	$111,963	$-	$-
Loans receivable, net	1,603,428	1,535,585	-	-	1,535,585
Mortgage servicing rights	172	506	-	-	506
Regulatory stock (1)	6,545	6,545	6,545	-	-
Bank owned life insurance (1)	45,869	45,869	45,869	-	-
Accrued interest receivable (1)	8,135	8,135	8,135	-	-
Financial liabilities:
Deposits	1,838,998	1,832,638	1,080,822	-	751,816
Short-term borrowings (1)	60,055	60,055	60,055	-	-
Other borrowings	151,179	150,963	-	-	150,963
Accrued interest payable (1)	11,737	11,737	11,737	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$66,120	$66,120	$66,120	$-	$-
Loans receivable, net	1,584,650	1,521,667	-	-	1,521,667
Mortgage servicing rights	188	506	-	-	506
Regulatory stock (1)	7,318	7,318	7,318	-	-
Bank owned life insurance (1)	46,439	46,439	46,439	-	-
Accrued interest receivable (1)	8,123	8,123	8,123	-	-
Financial liabilities:
Deposits	1,795,159	1,800,104	1,086,050	-	714,054
Short-term borrowings (1)	74,076	74,076	74,076	-	-
Other borrowings	124,236	124,058	-	-	124,058
Accrued interest payable (1)	10,510	10,510	10,510	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

11.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2024 and December 31, 2023, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of March 31, 2024 and December 31, 2023 was $1,336,000 and $1,225,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2024	December 31, 2023	Interest Rate Paid	Interest Rate Received	March 31, 2024	December 31, 2023
Customer interest rate swap

Maturing November, 2030	$6,051	$6,145	Term SOFR + Margin	Fixed	$814	$746
Maturing December, 2030	3,965	4,032	Term SOFR + Margin	Fixed	522	479

Total	$10,016	$10,177			$1,336	$1,225

Third party interest rate swap

Maturing November, 2030	$6,051	$6,145	Fixed	Term SOFR + Margin	$814	$746
Maturing December, 2030	3,965	4,032	Fixed	Term SOFR + Margin	522	479

Total	$10,016	$10,177			$1,336	$1,225

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2024
Interest rate derivatives	Other assets	$1,336	Other liabilities	$1,336

December 31, 2023
Interest rate derivatives	Other assets	1,225	Other liabilities	1,225

12.           New and Recently Adopted Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices, instability in the banking system, and the potential for a recessionary economy. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

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

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position.

Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2023 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, and the determination of goodwill impairment. Please refer to the discussion of the allowance for credit losses calculation under “Changes in Financial Condition - Loans” below.

In connection with the acquisition of North Penn in 2011, we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of Delaware in 2016, we recorded goodwill in the amount of $1.6 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of UpState New York Bancorp, Inc. in July 2020, we recorded goodwill in the amount of $17.9 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. Goodwill is tested annually and deemed impaired when the carrying value of goodwill exceeds its implied fair value.

Changes in Financial Condition

General

Total assets as of March 31, 2024 were $2.260 billion compared to $2.201 billion as of December 31, 2023. The increase was due primarily to a $45.8 million increase in cash and cash equivalents and an $18.0 million increase in loans outstanding.

Securities

The fair value of securities available for sale as of March 31, 2024 was $398.4 million compared to $406.3 million as of December 31, 2023. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2024, or the three months ended March 31, 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.603 billion at March 31, 2024 compared to $1.585 billion as of December 31, 2023. The $18.0 million increase in loans receivable during the three months ended March 31, 2024, was due primarily to a $16.6 million increase in commercial real estate loans, a $3.4 million increase in commercial loans and a $6.9 million increase in consumer loans, partially offset by a $9.1 million decrease in residential, agricultural and construction loans, net.

The allowance for credit losses totaled $18,020,000 as of March 31, 2024, and represented 1.11% of total loans outstanding, compared to $18,968,000, or 1.18% of total loans outstanding, at December 31, 2023. The Company had net charge-offs for the three months ended March 31, 2024 of $323,000, compared to $320,000 in the corresponding period in 2023. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at March 31, 2024 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of March 31, 2024, non-performing loans totaled $3,735,000 or 0.23% of total loans compared to $7,622,000, or 0.48%, of total loans at December 31, 2023. The decrease in non-performing loans as of March 31, 2024, is due primarily to a $4,153,000 decrease in commercial loans, which included the pay off of a $4,150,000 commercial relationship. At March 31, 2024, non-performing assets totaled $3,832,000, or 0.17%, of total assets, compared to $7,719,000, or 0.35%, of total assets at December 31, 2023.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$487	$432
Commercial	2,200	2,211
Agricultural	—	—
Construction	—	—
Commercial and financial loans	111	4,264
Other agricultural loans	185	—
Consumer loans to individuals	744	715
Total non-accrual loans	3,727	7,622
Accruing loans which are contractually
past due 90 days or more	8	—
Total non-performing loans	3,735	7,622
Foreclosed real estate	97	97
Total non-performing assets	$3,832	$7,719

Allowance for credit losses	$18,020	$18,968

Coverage of non-performing loans	482% %	249% %
Non-performing loans to total loans	0.23%	0.48%
Non-performing loans to total assets	0.17%	0.35%
Non-performing assets to total assets	0.17%	0.35%

Deposits

During the three-months ended March 31, 2024, total deposits increased $43.8 million due primarily to a $49.0 million increase in certificates of deposit. The increase in certificates of deposit was due to a migration from lower yielding demand deposits into higher yielding time deposits, as well as growth from to deposit promotions. All other deposit categories decreased $5.2 million, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Non-interest bearing demand	$383,362	$399,545
Interest-bearing demand	271,480	253,133
Money market deposit accounts	203,486	206,928
Savings	222,494	226,444
Time deposits <$250,000	483,698	439,610
Time deposits >$250,000	274,478	269,499
Total	$1,838,998	$1,795,159

Borrowings

Short-term borrowings decreased $14.0 million to $60.1 million at March 31, 2024, compared to $74.1 million at December 31, 2023, due primarily to an decrease in overnight borrowings.

Other borrowings as of March 31, 2024, were $151.2 million compared to $124.2 million as of December 31, 2023. Federal Reserve Bank borrowings increased $30.0 million during the three-months ended March 31, 2024, contributing to the increase. Federal Home Loan Bank borrowings decreased $3.1 million during the period.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2024	December 31, 2023
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$20,000	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	3,802	4,406
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	24,180	25,950
Amortizing fixed rate borrowing due July 2028 at 4.70%	13,197	13,880
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$91,179	$94,236

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	$—	$10,000
Fixed rate borrowing due September 2024 at 5.55%	—	20,000
Fixed rate borrowing due January 2025 at 4.81%	40,000	—
Fixed rate borrowing due January 2025 at 4.76%	20,000	—
	$60,000	$30,000

Stockholders’ Equity and Capital Ratios

As of March 31, 2024, total stockholders’ equity was $181.2 million, compared to $181.1 million as of December 31, 2023. Total stockholders’ equity increased $4.4 million due to net income, offset partially by $2.4 million of dividends declared and a decrease of $ 2.0 million in the fair value of securities in the available-for-sale portfolio, net of tax. The decrease in fair value of securities is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2024	December 31, 2023
Tier 1 Capital
(To average assets)	8.95%	9.00%
Tier 1 Capital
(To risk-weighted assets)	11.96%	11.99%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.96%	11.99%
Total Capital
(To risk-weighted assets)	12.99%	13.06%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of March 31, 2024.

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

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $112.0 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $398.4 million which could be used for liquidity needs. Total liquidity of $510.3 million as of March 31, 2024, represents 22.6% of total assets, compared to $472.4 million and 21.5% of total assets as of December 31, 2023. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2024 and December 31, 2023. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2024. There were no borrowings under this line as of March 31, 2024 and December 31, 2023.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10,000,000. There were no borrowings under this line as of March 31, 2024 and December 31, 2023.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $675,110,000 as of March 31, 2024, of which $91,179,000 was outstanding in the form of borrowings as of March 31, 2024. As of December 31, 2023, the maximum borrowing capacity was $682,417,000, of which $114,236,000 of borrowings was outstanding as of December 31, 2023. Additionally, as of March 31, 2024, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $171,075,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2023, there was $136,650,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$53,930	$730	5.41%	$4,213	$48	4.56%
Securities available for sale:
Taxable	402,275	2,147	2.13	421,132	2,115	2.01
Tax-exempt (1)	69,880	481	2.75	71,719	494	2.76
Total securities available for sale (1)	472,155	2,628	2.23	492,851	2,609	2.12
Loans receivable (1) (4) (5)	1,612,106	23,775	5.90	1,507,095	19,236	5.11
Total interest-earning assets	2,138,191	27,133	5.08	2,004,159	21,893	4.37
Non-interest earning assets:
Cash and due from banks	24,593			25,980
Allowance for credit losses	(19,096)			(19,009)
Other assets	73,692			64,601
Total non-interest earning assets	79,189			71,572
Total Assets	$2,217,380			$2,075,731
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$449,825	$2,311	2.06	$500,405	$959	0.77
Savings	235,545	250	0.42	275,387	105	0.15
Time	725,199	7,549	4.16	545,804	3,298	2.42
Total interest-bearing deposits	1,410,569	10,110	2.87	1,321,596	4,362	1.32
Short-term borrowings	57,997	336	2.32	101,793	779	3.06
Other borrowings	155,498	1,782	4.58	37,542	477	5.08
Total interest-bearing liabilities	1,624,064	12,228	3.01	1,460,931	5,618	1.54
Non-interest bearing liabilities:
Demand deposits	386,066			423,221
Other liabilities	25,162			19,245
Total non-interest bearing liabilities	411,228			442,466
Stockholders' equity	182,088			172,334
Total Liabilities and Stockholders' Equity	$2,217,380			$2,075,731
Net interest income/spread (tax equivalent basis)		14,905	2.06%		16,275	2.83%
Tax-equivalent basis adjustment		(195)			(182)
Net interest income		$14,710			$16,093
Net interest margin (tax equivalent basis)			2.79%			3.25%

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

	Increase/(Decrease)
	Three months ended March 31, 2024 Compared to
	Three months ended March 31, 2023
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$583	$99	$682
Securities available for sale:
Taxable	(96)	128	32
Tax-exempt securities	(11)	(2)	(13)
Total securities	(107)	126	19
Loans receivable	1,486	3,053	4,539
Total interest-earning assets	1,962	3,278	5,240
Interest-bearing liabilities:
Interest-bearing demand and money market	(235)	1,587	1,352
Savings	(36)	181	145
Time	1,580	2,671	4,251
Total interest-bearing deposits	1,309	4,439	5,748
Short-term borrowings	(312)	(131)	(443)
Other borrowings	1,480	(175)	1,305
Total interest-bearing liabilities	2,477	4,133	6,610
Net interest income (tax-equivalent basis)	$(515)	$(855)	$(1,370)

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Comparison of Operating Results for the Three Months Ended March 31, 2024 to March 31, 2023

General

For the three months ended March 31, 2024, net income totaled $4,433,000 compared to net income of $5,782,000 in the three months ended March 31, 2023. The decrease in net income for the three months ended March 31, 2024 was due primarily to a $1,383,000 decrease in net interest income and an increase of $1,296,000 in operating expenses. Earnings per share for the three-months ended March 31, 2024 were $0.55 per share for basic shares and fully diluted shares, compared to $0.71 per share for basic shares and for fully diluted shares for the three months ended March 31, 2023. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2024 were 0.80% and 9.79%, respectively, compared to 1.13% and 13.61%, respectively, for the same period in 2023.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2024 to March 31, 2023
Net income three months ended March 31, 2023	$5,782
Change due to:
Net interest income	(1,383)
Provision for credit losses	924
Net gains on sales of securities and loans	4
Service charges and fees	30
Earnings and proceeds on bank-owned life insurance	55
Other income	5
Salaries and employee benefits	(166)
Occupancy, furniture and equipment	1
All other expenses	(1,131)
Income tax expense	312
Net income three months ended March 31, 2024	$4,433

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2024 totaled $14,905,000 which was $1,370,000 lower than the comparable period in 2023. The decrease in net interest income was due primarily to a $6,610,000 increase in total interest expense, which was partially offset by a $5,240,000 increase in total interest income (fte). The (fte) net interest spread and net interest margin were 2.06% and 2.79%, respectively, for the three months ended March 31, 2024 compared to 2.83% and 3.25%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” described above on page 36.

For the three-months ended March 31, 2024, interest income (fte) totaled $27,133,000, with a yield on average earning assets of 5.08% compared to $21,893,000 and 4.37% for the three months ended March 31, 2023. Average loans increased $105.0 million during the three-months ended March 31, 2024, over the comparable period of 2023, while average securities decreased $20.7 million compared to the three months ended March 31, 2023. Average earning assets totaled $2.138 billion for the three months ended March 31, 2024, an increase of $134.0 million, over average earning assets for the same period in 2023. See “Non-GAAP Financial Measures” described above on page 36.

Interest expense for the three months ended March 31, 2024 totaled $12,228,000, at an average cost of 3.01%, compared to $5,618,000, at an average cost of 1.54% for the same period in 2023. The increase in interest expense during the three-months ended March 31, 2024 reflects the overall higher level of market interest rates. During the three months ended March 31, 2024, the average cost of time deposits, which is the most significant component of funding costs, increased 1.74% compared to the same three-month period of last year, while short-term borrowing costs decreased 0.74% and other borrowing costs decreased 0.50% compared to the same three-month period of 2023.

Provision for Credit Losses

The Company had a release of credit losses of $624,000 during the three months ended March 31, 2024, compared to a $300,000 provision for credit losses for the three months ended March 31, 2023. The primary reason for the decreased provision for credit losses is a result of a decrease in qualitative factors applied due to a decrease in loan growth, and a decrease in the level of non-

performing loans. The Company makes provisions for or releases of credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $323,000 for the quarter ended March 31, 2024, compared to a net charge-off of $320,000 for the similar period in 2023. At March 31, 2024, the allowance for credit losses related to loans receivable was 1.11% of loans receivable. Additionally, at March 31, 2024, the allowance for credit losses related to loans receivable represented 482% of non-performing loans.

Other Income

Other income totaled $2,006,000 for the three months ended March 31, 2024, compared to $1,912,000 for the same period in 2023. The increase was due primarily to an increased level of service charges and fees, along with an increase in earnings and proceeds on bank-owned life insurance. All other categories of other income increased $9,000, net, during the three months ended March 31, 2024.

Other Expense

Other expense for the three months ended March 31, 2024 totaled $11,732,000, which was $1,296,000, or 12.4%, higher than the same period of 2023, due primarily to a $166,000 increase in salaries and employee benefits, a $300,000 increase in professional fees, a $161,000 increase in FDIC insurance, and a $254,000 increase in data processing expenses during the three months ended March 31, 2024. All other categories of other expense increased $415,000, net, during the three months ended March 31, 2024.

Income Tax Expense

Income tax expense totaled $1,175,000 for an effective tax rate of 21.0% for the three months ended March 31, 2024 compared to $1,487,000 for an effective tax rate of 20.5% for the three months ended March 31, 2023.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of March 31, 2024, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of March 31, 2024, the Company had a positive 90-day interest sensitivity gap of $57.4 million or 2.5% of total assets, compared to a $43.6 million negative interest sensitivity gap, or 1.98% of total assets, as of December 31, 2023. At March 31, 2024, rate-sensitive assets repricing within 90 days increased $68.7 million since December 31, 2023 due to a $54.9 million increase in interest-bearing deposits with banks, and a $15.6 million increase in loans repricing. Rate-sensitive liabilities repricing within 90 days decreased $32.3 million since year end due primarily to a $44.0 million decrease in non-maturity deposits and $26.5 million decrease in borrowings. A positive gap means that rate-sensitive assets are greater than rate-sensitive liabilities at the time interval. This would indicate that in a rising rate environment, the yield of interest-earning assets in the 90-day time frame could increase faster than the cost of interest-bearing liabilities. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

March 31, 2024

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$92,444	$—	$—	$—	$92,444
Securities	14,358	41,566	65,224	277,226	398,374
Loans Receivable	253,245	257,244	612,805	498,154	1,621,448
Total RSA	$360,047	$298,810	$678,029	$775,380	$2,112,266
Non-maturity deposits	$60,372	$181,116	$472,967	$366,367	$1,080,822
Time Deposits	224,197	428,859	99,392	5,728	758,176
Borrowings	18,104	114,543	62,880	15,707	211,234
Total RSL	$302,673	$724,518	$635,239	$387,802	$2,050,232
Interest Sensitivity Gap	$57,374	$(425,708)	$42,790	$387,578	$62,034
Cumulative Gap	57,374	(368,334)	(325,544)	62,034
RSA/RSL-cumulative	118.96%	64.14%	80.42%	103.03%

December 31, 2023

Interest Sensitivity Gap	$(43,601)	$(255,745)	$134,302	$618,582	$453,538
Cumulative Gap	(43,601)	(299,346)	(165,044)	453,538
RSA/RSL-cumulative	86.9%	66.3%	88.1%	128.5%

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2024.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2024	-	$-	-	274,094
February 1 – 29, 2024	-	-	-	274,094
March 1 – 31, 2024	-	-	-	274,094
Total	-	$-	-	274,094

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (1)
3(ii)	Bylaws of Norwood Financial Corp(2)
4.0	Specimen Stock Certificate of Norwood Financial Corp (3)
10.1	Norwood Financial Corp 2024 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(2)Incorporated by reference from Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2024.

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

NORWOOD FINANCIAL CORP

Date: May 9, 2024	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024		/s/ William S. Lance
William S. Lance
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)