Form 10-Q
period 2024-06-30
NORWOOD FINANCIAL CORP
filed 2024-08-08
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2024
Common stock, par value $0.10 per share	8,085,377

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$29,903	$28,533
Interest-bearing deposits with banks	39,492	37,587
Cash and cash equivalents	69,395	66,120
Securities available for sale, at fair value (net of allowance for credit losses of $0)	397,578	406,259
Loans receivable (net of allowance for credit losses of $17,806 and $18,968)	1,623,549	1,584,650
Regulatory stock, at cost	6,443	7,318
Bank premises and equipment, net	18,265	17,838
Bank owned life insurance	46,121	46,439
Accrued interest receivable	8,329	8,123
Foreclosed real estate owned	—	97
Deferred tax assets, net	21,707	21,353
Goodwill	29,266	29,266
Other intangibles	183	221
Other assets	14,480	13,395
TOTAL ASSETS	$2,235,316	$2,201,079
LIABILITIES
Deposits:
Non-interest bearing demand	$391,849	$399,545
Interest-bearing	1,419,323	1,395,614
Total deposits	1,811,172	1,795,159
Short-term borrowings	62,335	74,076
Other borrowings	148,087	124,236
Accrued interest payable	13,329	10,510
Other liabilities	18,206	16,028
TOTAL LIABILITIES	2,053,129	2,020,009
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2024: 8,311,851 shares, 2023: 8,310,847 shares	831	831
Surplus	98,082	97,700
Retained earnings	139,070	135,284
Treasury stock at cost: 2024: 219,881 shares; 2023: 200,690 shares	(5,977)	(5,397)
Accumulated other comprehensive loss	(49,819)	(47,348)
TOTAL STOCKHOLDERS’ EQUITY	182,187	181,070
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,235,316	$2,201,079

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$24,121	$20,702	$47,802	$39,860
Securities	2,584	2,481	5,109	4,986
Other	966	53	1,697	101
Total interest income	27,671	23,236	54,608	44,947
INTEREST EXPENSE
Deposits	10,687	5,740	20,796	10,102
Short-term borrowings	356	797	692	1,576
Other borrowings	1,703	1,057	3,485	1,534
Total interest expense	12,746	7,594	24,973	13,212
NET INTEREST INCOME	14,925	15,642	29,635	31,735
PROVISION FOR (RELEASE OF)
CREDIT LOSS EXPENSE	347	(1,750)	(276)	(1,450)
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	14,578	17,392	29,911	33,185
OTHER INCOME
Service charges and fees	1,504	1,353	2,847	2,665
Income from fiduciary activities	225	229	463	441
Net realized gains on sales of securities	—	(212)	—	(209)
Gains on sales of loans, net	36	10	42	10
Earnings and proceeds on bank owned life insurance	253	229	520	442
Other	189	174	341	346
Total other income	2,207	1,783	4,213	3,695
OTHER EXPENSES
Salaries and employee benefits	5,954	5,842	12,090	11,810
Occupancy, furniture & equipment, net	1,229	1,314	2,489	2,576
Data processing and related operations	1,024	822	2,046	1,590
Taxes, other than income	179	162	272	323
Professional fees	508	323	1,092	608
Federal Deposit Insurance Corporation insurance	309	244	670	445
Foreclosed real estate	15	74	36	103
Amortization of intangibles	19	23	38	46
Other	2,207	2,134	4,442	3,873
Total other expenses	11,444	10,938	23,175	21,374
INCOME BEFORE INCOME TAXES	5,341	8,237	10,949	15,506
INCOME TAX EXPENSE	1,128	1,734	2,303	3,221
NET INCOME	$4,213	$6,503	$8,646	$12,285
BASIC EARNINGS PER SHARE	$0.52	$0.81	$1.07	$1.52
DILUTED EARNINGS PER SHARE	$0.52	$0.81	$1.07	$1.51

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2024	2023
Net income	$4,213	$6,503
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (losses) gains	(533)	(5,636)
Tax effect	113	1,183
Reclassification of investment securities losses
recognized in net income	—	212
Tax effect	—	(45)
Other comprehensive (loss) income	(420)	(4,286)
Comprehensive Income (loss)	$3,793	$2,217

	Six Months Ended
	June 30,
	2024	2023
Net income	$8,646	$12,285
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (loss) gain	(3,129)	3,719
Tax effect	658	(780)
Reclassification of investment securities losses
recognized in net income	—	209
Tax effect	—	(44)
Other comprehensive loss	(2,471)	3,104
Comprehensive Income (Loss)	$6,175	$15,389

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2024 and 2023

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net Income	-	-	-	8,646	-	-	-	8,646
Other comprehensive loss	-	-	-	-	-	-	(2,471)	(2,471)
Cash dividends declared ($0.60 per share)	-	-	-	(4,860)	-	-	-	(4,860)
Acquisition of treasury stock	-	-	-	-	19,191	(580)	-	(580)
Compensation expense related to restricted stock	1,004	-	207	-	-	-	-	207
Compensation expense related to stock options	-	-	175	-	-	-	-	175
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	219,881	$(5,977)	$(49,819)	$182,187

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	12,285	-	-	-	12,285
Other comprehensive income	-	-	-	-	-	-	3,104	3,104
Cash dividends declared ($0.58 per share)	-	-	-	(4,711)	-	-	-	(4,711)
Acquisition of treasury stock	-	-	-	-	113,526	(3,077)		(3,077)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	224	-	-	-	-	224
Stock options exercised	-	-	(44)	-	(14,250)	378	-	334
Compensation expense related to stock options	-	-	191	-	-	-	-	191
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2024 and 2023

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2024	8,310,847	$831	$97,893	$137,285	200,690	$(5,397)	$(49,399)	$181,213
Net Income	-	-	-	4,213	-	-	-	4,213
Other comprehensive loss	-	-	-	-	-	-	(420)	(420)
Cash dividends declared ($0.30 per share)	-	-	-	(2,428)	-	-	-	(2,428)
Acquisition of treasury stock	-	-	-	-	19,191	(580)	-	(580)
Compensation expense related to restricted stock	1,004	-	103	-	-	-	-	103
Compensation expense related to stock options	-	-	86	-	-	-	-	86
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	219,881	$(5,977)	$(49,819)	$182,187

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, March 31, 2023	8,291,401	$829	$97,063	$131,416	110,400	$(2,930)	$(49,963)	$176,415
Net Income	-	-	-	6,503	-	-	-	6,503
Other comprehensive loss	-	-	-	-	-	-	(4,286)	(4,286)
Cash dividends declared ($0.29 per share)	-	-	-	(2,336)	-	-	-	(2,336)
Acquisition of treasury stock	-	-	-	-	113,526	(3,077)	-	(3,077)
Compensation expense related to restricted stock	-	-	110	-	-	-	-	110
Compensation expense related to stock options	-	-	95	-	-	-	-	95
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,646	$12,285
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) credit losses	(276)	(1,450)
Depreciation	660	706
Amortization of intangible assets	38	46
Deferred income taxes	303	(577)
Net amortization of securities premiums and discounts	221	457
Net realized gain on sales of securities	—	209
Earnings and proceeds on life insurance policies	(520)	(442)
Gain (loss) on sales and write-downs of fixed assets and foreclosed real estate owned, net	(32)	177
Net amortization of loan fees	297	272
Net gain on sale of loans	(42)	(10)
Mortgage loans originated for sale	(2,360)	1,234
Proceeds from sale of loans originated for sale	2,402	(1,224)
Compensation expense related to stock options	175	191
Compensation expense related to restricted stock	207	224
(Increase) in accrued interest receivable	(206)	(359)
Increase in accrued interest payable	2,819	4,448
Other, net	1,024	38
Net cash provided by operating activities	13,356	16,225
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	3,345
Proceeds from maturities and principal reductions on mortgage-backed securities	29,321	15,223
Purchases	(23,990)	—
Purchase of regulatory stock	(4,684)	(11,168)
Redemption of regulatory stock	5,559	8,662
Net increase in loans	(38,824)	(104,543)
Proceeds from bank-owned life insurance	838	—
Purchase of bank-owned life insurance	—	(2,000)
Purchase of premises and equipment	(1,087)	(268)
Proceeds from sales of foreclosed real estate owned	109	195
Net cash used in investing activities	(32,758)	(90,554)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	16,013	4,270
Net (decrease) increase in short-term borrowings	(11,741)	19,075
Repayments of other borrowings	(36,149)	(20,313)
Proceeds from other borrowings	60,000	80,000
Stock options exercised	—	334
Purchase of treasury stock	(580)	(3,077)
Cash dividends paid	(4,866)	(4,737)
Net cash provided by financing activities	22,677	75,552
Increase in cash and cash equivalents	3,275	1,223
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,120	31,866
CASH AND CASH EQUIVALENTS, END OF PERIOD	$69,395	$33,089

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$22,154	$8,764
Income taxes paid, net of refunds	$657	$3,502
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$798	$988
Dividends payable	$2,427	$2,340

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six- month periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future interim period.

2.           Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$113	$110
ATM fees	107	106
Overdraft fees	345	342
Safe deposit box rental	20	22
Loan related service fees	189	131
Debit card fees	616	576
Fiduciary activities	225	229
Commissions on mutual funds and annuities	76	36
Gains on sales of other real estate owned	32	—
Other income	157	174
Noninterest Income (in-scope of Topic 606)	1,880	1,726
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	(212)
Loan servicing fees	38	30
Gains on sales of loans	36	10
Earnings on and proceeds from bank-owned life insurance	253	229
Noninterest Income (out-of-scope of Topic 606)	327	57
Total Noninterest Income	$2,207	$1,783

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$225	$214
ATM fees	213	212
Overdraft fees	700	661
Safe deposit box rental	45	48
Loan related service fees	319	284
Debit card fees	1,142	1,135
Fiduciary activities	463	441
Commissions on mutual funds and annuities	144	61
Gains on sales of other real estate owned	32	—
Other income	309	346
Noninterest Income (in-scope of Topic 606)	3,592	3,402
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	(209)
Loan servicing fees	59	50
Gains on sales of loans	42	10
Earnings on and proceeds from bank-owned life insurance	520	442
Noninterest Income (out-of-scope of Topic 606)	621	293
Total Noninterest Income	$4,213	$3,695

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average shares outstanding	8,090	8,101	8,104	8,138
Less: Unvested restricted shares	(45)	(42)	(46)	(43)
Basic EPS weighted average shares outstanding	8,045	8,059	8,058	8,095
Basic EPS weighted average shares outstanding	8,045	8,059	8,058	8,095
Add: Dilutive effect of stock options and restricted shares	3	16	3	17
Diluted EPS weighted average shares outstanding	8,048	8,075	8,061	8,112

For the three and six month periods ended June 30, 2024, there were 191,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.38 per share as of June 30, 2024.

For the three and six month periods ended June 30, 2023, there were 110,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $29.53 per share as of June 30, 2023.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2024, no stock options were granted. As of June 30, 2024, there was $171,000 of total unrecognized compensation cost related to non-vested options granted in 2024 and 2023 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2024. Compensation costs related to stock options amounted to $175,000 and $191,000 during the six-month periods ended June 30, 2024 and 2023, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2024 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2024	215,725	$29.81	6.9	Yrs.	$759
Granted	—	-	-
Exercised	—	-	-
Forfeited	(1,500)	36.02	5.7
Outstanding at June 30, 2024	214,225	$30.62	6.4	Yrs.	$100
Exercisable at June 30, 2024	175,725	$30.83	5.7	Yrs.	$100

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $25.38 per share as of June 30, 2024 and $32.91 per share as of December 31, 2023.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2024 and 2023 is as follows:

	2024		2023
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	45,966	$29.90	44,460	$30.12
Granted	1,004	24.90	—	—
Vested	(1,200)	25.71	(3,000)	25.71
Forfeited	—	—	—	—
Non-vested, June 30,	45,770	$29.35	41,460	$30.44

The expected future compensation expense relating to the 45,770 shares of non-vested restricted stock outstanding as of June 30, 2024 is $1,174,000. This cost will be recognized over the remaining vesting period of 4.5 years. Compensation costs related to restricted stock amounted to $207,000 and $224,000 during the six-month periods ended June 30, 2024 and 2023, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and six months ended June 30, 2024 and 2023:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive loss before reclassification	(2,471)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(2,471)
Balance as of June 30, 2024	$(49,819)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive income before reclassification	2,939
Amount reclassified from accumulated other comprehensive income	165
Total other comprehensive income	3,104
Balance as of June 30, 2023	$(54,249)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2024	$(49,399)
Other comprehensive loss before reclassification	(420)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(420)
Balance as of June 30, 2024	$(49,819)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of March 31, 2023	$(49,963)
Other comprehensive loss before reclassification	(4,453)
Amount reclassified from accumulated other comprehensive loss	167
Total other comprehensive loss	(4,286)
Balance as of June 30, 2023	$(54,249)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Amount Reclassified
	From Accumulated
	Other
	Comprehensive
	Income (Loss) (a)		Affected Line Item in
	Three months ended		Consolidated
	June 30,		Statements
Details about other comprehensive income	2024	2023	of Income
Unrealized losses on available for sale securities	$—	$(212)	Net realized (losses) gains on sales of securities
Tax effect	—	45	Income tax expense
	$—	$(167)

	Six months ended
	June 30,
	2024	2023
Unrealized losses on available for sale securities	$—	$(209)	Net realized (losses) gains on sales of securities
Tax effect	—	44	Income tax expense
	$—	$(165)

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2024	2023
Commitments to grant loans	$94,714	$96,514
Unfunded commitments under lines of credit	157,184	162,256
Standby letters of credit	7,221	13,809
	$259,119	$272,579

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

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$41,257	$-	$(2,342)	$-	$38,915
U.S. Government agencies	27,551	21	(2,628)	-	24,944
States and political subdivisions	150,525	-	(23,877)	-	126,648
Mortgage-backed securities-
government sponsored entities	241,933	-	(34,862)	-	207,071
Total debt securities	$461,266	$21	$(63,709)	$-	$397,578

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$55,968	$14	$(2,382)	$-	$53,600
U.S. Government agencies	18,486	-	(2,490)	-	15,996
States and political subdivisions	151,764	-	(22,285)	-	129,479
Mortgage-backed securities-government
sponsored entities	240,600	-	(33,416)	-	207,184
Total debt securities	$466,818	$14	$(60,573)	$-	$406,259

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$34,929	$(2,342)	$34,929	$(2,342)
U.S. Government agencies	5,979	(24)	15,943	(2,604)	21,922	(2,628)
States and political subdivisions	536	(14)	124,897	(23,863)	125,433	(23,877)
Mortgage-backed securities-government sponsored entities	14,375	(128)	192,696	(34,734)	207,071	(34,862)
	$20,890	$(166)	$368,465	$(63,543)	$389,355	$(63,709)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$40,833	$(2,382)	$40,833	$(2,382)
U.S. Government agencies	-	-	15,996	(2,490)	15,996	(2,490)
States and political subdivisions	2,261	(12)	125,452	(22,273)	127,713	(22,285)
Mortgage-backed securities-government sponsored entities	-	-	207,184	(33,416)	207,184	(33,416)
	$2,261	$(12)	$389,465	$(60,561)	$391,726	$(60,573)

At June 30, 2024, the Company had 9 debt securities in an unrealized loss position in the less than twelve months category and 331 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2024 and 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$23,400	$23,141
Due after one year through five years	39,178	36,130
Due after five years through ten years	76,727	63,253
Due after ten years	80,028	67,983
	219,333	190,507
Mortgage-backed securities-government sponsored entities	241,933	207,071
	$461,266	$397,578

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$4
Gross realized losses	—	(212)	—	(213)
Net realized gains (losses)	$—	$(212)	$—	$(209)
Proceeds from sales of securities	$—	$1,363	$—	$3,345

Securities with a carrying value of $345,310,000 and $344,204,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2024		December 31, 2023
Real Estate Loans:
Residential	$317,507	19.3%	$316,546	19.7%
Commercial	685,212	41.8	675,156	42.1
Agricultural	60,963	3.7	63,859	4.0
Construction	48,030	2.9	51,453	3.2
Commercial loans	208,658	12.7	200,576	12.5
Other agricultural loans	31,281	1.9	31,966	2.0
Consumer loans to individuals	289,880	17.7	264,321	16.5
Total loans	1,641,531	100.0%	1,603,877	100.0%
Deferred fees, net	(176)		(259)
Total loans receivable	1,641,355		1,603,618
Allowance for credit losses	(17,806)		(18,968)
Net loans receivable	$1,623,549		$1,584,650

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, foreclosed real estate owned totaled $0 and $97,000, respectively. During the six months ended June 30, 2024, there were no additions to the foreclosed real estate category. As of June 30, 2024, the Company has initiated formal foreclosure proceedings on 8 properties classified as consumer residential mortgages with an aggregate carrying value of $364,000.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
June 30, 2024	(In thousands)
Individually evaluated	$953	$5,780	$—	$—	$108	$—	$800	$7,641
Collectively evaluated	316,554	679,432	60,963	48,030	208,550	31,281	289,080	1,633,890
Total Loans	$317,507	$685,212	$60,963	$48,030	$208,658	$31,281	$289,880	$1,641,531

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2023
Individually evaluated	$432	$2,211	$—	$—	$4,264	$—	$715	$7,622
Collectively evaluated	316,114	672,945	63,859	51,453	196,312	31,966	263,606	1,596,255
Total Loans	$316,546	$675,156	$63,859	$51,453	$200,576	$31,966	$264,321	$1,603,877

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2024 and December 31, 2023 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2024
Real Estate loans
Residential	$315,355	$1,150	$49	$-	$953	$2,152	$317,507
Commercial	678,714	718	-	-	5,780	6,498	685,212
Agricultural	60,944	19	-	-	-	19	60,963
Construction	47,991	-	39	-	-	39	48,030
Commercial loans	208,280	236	34	-	108	378	208,658
Other agricultural loans	31,281	-		-	-	-	31,281
Consumer loans	288,278	616	186	-	800	1,602	289,880
Total	$1,630,843	$2,739	$308	$-	$7,641	$10,688	$1,641,531

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2023
Real Estate loans
Residential	$315,224	$877	$13	$-	$432	$1,322	$316,546
Commercial	666,768	6,177	-	-	2,211	8,388	675,156
Agricultural	63,732	127	-		-	127	63,859
Construction	51,435	-	18	-	-	18	51,453
Commercial loans	192,988	3,170	154	-	4,264	7,588	200,576
Other agricultural loans	31,959	7	-		-	7	31,966
Consumer loans	262,578	865	163	-	715	1,743	264,321
Total	$1,584,684	$11,223	$348	$-	$7,622	$19,193	$1,603,877

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	-	-	-	-	(85)	-	(939)	(1,024)
Recoveries	42	104	-	-	-	-	44	190
(Release of) Provision for credit losses	(262)	(2,423)	(17)	(93)	913	36	1,518	(328)
Ending balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806
Ending balance individually evaluated	$-	$-	$-	$-	$-	$-	$164	$164
Ending balance collectively evaluated	$1,131	$9,552	$41	$840	$2,035	$130	$3,913	$17,642

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2024	$1,197	$9,831	$84	$831	$1,987	$168	$3,922	$18,020
Charge Offs	-	-	-	-	(30)	-	(500)	(530)
Recoveries	-	2	-	-	-	-	17	19
(Release of) Provision for credit losses	(66)	(281)	(43)	9	78	(38)	638	297
Ending balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(6)	(154)	-	-	(147)	-	(308)	(615)
Recoveries	6	9	-	-	6	-	46	67
Provision for credit losses	(24)	(2,422)	(4)	22	133	(41)	902	(1,434)
Ending balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2023	$1,359	$13,725	$121	$703	$1,158	$82	$2,297	$19,445
Charge Offs	(6)	(42)	-	-	(97)	-	(106)	(251)
Recoveries	—	3	-	-	—	-	20	23
Provision for loan losses	(89)	(2,433)	(66)	116	220	4	514	(1,734)
Ending balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483

During the six months ended June 30, 2024, the Company recorded a release of provision for credit loss expense totaling $328,000. Factors impacting the release include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
June 30, 2024
Real Estate loans
Residential	$953	$-	$953	$-	$953
Commercial	5,780	-	5,780	-	5,780
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	108	-	108	-	108
Other agricultural loans	-	-	-	-	-
Consumer loans	636	164	800	-	800
Total	$7,477	$164	$7,641	$-	$7,641

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2023
Real Estate loans
Residential	$432	$-	$432	$-	$432
Commercial	2,211	-	2,211	-	2,211
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	4,264	-	4,264	-	4,264
Other agricultural loans	-	-	-	-	-
Consumer loans	162	553	715	-	715
Total	$7,069	$553	$7,622	$-	$7,622

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$26,939	$79,565	$129,495	$108,654	$65,325	$241,147	$14,150	$-	$665,275
Special Mention	-	300	311	2,431	-	2,835	294	-	6,171
Substandard	-	-	2,944	3,217	1,424	6,181	-	-	13,766
Doubtful	-	-	-	-	-	-	-	-	-
Total	$26,939	$79,865	$132,750	$114,302	$66,749	$250,163	$14,444	$-	$685,212

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$2,002	$2,515	$12,261	$4,132	$7,430	$31,241	$444	$-	$60,025
Special Mention	-	-	-	-	-	788	150	-	938
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,002	$2,515	$12,261	$4,132	$7,430	$32,029	$594	$-	$60,963

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$30,567	$38,975	$33,464	$21,458	$12,015	$21,717	$42,745	$-	$200,941
Special Mention	-	288	423	678	-	117	721	-	2,227
Substandard	-	-	2,845	557	44	49	1,995	-	5,490
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,567	$39,263	$36,732	$22,693	$12,059	$21,883	$45,461	$-	$208,658

Commercial loans
Current period gross charge-offs	$-	$-	$-	$-	$4	$51	$30	$-	$85

Other agricultural loans
Risk Rating
Pass	$1,655	$2,408	$4,542	$2,707	$2,647	$5,136	$10,571	$-	$29,666
Special Mention	-	-	-	1	-	142	1,472	-	1,615
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-

Total	$1,655	$2,408	$4,542	$2,708	$2,647	$5,278	$12,043	$-	$31,281

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$61,163	$123,463	$179,762	$136,951	$87,417	$299,241	$67,910	$-	$955,907
Special Mention	-	588	734	3,110	-	3,882	2,637	-	10,951
Substandard	-	-	5,789	3,774	1,468	6,230	1,995	-	19,256
Doubtful	-	-	-	-	-	-	-	-	-
Total	$61,163	$124,051	$186,285	$143,835	$88,885	$309,353	$72,542	$-	$986,114

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$78,496	$131,948	$112,102	$65,949	$72,480	$186,116	$13,332	$-	$660,423
Special Mention	1,300	411	243	1,331	-	6,157	1,579	-	11,021
Substandard	-	-	-	1,444	36	2,232	-	-	3,712
Doubtful	-	-	-	-	-	-	-	-	-
Total	$79,796	$132,359	$112,345	$68,724	$72,516	$194,505	$14,911	$-	$675,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,635	$12,509	$5,433	$7,606	$7,746	$24,654	$522	$-	$61,105
Special Mention	-	-	-	-	399	490	150	-	1,039
Substandard	-	508	-	1,018	-	189	-	-	1,715
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,635	$13,017	$5,433	$8,624	$8,145	$25,333	$672	$-	$63,859

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$48,571	$41,863	$24,443	$13,752	$9,914	$15,384	$38,644	$-	$192,571
Special Mention	553	1,412	257	134	20	188	768	-	3,332
Substandard	-	126	342	656	-	49	3,500	-	4,673
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,124	$43,401	$25,042	$14,542	$9,934	$15,621	$42,912	$-	$200,576

Commercial loans
Current period gross charge-offs	$-	$32	$24	$4,856	$-	$41	$-	$-	$4,953

Other agricultural loans
Risk Rating
Pass	$2,670	$5,286	$3,251	$2,912	$2,373	$3,836	$11,091	$-	$31,419
Special Mention	-	-	2	185	86	-	155	-	428
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,670	$5,286	$3,253	$3,097	$2,578	$3,836	$11,246	$-	$31,966

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$132,372	$191,606	$145,229	$90,219	$92,513	$229,990	$63,589	$-	$945,518
Special Mention	1,853	1,823	502	1,650	505	6,835	2,652	-	15,820
Substandard	-	634	342	3,118	155	2,470	3,500	-	10,219
Doubtful	-	-	-	-	-	-	-	-	-
Total	$134,225	$194,063	$146,073	$94,987	$93,173	$239,295	$69,741	$-	$971,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$5,508	$33,444	$62,335	$55,302	$33,460	$97,694	$28,811	$-	$316,554
Nonperforming	-	137	-	189	-	608	19	-	953
Total	$5,508	$33,581	$62,335	$55,491	$33,460	$98,302	$28,830	$-	$317,507

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$11,403	$23,927	$9,813	$459	$-	$215	$2,213	$-	$48,030
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$11,403	$23,927	$9,813	$459	$-	$215	$2,213	$-	$48,030

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$67,755	$110,808	$63,631	$19,965	$11,249	$14,785	$887	$-	$289,080
Nonperforming	-	241	358	135	31	35	-	-	800
Total	$67,755	$111,049	$63,989	$20,100	$11,280	$14,820	$887	$-	$289,880

Consumer loans to individuals
Current period gross charge-offs	$38	$216	$479	$113	$58	$35	$-	$-	$939

Total
Payment Performance
Performing	$84,666	$168,179	$135,779	$75,726	$44,709	$112,694	$31,911	$-	$653,664
Nonperforming	-	378	358	324	31	643	19	-	1,753
Total	$84,666	$168,557	$136,137	$76,050	$44,740	$113,337	$31,930	$-	$655,417

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,446	$62,178	$57,691	$35,357	$16,406	$87,951	$29,085	$-	$316,114
Nonperforming	-	-	-	-	58	324	50	-	432
Total	$27,446	$62,178	$57,691	$35,357	$16,464	$88,275	$29,135	$-	$316,546

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$34	$-	$-	$34

Construction
Payment Performance
Performing	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$127,243	$76,339	$24,584	$14,343	$10,217	$9,942	$938	$-	$263,606
Nonperforming	111	404	118	31	41	10	-	-	715
Total	$127,354	$76,743	$24,702	$14,374	$10,258	$9,952	$938	$-	$264,321

Consumer loans to individuals
Current period gross charge-offs	$45	$710	$200	$35	$45	$28	$4	$-	$1,067

Total
Payment Performance
Performing	$178,189	$153,423	$89,066	$51,299	$28,452	$98,517	$32,227	$-	$631,173
Nonperforming	111	404	118	31	99	334	50	-	1,147
Total	$178,300	$153,827	$89,184	$51,330	$28,551	$98,851	$32,277	$-	$632,320

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the six months ended June 30, 2024, there were 6 modifications made to borrowers experiencing financial difficulty. The following table presents modifications made to borrowers experiencing financial difficulty:

Principal Payment Deferral

	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$7,042	1.03%	Deferred Principal for 2-12 months
Commercial loans	3,416	1.64	Deferred Principal for 2-12 months
Other agricultural loans	363	1.16	Deferred Principal for 4-6 months
Consumer loans	30	0.01	Deferred Principal for 12 months

Total	$10,851

Payment Reduction

	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$391	0.06%	Reduced monthly payment, which resulted in a balloon payment at maturity

Total	$391

Combination - Term Adjustment and Interest Rate Adjustment

	Amortized Cost Basis at June 30, 2024	% of Total Class of Financing Receivable	Financial Effect

Residential real estate loans	$41	0.01%	Reduced term by 5 years and increased interest rate from 4.75% to 9.25%
Consumer loans	29	0.01	Increase term by 6 months and increased interest rate from 9.19% to 12.99%

Total	$70

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

	Principal Payment Deferral	Principal Payment Adjustment	Combination - Term Extension and Interest Rate Adjustment

Commercial real estate loans	$533	$-	$-
Commercial loans	32	-	-
Other agricultural loans	190	-	-

	$755	$-	$-

The following table depicts the performance of loans that have been modified in the last 12 months for which a payment default has occured (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Commercial real estate loans	$533	$-	$-	$533
Commercial loans	32	-	-	32
Other agricultural loans	190	-	-	190

	$755	$-	$-	$755

The Company’s primary business activity as of June 30, 2024 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2024, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $146.1 million of loans outstanding, or 8.9% of total loans outstanding, and residential rentals with loans outstanding of $112.8 million, or 6.9% of loans outstanding. For the six months ended June 30, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of June 30, 2024 (in thousands):

Account Type	Outstanding as of June 30, 2024	Percent of Loans as of June 30, 2024

Commercial Rentals	$146,099	8.90%
Residential Rentals	112,764	6.87
Hotels/Motels	97,296	5.93
Builders/Contractors	35,755	2.18
Dairy Cattle/Milk Product	45,835	2.79
Fuel/Gas Stations	50,325	3.07
Government Support	25,232	1.54
Mobile Home Park	27,275	1.66
Wineries	23,961	1.46
Camps	24,625	1.50
Resorts	19,892	1.21

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$38,915	$-	$38,915	$-
U.S. Government agencies	24,944	-	24,944	-
States and political subdivisions	126,648	-	126,648	-
Mortgage-backed securities-government
sponsored entities	207,071	-	207,071	-
Interest rate derivatives	1,312	-	1,312	-

LIABILITIES
Interest rate derivatives	1,312	-	1,312	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$53,600	$-	$53,600	$-
U.S. Government agencies	15,996	-	15,996	-
States and political subdivisions	129,479	-	129,479	-
Mortgage-backed securities-government
sponsored entities	207,184	-	207,184	-
Interest rate derivatives	1,225	-	1,225	-

LIABILITIES
Interest rate derivatives	1,225	-	1,225	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2024
Individually analyzed loans held for investment	$7,478	$-	$-	$7,478
Foreclosed Real Estate Owned	-	-	-	-
December 31, 2023
Individually analyzed loans held for investment	$7,487	$-	$-	$7,487
Foreclosed Real Estate Owned	97	-	-	97

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2024, the fair value investment in individually analyzed loans totaled $7,478,000, which included 38 loan relationships with a carrying value of $7,041,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of June 30, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $456,000. As of June 30, 2024, the fair value investment in individually analyzed loans included 24 loan relationships with a carrying value of $600,000 that required a valuation allowance of $164,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of June 30, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2024
Individually analyzed loans held for investment	$7,478	Appraisal of collateral(1)	Appraisal adjustments(2)	0.0%-10.0% (4.96%)
Foreclosed real estate owned	$-	Appraisal of collateral(1)	Liquidation Expenses(2)	0.0%-0.0% (0.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually analyzed loans held for investment	$7,487	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (2.68%)

Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	16.67%-37.20% (28.07%)

(1)Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various Level 3 inputs which are not identifiable, less any associated allowance.

(2)Appraisals may be adjusted by marulnagement for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2024 and December 31, 2023. (In thousands)

	Fair Value Measurements at June 30, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$69,395	$69,395	$69,395	$-	$-
Loans receivable, net	1,623,549	1,562,930	-	-	1,562,930
Mortgage servicing rights	174	529	-	-	529
Regulatory stock (1)	6,443	6,443	6,443	-	-
Bank owned life insurance (1)	46,121	46,121	46,121	-	-
Accrued interest receivable (1)	8,329	8,329	8,329	-	-
Financial liabilities:
Deposits	1,811,172	1,805,489	1,068,327	-	737,162
Short-term borrowings (1)	62,335	62,335	62,335	-	-
Other borrowings	148,087	147,906	-	-	147,906
Accrued interest payable (1)	13,329	13,329	13,329	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$66,120	$66,120	$66,120	$-	$-
Loans receivable, net	1,584,650	1,521,667	-	-	1,521,667
Mortgage servicing rights	188	506	-	-	506
Regulatory stock (1)	7,318	7,318	7,318	-	-
Bank owned life insurance (1)	46,439	46,439	46,439	-	-
Accrued interest receivable (1)	8,123	8,123	8,123	-	-
Financial liabilities:
Deposits	1,795,159	1,800,104	1,086,050	-	714,054
Short-term borrowings (1)	74,076	74,076	74,076	-	-
Other borrowings	124,236	124,058	-	-	124,058
Accrued interest payable (1)	10,510	10,510	10,510	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2024 and December 31, 2023, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2024 and December 31, 2023 was $1,312,000 and $1,225,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2024	December 31, 2023	Interest Rate Paid	Interest Rate Received	June 30, 2024	December 31, 2023
Customer interest rate swap

Maturing November, 2030	$5,957	$6,145	Term SOFR + Margin	Fixed	$800	$746
Maturing December, 2030	3,896	4,032	Term SOFR + Margin	Fixed	512	479

Total	$9,853	$10,177			$1,312	$1,225

Third party interest rate swap

Maturing November, 2030	$5,957	$6,145	Fixed	Term SOFR + Margin	$800	$746
Maturing December, 2030	3,896	4,032	Fixed	Term SOFR + Margin	512	479

Total	$9,853	$10,177			$1,312	$1,225

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2024
Interest rate derivatives	Other assets	$1,312	Other liabilities	$1,312

December 31, 2023
Interest rate derivatives	Other assets	1,225	Other liabilities	1,225

11.           New and Recently Adopted Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Changes in Financial Condition

General

Total assets as of June 30, 2024 were $2.235 billion compared to $2.201 billion as of December 31, 2023. The increase was due primarily to a $37.7 million increase in gross loans outstanding.

Securities

The fair value of securities available for sale as of June 30, 2024 was $397.6 million compared to $406.3 million as of December 31, 2023. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2024, or the six months ended June 30, 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.624 billion at June 30, 2024 compared to $1.585 billion as of December 31, 2023. The $38.9 million increase in net loans receivable during the six months ended June 30, 2024, was due primarily to a $10.1 million increase in commercial real estate loans, a $8.1 million increase in commercial loans and a $25.6 million increase in consumer loans, partially offset by a $6.0 million decrease in residential, agricultural and construction loans, net.

The allowance for credit losses totaled $17,806,000 as of June 30, 2024, and represented 1.08% of total loans outstanding, compared to $18,968,000, or 1.18% of total loans outstanding, at December 31, 2023. The Company had net charge-offs for the six months ended June 30, 2024 of $834,000, compared to $548,000 in the corresponding period in 2023. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at June 30, 2024 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2024, non-performing loans totaled $7,641,000 or 0.47% of total loans compared to $7,622,000, or 0.48%, of total loans at December 31, 2023. At June 30, 2024, non-performing assets totaled $7,641,000, or 0.34%, of total assets, compared to $7,719,000, or 0.35%, of total assets at December 31, 2023.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$953	$432
Commercial	5,780	2,211
Agricultural	—	—
Construction	—	—
Commercial and financial loans	108	4,264
Other agricultural loans	—	—
Consumer loans to individuals	800	715
Total non-accrual loans	7,641	7,622
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	7,641	7,622
Foreclosed real estate	—	97
Total non-performing assets	$7,641	$7,719

Allowance for credit losses	$17,806	$18,968

Coverage of non-performing loans	233% %	249% %
Non-performing loans to total loans	0.47%	0.48%
Non-performing loans to total assets	0.34%	0.35%
Non-performing assets to total assets	0.34%	0.35%

Deposits

During the six-months ended June 30, 2024, total deposits increased $16.0 million due primarily to a $33.7 million increase in certificates of deposit, partially offset by a $17.7 million decrease in other all other deposit categories, net. The increase in certificates of deposit was due to a migration from lower yielding demand deposits into higher yielding time deposits, as well as growth from to deposit promotions.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023
Non-interest bearing demand	$391,849	$399,545
Interest-bearing demand	253,427	253,133
Money market deposit accounts	199,264	206,928
Savings	223,788	226,444
Time deposits <$250,000	486,430	439,610
Time deposits >$250,000	256,414	269,499
Total	$1,811,172	$1,795,159

Borrowings

Short-term borrowings decreased $11.8 million to $62.3 million at June 30, 2024, compared to $74.1 million at December 31, 2023, due primarily to an decrease in overnight borrowings.

Other borrowings as of June 30, 2024, were $148.1 million compared to $124.2 million as of December 31, 2023. Federal Reserve Bank borrowings increased $30.0 million during the six-months ended June 30, 2024, contributing to the increase. Federal Home Loan Bank borrowings decreased $6.1 million during the period.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2024	December 31, 2023
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$20,000	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	3,191	4,406
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	22,390	25,950
Amortizing fixed rate borrowing due July 2028 at 4.70%	12,506	13,880
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$88,087	$94,236

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	$—	$10,000
Fixed rate borrowing due September 2024 at 5.55%	—	20,000
Fixed rate borrowing due January 2025 at 4.81%	40,000	—
Fixed rate borrowing due January 2025 at 4.76%	20,000	—
	$60,000	$30,000

Stockholders’ Equity and Capital Ratios

As of June 30, 2024, total stockholders’ equity was $182.2 million, compared to $181.1 million as of December 31, 2023. Total stockholders’ equity increased $8.6 million due to net income, offset partially by $4.9 million of dividends declared and a decrease of $2.5 million in the fair value of securities in the available-for-sale portfolio, net of tax. The decrease in fair value of securities is the result of a change in interest rates and spreads, which may impact the value of the securities. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2024	December 31, 2023
Tier 1 Capital
(To average assets)	8.88%	9.00%
Tier 1 Capital
(To risk-weighted assets)	11.86%	11.99%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.86%	11.99%
Total Capital
(To risk-weighted assets)	12.86%	13.06%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of June 30, 2024.

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $69.4 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $397.6 million which could be used for liquidity needs. Total liquidity of $467.0 million as of June 30, 2024, represents 20.9% of total assets, compared to $472.4 million and 21.5% of total assets as of December 31, 2023. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2024 and December 31, 2023. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2025. There were no borrowings under this line as of June 30, 2024 and December 31, 2023.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10,000,000. There were no borrowings under this line as of June 30, 2024 and December 31, 2023.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $681,302,000 as of June 30, 2024, of which $88,087,000 was outstanding in the form of borrowings as of June 30, 2024. As of December 31, 2023, the maximum borrowing capacity was $682,417,000, of which $114,236,000 of borrowings was outstanding as of December 31, 2023. Additionally, as of June 30, 2024, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $168,425,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2023, there was $136,650,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on pages 40 and 44. Fully taxable equivalent interest income and net interest income is also reflected in the table on pages 41 and 45. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$69,173	$967	5.59%	$3,868	$53	5.48%
Securities available for sale:
Taxable	401,014	2,206	2.20	415,642	2,097	2.02
Tax-exempt (1)	69,126	477	2.76	70,427	485	2.75
Total securities available for sale (1)	470,140	2,683	2.28	486,069	2,582	2.12
Loans receivable (1) (4) (5)	1,629,283	24,220	5.95	1,559,252	20,788	5.33
Total interest-earning assets	2,168,596	27,870	5.14	2,049,189	23,423	4.57
Non-interest earning assets:
Cash and due from banks	26,422			24,815
Allowance for credit losses	(18,023)			(19,524)
Other assets	69,718			69,867
Total non-interest earning assets	78,117			75,158
Total Assets	$2,246,713			$2,124,347
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$450,918	$2,397	2.13	$462,566	$1,159	1.00
Savings	233,676	286	0.49	254,471	77	0.12
Time	755,224	8,004	4.24	604,425	4,504	2.98
Total interest-bearing deposits	1,439,818	10,687	2.97	1,321,462	5,740	1.74
Short-term borrowings	61,689	356	2.31	95,930	797	3.32
Other borrowings	149,442	1,703	4.56	93,144	1,057	4.54
Total interest-bearing liabilities	1,650,949	12,746	3.09	1,510,536	7,594	2.01
Non-interest bearing liabilities:
Demand deposits	387,962			414,709
Other liabilities	28,308			21,861
Total non-interest bearing liabilities	416,270			436,570
Stockholders' equity	179,494			177,241
Total Liabilities and Stockholders' Equity	$2,246,713			$2,124,347
Net interest income/spread (tax equivalent basis)		15,124	2.05%		15,829	2.56%
Tax-equivalent basis adjustment		(199)			(187)
Net interest income		$14,925			$15,642
Net interest margin (tax equivalent basis)			2.79%			3.09%

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

	Increase/(Decrease)
	Three months ended June 30, 2024 Compared to
	Three months ended June 30, 2023
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$896	$18	$914
Securities available for sale:
Taxable	(77)	186	109
Tax-exempt securities	(10)	2	(8)
Total securities	(87)	188	101
Loans receivable	1,003	2,429	3,432
Total interest-earning assets	1,812	2,635	4,447
Interest-bearing liabilities:
Interest-bearing demand and money market	(61)	1,299	1,238
Savings	(23)	233	210
Time	1,406	2,093	3,499
Total interest-bearing deposits	1,322	3,625	4,947
Short-term borrowings	(247)	(194)	(441)
Other borrowings	639	7	646
Total interest-bearing liabilities	1,714	3,438	5,152
Net interest income (tax-equivalent basis)	$98	$(803)	$(705)

Comparison of Operating Results for the Three Months Ended June 30, 2024 to June 30, 2023

General

For the three months ended June 30, 2024, net income totaled $4,213,000 compared to net income of $6,503,000 in the three months ended June 30, 2023. The decrease in net income for the three months ended June 30, 2024, was due primarily to a $717,000 decrease in net interest income, and a $2,097,000 increase in the provision for credit losses. Earnings per share for the three-months ended June 30, 2024 were $0.52 per share for basic shares and fully diluted shares, compared to $0.81 per share for basic shares and for fully diluted shares for the three months ended June 30, 2023. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2024 were 0.75% and 9.41%, respectively, compared to 1.23% and 14.72%, respectively, for the same period in 2023.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2024 to June 30, 2023
Net income three months ended June 30, 2023	$6,503
Change due to:
Net interest income	(717)
Provision for credit losses	(2,097)
Net gains on sales of securities and loans	238
Service charges and fees	151
Earnings and proceeds on bank-owned life insurance	24
Other income	11
Salaries and employee benefits	(112)
Occupancy, furniture and equipment	85
All other expenses	(479)
Income tax expense	606
Net income three months ended June 30, 2024	$4,213

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2024 totaled $15,124,000 which was $705,000 lower than the comparable period in 2023. The decrease in net interest income was due primarily to a $5,152,000 increase in total interest expense, which was partially offset by a $4,447,000 increase in total interest income (fte). The (fte) net interest spread and net interest margin were 2.05% and 2.79%, respectively, for the three months ended June 30, 2024 compared to 2.56% and 3.09%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

For the three-months ended June 30, 2024, interest income (fte) totaled $27,870,00, with a yield on average earning assets of 5.14% compared to $23,423,000 and 4.57% for the three months ended June 30, 2023. Average loans increased $70.0 million during the three-months ended June 30, 2024, over the comparable period of 2023, while average securities decreased $15.9 million compared to the three months ended June 30, 2023. Average earning assets totaled $2.169 billion for the three months ended June 30, 2024, an increase of $119.4 million, over average earning assets for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

Interest expense for the three months ended June 30, 2024 totaled $12,746,000, at an average cost of 3.09%, compared to $7,594,000, at an average cost of 2.01% for the same period in 2023. The increase in interest expense during the three-months ended June 30, 2024 reflects the overall higher level of market interest rates. During the three months ended June 30, 2024, the average cost of time deposits, which is the most significant component of funding costs, increased 126 basis points compared to the same three-month period of last year, while interest-bearing demand and money market costs increased 113 basis points and short-term borrowing costs decreased 101 basis points compared to the same three-month period of 2023.

Provision for Credit Losses

The Company had a provision for credit losses of $347,000 during the three months ended June 30, 2024, compared to a release of provision for credit loss expense of $1,750,000 for the three months ended June 30, 2023. The Company makes provisions for, or releases of credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $511,000 for the quarter ended June 30, 2024, compared to a net charge-off of $228,000 for the similar period in 2023. At June 30, 2024, the allowance for credit losses related to loans receivable was 1.08% of loans receivable. Additionally, at June 30, 2024, the allowance for credit losses related to loans receivable represented 233% of non-performing loans.

Other Income

Other income totaled $2,207,000 for the three months ended June 30, 2024, compared to $1,783,000 for the same period in 2023. The increase was due primarily to an increased level of service charges and fees, along with a decrease in the losses on sales of securities. All other categories of other income increased $61,000, net, during the three months ended June 30, 2024.

Other Expense

Other expense for the three months ended June 30, 2024 totaled $11,444,000, which was $506,000, or 4.6%, higher than the same period of 2023, due primarily to a $202,000 increase in data processing expense, a $185,000 increase in professional fees, and a $112,000 increase in salaries and employee benefits during the three months ended June 30, 2024. All other categories of other expense increased $7,000, net, during the three months ended June 30, 2024.

Income Tax Expense

Income tax expense totaled $1,128,000 for an effective tax rate of 21.1% for the three months ended June 30, 2024 compared to $1,734,000 for an effective tax rate of 21.0% for the three months ended June 30, 2023.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$61,551	$1,697	5.51%	$4,039	$101	5.00%
Securities available for sale:
Taxable	401,645	4,353	2.17	418,372	4,212	2.01
Tax-exempt (1)	69,503	958	2.76	71,069	979	2.76
Total securities available for sale (1)	471,148	5,311	2.25	489,441	5,191	2.12
Loans receivable (1) (4) (5)	1,620,694	47,994	5.92	1,533,318	40,024	5.22
Total interest-earning assets	2,153,393	55,002	5.11	2,026,798	45,316	4.47
Non-interest earning assets:
Cash and due from banks	25,508			25,395
Allowance for loan losses	(18,559)			(19,267)
Other assets	71,705			67,247
Total non-interest earning assets	78,654			73,375
Total Assets	$2,232,047			$2,100,173
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$450,372	$4,707	2.09	$481,381	$2,118	0.88
Savings	234,611	536	0.46	264,871	182	0.14
Time	740,211	15,553	4.20	575,277	7,802	2.71
Total interest-bearing deposits	1,425,194	20,796	2.92	1,321,529	10,102	1.53
Short-term borrowings	59,843	692	2.31	98,846	1,576	3.19
Other borrowings	152,470	3,485	4.57	65,496	1,534	4.68
Total interest-bearing liabilities	1,637,507	24,973	3.05	1,485,871	13,212	1.78
Non-interest bearing liabilities:
Demand deposits	387,014			418,941
Other liabilities	26,735			20,560
Total non-interest bearing liabilities	413,749			439,501
Stockholders' equity	180,791			174,801
Total Liabilities and Stockholders' Equity	$2,232,047			$2,100,173
Net interest income/spread (tax equivalent basis)		30,029	2.06%		32,104	2.69%
Tax-equivalent basis adjustment		(394)			(369)
Net interest income		$29,635			$31,735
Net interest margin (tax equivalent basis)			2.79%			3.17%

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2024 Compared to
	Six months ended June 30, 2023
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,452	$144	$1,596
Securities available for sale:
Taxable	(181)	322	141
Tax-exempt securities	(21)	—	(21)
Total securities	(202)	322	120
Loans receivable	2,496	5,474	7,970
Total interest-earning assets	3,746	5,940	9,686
Interest-bearing liabilities:
Interest-bearing demand and money market	(302)	2,892	2,590
Savings	(61)	415	354
Time	2,990	4,760	7,750
Total interest-bearing deposits	2,627	8,067	10,694
Short-term borrowings	(557)	(327)	(884)
Other borrowings	2,033	(82)	1,951
Total interest-bearing liabilities	4,103	7,658	11,761
Net interest income (tax-equivalent basis)	$(357)	$(1,718)	$(2,075)

Comparison of Operating Results for the Six Months Ended June 30, 2024 to June 30, 2023

General

For the six months ended June 30, 2024, net income totaled $8,646,000 compared to net income of $12,285,000 in the six months ended June 30, 2023. The decrease in net income for the six months ended June 30, 2024 was due primarily to a $2,100,000 decrease in net interest income and an increase of $1,801,000 in operating expenses. Earnings per share for the six-months ended June 30, 2024 were $1.07 per share for basic shares and fully diluted shares, compared to $1.52 per share for basic shares and $1.51 for fully diluted shares for the six months ended June 30, 2023. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2024 were 0.78% and 9.59%, respectively, compared to 1.18% and 14.17%, respectively, for the same period in 2023.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2024 to June 30, 2023
Net income six months ended June 30, 2023	$12,285
Change due to:
Net interest income	(2,100)
Provision for credit losses	(1,174)
Service charges and fees	182
Net gains on sales of securities and loans	241
Earnings and proceeds on bank-owned life insurance	78
Other income	17
Salaries and employee benefits	(280)
Occupancy, furniture and equipment	87
Data processing related	(456)
Professional fees	(484)
All other expenses	(668)
Income tax expense	918
Net income six months ended June 30, 2024	$8,646

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2024 totaled $30,029,000 which was $2,075,000 lower than the comparable period in 2023. The decrease in net interest income was due primarily to a $11,762,000 increase in total interest expense, which was partially offset by a $9,686,000 increase in total interest income (fte). The (fte) net interest spread and net interest margin were 2.06% and 2.79%, respectively, for the six months ended June 30, 2024 compared to 2.69% and 3.17%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

For the six-months ended June 30, 2024, interest income (fte) totaled $55,002,000, with a yield on average earning assets of 5.11% compared to $45,316,000 and 4.47% for the six months ended June 30, 2023. Average loans increased $87.4 million during the six-months ended June 30, 2024, over the comparable period of 2023, while average securities decreased $18.3 million compared to the six months ended June 30, 2023. Average earning assets totaled $2.153 billion for the six months ended June 30, 2024, an increase of $126.6 million, over average earning assets for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

Interest expense for the six months ended June 30, 2024, totaled $24,973,000, at an average cost of 3.05%, compared to $13,212,000, at an average cost of 1.78% for the same period in 2023. The increase in interest expense during the six-months ended June 30, 2024 reflects the overall higher level of market interest rates. During the six months ended June 30, 2024, the average cost of time deposits, which is the most significant component of funding costs, increased 149 basis points compared to the same six-month period of last year, while short-term borrowing costs decreased 88 basis points and other borrowing costs decreased 11 basis points compared to the same six-month period of 2023.

Provision for Credit Losses

The Company had a release of provision for credit loss expense of $276,000 during the six months ended June 30, 2024, compared to a release of provision for credit loss expense of $1,450,000 for the six months ended June 30, 2023. The Company makes provisions for, or releases of credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company had net charge-offs for the six months ended June 30, 2024, of $834,000, compared to $548,000 in the corresponding period in 2023. At June 30, 2024, the allowance for credit losses related to loans receivable was 1.08% of loans receivable. Additionally, at June 30, 2024, the allowance for credit losses related to loans receivable represented 233% of non-performing loans.

Other Income

Other income totaled 4,213,000 for the six months ended June 30, 2024, compared to $3,695,000 for the same period in 2023. The increase was due primarily to an increased level of service charges and fees, along with an decrease in losses on sales of securities. All other categories of other income increased $127,000, net, during the six months ended June 30, 2024.

Other Expense

Other expense for the six months ended June 30, 2024 totaled $23,175,000, which was $1,801,000 or 8.4%, higher than the same period of 2023, due primarily to a $280,000 increase in salaries and employee benefits, a $484,000 increase in professional fees, a $225,000 increase in FDIC insurance, and a $456,000 increase in data processing expenses during the six months ended June 30, 2024. All other categories of other expense increased $356,000, net, during the six months ended June 30, 2024.

Income Tax Expense

Income tax expense totaled $2,303,000 for an effective tax rate of 21.0% for the six months ended June 30, 2024 compared to $3,221,000 for an effective tax rate of 20.8% for the six months ended June 30, 2023.

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

Net interest income, which is the primary source of the Company’s earnings, is impacted by changes in interest rates and the relationship of different interest rates. To manage the impact of the rate changes, the balance sheet must be structured so that repricing opportunities exist for both assets and liabilities at approximately the same time intervals. The Company uses net interest simulation to assist in interest rate risk management. The process includes simulating various interest rate environments and their impact on net interest income. As of June 30, 2024, the level of net interest income at risk in a rising or declining 200 basis point change in interest rates was within the Company’s policy limits. The Company’s policy allows for a decrease of no more than 10% of net interest income for a ± 200 basis point shift in interest rates.

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

As of June 30, 2024, the Company had a negative 90-day interest sensitivity gap of $61.8 million or 2.76% of total assets, compared to a $43.6 million negative interest sensitivity gap, or 1.98% of total assets, as of December 31, 2023. At June 30, 2024, rate-sensitive assets repricing within 90 days increased $10.1 million since December 31, 2023 due to a $2.3 million increase in interest-bearing deposits with banks, and a $8.6 million increase in loans repricing. Rate-sensitive liabilities repricing within 90 days increased $28.3 million since year end due primarily to a $98.7 million increase in time deposits. A negative gap indicates that the balance sheet has a higher level of rate-sensitive liabilities (RSL) than rate-sensitive assets (RSA) at the time interval. This would indicate that in an increasing rate environment, the cost of interest-bearing liabilities would increase faster than the yield on interest-earning assets in the 90-day period. The repricing intervals are managed by ALCO strategies, including adjusting the average life of the investment portfolio, pricing of deposit liabilities to attract longer term time deposits, loan pricing to encourage variable rate products and evaluation of loan sales of long-term fixed rate mortgages.

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

June 30, 2024

Rate Sensitivity Table

(dollars in thousands)

	3 Months	3-12 Months	1 to 3 Years	Over 3 Years	Total
Federal funds sold and interest-bearing deposits	$39,942	$—	$—	$—	$39,942
Securities	15,224	37,501	72,113	272,740	397,578
Loans Receivable	246,304	278,851	637,443	478,757	1,641,355
Total RSA	$301,470	$316,352	$709,556	$751,497	$2,078,875
Non-maturity deposits	$59,844	$179,529	$467,464	$361,491	$1,068,328
Time Deposits	284,674	372,705	79,807	5,658	742,844
Borrowings	18,710	136,364	41,794	13,554	210,422
Total RSL	$363,228	$688,598	$589,065	$380,703	$2,021,594
Interest Sensitivity Gap	$(61,758)	$(372,246)	$120,491	$370,794	$57,281
Cumulative Gap	(61,758)	(434,004)	(313,513)	57,281
RSA/RSL-cumulative	83.00%	58.74%	80.89%	102.83%

December 31, 2023

Interest Sensitivity Gap	$(43,601)	$(255,745)	$134,302	$618,582	$453,538
Cumulative Gap	(43,601)	(299,346)	(165,044)	453,538
RSA/RSL-cumulative	86.9%	66.3%	88.1%	128.5%

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

The Moveit cases have since been transferred and consolidated in the United States District Court for the District of Massachusetts (the “Court”) and are now entitled Moveit Customer Data Security Breach Litigation. On July 23, 2024, on behalf of all of the Defendants (including the Company) in this case, an omnibus Motion to Dismiss the cases for lack of Article III standing pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure was filed with the Court. A hearing on this motion has been scheduled for October 9, 2024.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2024.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2024	3,100	$23.89	3,100	270,994
May 1 – 31, 2024	7,500	24.36	7,500	263,494
June 1 – 30, 2024	1,659	24.31	1,659	261,835
Total	12,259	$24.24	12,259	261,835

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (1)
3(ii)	Bylaws of Norwood Financial Corp(2)
4.0	Specimen Stock Certificate of Norwood Financial Corp (3)
10.1	Employment Agreement dated June 24, 2024, by and among Norwood Financial Corp, Wayne Bank and John M. McCaffery (4)
10.2	Executive Elective Deferral Plan (5)
10.3	Director Deferral Fee Plan (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(4)Incorporated by reference into this document from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 24, 2024.

(5)Incorporated by reference into this document from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 21, 2024.

(6)Incorporated by reference into this document from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on June 21, 2024.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: August 8, 2024	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)