Form 10-Q
period 2024-09-30
NORWOOD FINANCIAL CORP
filed 2024-11-07
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2024
Common stock, par value $0.10 per share	8,091,755

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$47,072	$28,533
Interest-bearing deposits with banks	35,808	37,587
Cash and cash equivalents	82,880	66,120
Securities available for sale, at fair value (net of allowance for credit losses of $0)	396,891	406,259
Loans receivable (net of allowance for credit losses of $18,699 and $18,968)	1,656,440	1,584,650
Regulatory stock, at cost	6,329	7,318
Bank premises and equipment, net	18,503	17,838
Bank owned life insurance	46,382	46,439
Accrued interest receivable	8,062	8,123
Foreclosed real estate owned	—	97
Deferred tax assets, net	18,818	21,353
Goodwill	29,266	29,266
Other intangibles	167	221
Other assets	16,013	13,395
TOTAL ASSETS	$2,279,751	$2,201,079
LIABILITIES
Deposits:
Non-interest bearing demand	$420,967	$399,545
Interest-bearing	1,434,284	1,395,614
Total deposits	1,855,251	1,795,159
Short-term borrowings	52,453	74,076
Other borrowings	144,959	124,236
Accrued interest payable	12,688	10,510
Other liabilities	18,746	16,028
TOTAL LIABILITIES	2,084,097	2,020,009
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2024: 8,311,851 shares, 2023: 8,310,847 shares	831	831
Surplus	98,330	97,700
Retained earnings	140,489	135,284
Treasury stock at cost: 2024: 221,140 shares; 2023: 200,690 shares	(5,969)	(5,397)
Accumulated other comprehensive loss	(38,027)	(47,348)
TOTAL STOCKHOLDERS’ EQUITY	195,654	181,070
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,279,751	$2,201,079

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$25,464	$22,021	$73,266	$61,881
Securities	2,526	2,433	7,635	7,418
Other	497	54	2,194	156
Total interest income	28,487	24,508	83,095	69,455
INTEREST EXPENSE
Deposits	10,553	7,017	31,349	17,119
Short-term borrowings	323	1,126	1,015	2,702
Other borrowings	1,680	1,326	5,165	2,860
Total interest expense	12,556	9,469	37,529	22,681
NET INTEREST INCOME	15,931	15,039	45,566	46,774
PROVISION FOR (RELEASE OF)
CREDIT LOSS EXPENSE	1,345	882	1,069	(568)
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	14,586	14,157	44,497	47,342
OTHER INCOME
Service charges and fees	1,517	1,527	4,364	4,192
Income from fiduciary activities	256	246	719	688
Net realized gains on sales of securities	—	—	—	(209)
Gains on sales of loans, net	103	18	145	27
Gain on sales of foreclosed real estate owned	—	13	32	13
Earnings and proceeds on bank owned life insurance	261	328	781	770
Other	158	174	467	520
Total other income	2,295	2,306	6,508	6,001
OTHER EXPENSES
Salaries and employee benefits	6,239	6,083	18,328	17,893
Occupancy, furniture & equipment, net	1,269	1,242	3,758	3,818
Data processing and related operations	1,162	876	3,208	2,465
Taxes, other than income	179	167	452	490
Professional fees	576	524	1,669	1,132
Federal Deposit Insurance Corporation insurance	339	254	1,009	699
Foreclosed real estate	9	9	45	112
Amortization of intangibles	16	20	54	66
Other	2,242	2,101	6,683	5,974
Total other expenses	12,031	11,276	35,206	32,649
INCOME BEFORE INCOME TAXES	4,850	5,187	15,799	20,694
INCOME TAX EXPENSE	1,006	1,068	3,308	4,289
NET INCOME	$3,844	$4,119	$12,491	$16,405
BASIC EARNINGS PER SHARE	$0.48	$0.51	$1.55	$2.03
DILUTED EARNINGS PER SHARE	$0.48	$0.51	$1.55	$2.03

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2024	2023
Net income	$3,844	$4,119
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (losses) gains	14,928	(13,586)
Tax effect	(3,136)	2,853
Reclassification of investment securities losses
recognized in net income	—	—
Tax effect	—	—
Other comprehensive income (loss)	11,792	(10,733)
Comprehensive Income (loss)	$15,636	$(6,614)

	Nine Months Ended
	September 30,
	2024	2023
Net income	$12,491	$16,405
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (loss) gain	11,799	(9,867)
Tax effect	(2,478)	2,073
Reclassification of investment securities losses
recognized in net income	—	209
Tax effect	—	(44)
Other comprehensive income (loss)	9,321	(7,629)
Comprehensive Income	$21,812	$8,776

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2024 and 2023

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net Income	-	-	-	12,491	-	-	-	12,491
Other comprehensive income	-	-	-	-	-	-	9,321	9,321
Cash dividends declared ($0.90 per share)	-	-	-	(7,286)	-	-	-	(7,286)
Acquisition of treasury stock	-	-	-	-	24,780	(676)	-	(676)
Compensation expense related to restricted stock	1,004	-	410	-	4,350	(130)	-	280
Stock options exercised	-	-	(41)	-	(8,680)	234	-	193
Compensation expense related to stock options	-	-	261	-	-	-	-	261
Balance, September 30, 2024	8,311,851	$831	$98,330	$140,489	221,140	$(5,969)	$(38,027)	$195,654

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	-	-	-	16,405	-	-	-	16,405
Other comprehensive loss	-	-	-	-	-	-	(7,629)	(7,629)
Cash dividends declared ($0.87 per share)	-	-	-	(7,051)	-	-	-	(7,051)
Acquisition of treasury stock	-	-	-	-	113,526	(3,077)		(3,077)
Cumulative effect of adoption of ASU 2016-13	-	-	-	(2,011)	-	-	-	(2,011)
Compensation expense related to restricted stock	-	-	326	-	-	-	-	326
Stock options exercised	-	-	(61)	-	(16,125)	428	-	367
Compensation expense related to stock options	-	-	287	-	-	-	-	287
Balance, September 30, 2023	8,291,401	$829	$97,449	$137,363	222,051	$(5,957)	$(64,982)	$164,702

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2024 and 2023

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	221,540	$(5,977)	$(49,819)	$182,187
Net Income	-	-	-	3,844	-	-	-	3,844
Other comprehensive income	-	-	-	-	-	-	11,792	11,792
Cash dividends declared ($0.30 per share)	-	-	-	(2,425)	-	-	-	(2,425)
Acquisition of treasury stock	-	-	-	-	8,280	(226)	-	(226)
Compensation expense related to restricted stock	-	-	203	-	-	-	-	203
Stock options exercised	-	-	(41)	-	(8,680)	234	-	193
Compensation expense related to stock options	-	-	86	-	-	-	-	86
Balance, September 30, 2024	8,311,851	$831	$98,330	$140,489	221,140	$(5,969)	$(38,027)	$195,654

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, June 30, 2023	8,291,401	$829	$97,268	$135,583	223,926	$(6,007)	$(54,249)	$173,424
Net Income	-	-	-	4,119	-	-	-	4,119
Other comprehensive loss	-	-	-	-	-	-	(10,733)	(10,733)
Cash dividends declared ($0.29 per share)	-	-	-	(2,339)	-	-	-	(2,339)
Compensation expense related to restricted stock	-	-	102	-	-	-	-	102
Stock options exercised	-	-	(17)	-	(1,875)	50	-	33
Compensation expense related to stock options	-	-	96	-	-	-	-	96
Balance, September 30, 2023	8,291,401	$829	$97,449	$137,363	222,051	$(5,957)	$(64,982)	$164,702

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,491	$16,405
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (Release of) credit losses	1,069	(568)
Depreciation	995	1,043
Amortization of intangible assets	54	66
Deferred income taxes	57	(33)
Net amortization of securities premiums and discounts	442	694
Net realized gain on sales of securities	—	209
Earnings and proceeds on life insurance policies	(781)	(770)
Gain (loss) on sales and write-downs of fixed assets and foreclosed real estate owned, net	(32)	163
Net amortization of loan fees	474	428
Net gain on sale of loans	(145)	(27)
Mortgage loans originated for sale	(6,490)	(3,310)
Proceeds from sale of loans originated for sale	6,635	3,337
Compensation expense related to stock options	261	287
Compensation expense related to restricted stock	280	326
Decrease (increase) in accrued interest receivable	61	(842)
Increase in accrued interest payable	2,178	5,952
Other, net	452	(251)
Net cash provided by operating activities	18,001	23,109
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	3,345
Proceeds from maturities and principal reductions on mortgage-backed securities	44,714	24,523
Purchases	(23,990)	—
Purchase of regulatory stock	(7,961)	(15,242)
Redemption of regulatory stock	8,950	11,817
Net increase in loans	(73,658)	(140,442)
Proceeds from bank-owned life insurance	838	437
Purchase of bank-owned life insurance	—	(2,500)
Purchase of premises and equipment	(1,660)	(496)
Proceeds from sales of foreclosed real estate owned	109	305
Proceeds from sales of bank premises and fixed assets	—	1
Net cash used in investing activities	(52,658)	(118,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	60,092	19,097
Net (decrease) increase in short-term borrowings	(21,623)	10,666
Repayments of other borrowings	(39,277)	(57,553)
Proceeds from other borrowings	60,000	155,000
Stock options exercised	193	367
Purchase of treasury stock	(676)	(3,077)
Cash dividends paid	(7,292)	(7,077)
Net cash provided by financing activities	51,417	117,423
Increase in cash and cash equivalents	16,760	22,280
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,120	31,866
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,880	$54,146

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$35,351	$16,729
Income taxes paid, net of refunds	$1,682	$4,777
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,502	$1,451
Dividends payable	$2,427	$2,340

Right of use for operating leases	$431	$-
Lease liability for operating leases	$431	$-

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$113	$108
ATM fees	112	120
Overdraft fees	363	334
Safe deposit box rental	23	23
Loan related service fees	128	146
Debit card fees	590	591
Fiduciary activities	256	246
Commissions on mutual funds and annuities	131	167
Gains on sales of other real estate owned	—	13
Other income	158	174
Noninterest Income (in-scope of Topic 606)	1,874	1,922
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	—
Loan servicing fees	57	38
Gains on sales of loans	103	18
Earnings on and proceeds from bank-owned life insurance	261	328
Noninterest Income (out-of-scope of Topic 606)	421	384
Total Noninterest Income	$2,295	$2,306

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2024	2023
In-scope of Topic 606:
Service charges on deposit accounts	$338	$322
ATM fees	325	332
Overdraft fees	1,063	995
Safe deposit box rental	68	71
Loan related service fees	447	430
Debit card fees	1,732	1,726
Fiduciary activities	719	688
Commissions on mutual funds and annuities	275	228
Gains on sales of other real estate owned	32	13
Other income	467	520
Noninterest Income (in-scope of Topic 606)	5,466	5,325
Out-of-scope of Topic 606:
Net realized gains (losses) on sales of securities	—	(209)
Loan servicing fees	116	88
Gains on sales of loans	145	27
Earnings on and proceeds from bank-owned life insurance	781	770
Noninterest Income (out-of-scope of Topic 606)	1,042	676
Total Noninterest Income	$6,508	$6,001

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average shares outstanding	8,091	8,069	8,099	8,115
Less: Unvested restricted shares	(45)	(42)	(45)	(43)
Basic EPS weighted average shares outstanding	8,046	8,027	8,054	8,072
Basic EPS weighted average shares outstanding	8,046	8,027	8,054	8,072
Add: Dilutive effect of stock options and restricted shares	6	6	6	6
Diluted EPS weighted average shares outstanding	8,052	8,033	8,060	8,078

For the three and nine month periods ended September 30, 2024, there were 135,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $27.58 per share as of September 30, 2024.

For the three and nine month periods ended September 30, 2023, there were 166,100 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.76 per share as of September 30, 2023.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2024, no stock options were granted. As of September 30, 2024, there was $86,000 of total unrecognized compensation cost related to non-vested options granted in 2024 and 2023 under the 2014 Equity Incentive Plan, which will be fully amortized by December 31, 2024. Compensation costs related to stock options amounted to $261,000 and $287,000 during the nine-month periods ended September 30, 2024 and 2023, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2024 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2024	215,725	$29.81	6.9	Yrs.	$759
Granted	-	-	-
Exercised	(8,680)	22.22	3.3
Forfeited	(7,500)	30.93	8.1
Outstanding at September 30, 2024	199,545	$30.32	6.2	Yrs.	$122
Exercisable at September 30, 2024	164,045	$30.20	5.5	Yrs.	$122

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $27.58 per share as of September 30, 2024 and $32.91 per share as of December 31, 2023.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2024 and 2023 is as follows:

	2024		2023
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Restricted Stock	Fair Value	Restricted Stock	Fair Value
Non-vested, January 1,	45,966	$29.90	44,460	$30.12
Granted	1,004	24.90	-	-
Vested	(1,200)	25.71	(3,000)	25.71
Forfeited	(4,350)	29.98	-	-
Non-vested, September 30,	41,420	$29.72	41,460	$30.44

The expected future compensation expense relating to the 41,420 shares of non-vested restricted stock outstanding as of September 30, 2024 is $970,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $280,000 and $326,000 during the nine-month periods ended September 30, 2024 and 2023, respectively.

5.           Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss) (in thousands) by component net of tax for the three and nine months ended September 30, 2024 and 2023:

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive income before reclassification	9,321
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	9,321
Balance as of September 30, 2024	$(38,027)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of December 31, 2022	$(57,353)
Other comprehensive loss before reclassification	(7,794)
Amount reclassified from accumulated other comprehensive income	165
Total other comprehensive loss	(7,629)
Balance as of September 30, 2023	$(64,982)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2024	$(49,819)
Other comprehensive loss before reclassification	11,792
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	11,792
Balance as of September 30, 2024	$(38,027)

Unrealized gains (losses) on
available for sale
securities (a)
Balance as of June 30, 2023	$(54,249)
Other comprehensive loss before reclassification	(10,733)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(10,733)
Balance as of September 30, 2023	$(64,982)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the three and nine months ended September 30, 2024 and 2023:

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2024	2023
Commitments to grant loans	$93,685	$88,184
Unfunded commitments under lines of credit	160,659	162,207
Standby letters of credit	6,973	13,616
	$261,317	$264,007

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

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	September 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$35,294	$-	$(1,564)	$-	$33,730
U.S. Government agencies	27,581	67	(1,941)	-	25,707
States and political subdivisions	149,035	-	(18,334)	-	130,701
Mortgage-backed securities-
government sponsored entities	233,741	57	(27,045)	-	206,753
Total debt securities	$445,651	$124	$(48,884)	$-	$396,891

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$55,968	$14	$(2,382)	$-	$53,600
U.S. Government agencies	18,486	-	(2,490)	-	15,996
States and political subdivisions	151,764	-	(22,285)	-	129,479
Mortgage-backed securities-government
sponsored entities	240,600	-	(33,416)	-	207,184
Total debt securities	$466,818	$14	$(60,573)	$-	$406,259

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$33,730	$(1,564)	$33,730	$(1,564)
U.S. Government agencies	-	-	16,638	(1,941)	16,638	(1,941)
States and political subdivisions	549	(1)	129,162	(18,333)	129,711	(18,334)
Mortgage-backed securities-government sponsored entities	7,145	(19)	193,322	(27,026)	200,467	(27,045)
	$7,694	$(20)	$372,852	$(48,864)	$380,546	$(48,884)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$40,833	$(2,382)	$40,833	$(2,382)
U.S. Government agencies	-	-	15,996	(2,490)	15,996	(2,490)
States and political subdivisions	2,261	(12)	125,452	(22,273)	127,713	(22,285)
Mortgage-backed securities-government sponsored entities	-	-	207,184	(33,416)	207,184	(33,416)
	$2,261	$(12)	$389,465	$(60,561)	$391,726	$(60,573)

At September 30, 2024, the Company had 3 debt securities in an unrealized loss position in the less than twelve months category and 327 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2024 and 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$16,155	$16,055
Due after one year through five years	42,178	39,916
Due after five years through ten years	81,379	70,130
Due after ten years	72,198	64,037
	211,910	190,138
Mortgage-backed securities-government sponsored entities	233,741	206,753
	$445,651	$396,891

Gross realized gains and gross realized losses on sales of securities available for sale were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2024	2023	2024	2023
Gross realized gains	$—	$—	$—	$4
Gross realized losses	—	—	—	(213)
Net realized gains (losses)	$—	$—	$—	$(209)
Proceeds from sales of securities	$—	$—	$—	$3,345

Securities with a carrying value of $360,529,000 and $344,204,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2024		December 31, 2023
Real Estate Loans:
Residential	$321,478	19.2%	$316,546	19.7%
Commercial	715,475	42.7	675,156	42.1
Agricultural	63,390	3.8	63,859	4.0
Construction	47,800	2.8	51,453	3.2
Commercial loans	199,152	11.9	200,576	12.5
Other agricultural loans	30,174	1.8	31,966	2.0
Consumer loans to individuals	298,110	17.8	264,321	16.5
Total loans	1,675,579	100.0%	1,603,877	100.0%
Deferred fees, net	(440)		(259)
Total loans receivable	1,675,139		1,603,618
Allowance for credit losses	(18,699)		(18,968)
Net loans receivable	$1,656,440		$1,584,650

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, foreclosed real estate owned totaled $0 and $97,000, respectively. During the nine months ended September 30, 2024, there were no additions to the foreclosed real estate category. As of September 30, 2024, the Company has initiated formal foreclosure proceedings on 8 properties classified as consumer residential mortgages with an aggregate carrying value of $449,000.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2024	(In thousands)
Individually evaluated	$908	$5,906	$—	$—	$128	$—	$946	$7,888
Collectively evaluated	320,570	709,569	63,390	47,800	199,024	30,174	297,164	1,667,691
Total Loans	$321,478	$715,475	$63,390	$47,800	$199,152	$30,174	$298,110	$1,675,579

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2023
Individually evaluated	$432	$2,211	$—	$—	$4,264	$—	$715	$7,622
Collectively evaluated	316,114	672,945	63,859	51,453	196,312	31,966	263,606	1,596,255
Total Loans	$316,546	$675,156	$63,859	$51,453	$200,576	$31,966	$264,321	$1,603,877

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2024 and December 31, 2023 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2024
Real Estate loans
Residential	$320,080	$437	$53	$-	$908	$1,398	$321,478
Commercial	707,628	1,417	524	-	5,906	7,847	715,475
Agricultural	63,390	-	-	-	-	-	63,390
Construction	47,787	13	-	-	-	13	47,800
Commercial loans	198,691	293	40	-	128	461	199,152
Other agricultural loans	29,854	320		-	-	320	30,174
Consumer loans	296,451	525	188	-	946	1,659	298,110
Total	$1,663,881	$3,005	$805	$-	$7,888	$11,698	$1,675,579

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2023
Real Estate loans
Residential	$315,224	$877	$13	$-	$432	$1,322	$316,546
Commercial	666,768	6,177	-	-	2,211	8,388	675,156
Agricultural	63,732	127	-		-	127	63,859
Construction	51,435	-	18	-	-	18	51,453
Commercial loans	192,988	3,170	154	-	4,264	7,588	200,576
Other agricultural loans	31,959	7	-		-	7	31,966
Consumer loans	262,578	865	163	-	715	1,743	264,321
Total	$1,584,684	$11,223	$348	$-	$7,622	$19,193	$1,603,877

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	-	-	-	-	(85)	-	(1,297)	(1,382)
Recoveries	42	106	-	-	-	-	77	225
(Release of) Provision for credit losses	(344)	(1,511)	(32)	(77)	772	38	2,042	888
Ending balance, September 30, 2024	$1,049	$10,466	$26	$856	$1,894	$132	$4,276	$18,699
Ending balance individually evaluated	$-	$4	$-	$-	$-	$-	$235	$239
Ending balance collectively evaluated	$1,049	$10,462	$26	$856	$1,894	$132	$4,041	$18,460

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806
Charge Offs	-	-	-	-	-	-	(358)	(358)
Recoveries	-	2	-	-	-	-	33	35
(Release of) Provision for credit losses	(82)	912	(15)	16	(141)	2	524	1,216
Ending balance, September 30, 2024	$1,049	$10,466	$26	$856	$1,894	$132	$4,276	$18,699

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(6)	(154)	-	-	(2,147)	-	(692)	(2,999)
Recoveries	6	12	-	-	20	-	64	102
Provision for credit losses	45	(3,689)	(26)	45	1,848	(44)	1,339	(482)
Ending balance, September 30, 2023	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-
Ending balance collectively evaluated for impairment	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2023	$1,264	$11,253	$55	$819	$1,281	$86	$2,725	$17,483
Charge Offs	-	-	-	-	(2,000)	-	(384)	(2,384)
Recoveries	-	3	-	-	14	-	18	35
Provision for loan losses	69	(1,267)	(22)	23	1,715	(3)	437	952
Ending balance, September 30, 2023	$1,333	$9,989	$33	$842	$1,010	$83	$2,796	$16,086

During the nine months ended September 30, 2024, the Company recorded a provision for credit losses related to loans totaling $888,000. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
September 30, 2024
Real Estate loans
Residential	$908	$-	$908	$-	$908
Commercial	5,885	21	5,906	-	5,906
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	128	-	128	-	128
Other agricultural loans	-	-	-	-	-
Consumer loans	271	675	946	-	946
Total	$7,192	$696	$7,888	$-	$7,888

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2023
Real Estate loans
Residential	$432	$-	$432	$-	$432
Commercial	2,211	-	2,211	-	2,211
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	4,264	-	4,264	-	4,264
Other agricultural loans	-	-	-	-	-
Consumer loans	162	553	715	-	715
Total	$7,069	$553	$7,622	$-	$7,622

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$85,885	$77,192	$127,866	$106,473	$63,578	$226,803	$14,503	$-	$702,300
Special Mention	6	-	307	2,409	-	2,801	282	-	5,805
Substandard	-	-	-	75	1,415	5,880	-	-	7,370
Doubtful	-	-	-	-	-	-	-	-	-
Total	$85,891	$77,192	$128,173	$108,957	$64,993	$235,484	$14,785	$-	$715,475

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$3,591	$3,694	$12,151	$4,074	$7,248	$31,251	$450	$-	$62,459
Special Mention	-	-	-	-	-	781	150	-	931
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,591	$3,694	$12,151	$4,074	$7,248	$32,032	$600	$-	$63,390

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$46,246	$36,321	$31,356	$20,127	$11,152	$16,977	$34,569	$-	$196,748
Special Mention	-	283	407	643	-	111	699	-	2,143
Substandard	-	-	65	146	1	49	-	-	261
Doubtful	-	-	-	-	-	-	-	-	-
Total	$46,246	$36,604	$31,828	$20,916	$11,153	$17,137	$35,268	$-	$199,152

Commercial loans
Current period gross charge-offs	$-	$-	$-	$-	$4	$51	$30	$-	$85

Other agricultural loans
Risk Rating
Pass	$2,920	$1,939	$4,112	$2,562	$2,364	$4,652	$10,014	$-	$28,563
Special Mention	-	-	-	1	-	138	1,472	-	1,611
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-

Total	$2,920	$1,939	$4,112	$2,563	$2,364	$4,790	$11,486	$-	$30,174

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$138,642	$119,146	$175,485	$133,236	$84,342	$279,683	$59,536	$-	$990,070
Special Mention	6	283	714	3,053	-	3,831	2,603	-	10,490
Substandard	-	-	65	221	1,416	5,929	-	-	7,631
Doubtful	-	-	-	-	-	-	-	-	-
Total	$138,648	$119,429	$176,264	$136,510	$85,758	$289,443	$62,139	$-	$1,008,191

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$78,496	$131,948	$112,102	$65,949	$72,480	$186,116	$13,332	$-	$660,423
Special Mention	1,300	411	243	1,331	-	6,157	1,579	-	11,021
Substandard	-	-	-	1,444	36	2,232	-	-	3,712
Doubtful	-	-	-	-	-	-	-	-	-
Total	$79,796	$132,359	$112,345	$68,724	$72,516	$194,505	$14,911	$-	$675,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,635	$12,509	$5,433	$7,606	$7,746	$24,654	$522	$-	$61,105
Special Mention	-	-	-	-	399	490	150	-	1,039
Substandard	-	508	-	1,018	-	189	-	-	1,715
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,635	$13,017	$5,433	$8,624	$8,145	$25,333	$672	$-	$63,859

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$48,571	$41,863	$24,443	$13,752	$9,914	$15,384	$38,644	$-	$192,571
Special Mention	553	1,412	257	134	20	188	768	-	3,332
Substandard	-	126	342	656	-	49	3,500	-	4,673
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,124	$43,401	$25,042	$14,542	$9,934	$15,621	$42,912	$-	$200,576

Commercial loans
Current period gross charge-offs	$-	$32	$24	$4,856	$-	$41	$-	$-	$4,953

Other agricultural loans
Risk Rating
Pass	$2,670	$5,286	$3,251	$2,912	$2,373	$3,836	$11,091	$-	$31,419
Special Mention	-	-	2	185	86	-	155	-	428
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,670	$5,286	$3,253	$3,097	$2,578	$3,836	$11,246	$-	$31,966

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$132,372	$191,606	$145,229	$90,219	$92,513	$229,990	$63,589	$-	$945,518
Special Mention	1,853	1,823	502	1,650	505	6,835	2,652	-	15,820
Substandard	-	634	342	3,118	155	2,470	3,500	-	10,219
Doubtful	-	-	-	-	-	-	-	-	-
Total	$134,225	$194,063	$146,073	$94,987	$93,173	$239,295	$69,741	$-	$971,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$11,110	$37,617	$61,638	$54,258	$32,824	$93,613	$29,510	$-	$320,570
Nonperforming	-	135	-	188	-	566	19	-	908
Total	$11,110	$37,752	$61,638	$54,446	$32,824	$94,179	$29,529	$-	$321,478

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$17,638	$18,500	$9,096	$445	$-	$175	$1,946	$-	$47,800
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$17,638	$18,500	$9,096	$445	$-	$175	$1,946	$-	$47,800

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$96,713	$101,980	$57,642	$17,726	$9,608	$12,634	$861	$-	$297,164
Nonperforming	67	330	372	115	37	25	-	-	946
Total	$96,780	$102,310	$58,014	$17,841	$9,645	$12,659	$861	$-	$298,110

Consumer loans to individuals
Current period gross charge-offs	$44	$353	$636	$153	$58	$53	$-	$-	$1,297

Total
Payment Performance
Performing	$125,461	$158,097	$128,376	$72,429	$42,432	$106,422	$32,317	$-	$665,534
Nonperforming	67	465	372	303	37	591	19	-	1,854
Total	$125,528	$158,562	$128,748	$72,732	$42,469	$107,013	$32,336	$-	$667,388

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,446	$62,178	$57,691	$35,357	$16,406	$87,951	$29,085	$-	$316,114
Nonperforming	-	-	-	-	58	324	50	-	432
Total	$27,446	$62,178	$57,691	$35,357	$16,464	$88,275	$29,135	$-	$316,546

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$34	$-	$-	$34

Construction
Payment Performance
Performing	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$127,243	$76,339	$24,584	$14,343	$10,217	$9,942	$938	$-	$263,606
Nonperforming	111	404	118	31	41	10	-	-	715
Total	$127,354	$76,743	$24,702	$14,374	$10,258	$9,952	$938	$-	$264,321

Consumer loans to individuals
Current period gross charge-offs	$45	$710	$200	$35	$45	$28	$4	$-	$1,067

Total
Payment Performance
Performing	$178,189	$153,423	$89,066	$51,299	$28,452	$98,517	$32,227	$-	$631,173
Nonperforming	111	404	118	31	99	334	50	-	1,147
Total	$178,300	$153,827	$89,184	$51,330	$28,551	$98,851	$32,277	$-	$632,320

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the nine months ended September 30, 2024, there were modifications made to borrowers experiencing financial difficulty consisting of 10 relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$900	0.13%	Deferred principal for 2-12 months
Commercial loans	191	0.10	Deferred principal for 2-4 months
Other agricultural loans	10	0.03	Deferred principal for 5 months
Construction	56	0.12	Deferred principal for 4 months

Total	$1,157

Term Extension

	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$69	0.02%	New loans granted, extending terms by 35-76 months
Commercial real estate loans	6	0.00	New loan granted, extending term by 5 years
Agricultural real estate loans	565	0.89	New loan granted, extending term by 20 years
Other agricultural loans	300	0.99	New loan granted, extending term by 18 years
Consumer loans to individuals	28	0.01	New loan granted, extending term by 6 months

Total	$968

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at September 30, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$3,779	0.53%	Deferred principal for 6 months and extended term by 4 months

Total	$3,779

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Significant Payment Delay

Commercial real estate loans	$524

$524

The following table depicts the performance of loans that have been modified during the period for which a payment default has occurred (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Commercial real estate loans	$-	$524	$-	$524

	$-	$524	$-	$524

The Company’s primary business activity as of September 30, 2024 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2024, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $150.9 million of loans outstanding, or 9.0% of total loans outstanding, and residential rentals with loans outstanding of $120.9 million, or 7.2% of loans outstanding. For the nine months ended September 30, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of September 30, 2024 (in thousands):

Account Type	Outstanding as of September 30, 2024	Percent of Loans as of September 30, 2024

Commercial Rentals	$150,940	9.01%
Residential Rentals	120,934	7.22
Hotels/Motels	104,025	6.21
Builders/Contractors	35,336	2.11
Dairy Cattle/Milk Product	45,461	2.71
Fuel/Gas Stations	50,054	2.99
Government Support	24,899	1.49
Mobile Home Park	26,917	1.61
Wineries	23,471	1.40
Camps	24,334	1.45
Resorts	35,470	2.12

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$33,730	$-	$33,730	$-
U.S. Government agencies	25,707	-	25,707	-
States and political subdivisions	130,701	-	130,701	-
Mortgage-backed securities-government
sponsored entities	206,753	-	206,753	-
Interest rate derivatives	966	-	966	-

LIABILITIES
Interest rate derivatives	966	-	966	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2023	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$53,600	$-	$53,600	$-
U.S. Government agencies	15,996	-	15,996	-
States and political subdivisions	129,479	-	129,479	-
Mortgage-backed securities-government
sponsored entities	207,184	-	207,184	-
Interest rate derivatives	1,225	-	1,225	-

LIABILITIES
Interest rate derivatives	1,225	-	1,225	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and December 31, 2023 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2024
Individually analyzed loans held for investment	$7,649	$-	$-	$7,649
Foreclosed Real Estate Owned	-	-	-	-
December 31, 2023
Individually analyzed loans held for investment	$7,487	$-	$-	$7,487
Foreclosed Real Estate Owned	97	-	-	97

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2024, the fair value investment in individually analyzed loans totaled $7,649,000, which included 40 loan relationships with a carrying value of $7,192,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of September 30, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $456,000. As of September 30, 2024, the fair value investment in individually analyzed loans included 30 loan relationships with a carrying value of $696,000 that required a valuation allowance of $239,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of September 30, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2024
Individually analyzed loans held for investment	$7,649	Appraisal of collateral(1)	Appraisal adjustments(2)	2.38%-20.0% (9.87%)
Foreclosed real estate owned	$-	Appraisal of collateral(1)	Liquidation Expenses(2)	0.0%-0.0% (0.0%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually analyzed loans held for investment	$7,487	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (2.68%)

Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	16.67%-37.20% (28.07%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2024 and December 31, 2023. (In thousands)

	Fair Value Measurements at September 30, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$82,880	$82,880	$82,880	$-	$-
Loans receivable, net	1,656,440	1,627,200	-	-	1,627,200
Mortgage servicing rights	193	529	-	-	529
Regulatory stock (1)	6,329	6,329	6,329	-	-
Bank owned life insurance (1)	46,382	46,382	46,382	-	-
Accrued interest receivable (1)	8,062	8,062	8,062	-	-
Financial liabilities:
Deposits	1,855,251	1,799,780	1,059,146	-	740,634
Short-term borrowings (1)	52,453	52,453	52,453	-	-
Other borrowings	144,959	145,465	-	-	145,465
Accrued interest payable (1)	12,688	12,688	12,688	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$66,120	$66,120	$66,120	$-	$-
Loans receivable, net	1,584,650	1,521,667	-	-	1,521,667
Mortgage servicing rights	188	506	-	-	506
Regulatory stock (1)	7,318	7,318	7,318	-	-
Bank owned life insurance (1)	46,439	46,439	46,439	-	-
Accrued interest receivable (1)	8,123	8,123	8,123	-	-
Financial liabilities:
Deposits	1,795,159	1,800,104	1,086,050	-	714,054
Short-term borrowings (1)	74,076	74,076	74,076	-	-
Other borrowings	124,236	124,058	-	-	124,058
Accrued interest payable (1)	10,510	10,510	10,510	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2024 and December 31, 2023, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2024 and December 31, 2023 was $966,000 and $1,225,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2024	December 31, 2023	Interest Rate Paid	Interest Rate Received	September 30, 2024	December 31, 2023
Customer interest rate swap

Maturing November, 2030	$5,862	$6,145	Term SOFR + Margin	Fixed	$590	$746
Maturing December, 2030	3,828	4,032	Term SOFR + Margin	Fixed	376	479

Total	$9,690	$10,177			$966	$1,225

Third party interest rate swap

Maturing November, 2030	$5,862	$6,145	Fixed	Term SOFR + Margin	$590	$746
Maturing December, 2030	3,828	4,032	Fixed	Term SOFR + Margin	376	479

Total	$9,690	$10,177			$966	$1,225

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2024
Interest rate derivatives	Other assets	$966	Other liabilities	$966

December 31, 2023
Interest rate derivatives	Other assets	1,225	Other liabilities	1,225

11.           New and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Asset/Liability Management.”

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

Changes in Financial Condition

General

Total assets as of September 30, 2024 were $2.280 billion compared to $2.201 billion as of December 31, 2023. The increase was due primarily to a $71.5 million increase in gross loans outstanding.

Securities

The fair value of securities available for sale as of September 30, 2024 was $396.9 million compared to $406.3 million as of December 31, 2023. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2024, or the nine months ended September 30, 2023. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.656 billion at September 30, 2024 compared to $1.585 billion as of December 31, 2023. The $71.8 million increase in net loans receivable during the nine months ended September 30, 2024, was due primarily to a $40.3 million increase in commercial real estate loans, a $4.9 million increase in residential real estate loans and a $33.8 million increase in consumer loans, partially offset by a $7.3 million decrease in commercial, agricultural and construction loans, net.

The allowance for credit losses totaled $18,699,000 as of September 30, 2024, and represented 1.12% of total loans outstanding, compared to $18,968,000, or 1.18% of total loans outstanding, at December 31, 2023. The Company had net charge-offs for the nine months ended September 30, 2024 of $1,157,000, compared to $2,897,000 in the corresponding period in 2023. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at September 30, 2024 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2024, non-performing loans totaled $7,888,000 or 0.47% of total loans compared to $7,622,000, or 0.48%, of total loans at December 31, 2023. At September 30, 2024, non-performing assets totaled $7,888,000, or 0.35%, of total assets, compared to $7,719,000, or 0.35%, of total assets at December 31, 2023.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$908	$432
Commercial	5,906	2,211
Agricultural	—	—
Construction	—	—
Commercial loans	128	4,264
Other agricultural loans	—	—
Consumer loans to individuals	946	715
Total non-accrual loans	7,888	7,622
Accruing loans which are contractually
past due 90 days or more	—	—
Total non-performing loans	7,888	7,622
Foreclosed real estate	—	97
Total non-performing assets	$7,888	$7,719

Allowance for credit losses	$18,699	$18,968

Coverage of non-performing loans	237% %	249% %
Non-performing loans to total loans	0.47%	0.48%
Non-performing loans to total assets	0.35%	0.35%
Non-performing assets to total assets	0.35%	0.35%

Deposits

During the nine-months ended September 30, 2024, total deposits increased $60.1 million due primarily to a $38.9 million increase in interest-bearing demand and a $33.4 million increase in certificates of deposit, partially offset by a $12.2 million decrease in other all other deposit categories, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-interest bearing demand	$420,967	$399,545
Interest-bearing demand	291,989	253,133
Money market deposit accounts	188,404	206,928
Savings	211,340	226,444
Time deposits <$250,000	489,908	439,610
Time deposits >$250,000	252,643	269,499
Total	$1,855,251	$1,795,159

Borrowings

Short-term borrowings decreased $21.7 million to $52.4 million at September 30, 2024, compared to $74.1 million at December 31, 2023, due primarily to an decrease in overnight borrowings.

Other borrowings as of September 30, 2024, were $145.0 million compared to $124.2 million as of December 31, 2023. Federal Reserve Bank borrowings increased $30.0 million during the nine-months ended September 30, 2024, contributing to the increase. Federal Home Loan Bank borrowings decreased $9.3 million during the nine-months ended September 30, 2024.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2024	December 31, 2023
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$20,000	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	2,571	4,406
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	20,580	25,950
Amortizing fixed rate borrowing due July 2028 at 4.70%	11,808	13,880
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$84,959	$94,236

Notes with the Federal Reserve Bank
Fixed rate borrowing due March 2024 at 4.83%	$—	$10,000
Fixed rate borrowing due September 2024 at 5.55%	—	20,000
Fixed rate borrowing due January 2025 at 4.81%	40,000	—
Fixed rate borrowing due January 2025 at 4.76%	20,000	—
	$60,000	$30,000

Stockholders’ Equity and Capital Ratios

As of September 30, 2024, total stockholders’ equity was $195.7 million, compared to $181.1 million as of December 31, 2023. Total stockholders’ equity increased $12.5 million due to net income and $9.3 million due to an increase in the fair value of securities in the available-for-sale portfolio, offset partially by $7.3 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2024	December 31, 2023
Tier 1 Capital
(To average assets)	9.03%	9.00%
Tier 1 Capital
(To risk-weighted assets)	11.74%	11.99%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.74%	11.99%
Total Capital
(To risk-weighted assets)	12.78%	13.06%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of September 30, 2024.

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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $82.9 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $396.9 million which could be used for liquidity needs. Total liquidity of $479.8 million as of September 30, 2024, represents 21.0% of total assets, compared to $472.4 million and 21.5% of total assets as of December 31, 2023. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2024 and December 31, 2023. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2025. There were no borrowings under this line as of September 30, 2024 and December 31, 2023.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10,000,000. There were no borrowings under this line as of September 30, 2024 and December 31, 2023.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $678,033,000 as of September 30, 2024, of which $84.959,000 was outstanding in the form of borrowings as of September 30, 2024. As of December 31, 2023, the maximum borrowing capacity was $682,417,000, of which $114,236,000 of borrowings was outstanding as of December 31, 2023. Additionally, as of September 30, 2024, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $145,975,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2023, there was $136,650,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$36,221	$497	5.46%	$3,675	$54	5.83%
Securities available for sale:
Taxable	392,168	2,161	2.19	406,962	2,052	2.00
Tax-exempt (1)	67,563	461	2.71	70,219	483	2.73
Total securities available for sale (1)	459,731	2,622	2.27	477,181	2,535	2.11
Loans receivable (1) (4) (5)	1,651,921	25,575	6.16	1,589,474	22,104	5.52
Total interest-earning assets	2,147,873	28,694	5.31	2,070,330	24,693	4.73
Non-interest earning assets:
Cash and due from banks	28,193			27,910
Allowance for credit losses	(17,944)			(17,262)
Other assets	78,344			65,863
Total non-interest earning assets	88,593			76,511
Total Assets	$2,236,466			$2,146,841
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$461,897	$2,782	2.40	$439,255	$1,647	1.49
Savings	221,366	13	0.02	238,493	77	0.13
Time	734,235	7,758	4.20	611,607	5,293	3.43
Total interest-bearing deposits	1,417,498	10,553	2.96	1,289,355	7,017	2.16
Short-term borrowings	53,622	323	2.40	116,470	1,126	3.84
Other borrowings	146,357	1,680	4.57	116,700	1,326	4.51
Total interest-bearing liabilities	1,617,477	12,556	3.09	1,522,525	9,469	2.47
Non-interest bearing liabilities:
Demand deposits	400,314			425,216
Other liabilities	29,540			23,876
Total non-interest bearing liabilities	429,854			449,092
Stockholders' equity	189,135			175,224
Total Liabilities and Stockholders' Equity	$2,236,466			$2,146,841
Net interest income/spread (tax equivalent basis)		16,138	2.23%		15,224	2.26%
Tax-equivalent basis adjustment		(207)			(185)
Net interest income		$15,931			$15,039
Net interest margin (tax equivalent basis)			2.99%			2.92%

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

	Increase/(Decrease)
	Three months ended September 30, 2024 Compared to
	Three months ended September 30, 2023
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$480	$(37)	$443
Securities available for sale:
Taxable	(73)	182	109
Tax-exempt securities	(16)	(6)	(22)
Total securities	(89)	176	87
Loans receivable	971	2,500	3,471
Total interest-earning assets	1,362	2,639	4,001
Interest-bearing liabilities:
Interest-bearing demand and money market	131	1,004	1,135
Savings	—	(64)	(64)
Time	1,200	1,265	2,465
Total interest-bearing deposits	1,331	2,205	3,536
Short-term borrowings	(526)	(277)	(803)
Other borrowings	343	11	354
Total interest-bearing liabilities	1,148	1,939	3,087
Net interest income (tax-equivalent basis)	$214	$700	$914

Comparison of Operating Results for the Three Months Ended September 30, 2024 to September 30, 2023

General

For the three months ended September 30, 2024, net income totaled $3,844,000 compared to net income of $4,119,000 in the three months ended September 30, 2023. The decrease in net income for the three months ended September 30, 2024, was due primarily to a $463,000 increase in the provision for credit losses. Earnings per share for the three-months ended September 30, 2024 were $0.48 per share for basic shares and fully diluted shares, compared to $0.51 per share for basic shares and for fully diluted shares for the three months ended September 30, 2023. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2024 were 0.68% and 8.09%, respectively, compared to 0.76% and 9.33%, respectively, for the same period in 2023.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2024 to September 30, 2023
Net income three months ended September 30, 2023	$4,119
Change due to:
Net interest income	892
Provision for credit losses	(463)
Net gains on sales of securities and loans	85
Service charges and fees	(10)
Earnings and proceeds on bank-owned life insurance	(67)
Other income	(19)
Salaries and employee benefits	(156)
Occupancy, furniture and equipment	(27)
Data processing related	(286)
Professional fees	(52)
All other expenses	(234)
Income tax expense	62
Net income three months ended September 30, 2024	$3,844

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2024 totaled $16,138,000 which was $914,000 higher than the comparable period in 2023. The increase in net interest income was due primarily to a $4,001,000 increase in total interest income, which was partially offset by a $3,087,000 increase in total interest expense (fte). The (fte) net interest spread and net interest margin were 2.23% and 2.99%, respectively, for the three months ended September 30, 2024 compared to 2.26% and 2.92%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

For the three-months ended September 30, 2024, interest income (fte) totaled $28,694,000, with a yield on average earning assets of 5.31% compared to $24,693,000 and 4.73% for the three months ended September 30, 2023. Average loans increased $62,447,000 million during the three-months ended September 30, 2024, over the comparable period of 2023, while average securities decreased $17,450,000 million compared to the three months ended September 30, 2023. Average earning assets totaled $2.148 billion for the three months ended September 30, 2024, an increase of $77.5 million, over average earning assets for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

Interest expense for the three months ended September 30, 2024 totaled $12,556,000, at an average cost of 3.09%, compared to $9,469,000, at an average cost of 2.47% for the same period in 2023. The increase in interest expense during the three-months ended September 30, 2024 reflects the overall higher level of market interest rates. During the three months ended September 30, 2024, the average cost of time deposits, which is the most significant component of funding costs, increased 77 basis points compared to the same three-month period of last year, while interest-bearing demand and money market costs increased 91 basis points and short-term borrowing costs decreased 144 basis points compared to the same three-month period of 2023.

Provision for Credit Losses

The Company had a provision for credit losses of $1,345,000 during the three months ended September 30, 2024, compared to a provision for credit loss expense of $882,000 for the three months ended September 30, 2023. The Company makes provisions for, or releases of credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $323,000 for the quarter ended September 30, 2024, compared to a net charge-off of $2,349,000 for the similar period in 2023. At September 30, 2024, the allowance for credit losses related to loans receivable was 1.12% of loans receivable. Additionally, at September 30, 2024, the allowance for credit losses related to loans receivable represented 237% of non-performing loans.

Other Income

Other income totaled $2,295,000 for the three months ended September 30, 2024, compared to $2,306,000 for the same period in 2023. The decrease was due primarily to a decrease in earnings and proceeds on life insurance policies of $67,000. All other categories of other income increased $56,000, net, during the three months ended September 30, 2024.

Other Expense

Other expense for the three months ended September 30, 2024 totaled $12,031,000, which was $755,000 higher than the same period of 2023, due primarily to a $286,000 increase in data processing expense, a $85,000 increase in FDIC insurance, and a $156,000 increase in salaries and employee benefits during the three months ended September 30, 2024. All other categories of other expense increased $228,000, net, during the three months ended September 30, 2024.

Income Tax Expense

Income tax expense totaled $1,006,000 for an effective tax rate of 20.7% for the three months ended September 30, 2024 compared to $1,068,000 for an effective tax rate of 20.6% for the three months ended September 30, 2023.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$53,046	$2,194	5.52%	$3,917	$156	5.32%
Securities available for sale:
Taxable	398,462	6,514	2.18	414,527	6,264	2.02
Tax-exempt (1)	68,852	1,419	2.75	70,783	1,461	2.76
Total securities available for sale (1)	467,314	7,933	2.27	485,310	7,725	2.13
Loans receivable (1) (4) (5)	1,631,179	73,569	6.02	1,552,242	62,128	5.35
Total interest-earning assets	2,151,539	83,696	5.20	2,041,469	70,009	4.59
Non-interest earning assets:
Cash and due from banks	26,409			26,242
Allowance for loan losses	(18,353)			(18,592)
Other assets	73,935			66,781
Total non-interest earning assets	81,991			74,431
Total Assets	$2,233,530			$2,115,900
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$460,579	$7,489	2.17	$467,184	$3,765	1.08
Savings	223,825	549	0.33	255,982	259	0.14
Time	738,205	23,311	4.22	587,520	13,095	2.98
Total interest-bearing deposits	1,422,609	31,349	2.94	1,310,686	17,119	1.75
Short-term borrowings	57,754	1,015	2.35	104,785	2,702	3.45
Other borrowings	150,418	5,165	4.59	82,752	2,860	4.62
Total interest-bearing liabilities	1,630,781	37,529	3.07	1,498,223	22,681	2.02
Non-interest bearing liabilities:
Demand deposits	391,479			421,056
Other liabilities	27,677			21,678
Total non-interest bearing liabilities	419,156			442,734
Stockholders' equity	183,593			174,943
Total Liabilities and Stockholders' Equity	$2,233,530			$2,115,900
Net interest income/spread (tax equivalent basis)		46,167	2.12%		47,328	2.56%
Tax-equivalent basis adjustment		(601)			(554)
Net interest income		$45,566			$46,774
Net interest margin (tax equivalent basis)			2.87%			3.10%

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Nine months ended September 30, 2024 Compared to
	Nine months ended September 30, 2023
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$1,957	$81	$2,038
Securities available for sale:
Taxable	(146)	396	250
Tax-exempt securities	(42)	—	(42)
Total securities	(188)	396	208
Loans receivable	3,431	8,010	11,441
Total interest-earning assets	5,200	8,487	13,687
Interest-bearing liabilities:
Interest-bearing demand and money market	(107)	3,831	3,724
Savings	(73)	363	290
Time	4,168	6,048	10,216
Total interest-bearing deposits	3,988	10,242	14,230
Short-term borrowings	(1,074)	(613)	(1,687)
Other borrowings	2,328	(23)	2,305
Total interest-bearing liabilities	5,242	9,606	14,848
Net interest income (tax-equivalent basis)	$(42)	$(1,119)	$(1,161)

Comparison of Operating Results for the Nine Months Ended September 30, 2024 to September 30, 2023

General

For the nine months ended September 30, 2024, net income totaled $12,491,000 compared to net income of $16,405,000 in the nine months ended September 30, 2023. The decrease in net income for the nine months ended September 30, 2024 was due primarily to a $1,208,000 decrease in net interest income and an increase of $2,557,000 in operating expenses. Earnings per share for the nine-months ended September 30, 2024 were $1.55 per share for basic shares and fully diluted shares, compared to $2.03 per share for basic shares and fully diluted shares for the nine months ended September 30, 2023. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2024 were 0.75% and 9.09%, respectively, compared to 1.04% and 12.54%, respectively, for the same period in 2023.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2024 to September 30, 2023
Net income nine months ended September 30, 2023	$16,405
Change due to:
Net interest income	(1,208)
Provision for credit losses	(1,637)
Service charges and fees	172
Net gains on sales of securities and loans	327
Earnings and proceeds on bank-owned life insurance	11
Other income	(3)
Salaries and employee benefits	(435)
Occupancy, furniture and equipment	60
Data processing related	(743)
Professional fees	(537)
All other expenses	(902)
Income tax expense	981
Net income nine months ended September 30, 2024	$12,491

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2024 totaled $46,167,000 which was $1,161,000 lower than the comparable period in 2023. The decrease in net interest income was due primarily to a $14,848,000 increase in total interest expense, which was partially offset by a $13,687,000 increase in total interest income (fte). The (fte) net interest spread and net interest margin were 2.12% and 2.87%, respectively, for the nine months ended September 30, 2024 compared to 2.56% and 3.10%, respectively, for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

For the nine-months ended September 30, 2024, interest income (fte) totaled $83,696,000, with a yield on average earning assets of 5.20% compared to interest income (fte) of $70,009,000, with a yield on average earning assets of 4.59% for the nine months ended September 30, 2023. Average loans increased $78.9 million during the nine-months ended September 30, 2024, over the comparable period of 2023, while average securities decreased $18.0 million compared to the nine months ended September 30, 2023. Average earning assets totaled $2.152 billion for the nine months ended September 30, 2024, an increase of $110.1 million, compared to average earning assets for the same period in 2023. See “Non-GAAP Financial Measures” described above beginning on page 38.

Interest expense for the nine months ended September 30, 2024, totaled $37,529,000, at an average cost of 3.07%, compared to $22,681,000, at an average cost of 2.02%, for the same period in 2023. The increase in interest expense during the nine-months ended September 30, 2024 reflects the overall higher level of market interest rates. During the nine months ended September 30, 2024, the average cost of time deposits, which is the most significant component of funding costs, increased 124 basis points compared to the same nine-month period of 2023. The average cost of interest-bearing demand and money market deposits increased 109 basis points, while short-term borrowing costs decreased 110 basis points, compared to the same nine-month period of 2023.

Provision for Credit Losses

The Company had a provision for credit loss expense of $1,069,000 during the nine months ended September 30, 2024, compared to a release of provision for credit loss expense of $568,000 for the nine months ended September 30, 2023. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company had net charge-offs for the nine months ended September 30, 2024, of $1,157,000, compared to $2,897,000 in the corresponding period in 2023. At September 30, 2024, the allowance for credit losses related to loans receivable was 1.12% of total loans receivable. Additionally, at September 30, 2024, the allowance for credit losses related to total loans receivable represented 237% of non-performing loans.

Other Income

Other income totaled $6,508,000 for the nine months ended September 30, 2024, compared to $6,001,000 for the same period in 2023. The increase was due primarily to an increase of $172,000 in the level of service charges and fees, along with an increase of

$327,000 in gains on sales of securities and sales on loans. All other categories of other income increased $8,000, net, during the nine months ended September 30, 2024.

Other Expense

Other expense for the nine months ended September 30, 2024 totaled $35,206,000, which was $2,557,000 or 7.8%, higher than the same period of 2023, due primarily to a $435,000 increase in salaries and employee benefits, a $537,000 increase in professional fees, a $310,000 increase in FDIC insurance, and a $743,000 increase in data processing expenses during the nine months ended September 30, 2024. All other categories of other expense increased $532,000, net, during the nine months ended September 30, 2024.

Income Tax Expense

Income tax expense totaled $3,308,000 for an effective tax rate of 20.9% for the nine months ended September 30, 2024 compared to $4,289,000 for an effective tax rate of 20.7% for the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Management considers interest rate risk to be our most significant market risk. Market risk is the risk of loss from adverse changes in market prices and rates. Interest rate risk is the exposure to adverse changes in our net income as a result of changes in interest rates.

Our primary earnings source is net interest income, which is affected by changes in the level of interest rates, the relationship between rates, the impact of interest rate fluctuations on asset prepayments, the level and composition of deposits and liabilities, and the credit quality of earning assets. Our asset and liability management objectives are to maintain a strong, stable net interest margin, to utilize our capital effectively without taking undue risks, to maintain adequate liquidity, and to reduce vulnerability of our operations to changes in interest rates.

Our Asset and Liability Committee evaluates periodically, but at least four times a year, the impact of changes in market interest rates on assets and liabilities, net interest margin, capital and liquidity. Risk assessments are governed by policies and limits established by senior management, which are reviewed and approved by the full Board of Directors at least annually. The economic environment continually presents uncertainties as to future interest rate trends. The Asset and Liability Committee regularly utilizes a model that projects net interest income based on increasing or decreasing interest rates, in order to be better able to respond to changes in interest rates.

Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans

.

We utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 and 200-basis point upward and downward shifts in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. The current environment, which includes an inverted yield curve, presents a challenge to a bank, like us, that derives most of its revenue from net interest margin. During the nine months ended September 30, 2024, the yield on U.S. Treasury 5-year notes decreased 35 basis points from 3.93% to 3.58%, while the yield on 3-month Treasury bills decreased 73 basis points from 5.46% to 4.73%. The 3-month/5-year Treasury spread increased from a negative 153 basis points at December 31, 2023 to a negative 115 basis points at September 30, 2020, and continues to be considerably inverted compared to the 3-month/5-year Treasury spread of negative 43 basis points at December 31, 2022. A continued flat or inverted yield curve in 2025 may adversely affect net interest income as borrowers tend to refinance higher-rate fixed rate loans at lower rates and we may not be able to reinvest those prepayments in assets earning interest rates as high as the rates on those prepaid assets.

The following reflects our net interest income sensitivity analysis at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	(2,462)	-3.5%	(2,234)	-2.7%
100	(1,135)	-1.6%	(886)	-1.1%
Static	-	0.0%	-	0.0%
(100)	564	0.8%	(463)	-0.6%
(200)	318	0.5%	(2,917)	-3.6%

	December 31, 2023
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
200	(2,788)	-4.4%	(2,371)	-3.1%
100	(1,310)	-2.0%	(1,049)	-1.4%
Static	-	0.0%	-	0.0%
(100)	1,931	3.0%	169	0.2%
(200)	1,166	1.8%	(1,420)	-1.9%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 3.5% in year 1 and decrease net interest income by 2.7% in year 2. Our balance sheet sensitivity to such a move in interest rates at September 30, 2024 increased as compared to December 31, 2023 (which was a decrease of 4.4% in net interest income over a twelve-month period). This decrease is the result of a higher portion of our liabilities repricing higher.  Overall, our strategy has been to proactively take advantage of the falling rate cycle in aggressively lowering deposit costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio decreased from 6.05 years at September 30, 2023 to 5.2 years at September 30, 2024.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied on as being indicative of expected operating results. These hypothetical estimates are based on numerous assumptions including, but not limited to, the nature and timing of interest rate levels and yield curve shapes, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment and replacement of asset and liability cash flows. While assumptions are developed based on perceived current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences may change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals, prepayment penalties and product preference changes and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to, or anticipating, changes in interest rates and market conditions.

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

The MOVEit cases have since been transferred and consolidated in the United States District Court for the District of Massachusetts (the “Court”) and are now entitled MOVEit Customer Data Security Breach Litigation. On July 23, 2024, on behalf of all of the Defendants (including the Company) in this case, an omnibus Motion to Dismiss the cases for lack of Article III standing pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure was filed with the Court. A hearing on this motion was held on October 9, 2024. The Court gave no indication of when it might issue a ruling on the motion. The Court did indicate that it is also in the process of assembling a final bellwether structure. The next status conference is set for November 13, 2024.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2024	3,930	$24.34	3,930	257,905
August 1 – 31, 2024	-	-	-	-
September 1 – 30, 2024	-	-	-	-
Total	3,930	$24.34	3,930	257,905

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 7, 2024	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)