Form 10-K
period 2024-12-31
NORWOOD FINANCIAL CORP
filed 2025-03-14
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2024, $25.38 per share, was $187.3 million based on 7,380,160 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2025, there were 9,262,592 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders. (Part III)

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

Item 1. Business.

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2024, the Company had total consolidated assets of $2.317 billion, consolidated deposits of $1.859 billion, and consolidated stockholders’ equity of $213.5 million. The Company’s ratio of average equity to average assets was 8.26%, 8.14%, and 8.87% for fiscal years 2024, 2023 and 2022, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are currently insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC. The Bank is an independent community bank with sixteen offices in Northeastern Pennsylvania and fourteen offices in Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York.

The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe, Lackawanna and Luzerne and, to a much lesser extent, Susquehanna County in addition to the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. In addition, the Bank operates automated teller machines at thirty branch facilities plus one machine at an off-site location.

The Company’s main office is located at 717 Main Street, Honesdale, Pennsylvania and its main telephone number is (570) 253-1455. The Company maintains a website at wayne.bank. Information on our website should not be treated as part of this Annual Report on Form 10-K. The Company makes copies of its Securities and Exchange Commission (“SEC”) filings available free of charge as soon as reasonably practicable after they are filed through a link on its website to the SEC’s website.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2024 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 21.54%, the second largest share in Pike County with 18.85%, seventh largest share in Monroe County with 3.64%, the eleventh largest share in Lackawanna County with 1.17% and the seventeenth largest share in Luzerne County with 0.33%. At June 30, 2024, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 32.0% and the fourth largest share in Sullivan County, New York, with 9.53%. The Bank’s market share in Ontario, Otsego and Yates Counties were 3.82%, 17.36% and 13.21%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2024, the Bank had 264 full-time and seven part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2024, the Bank had $205.1 million of assets under management compared to $192.4 million as of December 31, 2023. The increase reflects growth and improved market valuations during 2024, such as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is annuity and mutual fund sales and discount brokerage activities primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of, or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $407,000 and $296,000 in 2024 and 2023, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc. (“WTRO”), a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2024 and 2023, the outstanding balance of foreclosed properties on which WTRO held title totaled $0 and $0, respectively.

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania capital requirements in effect as of December 31, 2024.

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

At December 31, 2024, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2024, the Bank’s loans-to-one-borrower limitation was $35.4 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2024, the Bank was in compliance with this requirement.

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

Community Reinvestment. All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of the Bank, the FDIC is required to assess our record of meeting the credit needs of our entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” CRA rating in its most recent CRA performance evaluation by the FDIC in July 2022.

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

During the fiscal year ended December 31, 2024, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2. Properties.

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-nine additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $41.3 million with a net book value of $19.7 million as of December 31, 2024. The Bank currently operates automated teller machines at all of its community office facilities, as well as one off-site ATM. The Bank leases nine of its locations.

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

The MOVEit cases have since been transferred and consolidated in the United States District Court for the District of Massachusetts (the “Court”) and are now entitled MOVEit Customer Data Security Breach Litigation. On July 23, 2024, on behalf of all of the Defendants (including the Company) in this case, an omnibus Motion to Dismiss the cases for lack of Article III standing pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure was filed with the Court. A hearing on this motion was held on October 9, 2024. On December 12, 2024, Judge Burroughs denied the defendants’ Rule 12(b)(1) motion in large part. The Court has ordered that a bellwether process be used to test claims and defenses. Because Wayne Bank is not a bellwether defendant, its obligations will be much lessened but will include, among other things, modest discovery.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2024, there were approximately 1,220 registered stockholders based on the records of our transfer agent. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

DIVIDEND CALENDAR

Dividends on the Company’s common stock, if approved by the Board of Directors, are customarily paid on or about February 1, May 1, August 1 and November 1. The Company’s ability to pay dividends may also depend on the receipt of dividends from the Bank, which is subject to a variety of limitations under state and federal banking regulations regarding the payment of dividends. For discussion of the regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Regulation.”

AUTOMATIC DIVIDEND REINVESTMENT PLAN

The Plan, open to all shareholders, provides the opportunity to have dividends automatically reinvested into the Company’s common stock. Participants in the Plan may also elect to make cash contributions to purchase additional shares of common stock. Stockholders of the Company may contact the transfer agent for additional information.

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2024.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2024	—	$—	—	257,905
November 1 – 30, 2024	—	—	—	257,905
December 1 – 31, 2024	—	—	—	257,905

Total	—	$—	—	257,905

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2024 and 2023, and for the years ended December 31, 2024 and 2023. This section should be read in conjunction with the consolidated financial statements and related footnotes.

RECENT TRANSACTIONS

During the year ended December 31, 2024, the Company’s financial condition and results of operations were significantly impacted by two transactions. On December 23, 2024, the Company completed the underwritten public offering and sale of 1,150,000 shares of its common stock at $26.00 per share, resulting in net proceeds to the Company of approximately $28 million (the “Offering”). Immediately subsequent to the Offering, the Company utilized a portion of the net proceeds from the Offering to reposition a substantial portion of the Company’s available-for-sale debt securities portfolio. The Company undertook the repositioning transactions with the objective of increasing the profitability of its investment portfolio, improving liquidity, strengthening its capital position and supporting future growth. Please see “Financial Condition—Securities” below for more information on the repositioning transactions.

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

OVERVIEW

The following table provides an overview of selected financial data:

For the years ended December 31,	2024	2023	2022
Net interest income	$62,191	$62,067	$68,397
Provision for credit losses	2,673	5,548	900
Other income before (losses) gains on sales of loans and investments	8,616	8,270	9,926
Net realized (losses) gains on sales of loans and securities	(19,767)	(146)	6
Other expenses	48,625	43,497	41,044
(Loss) Income before income taxes	(258)	21,146	36,385
Income tax (benefit) expense	(98)	4,387	7,152
NET (LOSS) INCOME	(160)	16,759	29,233
Net (loss) income per share-Basic	($0.02)	$2.08	$3.59
-Diluted	($0.02)	$2.07	$3.58
Cash dividends paid	9,719	9,417	9,159
Dividend pay-out ratio	-6074.38%	56.19%	31.33%

Return on average assets	-0.01%	0.79%	1.43%
Return on average equity	-0.09%	9.67%	16.11%

BALANCES AT YEAR-END
Total assets	2,317,462	2,201,079	2,047,070
Loans receivable	1,713,638	1,603,618	1,473,945
Allowance for credit losses	19,843	18,968	16,999
Total deposits	1,859,163	1,795,159	1,727,727
Stockholders’ equity	213,508	181,070	167,085
Trust assets under management	205,097	192,374	184,855

Book value per share	$23.02	$22.33	$20.86

Tier 1 Capital to risk-adjusted assets	12.35%	11.99%	12.49%
Total Capital to risk-adjusted assets	13.45%	13.06%	13.58%
Allowance for credit losses to total loans	1.16%	1.18%	1.15%
Non-performing assets to total assets	0.34%	0.35%	0.07%

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2024 were $2.317 billion compared to $2.201 billion as of year-end 2023, an increase of $116.4 million. The increase in total assets was primarily attributable to a $109.1 million increase in loans receivable.

Loans Receivable

As of December 31, 2024, loans receivable totaled $1.714 billion compared to $1.604 billion as of year-end 2023, an increase of $110.2 million due primarily to a $43.5 million increase in consumer loans and an increase of $41.7 million in commercial real estate loans. Residential real estate loans increased $14.3 million during the year ended December 31, 2024.

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2024, there were $293.0 million of indirect loans in the consumer loan portfolio.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2024, the Bank had approximately $156.2 million in loans on commercial rentals, as well as $114.7 million of loans outstanding on residential rentals, which are its largest lending concentrations.

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

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2024. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	After Five Years Through 15 years	After 15 years	Total
	(dollars in thousands)

Real Estate:
Residential	$45,731	$125,677	$110,616	$48,832	$330,856
Commercial	68,382	197,248	356,144	95,101	716,875
Agricultural	4,155	16,602	33,498	9,233	63,488
Construction	3,897	4,658	17,308	27,157	53,020
Commercial loans	85,943	98,012	27,645	391	211,991
Other agricultural loans	13,560	13,992	2,364	161	30,077
Consumer loans	115,497	177,486	13,828	964	307,775
Total	$337,165	$633,675	$561,403	$181,839	$1,714,082

Loans with fixed rates	$22,488	$203,286	$406,970	$227,036	$859,780
Loans with floating rates	345,796	459,836	48,670	-	854,302
Total	$368,284	$663,122	$455,640	$227,036	$1,714,082

allowance for CREDIT Losses

The allowance for credit losses totaled $19,843,000 as of December 31, 2024, and represented 1.16% of total loans receivable compared to $18,968,000 and 1.18% of total loans as of year-end 2023. Net charge-offs for 2024 totaled $1,671,000 and represented 0.10% of average loans compared to $6,078,000 and 0.39% of average loans in 2023.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. As of December 31, 2024, the Company had $19,070,000 million of junior lien home equity loans. For the year ended December 31, 2024, there were $0 of charge-offs in this portfolio, with recoveries of $41,000 in 2024.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. At December 31, 2024, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

As of December 31, 2024, the Company had $716.9 million of commercial real estate loans, which represented 41.8% of total loans outstanding. Non-owner occupied commercial real estate loans totaled $189.8 million, or 11.1% of total loans outstanding and 87.2% of regulatory capital requirements. As of December 31, 2024, the Company had $53.0 million of construction loans, which represented 3.1% of total loans outstanding and 24.4% of regulatory capital requirements.

As of December 31, 2024 and 2023, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2024, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $156.2 million, or 9.1% of loans outstanding, to commercial rentals, and $114.7 million, or 6.7% of loans outstanding, to residential rentals. For the year ended December 31, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The Company recognized charge offs of $6,000 on commercial rentals and $44,000 on residential rentals in 2023.

The following table sets forth information with respect to the Bank’s allowance for credit losses as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(dollars in thousands)
Total loans receivable, net of deferred fees	$1,713,638	$1,603,618

Allowance balance at beginning of period	$18,968	$16,999

Net (charge-offs) recoveries:
Real Estate-Residential	41	(28)
Real Estate-Commercial	110	(139)
Real Estate-Agricultural	—	—
Real Estate-Construction	—	—
Commercial loans	(100)	(4,932)
Other agricultural loans	—	—
Consumer	(1,722)	(979)

Total	(1,671)	(6,078)

Impact of Adopting ASC 326	—	2,466
Provision Expense	2,546	5,581
Allowance balance at end of period	$19,843	$18,968

Average loans receivable:
Real Estate-Residential	$319,984	$306,404
Real Estate-Commercial	691,673	692,681
Real Estate-Agricultural	62,802	67,367
Real Estate-Construction	49,542	38,017
Commercial loans	204,876	197,598
Other agricultural loans	30,988	33,859
Consumer	286,263	229,739

Total average loans outstanding	$1,646,128	$1,565,665

Net (charge-offs) recoveries as a percent of average loans outstanding
Real Estate-Residential	0.01%	(0.01)%
Real Estate-Commercial	0.02	(0.02)
Real Estate-Agricultural	-	-
Real Estate-Construction	-	-
Commercial loans	(0.05)	(2.50)
Other agricultural loans	-	-
Consumer	(0.60)	(0.43)

Total net charge-offs	(0.10)%	(0.39)%

Credit Quality Ratios:
As a percent of year-end loans, net of unearned income:
Allowance for credit losses	1.16%	1.18%
Nonaccrual loans	0.45%	0.48%
Nonperforming loans	0.46%	0.48%
Allowance for credit losses to nonaccrual loans	257.03%	248.86%
Allowance for credit losses to nonperforming loans	252.01%	248.86%

During the twelve month period ended December 31, 2024, the Bank recognized charge-offs in the amount of $1,671,000 compared to the $6,078,000 of net charge-offs reported for the twelve months ended December 31, 2023. The provision for credit losses decreased to $2,673,000 for the twelve months ended December 31, 2024, compared to $5,548,000 for the twelve months ended December 31, 2023.

The following table sets forth the allocation of the Bank’s allowance for credit losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2024			2023
	Allowance	% of	% of	Allowance	% of	% of
	for Credit	ACL	Loans	for Credit	ACL	Loans
	Losses on	to Total	to Total	Losses on	to Total	to Total
	Loans	ACL	Loans	Loans	ACL	Loans
	(dollars in thousands)
Real estate – residential	$1,146	5.8%	19.3%	$1,351	7.1%	19.7
Real estate – commercial	11,406	57.5	41.8	11,871	62.6	42.1
Real estate – agricultural	48	0.2	3.7	58	0.3	4.0
Real estate – construction	884	4.5	3.1	933	4.9	3.2
Commercial	1,732	8.7	12.4	1,207	6.4	12.5
Other agricultural loans	162	0.8	1.7	94	0.5	2.0
Consumer	4,465	22.5	18.0	3,454	18.2	16.5
Total	$19,843	100%	100%	$18,968	100%	100

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

The following table sets forth information regarding non-performing loans and real estate as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(dollars in thousands)
Non-accrual loans:
Real Estate loans
Residential	$940	$432
Commercial	5,743	2,211
Agricultural	—	—
Construction	—	—
Commercial	127	4,264
Other agricultural loans	—	—
Consumer loans	910	715
Total non-accrual loans*	7,720	7,622

Accruing loans which are contractually past-due 90 days or more	154	—

Total non-performing loans	7,874	7,622
Foreclosed real estate	—	97
Total non-performing assets	$7,874	$7,719

Securities

The securities portfolio consists of U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities issued by government sponsored entities and municipal obligations. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2024, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2024, $397.8 million of securities were so classified and carried at their fair value, with unrealized losses, net of tax, of $33.5 million included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2024, the average life of the portfolio was 7.1 years. Purchases for the year totaled $208.1 million, while maturities and principal reductions totaled $58.7 million and proceeds from sales were $155.4 million.

The following table sets forth certain information regarding securities not carried at fair value through earnings, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2024. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities	$19,598	3.41%	$—	—%	$—	—%	$—	—%	$19,598	3.41%
U.S. Government agencies	—	—	5,814	3.65	5,550	3.49	—	—	11,364	3.56
State and political subdivision	—	—	460	2.77	47,813	2.01	39,001	2.50	87,274	2.23
Mortgage-backed securities - government sponsored entities	110	2.23	627	2.06	2,021	2.52	276,852	3.72	279,610	3.71

Total Investment Securities	$19,708	3.40%	$6,901	3.49%	$55,384	2.16%	$315,853	3.60%	$397,846	3.37%

The portfolio had one adjustable-rate instrument as of December 31, 2024 and no adjustable-rate instruments as of December 31, 2023. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2024, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for credit losses as fair value declines below cost. In estimating credit losses, management considers the financial condition and near-term prospects of the issuer. As of December 31, 2024, the Company held 215 investment securities in a loss position, which had a combined unrealized loss of $42.6 million. Management believes that these losses are principally due to changes in interest rates and concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on the available-for-sale debt securities for the twelve months ended December 31, 2024 and 2023.

In December 2024, the Company repositioned its available-for-sale debt securities portfolio. The repositioning was accomplished by the sale of debt securities with an amortized cost basis of approximately $175 million and an average yield of 1.98%. The Company recognized a pre-tax loss of $20 million on these sales. The Company purchased approximately $155 million of new debt securities with an annual yield of 5.17%. Additionally, the Company undertook full repayment of $60 million of borrowings under the Federal Reserve Bank Term Funding Program ($40 million in December 2024 and $20 million in January 2025). The Company also completed an underwritten public offering and sale of 1,150,000 shares of its common stock at $26.00 per share, resulting in net proceeds to the Company of approximately $28 million in December 2024 in connection with these repositioning activities.

DEPOSITS

The Bank provides a full range of deposit products to its retail, business and municipal customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2024, the Bank did not have any brokered deposits obtained through internet listing services. As of December 31, 2024, broker deposits that were secured through Cede & Co totaled $20.0 million. The Bank participates in the Jumbo CD ($250,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include IntraFi CDARS and ICS, cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, Zelle and Automated Clearing House (ACH) activity. The Bank operates thirty automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at www.wayne.bank. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2024		2023
	Average		Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$393,616	—%	$418,631	—%
Interest-bearing demand	279,231	2.25	228,909	1.13
Money Market	196,875	2.15	237,421	1.37
Savings	220,190	0.32	248,629	0.15
Time	744,895	4.18	610,725	3.25

Total	$1,834,807		$1,744,315

As of December 31, 2024 and 2023, the total of uninsured deposits of the Company was $698,357,000 and $644,486,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

As of December 31, 2024, the total of U.S. time deposits in excess of the Federal Deposit Insurance Corporation insurance limits were $272,968,000. Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers with maturities are generally less than one year. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

The following table indicates the amount of time deposits that are uninsured by time remaining until maturity as of December 31, 2024:

Amount
(in thousands)

Three months or less	$63,145
Over 3 through 6 months	115,304
Over 6 months through 12 months	84,683
Over 12 months	9,836
$272,968

Total deposits as of December 31, 2024, were $1.859 billion, an increase of $64.0 million from December 31, 2023. Non-maturity interest-bearing deposits increased $23.7 million in 2024, while non-interest bearing demand deposits decreased $18.1 million. Time deposits increased $58.4 million during 2024 primarily as a result of higher market interest rates.

As of December 31, 2024, non-interest bearing demand deposits totaled $381.5 million compared to $399.5 million at December 31, 2023. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $36.3 million at December 31, 2024 compared to $54.1 million as of December 31, 2023. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

RESULTS OF OPERATIONS

Summary

Net loss for the Company for the year ended December 31, 2024 was $160,000, compared to the net income of $16,759,000 earned in the year ended December 31, 2023. Losses per share on a fully diluted basis were $0.02 for 2024 compared to earnings per share on fully diluted basis of $2.07 in 2023. The return on average assets for the year ended December 31, 2024, was (0.01)%, and the return on average equity was (0.09)%, compared to 0.79% and 9.67%, respectively, for the year ended December 31, 2023. Net interest income increased $124,000 for the year ended December 31, 2024.

For the year ended December 31, 2024, fully taxable equivalent (“fte”) net interest income totaled $63,010,000, an increase of $194,000 from the year ended December 31, 2023 total. Average loans outstanding increased $80.5 million in 2024, which contributed to an increase in interest income (fte) of $14.3 million. During the year ended December 31, 2024, average interest-bearing deposits increased $115.5 million, which contributed to an increase in interest expense of $16.3 million. The cost of borrowed funds increased $611,000 in 2024, compared to the prior year due to an increase in borrowings. During the year ended December 31, 2024, the resulting net interest spread (fte) decreased to 2.17% compared to 2.47% at December 31, 2023, as a 0.56% increase in the yield earned was offset by a 0.86% increase in the cost of funds.

Total other income was a loss of $11,151,000 for the year ended December 31, 2024, compared to income of $8,124,000 in the prior year, a decrease of $19,275,000. Net realized losses on sales of securities increased $19,753,000 to $19,962,000 during the year ended December 31, 2024, primarily as a result of the repositioning of the securities portfolio in December 2024, while gains on the sale of foreclosed real estate owned and gains on sale of loans increased $84,000 in aggregate. Earnings and proceeds on life insurance policies increased $44,000 in 2024 compared to 2023, while all other items of other income increased $350,000, net, in 2024.

During the year ended December 31 ,2024, other expenses were $48,625,000, compared to $43,497,000 for the same period in 2023, an increase of $5,128,000. Salaries and benefits costs increased $1,453,000 in 2024, while data processing costs increased $1,178,000. Professional fees increased $497,000. All other operating expenses increased $2,000,000, net, in 2024. Income tax benefit for the 2024 year totaled $98,000, compared to income tax expense of $4,387,000 from the 2023 year ended. The effective tax rate in 2024 was 38.0% compared to 20.7% in 2023.

The following table sets forth changes in net income (loss) (in thousands):

Net income 2023	$16,759
Net interest income	124
Provision for credit losses	2,875
Net gains on sales of loans and securities	(19,621)
Net gains on sales of foreclosed real estate	(48)
Other income	394
Salaries and employee benefits	(1,453)
Occupancy, furniture and equipment	34
Data processing and related operations	(1,178)
Advertising	(300)
FDIC insurance assessment	(359)
Indirect dealer fees	(426)
Shares tax expense	(49)
Other expenses	(1,397)
Income tax expense	4,485
Net loss 2024	$(160)

NET INTEREST INCOME

Net interest income (fte) totaled $63,010,000 for the year ended December 31, 2024 compared to $62,816,000 for 2023, an increase of $194,000. The resulting fte net interest spread and net interest margin were 2.17% and 2.91%, respectively, in 2024 compared to 2.47% and 3.06%, respectively, in 2023.

Interest income (fte) for the year ended December 31, 2024 totaled $113,399,000 compared to $96,289,000 in 2023. The fte yield on average earning assets was 5.24%, increasing 56 basis points from the 4.68% reported last year. The tax-equivalent yield on total loans was 6.06% in 2024, increasing from 5.46% in 2023, while average loans outstanding increased $80.5 million, resulting in an increase in interest income (fte) from loans of $14.3 million. The yield on securities increased 17 basis points in 2024 due primarily to higher yields on new securities purchased during the year ended December 31, 2024. During the year ended December 31, 2024, while average securities outstanding decreased $14.1 million, interest income (fte) from securities outstanding, increased $486,000 from the year ended December 31, 2023.

Interest expense was $50,389,000 for the year ended December 31, 2024, which resulted in an average cost of interest-bearing liabilities of 3.07% compared to total interest expense of $33,473,000 during the year ended December 31, 2023, with an average cost of 2.21%. Total interest-bearing deposits cost was 2.94% for the year ended December 31, 2024, which was an increase of 98 basis points over the 2023 fiscal year ended. The increase in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in an increase in the interest rate paid from 3.25% in 2023 to 4.18% in 2024, along with an increase in the interest-bearing demand and money market from 1.25% in 2023 to 2.21% in 2024.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $2,673,000 in 2024 compared to $5,548,000 in 2023. Net charge-offs for the year ended December 31, 2024 decreased to $1,671,000 from net charge-offs of $6,078,000 for the year ended December 31, 2023.

The Company makes provisions for, or releases of, credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis.

OTHER INCOME

Total other income was a loss of $11,151,000 for the year ended December 31, 2024, compared to income of $8,124,000 for the year ended December 31, 2023, a decrease of $19,275,000. Net realized losses on sales of securities increased $19,753,000 to $19,962,000 during the year ended December 31, 2024, primarily as a result of the repositioning of the securities portfolio in December 2024. The increase in losses on sales of securities was partially offset by an increase of $145,000 in loan related service fees, an increase in gains on sale of loans of $132,000, and an increase in commission on mutual funds and annuities of $111,000. All other items of other income increased $90,000 during the year ended December 31, 2024.

Other Income (dollars in thousands)

For the year ended December 31

The following table shows total other income:

	2024	2023
Service charges and fees	$5,959	$5,613
Income from fiduciary activities	943	898
Net realized (losses) gains on sales of securities	(19,962)	(209)
Net gain on sale of loans	195	63
Net gain on sale of foreclosed real estate owned	32	80
Earnings and proceeds on life insurance policies	1,056	1,012
Other	626	667
Total	$(11,151)	$8,124

OTHER EXPENSES

Other expenses totaled $48,625,000 for the year ended December 31, 2024, compared to $43,497,000 in the 2023 fiscal year. For the year ended December 31, 2024, salaries and employee benefits increased $1,453,000 to $25,018,000, while data processing costs increased $1,178,000 million to $4,520,000, as compared to the year ended December 31, 2023. Professional fees increased

$497,000 to $2,173,000 during the year ended December 31, 2024, compared to $1,676,000 for the year ended December 31, 2023. During the year ended December 31, 2024, all other operating expenses increased $2,000,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income excluding losses on securities sales was 68.5% in 2024 compared to 62.1% in 2023. Please see “Non-GAAP Financial Measures” later in this discussion for more information on this Non-GAAP Financial Measure.

Other Expenses (dollars in thousands)

For the year ended December 31

The following table shows total other expenses:

	2024	2023
Salaries	$15,447	$14,514
Employee benefits	9,571	9,051
Occupancy	3,928	3,864
Furniture and equipment	1,121	1,219
Data processing and related operations	4,520	3,342
Federal Deposit Insurance Corporation insurance assessment	1,344	985
Advertising	930	630
Professional fees	2,173	1,676
Postage and telephone	1,090	981
Taxes, other than income	615	566
Foreclosed real estate	54	129
Amortization of intangible assets	69	85
Other	7,763	6,455
Total	$48,625	$43,497

INCOME TAXES

Income tax benefit for the year ended December 31, 2024 totaled $98,000, which resulted in an effective tax rate of 38.0%, compared to an income tax expense of $4,387,000 and 20.7% for 2023.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2024, was $213.5 million, compared to $181.1 million as of December 31, 2023. The increase in stockholders’ equity was primarily due to the receipt of approximately $28.1 million in net proceeds from the Offering, partially offset by $10.2 million in cash dividends declared. The repositioning of the Company’s Available-for-Sale securities portfolio during the year ended December 31, 2024, impacted the fair value of the portfolio, and contributed to $14.2 million increase in accumulated other comprehensive income. As of December 31, 2024 the Company had a leverage capital ratio of 9.36%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 12.35%, and a total risk-based capital ratio of 13.45%, compared to 9.00%, 11.99% and 13.06%, respectively, at December 31, 2023.

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

The following table reconciles net interest income to net interest income on a fully taxable-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2024	2023
Net interest income	$62,191	$62,067
Tax-equivalent basis adjustment
using a 21% marginal tax rate	819	749
Net interest income on a fully
taxable equivalent basis	$63,010	$62,816

The following table provides a reconciliation between certain GAAP financial measures (net interest income and other expense) and the related non-GAAP measures to derive the efficiency ratio measure:

(dollars in thousands)	Years ended December 31,
	2024	2023
Net interest income	$62,191	$62,067
Other income	(11,151)	8,124
Add back net realized (losses) gains on sales of securities	(19,962)	209

Total adjusted revenue	$71,002	$69,982

Other Expenses	$48,625	$43,497

Efficiency ratio	68.48%	62.15%

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2024			2023
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(1)	(2)	(1)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$51,433	$2,768	5.38%	$7,537	$409	5.43%
Securities available for sale:
Taxable	400,050	8,948	2.24	411,633	8,390	2.04
Tax-exempt (1)	68,041	1,868	2.75	70,598	1,940	2.75
Total securities available for sale	468,091	10,816	2.31	482,231	10,330	2.14
Loans receivable (1)(3)(4)	1,646,128	99,815	6.06	1,565,665	85,550	5.46
Total interest-earning assets	2,165,652	113,399	5.24	2,055,433	96,289	4.68
Noninterest earning assets:
Cash and due from banks	26,629			26,633
Allowance for credit losses	(18,450)			(18,122)
Other assets	76,340			64,626
Total noninterest earning assets	84,519			73,137
TOTAL ASSETS	$2,250,171			$2,128,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$476,106	10,506	2.21	$466,329	5,824	1.25
Savings	220,190	711	0.32	248,629	378	0.15
Time	744,895	31,117	4.18	610,726	19,827	3.25
Total interest-bearing deposits	1,441,191	42,334	2.94	1,325,684	26,029	1.96
Short-term borrowings	54,867	1,363	2.48	93,455	3,048	3.26
Other borrowings	146,195	6,692	4.58	94,931	4,396	4.63
Total interest-bearing liabilities	1,642,253	50,389	3.07	1,514,070	33,473	2.21
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	393,616			418,631
Other liabilities	28,350			22,595
Total noninterest-bearing liabilities	421,966			441,226
Stockholders’ equity	185,952			173,274
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,250,171			$2,128,570

Net Interest Income/spread
(tax equivalent basis)		63,010	2.17%		62,816	2.47%
Tax-equivalent basis adjustment		(819)			(749)
Net Interest Income		$62,191			$62,067
Net interest margin
(tax equivalent basis)			2.91%			3.06%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2024 compared to 2023
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$2,385	$(26)	$2,359
Securities available for sale:
Taxable	(255)	813	558
Tax-exempt securities	(72)	—	(72)
Total securities available for sale	(327)	813	486
Loans receivable	4,715	9,550	14,265
Total interest-earning assets	6,773	10,337	17,110

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	211	4,471	4,682
Savings	(81)	414	333
Time	5,051	6,239	11,290
Total interest-bearing deposits	5,181	11,124	16,305
Short-term borrowings	(1,164)	(521)	(1,685)
Other borrowings	2,368	(72)	2,296
Total interest-bearing liabilities	6,385	10,531	16,916

Net interest income (tax-equivalent basis)	$388	$(194)	$194

Changes in net interest income that could not be specifically identified as either a rate or volume change were allocated proportionately to changes in volume and changes in rate.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

ASSET /LIABILITY MANAGEMENT

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

Changes in interest rates affect the value of our interest-earning assets and, in particular, our securities portfolio. Generally, the value of securities fluctuates inversely with changes in interest rates. Increases in interest rates could result in decreases in the market value of interest-earning assets, which could adversely affect our stockholders' equity and results of operations if sold. We are also subject to reinvestment risk associated with changes in interest rates. Changes in market interest rates also could affect the type (fixed-rate or adjustable-rate) and amount of loans we originate and the average life of loans and securities, which can impact the yields earned on our loans and securities. In periods of decreasing interest rates, the average life of loans and securities we hold may be shortened to the extent increased prepayment activity occurs during such periods which, in turn, may result in the investment of funds from such prepayments in lower yielding assets. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may result in decreasing loan prepayments with respect to fixed rate loans (and therefore an increase in the average life of such loans), may result in a decrease in loan demand, and may make it more difficult for borrowers to repay adjustable rate loans.

We utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 through 300-basis point upward and 100 through 200 basis point downward shifts in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. Since the fourth quarter of 2023 the U.S. Treasury yield curve has transitioned from being inverted to a more normalized positive slope. During the twelve months ended December 31, 2024, the yield on U.S. Treasury 5-year notes increased 54 basis points from 3.84% to 4.38%, while the yield on 3-month Treasury bills decreased 103 basis points from 5.40% to 4.37%. The 3-month/5-year Treasury spread increased from a negative 156 basis points at December 31, 2023 to a positive 1 basis point at December 31, 2024. A continued increase in the spread between short-term and long-term rates would be beneficial for the Company’s net interest margin. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further lowering short-term rates.

The following table reflects our net interest income sensitivity analysis at December 31,2024 and December 31, 2023 (dollars in thousands):

	December 31, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,364)	-7.9%	(4,164)	-4.5%
+200	(4,131)	-5.1%	(2,500)	-2.7%
+100	(1,963)	-2.4%	(1,043)	-1.1%
Static	-	0.0%	-	0.0%
(100)	1,438	1.8%	(380)	-0.4%
(200)	1,441	1.8%	(4,472)	-4.8%

	December 31, 2023
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(4,363)	-6.8%	(3,847)	-5.1%
+200	(2,788)	-4.4%	(2,371)	-3.1%
+100	(1,310)	-2.0%	(1,049)	-1.4%
Static	-	0.0%	-	0.0%
(100)	931	1.5%	169	0.2%
(200)	1,166	1.8%	(1,420)	-1.9%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 5.1% in year 1 and decrease net interest income by 2.7% in year 2. Our balance sheet sensitivity to such a move in interest rates at December

31, 2024 increased as compared to December 31, 2023 (which was a decrease of 4.4% in net interest income over a twelve-month period). This decrease is the result of a higher portion of our liabilities repricing higher.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio remained steady at 5.5 years at December 31, 2023 and December 31, 2024.

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

As of December 31, 2024, the Company had cash and cash equivalents of $72.3 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, at December 31, 2024, the Company had securities available for sale of $397.8 million, which could be used for liquidity needs. This results in the Company having total liquidity at December 31, 2024 of $470.1 million, or 20.3% of total assets as, of December 31, 2024, compared to total liquidity of $472.4 million, or 21.5% of total assets as of December 31, 2023. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity is adequate.

The Company maintains established lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $192.0 million, which consists of $25.0 million with the Federal Reserve Bank, $150.0 million with the Federal Home Loan Bank of Pittsburgh, $7.0 million with the Atlantic Community Bankers Bank, and $10.0 million with PNC Bank. As of December 31, 2024 and December 31, 2023, there was $178.5 million and $124.2 million outstanding respectively. The maximum borrowing capacity from FHLB at December 31, 2024 was $654.8 million. As of December 31, 2024, the Company had $20.0 million of term borrowings from the Federal Reserve Bank under the Bank Term Funding Program, and $158.5 million in borrowings from the FHLB, compared to $30.0 and $114.2 million, respectively, at December 31, 2023. Outstanding Letters of Credit to secure public funds totaled $147.0 million and $136.6 million at December 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING TO THESTOCKHOLDERS OF NORWOOD FINANCIAL CORP

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

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

Our independent registered public accounting firm, S.R. Snodgrass, P.C., also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. S.R. Snodgrass, P.C.’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."

/s/ James O. Donnelly	/s/ John M. McCaffery

James O. Donnelly	John M. McCaffery
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of (loss) income, comprehensive income, stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.7 billion as of December 31, 2024, and the associated ACL was $19.8 million. As discussed in Note 4 to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience and ability of management, volume and severity of problem credits, quality of the loan review system, and concentrations of credit.

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

Conshohocken, Pennsylvania

March 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Norwood Financial Corp. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023; and the related consolidated statements of (loss) income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, of the Company; and our report dated March 14, 2025, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Conshohocken, Pennsylvania

March 14, 2025

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$27,562	$28,533
Interest-bearing deposits with banks	44,777	37,587

Cash and cash equivalents	72,339	66,120

Securities available for sale	397,846	406,259
Loans receivable (net of allowance for credit losses 2024: $19,843; 2023: $18,968)	1,693,795	1,584,650
Regulatory stock, at cost	13,366	7,318
Premises and equipment, net	19,657	17,838
Bank owned life insurance	46,657	46,439
Accrued interest receivable	8,466	8,123
Foreclosed real estate owned	—	97
Deferred tax assets, net	17,696	21,353
Goodwill	29,266	29,266
Other intangibles	152	221
Other assets	18,222	13,395

Total Assets	$2,317,462	$2,201,079

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$381,479	$399,545
Interest-bearing demand	316,283	253,133
Money market deposit accounts	183,570	206,928
Savings	210,312	226,444
Time	767,519	709,109

Total Deposits	1,859,163	1,795,159

Short-term borrowings	113,069	74,076
Other borrowings	101,793	124,236
Accrued interest payable	12,615	10,510
Other liabilities	17,314	16,028

Total Liabilities	2,103,954	2,020,009

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized: 5,000,000 shares, issued: none	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2024: 9,487,068 shares; 2023: 8,310,847 shares	949	831
Surplus	98,513	97,700
Retained earnings	152,964	135,284
Treasury stock at cost: 2024: 214,161 shares; 2023: 200,690 shares	(5,797)	(5,397)
Accumulated other comprehensive loss	(33,121)	(47,348)

Total Stockholders' Equity	213,508	181,070

Total Liabilities and Stockholders' Equity	$2,317,462	$2,201,079

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
	2024	2023
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$99,388	$85,209
Securities
Taxable	8,948	8,389
Tax exempt	1,476	1,533
Interest-bearing deposits with banks	2,768	409
Total Interest Income	112,580	95,540

INTEREST EXPENSE
Deposits	42,334	26,029
Short-term borrowings	1,363	3,048
Other borrowings	6,692	4,396
Total Interest Expense	50,389	33,473

Net Interest Income	62,191	62,067
PROVISION FOR CREDIT LOSSES	2,673	5,548
Net Interest Income After
Provision for Credit Losses	59,518	56,519

OTHER INCOME
Service charges and fees	5,959	5,613
Income from fiduciary activities	943	898
Net realized (losses) gains on sales of securities	(19,962)	(209)
Net gain on sale of loans	195	63
Net gain on sale of foreclosed real estate owned	32	80
Earnings and proceeds on life insurance policies	1,056	1,012
Other	626	667
Total Other Income	(11,151)	8,124

OTHER EXPENSES
Salaries and employee benefits	25,018	23,565
Occupancy	3,928	3,864
Furniture and equipment	1,121	1,219
Data processing and related operations	4,520	3,342
Federal Deposit Insurance Corporation insurance assessment	1,344	985
Advertising	930	630
Professional fees	2,173	1,676
Postage and telephone	1,090	981
Taxes, other than income	615	566
Foreclosed real estate	54	129
Amortization of intangible assets	69	85
Other	7,763	6,455
Total Other Expenses	48,625	43,497

(Loss) income before Income Taxes	(258)	21,146
INCOME TAX (BENEFIT) EXPENSE	(98)	4,387
Net (loss) income	$(160)	$16,759
(LOSS) EARNINGS PER SHARE
BASIC	$(0.02)	$2.08
DILUTED	$(0.02)	$2.07

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2024	2023
NET (LOSS) INCOME	$(160)	$16,759

Other comprehensive income:
Unrealized (loss) gain on pension liability	(105)	(106)
Tax Effect	22	22
Investment securities available for sale:
Unrealized holding (loss) gain	(1,847)	12,561
Tax Effect	387	(2,637)
Reclassification of losses from sale of securities	19,962	209
Tax Effect	(4,192)	(44)
Other comprehensive income	14,227	10,005

COMPREHENSIVE INCOME	$14,067	$26,764

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2024 and 2023
			(In Thousands, Except Share and Per Share Data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2022	8,291,401	$829	$96,897	$130,020	124,650	$(3,308)	$(57,353)	$167,085
Net Income	—	—	—	16,759	—	—	—	16,759
Other comprehensive income	—	—	—	—	—	—	10,005	10,005
Cash dividends declared ($1.17 per share)	—	—	—	(9,484)	—	—	—	(9,484)
Acquisition of treasury stock	—	—	—	—	114,254	(3,100)	—	(3,100)
Cumulative effect of adoption of ASU 2016-13	—	—	—	(2,011)	—	—	—	(2,011)
Stock options exercised	—	—	(129)	—	(38,000)	1,015	—	886
Sale of treasury stock for ESOP	—	—	18	—	(3,064)	82	—	100
Compensation expense related to stock options	—	—	401	—	—	—	—	401
Restricted stock awards	19,446	2	513	—	2,850	(86)	—	429
BALANCE - DECEMBER 31, 2023	8,310,847	831	97,700	135,284	200,690	(5,397)	(47,348)	181,070
Net Loss	—	—	—	(160)	—	—	—	(160)
Other comprehensive income	—	—	—	—	—	—	14,227	14,227
Common stock issuance, net of issuance cost	1,150,000	115	—	28,001	—	—	—	28,116
Cash dividends declared ($1.21 per share)	—	—	—	(10,161)	—	—	—	(10,161)
Acquisition of treasury stock	—	—	—	—	25,172	(703)	—	(703)
Director retainer stock	1,044	—	29	—	—	—	—	29
Stock options exercised	—	—	(65)	—	(12,375)	334	—	269
Sale of treasury stock for ESOP	—	—	1	—	(3,676)	99	—	100
Compensation expense related to stock options	—	—	346	—	—	—	—	346
Restricted stock awards	25,177	3	502	—	4,350	(130)	—	375
BALANCE - DECEMBER 31, 2024	9,487,068	$949	$98,513	$152,964	214,161	$(5,797)	$(33,121)	$213,508

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(160)	$16,759
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	2,673	5,548
Depreciation	1,308	1,375
Amortization of intangible assets	69	85
Deferred income taxes	(125)	583
Net amortization of securities premiums and discounts	590	841
Net realized loss on sales of securities	19,962	209
Earnings and proceeds on life insurance policies	(1,056)	(1,012)
(Loss) gain on sales of fixed assets and foreclosed real estate owned	(32)	96
Net amortization of loan fees	653	602
Net gain on sale of loans	(195)	(63)
Mortgage loans originated for sale	(9,257)	(4,973)
Proceeds from sale of loans originated for sale	9,452	5,036
Compensation expense related to stock options	346	401
Compensation expense related to restricted stock	375	429
Increase in accrued interest receivable	(343)	(1,206)
Increase in accrued interest payable	2,105	7,857
Other, net	(3,558)	(2,743)
Net Cash Provided by Operating Activities	22,807	29,824

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	155,372	3,345
Proceeds from maturities and principal reductions on mortgage-backed securities	58,652	33,712
Purchases	(208,050)	(12,668)
Purchase of regulatory stock	(19,160)	(16,528)
Redemption of regulatory stock	13,112	14,628
Net increase in loans	(112,951)	(136,245)
Proceeds from bank-owned life insurance	838	437
Purchase of bank-owned life insurance	—	(2,500)
Purchase of premises and equipment	(3,127)	(1,412)
Proceeds from sales of foreclosed real estate owned	109	662
Proceeds from sales of bank premises and fixed assets	—	1
Net Cash Used for Investing Activities	(115,205)	(116,568)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	64,004	67,432
Net increase (decrease) in short-term borrowings	38,993	(19,139)
Repayments of other borrowings	(82,444)	(70,764)
Proceeds from other borrowings	60,001	155,000
Stock options exercised	269	886
Sale of treasury stock for ESOP	100	100
Acquisition of treasury stock	(703)	(3,100)
Common stock issuance	28,116	—
Cash dividends paid	(9,719)	(9,417)

Net Cash Provided by Financing Activities	98,617	120,998
Net Increase in Cash and Cash Equivalents	6,219	34,254

CASH AND CASH EQUIVALENTS - BEGINNING	66,120	31,866
CASH AND CASH EQUIVALENTS - ENDING	$72,339	$66,120

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2024	2023
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$48,284	$25,616
Income taxes paid, net of refunds	$2,617	$4,936
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$1,939	$2,103
Dividends payable	$2,875	$2,433
Impact of adopting ASC 326	$-	$2,466

Right of use for operating leases	$417	$-
Lease liability for operating leases	$418	$-

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through the date of issuance of these consolidated financial statements.

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

Accrued interest receivable on available-for-sale debt securities totaled $2,091,000 at December 31, 2024 and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Regulatory Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no credit loss is necessary related to FHLB stock as of December 31, 2024.

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is a valuation reserve established and maintained by charges against income and is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans.  Loans, or portions thereof, are charged off against the ACL when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company’s loan portfolio is segmented by loan types that have similar risk characteristics and behave similarly during economic cycles.

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

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Bank estimates expected credit losses over the contractual period in which the Bank is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Bank. The allowance for credit losses on off-balance sheet credit exposures is adjusted through the provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Purchased Credit Deteriorated (“PCD”) Loans

The Bank has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. A loan is considered a PCD loan if, at acquisition, it is probable that the Company will be unable to collect all contractually required payments receivable. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through the provision for credit losses.

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2024 and 2023, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2024 and 2023, were $199,000 and $188,000, respectively.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2024 and 2023, foreclosed real estate owned totaled $0 and $97,000, respectively. As of December 31, 2024, the Company has initiated formal foreclosure proceedings on 10 consumer residential mortgage loans with an outstanding balance of $492,000.

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

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. The company had a qualitative assessment of goodwill completed as of May 31, 2024. No impairment was recognized for the years ended December 31, 2024 and 2023.

Other Intangible Assets

At December 31, 2024, the Company had other intangible assets of $152,000, which is net of accumulated amortization of $1,602,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2023, the Company had other intangible assets of $221,000, which was net of accumulated amortization of $1,533,000. Amortization expense related to other intangible assets was $69,000 and $85,000 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2025	$54
2026	38
2027	26
2028	19
2029	11
Thereafter	4
$152

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2024 or 2023, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

Restricted Stock

The Company recognizes compensation cost related to restricted stock based on the market price of the stock at the grant date over the vesting period. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted stock under the Company’s 2024 Equity Incentive Plan. The Company recognizes compensation expense for the fair value of the restricted stock on a straight-line basis over the requisite service period for the entire award.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$453	$428
ATM Fees	424	446
Overdraft Fees	1,422	1,344
Safe deposit box rental	88	92
Loan related service fees	690	584
Debit card	2,314	2,301
Fiduciary activities	943	898
Commissions on mutual funds & annuities	407	296
Gain on sales of other real estate owned	32	80
Other income	626	667
Noninterest Income (in-scope of Topic 606)	7,399	7,136
Out-of-scope of Topic 606:
Net realized (losses) gains on sales of securities	(19,962)	(209)
Loan servicing fees	161	122
Gain on sales of loans	195	63
Earnings on and proceeds from bank-owned life insurance	1,056	1,012
Noninterest Income (out-of-scope of Topic 606)	(18,550)	988
Total Noninterest Income	$(11,151)	$8,124

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

Accounting Pronouncements Recently Adopted

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU permit reporting entities to elect to account for their tax equity investments regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. For public business entities, the ASU was effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. ASU 2023-02 became effective for us in 2024 and did not have a significant impact on our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 became effective for our annual financial statements in 2024 (See Note 18- Operating Segments) and will be effective for interim periods within fiscal 2025.

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual period beginning after December 15, 2024. The adoption of ASU 2023-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. This ASU requires disclosure in the notes to financial statements of specified information about certain costs and expenses. Specific disclosures are required for (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil and gas producing activities. The amendments in this Update do not change or remove current expense disclosure requirements. However, the amendments affect where this information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. The amendments in ASU 2024-03 apply only to public business entities and are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$19,623	$12	$(37)	$—	$19,598
U.S. Government agencies	11,998	—	(634)	—	11,364
States and political subdivisions	106,677	—	(19,403)	—	87,274
Mortgage-backed securities-
government sponsored entities	301,992	115	(22,497)	—	279,610
Total debt securities	$440,290	$127	$(42,571)	$—	$397,846

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$55,968	$14	$(2,382)	$—	$53,600
U.S. Government agencies	18,486	—	(2,490)	—	15,996
States and political subdivisions	151,764	—	(22,285)	—	129,479
Mortgage-backed securities-
government sponsored entities	240,600	—	(33,416)	—	207,184
Total debt securities	$466,818	$14	$(60,573)	$—	406,259

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$9,961	$(37)	$9,961	$(37)
U.S. Government agencies	6,988	(10)	4,376	(624)	11,364	(634)
States and political subdivisions	1,164	(21)	85,620	(19,382)	86,784	(19,403)
Mortgage-backed securities-government sponsored entities	177,674	(1,313)	94,237	(21,184)	271,911	(22,497)
	$185,826	$(1,344)	$194,194	$(41,227)	$380,020	$(42,571)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$40,833	$(2,382)	$40,833	$(2,382)
U.S. Government agencies	—	—	15,996	(2,490)	15,996	(2,490)
States and political subdivisions	2,261	(12)	125,452	(22,273)	127,713	(22,285)
Mortgage-backed securities-government sponsored entities	—	—	207,184	(33,416)	207,184	(33,416)
	$2,261	$(12)	$389,465	$(60,561)	$391,726	$(60,573)

The Company has 27 debt securities in the less than twelve month category and 188 debt securities in the twelve months or more category as of December 31, 2024. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the years ended December 31, 2024 and 2023. In December 2024, the Company did decide to sell a portion of the securities portfolio in order to take advantage of higher yields that could be attained on reinvesting those bonds. The goal was to increase the overall portfolio yield and thus increase net income for the Company.

The amortized cost and fair value of debt securities as of December 31, 2024 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$19,623	$19,598
Due after one year through five years	6,468	6,274
Due after five years through ten years	65,398	53,363
Due after ten years	46,809	39,001
	138,298	118,236

Mortgage-backed securities - government sponsored entities	301,992	279,610
	$440,290	$397,846

Gross realized gains and gross realized losses on sales of securities available for sale were $0 and $19,962,000, respectively, in 2024, compared to $4,000 and $213,000, respectively, in 2023. The proceeds from the sales of securities totaled $155,372,000 and $3,345,000 for the years ended December 31, 2024 and 2023, respectively.

Securities with a carrying value of $308,777,000 and $344,204,000 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2024		December 31, 2023
Real Estate:
Residential	$330,856	19.3%	$316,546	19.7%
Commercial	716,875	41.8	675,156	42.1
Agricultural	63,488	3.7	63,859	4.0
Construction	53,020	3.1	51,453	3.2
Commercial loans	211,991	12.4	200,576	12.5
Other agricultural loans	30,077	1.7	31,966	2.0
Consumer loans to individuals	307,775	18.0	264,321	16.5
Total loans	1,714,082	100.0%	1,603,877	100.0%

Deferred fees, net	(444)		(259)
Total loans receivable	1,713,638		1,603,618
Allowance for credit losses	(19,843)		(18,968)
Net loans receivable	$1,693,795		$1,584,650

As of December 31, 2024 and 2023, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2024, the highest concentrations are in commercial rentals and the residential rentals category, with loans outstanding of $156.2 million, or 9.1% of loans outstanding, to commercial rentals, and $114.7 million, or 6.7% of loans outstanding, to residential rentals. For the year ended December 31, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. For the year ended December 31, 2023, the Company recognized charge offs of $6,000 on commercial rentals and $44,000 on residential rentals.

During 2024, the Company sold residential mortgage loans totaling $9,257,000. During 2023, the Company sold residential mortgage loans totaling $4,973,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $195,000 and $0, respectively, in 2024 and $63,000 and $0, respectively, in 2023. The proceeds from the sales of residential mortgage loans totaled $9,452,000 and $5,036,000 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the outstanding value of loans serviced for others totaled $63.9 million and $59.2 million, respectively

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss under ASC 326:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2024
Individually evaluated	$940	$7,197	$—	$—	$854	$—	$1,031	$10,022
Collectively evaluated	329,916	709,678	63,488	53,020	211,137	30,077	306,744	1,704,060
Total Loans	$330,856	$716,875	$63,488	$53,020	$211,991	$30,077	$307,775	$1,714,082

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2023
Individually evaluated	$432	$2,211	$—	$—	$4,264	$—	$715	$7,622
Collectively evaluated	316,114	672,945	63,859	51,453	196,312	31,966	263,606	1,596,255
Total Loans	$316,546	$675,156	$63,859	$51,453	$200,576	$31,966	$264,321	$1,603,877

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

Based on the most recent analysis performed, the following tables present the recorded investment in non-homogenous pools by internal risk rating systems, under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,773	$74,242	$121,881	$104,720	$60,941	$217,435	$20,829	$-	$702,821
Special Mention	5	-	262	-	-	2,148	-	-	2,415
Substandard	135	-	-	2,461	1,405	7,238	400	-	11,639
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,913	$74,242	$122,143	$107,181	$62,346	$226,821	$21,229	$-	$716,875

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$6,257	$3,756	$12,036	$3,960	$7,148	$29,038	$336	$-	$62,531
Special Mention	-	-	-	-	-	773	150	-	923
Substandard	-	-	-	-	-	-	34	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,257	$3,756	$12,036	$3,960	$7,148	$29,811	$520	$-	$63,488

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$57,939	$34,088	$29,465	$19,163	$10,233	$15,042	$42,906	$-	$208,836
Special Mention	-	-	25	-	-	106	14	-	145
Substandard	-	277	429	711	-	743	850	-	3,010
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,939	$34,365	$29,919	$19,874	$10,233	$15,891	$43,770	$-	$211,991

Commercial loans
Current period gross charge-offs	$-	$11	$-	$-	$8	$51	$30	$-	$100

Other agricultural loans
Risk Rating
Pass	$4,358	$1,836	$3,721	$2,379	$2,134	$4,353	$9,697	$-	$28,478
Special Mention	-	-	-	-	-	127	-	-	127
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,358	$1,836	$3,721	$2,379	$2,134	$4,480	$11,169	$-	$30,077

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,327	$113,922	$167,103	$130,222	$80,456	$265,868	$73,768	$-	$1,002,666
Special Mention	5	-	287	-	-	3,154	164	-	3,610
Substandard	135	277	429	3,172	1,405	7,981	2,756	-	16,155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$171,467	$114,199	$167,819	$133,394	$81,861	$277,003	$76,688	$-	$1,022,431

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$78,496	$131,948	$112,102	$65,949	$72,480	$186,116	$13,332	$-	$660,423
Special Mention	1,300	411	243	1,331	-	6,157	1,579	-	11,021
Substandard	-	-	-	1,444	36	2,232	-	-	3,712
Doubtful	-	-	-	-	-	-	-	-	-
Total	$79,796	$132,359	$112,345	$68,724	$72,516	$194,505	$14,911	$-	$675,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$112	$42	$-	$-	$154

Real Estate - Agriculture
Risk Rating
Pass	$2,635	$12,509	$5,433	$7,606	$7,746	$24,654	$522	$-	$61,105
Special Mention	-	-	-	-	399	490	150	-	1,039
Substandard	-	508	-	1,018	-	189	-	-	1,715
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,635	$13,017	$5,433	$8,624	$8,145	$25,333	$672	$-	$63,859

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$48,571	$41,863	$24,443	$13,752	$9,914	$15,384	$38,644	$-	$192,571
Special Mention	553	1,412	257	134	20	188	768	-	3,332
Substandard	-	126	342	656	-	49	3,500	-	4,673
Doubtful	-	-	-	-	-	-	-	-	-
Total	$49,124	$43,401	$25,042	$14,542	$9,934	$15,621	$42,912	$-	$200,576

Commercial loans
Current period gross charge-offs	$-	$32	$24	$4,856	$-	$41	$-	$-	$4,953

Other agricultural loans
Risk Rating
Pass	$2,670	$5,286	$3,251	$2,912	$2,373	$3,836	$11,091	$-	$31,419
Special Mention	-	-	2	185	86	-	155	-	428
Substandard	-	-	-	-	119	-	-	-	119
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,670	$5,286	$3,253	$3,097	$2,578	$3,836	$11,246	$-	$31,966

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$132,372	$191,606	$145,229	$90,219	$92,513	$229,990	$63,589	$-	$945,518
Special Mention	1,853	1,823	502	1,650	505	6,835	2,652	-	15,820
Substandard	-	634	342	3,118	155	2,470	3,500	-	10,219
Doubtful	-	-	-	-	-	-	-	-	-
Total	$134,225	$194,063	$146,073	$94,987	$93,173	$239,295	$69,741	$-	$971,557

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following tables present the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$22,842	$41,384	$60,194	$52,712	$32,161	$89,965	$30,658	$-	$329,916
Nonperforming	-	125	52	184	-	560	19	-	940
Total	$22,842	$41,509	$60,246	$52,896	$32,161	$90,525	$30,677	$-	$330,856

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$125,254	$93,392	$52,009	$15,679	$8,316	$11,207	$887	$-	$306,744
Nonperforming	97	401	377	114	26	16	-	-	1,031
Total	$125,351	$93,793	$52,386	$15,793	$8,342	$11,223	$887	$-	$307,775

Consumer loans to individuals
Current period gross charge-offs	$123	$511	$850	$203	$87	$75	$-	$-	$1,849

Total
Payment Performance
Performing	$176,913	$147,762	$121,227	$68,822	$40,477	$101,316	$33,163	$-	$689,680
Nonperforming	97	526	429	298	26	576	19	-	1,971
Total	$177,010	$148,288	$121,656	$69,120	$40,503	$101,892	$33,182	$-	$691,651

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$27,446	$62,178	$57,691	$35,357	$16,406	$87,951	$29,085	$-	$316,114
Nonperforming	-	-	-	-	58	324	50	-	432
Total	$27,446	$62,178	$57,691	$35,357	$16,464	$88,275	$29,135	$-	$316,546

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$34	$-	$-	$34

Construction
Payment Performance
Performing	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$23,500	$14,906	$6,791	$1,599	$1,829	$624	$2,204	$-	$51,453

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$127,243	$76,339	$24,584	$14,343	$10,217	$9,942	$938	$-	$263,606
Nonperforming	111	404	118	31	41	10	-	-	715
Total	$127,354	$76,743	$24,702	$14,374	$10,258	$9,952	$938	$-	$264,321

Consumer loans to individuals
Current period gross charge-offs	$45	$710	$200	$35	$45	$28	$4	$-	$1,067

Total
Payment Performance
Performing	$178,189	$153,423	$89,066	$51,299	$28,452	$98,517	$32,227	$-	$631,173
Nonperforming	111	404	118	31	99	334	50	-	1,147
Total	$178,300	$153,827	$89,184	$51,330	$28,551	$98,851	$32,277	$-	$632,320

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2024 and December 31, 2023 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2024
Real Estate loans
Residential	$329,578	$70	$268	$—	$940	$1,278	$330,856
Commercial	709,821	1,182	129	—	5,743	7,054	716,875
Agricultural	63,488	—	—	—	—	—	63,488
Construction	53,009	11	—	—	—	11	53,020
Commercial loans	211,520	194	117	33	127	471	211,991
Other agricultural loans	30,028	49	—	—	—	49	30,077
Consumer loans	305,676	805	263	121	910	2,099	307,775
Total	$1,703,120	$2,311	$777	$154	$7,720	$10,962	$1,714,082

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2023
Real Estate loans
Residential	$315,224	$877	$13	$—	$432	$1,322	$316,546
Commercial	666,768	6,177	—	—	2,211	8,388	675,156
Agricultural	63,732	127	—	—	—	127	63,859
Construction	51,435	—	18	—	—	18	51,453
Commercial loans	192,988	3,170	154	—	4,264	7,588	200,576
Other agricultural loans	31,959	7	—	—	—	7	31,966
Consumer loans	262,578	865	163	—	715	1,743	264,321
Total	$1,584,684	$11,223	$348	$—	$7,622	$19,193	$1,603,877

The following tables present the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2024
Real Estate loans
Residential	$936	$4	$940	$-	$940
Commercial	5,739	4	5,743	-	5,743
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	127	-	127	33	160
Other agricultural loans	-	-	-	-	-
Consumer loans	570	340	910	121	1,031
Total	$7,372	$348	$7,720	$154	$7,874

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2023
Real Estate loans
Residential	$432	$-	$432	$-	$432
Commercial	2,211	-	2,211	-	2,211
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	4,264	-	4,264	-	4,264
Other agricultural loans	-	-	-	-	-
Consumer loans	162	553	715	-	715
Total	$7,069	$553	$7,622	$-	$7,622

The following tables present, by class of loans and leases, the amortized cost basis of collateral-dependent nonaccrual loans and leases and type of collateral as of December 31, 2024:

	Real Estate	Other	Total
December 31, 2024
Real Estate loans
Residential	$940	$-	$940
Commercial	5,743	-	5,743
Agricultural	-	-	-
Construction	-	-	-
Commercial loans	49	78	127
Other agricultural loans	-	-	-
Consumer loans	-	910	910
Total	$6,732	$988	$7,720

	Real Estate	Other	Total
December 31, 2023
Real Estate loans
Residential	$432	$-	$432
Commercial	2,211	-	2,211
Agricultural	-	-	-
Construction	-	-	-
Commercial loans	49	4,215	4,264
Other agricultural loans	-	-	-
Consumer loans	-	715	715
Total	$2,692	$4,930	$7,622

The following tables present the allowance for credit losses by the classes of the loan portfolio under ASC 326:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	—	—	—	—	(100)	—	(1,849)	(1,949)
Recoveries	41	110	—	—	—	—	127	278
Provision for credit losses	(246)	(575)	(10)	(49)	625	68	2,733	2,546
Ending balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Ending balance individually evaluated	$4	$315	$—	$—	$—	$—	$340	$659
Ending balance collectively evaluated	$1,142	$11,091	$48	$884	$1,732	$162	$4,125	$19,184

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2022	$2,833	$8,293	$259	$409	$2,445	$124	$2,636	$16,999
Impact of adopting ASC 326	(1,545)	5,527	(200)	388	(1,156)	3	(551)	2,466
Charge Offs	(34)	(154)	—	—	(4,953)	—	(1,067)	(6,208)
Recoveries	6	15	—	—	21	—	88	130
Provision for credit losses	91	(1,810)	(1)	136	4,850	(33)	2,348	5,581
Ending balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Ending balance individually evaluated	$—	$—	$—	$—	$—	$—	$135	$135
Ending balance collectively evaluated	$1,351	$11,871	$58	$933	$1,207	$94	$3,319	$18,833

The cumulative loss rate used as the basis for the estimate of credit losses is comprised of the Company’s historical loss experience and peer data. The Company chose to apply qualitative factors based on “quantitative metrics” which link the quantifiable metrics to historical changes in the qualitative factor categories. The Company also chose to apply economic projections to the model. A select group of economic indicators was utilized which was then correlated to the historical loss experience of the Company and its peers. Based on the correlation results, the economic adjustments are then weighted for relevancy and applied to the individual loan pools.

During the period ended December 31, 2024, the allowance for credit losses increased from $18,968,000 to $19,843,000. This $875,000 increase in the required allowance was due primarily to loans individually evaluated, along with net charge offs for the year.

During the period ended December 31, 2023, the allowance for credit losses increased from $16,999,000 to $18,968,000. This $1,969,000 increase in the required allowance was due primarily to charge-offs on one large commercial relationship.

Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of the loans was $716,000 and $694,000 for 2024 and 2023, respectively.

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. The following tables present modifications made to borrowers experiencing financial difficulty:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty During the Year Ended December 31, 2024

Significant Payment Delay

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$53	0.02%	Deferred principal for 4 months
Commercial real estate loans	1,424	0.20	Deferred principal for 2-5 months
Commercial loans	875	0.41	Deferred principal for 2-5 months

Total	$2,352

Term Extension

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$68	0.02%	Added a weighted-average 5.0 years to the life of loans
Commercial real estate loans	540	0.08	Added a weighted-average 9.5 months to the life of loans
Agricultural real estate loans	565	0.89	Added a weighted-average 20 years to the life of loans
Other agricultural loans	300	1.00	Added a weighted-average 1 year to the life of loans
Consumer loans to individuals	51	0.02	Added a weighted-average 1.4 years to the life of loans

Total	$1,524

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$3,779	0.53%	Deferred principal for 6 months and extended term by 4 months

Total	$3,779

Loan Modifications Made to Borrowers Experiencing Financial Difficulty During the Year Ended December 31, 2023

Term Extension

	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$4,321,547	0.64%	Extended maturity date of loans by three to six months.

Total	$4,321,547

Combination - Term Extension and Interest Rate Adjustment

	Amortized Cost Basis at December 31, 2023	% of Total Class of Financing Receivable	Financial Effect

Consumer loans to individuals	$19,225	0.01%	New loans were granted which extended terms for a weighted average of 34 months and rates were increased from a weighted average rate of 5.25% to a weighted average rate of 11.03%

Total	$19,225

As of December 31, 2024, all loan modifications made to borrowers experiencing financial difficulty were current per the modified contractual terms.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2024	2023
	(In Thousands)
Land and improvements	$3,902	$3,877
Buildings and improvements	26,195	24,115
Furniture and equipment	11,160	10,215
	41,257	38,207
Accumulated depreciation	(21,600)	(20,369)

	$19,657	$17,838

Depreciation expense totaled $1,308,000 and $1,375,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations greater than $250,000 were $272,968,000 and $269,499,000 at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, broker deposits which were secured through Cede & Co totaled $20.0 million and $0, respectively.

At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$671,799
2026	86,118
2027	4,861
2028	3,793
2029 and after	948
$767,519

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2024	2023
	(In Thousands)
Securities sold under agreements to repurchase	$36,337	$54,076
Federal Home Loan Bank short-term borrowings	76,732	20,000
	$113,069	$74,076

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2024	2023
	(Dollars In Thousands)
Average balance during the year	$54,867	$93,455
Average interest rate during the year	2.48%	3.26%
Maximum month-end balance during the year	$113,069	$136,408
Total short-term borrowings at end of the year	$113,069	$74,076
Weighted average interest rate at the end of the year	3.79%	3.14%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $44,021,000 and $36,561,000 at December 31, 2024 and $63,542,000 and $55,056,000 at December 31, 2023, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The collateral pledged for repurchase agreements that are classified as secured borrowings is summarized as follows (in thousands):

	As of December 31, 2024

	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days		30-90 days		Greater than 90 days		Total
Repurchase Agreements:
U.S. Government agencies	$1,997	$		$		$		$1,997
Mortgage-backed securities - government sponsored entities	34,564		—		—		—	34,564
	$36,561		$—		$—		$—	$36,561

Total liability recognized for repurchase agreements								$36,337

	As of December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
Repurchase Agreements:
Mortgage-backed securities - government sponsored entities	$55,056	$—	$—	$—	$55,056

Total liability recognized for repurchase agreements					$54,076

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2024, there was $26,732,000 of borrowings outstanding on this line. There was $20,000,000 of borrowings outstanding on this line of credit at December 31, 2023. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2025. There were no borrowings under this line of credit at December 31, 2024 and 2023. The Company has a line of credit commitment available from PNC Bank for $10,000,000 at December 31, 2024. There were no borrowings under this line of credit at December 31, 2024 and December 31, 2023.

Other borrowings consisted of the following at December 31, 2024 and 2023:

	2024	2023
	(In Thousands)
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$20,000	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	1,941	4,406
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	18,751	25,950
Amortizing fixed rate borrowing due July 2028 at 4.70%	11,101	13,880
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$81,793	$94,236

Notes with the Federal Reserve Bank:
Fixed rate borrowing due March 2024 at 4.83%	$-	$10,000
Fixed rate borrowing due September 2024 at 5.55%	-	20,000
Fixed rate borrowing due January 2025 at 4.76%	20,000	-
	$20,000	$30,000

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2024 are as follows (in thousands):

2025	$52,658
2026	31,203
2027	5,996
2028	11,936
2029	—
$101,793

The Bank’s maximum borrowing capacity with the FHLB was $654,838,000 of which $158,525,000 was outstanding in the form of advances and $146,975,000 was outstanding in the form of letters of credit at December 31, 2024. Advances from the FHLB are secured by qualifying assets of the Bank. The total available credit from the Federal Reserve Bank was $25,000,000, of which $20,000,000 was outstanding.

NOTE 8 – OPERATING LEASES

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2024 and 2023, amounted to $764,000 and $718,000 respectively. The right-of-use asset associated with operating leases amounted to $3,773,000 and $3,906,000 at December 31, 2024 and 2023, respectively. The lease liability associated with operating leases amounted to $3,891,000 and $4,013,000 at December 31, 2024 and 2023, respectively.

Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal option, it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease. The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2024.

Operating
Weighted-average remaining term	8.8
Weighted-average discount rate	2.70%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2024, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2025	$755
2026	599
2027	476
2028	476
2029	429
2030 and thereafter	1,771
Total undiscounted cash flows	4,506
Discount on cash flows	615
Total lease liabilities	$3,891

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2024, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after 90 days of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after four years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,367,000 and $1,270,000 for the years ended December 31, 2024 and 2023, respectively.

The Company has several non-qualified supplemental executive retirement plans for the benefit of certain executive officers and former officers. At December 31, 2024 and 2023, other liabilities include $3,669,000 and $3,697,000 accrued under the Plan. Compensation expense includes approximately $444,000 and $655,000 relating to the supplemental executive retirement plan for 2024 and 2023, respectively. To fund the benefits under this plan, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2024 and 2023, the cash value of these policies was $46,657,000 and $46,439,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit expense included in salaries and employee benefits was $85,000 and $87,000 for the years ended December 31, 2024 and 2023, respectively.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2024 and 2023 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,903,000 and $1,818,000 at December 31, 2024 and 2023, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Mulitemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2024 and 2023, the Company’s Plan was 101.8% and 102.0% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $7,000 in 2024 and $7,000 in 2023. During the plan years ending December 31, 2024 and 2023, the Company made contributions of $7,000 and $7,000, respectively.

As a result of its acquisition of Delaware, the Company is a member of the New York State Bankers Retirement System. Substantially all full-time employees who were former employees of Delaware are covered under this defined benefit pension plan (the “Delaware Plan”). The Company’s funding policy is to contribute at least the minimum required contribution annually. Pension cost is computed using the projected unit credit actuarial cost method. The Delaware Plan is closed to new participants and accrued benefits are frozen.

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

b
(in Thousands)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(5,692)	$(5,747)
Service cost	—	—
Interest cost	(283)	(299)
Assumption changes	254
Actuarial (gain) loss	(155)	(110)
Benefits paid	441	464
Benefit obligation at end of year	$(5,435)	$(5,692)
Change in plan assets:
Fair value of plan assets at beginning of year	$4,976	$5,205
Actual return on plan assets	128	315
Expenses	(98)	(79)
Benefits paid	(441)	(465)
Fair value of assets at end of year	4,565	4,976
Funded status at end of year	$(870)	$(716)

The Delaware Plan paid $441,000 and $464,000 in benefit payments in 2024 and 2023, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $462,000, $457,000, $447,000, $435,000 and $424,000 for the next five years. Payments are expected to be approximately $2,071,000 in total for the five-year period ending December 31, 2034. The Company was not required to make any contributions to the Delaware Plan in 2024 or 2023. The increase in the projected discount rate from 5.18% to 5.68% decreased the projected benefit obligation for the year ended December 31, 2024 by approximately $254,000.

The accumulated benefit obligation for the Delaware Plan was $5,435,000 and $5,692,000 at December 31, 2024 and 2023, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

	2024	2023
Transition asset	$—	$—
Prior service credit	—	—
(Loss) gain	520	625
Total	$520	$625

Net pension cost (income) included the following components (in thousands):

	2024	2023
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	283	299
Actual return on assets	(229)	(220)
Net amortization and deferral	(5)	(11)

Net periodic pension cost (income)	$49	$68

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2024	2023
Discount rate	5.68%	5.18%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

aaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaa

	2024	2023
Discount rate	5.18%	5.44%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	—%	—%

The expected long-term return on plan assets was determined based upon expected returns on individual asset types included in the asset portfolio.

The New York Bankers Retirement System’s (“System”) overall investment strategy is to invest in a diversified portfolio to manage the variability between the assets and projected liabilities of underfunded pension plans. Substantially all of the System’s assets are in one fund, Commingled Pensions Trust Fund (LDI Diversified Balanced) of JPMorgan Chase Bank, N.A. (“JPMCB LDI Diversified Balanced Fund” or the “Fund”). The Fund is a collective investment fund managed by the Trustee under the Declaration of Trust. The Trustee is the Fund’s manager and makes day-to-day investment decisions for the Fund. The Fund is a group trust within the meaning of Internal Revenue Service Revenue Ruling 81-100, as amended. In reliance upon exemptions from the registration requirements of the federal securities laws, neither the Fund nor the Fund’s Units are registered with the Securities and Exchange Commission (“SEC”) or any state securities commission. Because the Fund is not subject to registration under federal or state securities laws, certain protections that might otherwise be provided to investors in registered funds are not available to investors in the Fund. However, as a bank-sponsored collective investment trust holding qualified retirement plan assets, the Fund is required to comply with applicable provisions of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Trustee is subject to supervision and regulation by the Office of the Comptroller of the Currency and the Department of Labor.

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

At December 31, 2024 and 2023, the portfolio was substantially managed by one investment firm who manages approximately 96% and 98%, respectively, of the System’s assets. Also, at December 31, 2024 and 2023, approximately $7.1 million and $2.6 million, respectively, of System’s assets in the short-term investment fund (STIF) account had not yet been allocated to an investment firm, nor deployed for benefit payments or expenses. These amounts have been included within cash equivalents as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, the System had an investment concentration of approximately 96% and 98%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund managed by one investment firm.

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2024	2023
	(In Thousands)
Current	$27	$3,804
Deferred	(125)	583
	$(98)	$4,387

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for credit losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2024, the Company had a $3,176,000 net operating loss carryforward that will begin to expire by December 31, 2035. As of December 31, 2024, the Company had a $1,125,000 net operating loss carryforward that has no expiration date. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	Before Income Taxes
	Years Ended December 31,
	2024	2023
Tax at statutory rates	21.0%	21.0%
Tax exempt interest income, net of interest expense disallowance	157.0	(2.0)
Earnings and proceeds on life insurance	86.0	(0.7)
State tax expense	(193.5)	2.4
Other	(32.5)	—

	38.0%	20.7%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2024	2023
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$4,751	$4,447
Deferred compensation	860	867
Core deposit intangible	145	175
Pension liability	292	282
Net operating loss carryforward	745	745
Current year net operating loss carry forward	1,125	—
Purchase price adjustment	954	1,278
Net unrealized loss on securities	8,913	12,717
Other	2,966	3,447
Total Deferred Tax Assets	20,751	23,958

Deferred tax liabilities:
Premises and equipment	1,451	1,047
Deferred loan fees	1,495	1,427
Net unrealized gain on pension liability	109	131
Total Deferred Tax Liabilities	3,055	2,605

Net Deferred Tax Asset	$17,696	$21,353

The Company’s federal and state income tax returns for taxable years through 2021 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2024 and 2023, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2024, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024:
Total capital (to risk-weighted assets)	$236,886	13.45%	≥$140,937	≥8.00%	≥$176,172	≥10.00%
Tier 1 capital (to risk-weighted assets)	217,625	12.35	≥$105,703	≥6.00	≥$140,937	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	217,625	12.35	≥$79,277	≥4.50	≥$108,257	≥6.50
Tier 1 capital (to average assets)	217,625	9.36	≥$92,966	≥4.00	≥$116,207	≥5.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$217,528	13.06%	≥$133,240	≥8.00%	≥$166,550	≥10.00%
Tier 1 capital (to risk-weighted assets)	199,772	11.99	≥$99,930	≥6.00	≥$133,240	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	198,264	11.99	≥$74,947	≥4.50	≥$108,257	≥6.50
Tier 1 capital (to average assets)	199,772	9.00	≥$88,769	≥4.00	≥$110,961	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2024.

Pennsylvania banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2024, dividends from the Bank available to be paid to the Company, without prior approval of the Bank's regulatory agency, totaled ($1.7) million, subject to the Bank meeting or exceeding regulatory capital requirements. The Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 23, 2024, the Company’s stockholders approved the Norwood Financial Corp 2024 Equity Incentive Plan (the “Plan”). The maximum number of shares of common stock to be issued under the Plan is 500,000; provided that the maximum number of shares that may be delivered pursuant to the exercise of stock options (all of which may be granted in the form of incentive stock options) is 500,000 reduced by the number of shares issued as restricted stock and director retainer shares. The maximum number of shares of restricted stock that may be issued under the Plan is 125,000 shares and the maximum number of shares which may be issued as Director Retainer Shares is 50,000 shares. Any shares reserved under the 2014 Equity Incentive Plan which are not subject to an outstanding award as of the effective date of the Plan will no longer be eligible for award. As of the effective date of the Plan, 56,569 shares were authorized under the 2014 Equity Incentive Plan which were not subject to an outstanding award. The types of awards permitted by the Plan include stock options (both incentive stock options and non-statutory stock options), restricted stock, and director retainer shares.

Awards of restricted stock to Employees will generally be subject to a multi-year graded vesting period (such as one-fifth on each of the first five anniversaries of the date of grant). The vesting schedule for stock options and restricted stock awards for Employees will not be more quickly than at the rate of 100% of such Award on the one-year anniversary of the grant date of such Award, except in the event of the death or disability of the recipient or a change in control transaction occurring after the grant date. The maximum number of shares that may be awarded under the Plan in the aggregate as restricted stock to Employees as a group is 125,000 shares reduced by the number of shares of restricted stock awarded to all Outside Directors. The annual individual limit of restricted stock awards for an Employee is 11,200 shares, and the Plan limit for an individual Employee is 35,000 shares of restricted stock. The maximum number of shares that may be awarded upon the exercise of options to all Employees as a group is 325,000 shares reduced by the number of shares issued to Outside Directors upon the exercise of options. The annual individual limit of options that may be granted to an Employee is 15,000 options, and the Plan limit for the number of shares that may be awarded upon the exercise of options to an individual Employee is 50,000 options. Awards of restricted stock to non-employee directors will generally be subject to a 3-year graded vesting period (one-third on each of the first three anniversaries of the date of grant), subject to limited exceptions for death, disability, and change of control. The vesting schedule for stock options and restricted stock awards to Outside Directors will not be more quickly than at the rate of 100% of such Award on the one-year anniversary of the date of grant, subject to limited exceptions for death, disability, and change of control. Directors retainer shares which will be 100% earned and non-forfeitable upon the date of award. The product of the number of shares granted and the grant date market price of the Company’s common stock determine the fair value of restricted stock under the company’s restricted stock plan. Management recognizes compensation expense for the fair value of restricted stock on a straight-line basis over the requisite service period for the entire award.

The maximum number of shares that may be awarded under the Plan in the aggregate as restricted stock to Outside Directors as a group is 50,000 shares. The annual individual limit of restricted stock awards for an Outside Director is 1,200 shares and the Plan limit for an individual Outside Director is 12,000 shares of restricted stock. The maximum number of shares that may be awarded upon the exercise of options to Outside Directors as a group is 52,000 shares. The annual individual limit of options that may be granted to an Outside Directors is 2,000 options, and the Plan limit for the number of shares that may be awarded upon the exercise of options to an individual Outside Director is 10,000 options.

As of December 31, 2024, there were 443,648 shares available for future awards under the Plan, which includes 292,000 shares available for officer awards and 0 shares available for awards to outside directors. Included in these totals are 102,652 shares available for restricted stock awards to officers and outside directors and 48,996 shares available for director retainer shares.

Total unrecognized compensation cost related to stock options was $249,000 as of December 31, 2024 and $346,000 as of December 31, 2023. Salaries and employee benefits expense includes $346,000 and $401,000 of compensation costs related to options for the years ended December 31, 2024 and 2023, respectively. Compensation costs related to restricted stock amounted to $375,000 and $429,000 for the years ended December 31, 2024 and 2023, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2024 and 2023 was $1,534,000 and $1,356,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2024			2023
		Weighted			Weighted
		Average			Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	215,725	$29.81		218,975	$26.70
Granted	33,000	27.25		41,000	29.66
Exercised	(12,375)	21.72		(38,000)	23.30
Forfeited	(15,750)	31.98		(6,250)	29.16

Outstanding, end of year	220,600	$29.78	$112	215,725	$29.81	$759

Exercisable, end of year	187,600	$30.22	$112	174,725	$29.85	$626

Exercise prices for options outstanding as of December 31, 2024 ranged from $19.03 to $36.02 per share. The weighted average remaining contractual life is 6.6 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2024	2023
Dividend yield	4.55%	3.59%
Expected life	10 years	10 years
Expected volatility	36.90%	35.09%
Risk-free interest rate	4.40%	3.88%
Weighted average fair value of options granted	$7.54	$8.90

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $269,000 in 2024, compared to $886,000 in 2023. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2024 and 2023, for the shares issued in connection with stock option exercises, 12,000 shares in total for 2024 and 38,000 shares in total for 2023, all shares were issued from treasury shares.

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2024		2023
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	45,966	$29.90	44,460	$30.12
Granted	25,177	27.25	19,446	29.66
Vested	(12,309)	30.24	(15,090)	30.20
Forfeited	(4,350)	29.98	(2,850)	30.15
Non-vested at December 31	54,484	$23.07	45,966	$29.90

NOTE 13 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2024	2023
	(In Thousands, Except Per Share Data)
Numerator, net (loss) income	$(160)	$16,759

Denominator:
Weighted average shares outstanding	8,137	8,105
Less: Weighted average unvested restricted shares	(44)	(43)
Denominator: Basic earnings per share	8,093	8,062

Weighted average shares outstanding, basic	8,093	8,062
Add: Dilutive effect of stock options and restricted stock	—	22
Denominator: Diluted earnings per share	8,093	8,084

Basic (loss) earnings per common share	$(0.02)	$2.08

Diluted (loss) earnings per common share	$(0.02)	$2.07

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 161,000 and 56,000 for the years ended December 31, 2024 and 2023, respectively, based on the closing price of the Company’s common stock which was $27.21 and $32.91 as of December 31, 2024 and 2023, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank’s ACL for off-balance sheet commitments was $423,000 and $296,000 as of December 31, 2024 and 2023, respectively. The Bank recognized credit loss expense of $ 127,000 for the year ended December 31, 2024 and a credit (benefit) of (33,000) for the year ended December 31, 2023.

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2024	2023
	(In Thousands)
Commitments to grant loans	$78,026	$72,625
Unfunded commitments under lines of credit	156,205	154,339
Standby letters of credit	7,016	8,336
	$241,247	$235,300

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

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2024, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $1,193,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2024	2023	Interest Rate Paid	Interest Rate Received	2024	2023
Customer interest rate swap

Maturing November, 2030	$5,766	$6,145	Term SOFR + Margin	Fixed	$729	$746
Maturing December, 2030	3,758	4,032	Term SOFR + Margin	Fixed	464	479

Total	$9,524	$10,177			$1,193	$1,225

Third party interest rate swap

Maturing November, 2030	$5,766	$6,145	Fixed	Term SOFR + Margin	$729	$746
Maturing December, 2030	3,758	4,032	Fixed	Term SOFR + Margin	464	479

Total	$9,524	$10,177			$1,193	$1,225

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2024
Interest rate derivatives	Other assets	$1,193	Other liabilities	$1,193

December 31, 2023
Interest rate derivatives	Other assets	1,225	Other liabilities	$1,225

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2024
ASSETS
U.S. Treasury securities	$19,598	$19,598	$—	$—
U.S. Government agencies	11,364	—	11,364	—
States and political subdivisions	87,274	—	87,274	—
Mortgage-backed securities-government
sponsored entities	279,609	—	279,609	—
Interest rate derivatives	1,193	—	1,193	—

LIABILITIES
Interest rate derivatives	1,193	—	1,193	—

December 31, 2023
ASSETS
U.S. Treasury securities	$53,600	$—	$53,600	$—
U.S. Government agencies	15,996	—	15,996	—
States and political subdivisions	129,479	—	129,479	—
Mortgage-backed securities-government
sponsored entities	207,184	—	207,184	—
Interest rate derivatives	1,225	—	1,225	—

LIABILITIES
Interest rate derivatives	1,225	—	1,225	—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and 2023 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2024
Individually analyzed loans held for investment	$9,363	$—	$—	$9,363
Foreclosed real estate	—	—	—	—

December 31, 2023
Individually analyzed loans held for investment	$7,487	$—	$—	$7,487
Foreclosed real estate	97	—	—	97

Individually Analyzed loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2024, the fair value investment in individually analyzed loans totaled $9,363,000, which included 34 loan relationships with a carrying value of $6,978,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $456,000 over the life of the loans. As of December 31, 2024, the fair value investment in individually analyzed loans included 34 loan relationships with a carrying value of $3,044,000 that required a valuation allowance of $659,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2024, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan

As of December 31, 2023, the fair value investment in individually analyzed loans totaled $7,487,000, which included 28 loan relationships with a carrying value of $7,069,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $5,277,000 over the life of the loans. As of December 31, 2023, the fair value investment in individually analyzed loans included 21 loan relationships with a carrying value of $553,000 that required a valuation allowance of $135,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2023, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually analyzed loans held for investment	$9,363	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-50.0% (8.01%)

Foreclosed real estate owned	$—	Appraisal of collateral(1)	Liquidation Expenses(2)	0%

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2023
Individually analyzed loans held for investment	$7,487	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-10.0% (2.68%)

Foreclosed real estate owned	$97	Appraisal of collateral(1)	Liquidation Expenses(2)	16.67%-37.20% (28.07%)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2024 and December 31, 2023. (In thousands):

	Fair Value Measurements at December 31, 2024

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,339	$72,339	$72,339	$—	$—
Loans receivable, net	1,693,795	1,687,128	—	—	1,687,128
Mortgage servicing rights	199	575	—	—	575
Regulatory stock (1)	13,366	13,366	13,366	—	—
Bank owned life insurance (1)	46,657	46,657	46,657	—	—
Accrued interest receivable (1)	8,466	8,466	8,466	—	—

Financial liabilities:
Deposits	1,859,163	1,788,123	1,023,619	—	764,504
Short-term borrowings (1)	113,069	113,069	113,069	—	—
Other borrowings	101,793	102,220	—	—	102,220
Accrued interest payable (1)	12,615	12,615	12,615	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

	Fair Value Measurements at December 31, 2023

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$66,120	$66,120	$66,120	$—	$—
Loans receivable, net	1,584,650	1,521,667	—	—	1,521,667
Mortgage servicing rights	188	506	—	—	506
Regulatory stock (1)	7,318	7,318	7,318	—	—
Bank owned life insurance (1)	46,439	46,439	46,439	—	—
Accrued interest receivable (1)	8,123	8,123	8,123	—	—

Financial liabilities:
Deposits	1,795,159	1,800,104	1,086,050	—	714,054
Short-term borrowings (1)	74,076	74,076	74,076	—	—
Other borrowings	124,236	124,058	—	—	124,058
Accrued interest payable (1)	10,510	10,510	10,510	—	—

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2024 and 2023:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2023	$(47,842)	$494	$(47,348)
Other comprehensive income (loss) before reclassification	(1,460)	(83)	(1,543)
Amount reclassified from accumulated other comprehensive loss	15,770	—	15,770
Total other comprehensive income	14,310	(83)	14,227
Balance as of December 31, 2024	$(33,532)	$411	$(33,121)

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2022	$(57,931)	$578	$(57,353)
Other comprehensive income (loss) before reclassification	9,924	(84)	9,840
Amount reclassified from accumulated other comprehensive loss	165	—	165
Total other comprehensive loss	10,089	(84)	10,005
Balance as of December 31, 2023	$(47,842)	$494	$(47,348)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2024 and 2023:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Years Ended December 31,
	2024	2023
Unrealized gains on available for sale securities	$(19,962)	$(209)	Net realized (losses) gains on sales of securities
	4,192	44	Income tax expense
	$(15,770)	$(165)

(a)Amounts in parentheses indicate debits to net income.

NOTE 18 – SEGMENT REPORTING

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Corporation’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to develop strategy, allocate resources and assess performance.

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

Operating segments are aggregated into one segment, as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment, Community Banking.

The chief operating decision maker assesses performance and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. Net income is used to monitor budget versus actual results.

The chief operating decision maker uses revenue streams and significant expenses to assess performance and evaluate return on assets and return on equity. The chief operating decision maker uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis and budget to actual results are used in assessing performance and in establishing compensation.

The accounting policies for the Community Banking segment are the same as those of our consolidated entity, which are described in Note 2. Information utilized in the performance assessment by the chief operating decision maker is consistent with the level of aggregation disclosed in the Consolidated Statement of Income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

NOTE 19 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2024	2023
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$2,224	$1,699
Investment in bank subsidiary	212,754	180,508
Other assets	3,119	2,666
Total assets	$218,097	$184,873
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$4,589	$3,803
Stockholders’ equity	213,508	181,070
Total liabilities and stockholders' equity	$218,097	$184,873

STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
	2024	2023
Income:	(In Thousands)
Dividends from bank subsidiary	$11,736	$9,483

Expenses	992	834
	10,744	8,649
Income tax benefit	(224)	(245)
	10,968	8,894
Equity in undistributed earnings of subsidiary	(11,128)	7,865
Net (Loss) Income	$(160)	$16,759
Comprehensive Income	$14,067	$26,764

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(160)	$16,759
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	11,128	(7,865)
Other, net	294	398
Net Cash Provided by Operating Activities	11,262	9,292

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in bank subsidiary	(28,800)	—
Net Cash Used in Investing Activities	(28,800)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	269	886
Sale of treasury stock for ESOP	100	100
Acquisition of treasury stock	(703)	(3,100)
Capital issuance	28,116	—
Cash dividends paid	(9,719)	(9,417)
Net Cash Used in Financing Activities	18,063	(11,531)
Net Increase (Decrease) in Cash and Cash Equivalents	525	(2,239)

CASH AND CASH EQUIVALENTS - BEGINNING	1,699	3,938
CASH AND CASH EQUIVALENTS - ENDING	$2,224	$1,699

NOTE 20 – CAPITAL ISSUANCE

On December 23, 2024, the Company completed the underwritten public offering and sale of 1,150,000 shares of its common stock at $26.00 per share, resulting in net proceeds to the Company of approximately $28 million.

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

Our independent registered public accounting firm, S.R. Snodgrass, P.C., also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. S.R. Snodgrass, P.C.’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders:

2014 Equity Incentive Plan, as amended (1)	187,600	$29.81	56,569
2024 Equity Incentive Plan (2)	33,000	27.26	443,648

Equity compensation plans
not approved by security holders:.

None	—	—	—

TOTAL	220,600	$29.43	500,217

* Share and per share data adjusted for the 50% stock dividend declared on August 8, 2017.

(1)The second amendment to the 2014 Equity Incentive Plan, which increased the total shares available for stock awards by 100,000 shares, was approved by the stockholders of the Company at the Annual Meeting of Stockholders on April 26, 2022.

(2)The 2024 Equity Incentive Plan was approved by stockholders at the Annual Meeting of Stockholders on April 23, 2024.

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

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2024 and 2023, and the related consolidated statements of (loss) income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C. (PCAOB: 00074), independent registered public accounting firm.

2. Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (7)
3(ii)	Bylaws of Norwood Financial Corp (18)
4.1	Specimen Stock Certificate of Norwood Financial Corp (1)
4.2	Description of Capital Stock of Norwood Financial Corp (9)
10.2†	Employment Agreement by and among Norwood Financial Corp, Wayne Bank and John M. McCaffery (2)
10.11†	2014 Equity Incentive Plan, as amended (3)
10.12†	Executive Elective Deferral Plan (4)
10.15†	Change-In-Control Severance Agreement, dated February 14, 2022, by and among Norwood Financial Corp, Wayne Bank, and Vincent G. O’Bell (13)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody (17)
10.17†	Director Deferred Fee Plan (5)
10.19	Wayne Bank Executive Annual Incentive Plan (8)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (6)
10.21	Norwood Financial Corp 2024 Equity Incentive Plan (14)
10.23	Employment Agreement dated May 9, 2022, by and among Norwood Financial Corp, Wayne Bank and James O Donnelly (10)
10.24	Stock Award Agreement dated May 10, 2022, between Norwood Financial Corp and James O. Donnelly (11)
10.25	Salary-Continuation Agreement dated May 10, 2022, between Wayne Bank and James O. Donnelly (12)
19	Norwood Financial Corp Insider Trading Policy (15)
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
97	Norwood Financial Corp Incentive-Based Compensation Recovery Policy (16)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K Filed with the Commission on June 24, 2024.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-266622) filed with the Commission on August 8, 2022.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2024.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2024.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(7)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(8)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(9)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 9, 2021.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(13)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Commission on March 11, 2022, (File No. 0-28364).
(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024.
(15)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 14, 2024.
(16)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 14, 2024.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018.
(18)	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2024.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 14, 2025	By:	/s/ James O. Donnelly
James O. Donnelly President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 14, 2025 on behalf of the registrant and in the capacities indicated.

/s/ James O. Donnelly	/s/ Lewis J. Critelli
James O. Donnelly President, Chief Executive Officer and Director (Principal Executive Officer)	Lewis J. Critelli Director
/s/ Andrew A. Forte	/s/ Kevin M. Lamont
Dr. Andrew A. Forte Director	Kevin M. Lamont Director
/s/ Ronald R. Schmalzle	/s/ Kenneth A. Phillips
Ronald R. Schmalzle Director /s/ Ralph A. Matergia	Dr. Kenneth A. Phillips Director /s/ Alexandra K. Nolan
Ralph A. Matergia Director	Alexandra K. Nolan Director
/s/ Jeffrey S. Gifford	/s/ Meg L. Hungerford
Jeffrey S. Gifford Director	Meg L. Hungerford Director
/s/ John M. McCaffery
John M. McCaffery Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)