Form 10-Q
period 2025-03-31
NORWOOD FINANCIAL CORP
filed 2025-05-09
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2025
Common stock, par value $0.10 per share	9,260,522

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$31,729	$27,562
Interest-bearing deposits with banks	43,678	44,777
Cash and cash equivalents	75,407	72,339
Securities available for sale, at fair value (net of allowance for credit losses of $0)	408,742	397,846
Loans receivable (net of allowance for credit losses of $20,442 and $19,843)	1,750,827	1,693,795
Regulatory stock, at cost	7,616	13,366
Bank premises and equipment, net	20,273	19,657
Bank owned life insurance	46,914	46,657
Accrued interest receivable	8,587	8,466
Deferred tax assets, net	17,859	17,696
Goodwill	29,266	29,266
Other intangibles	136	152
Other assets	10,417	18,222
TOTAL ASSETS	$2,376,044	$2,317,462
LIABILITIES
Deposits:
Non-interest bearing demand	$391,377	$381,479
Interest-bearing	1,613,071	1,477,684
Total deposits	2,004,448	1,859,163
Short-term borrowings	—	113,069
Other borrowings	118,590	101,793
Accrued interest payable	13,864	12,615
Other liabilities	18,435	17,314
TOTAL LIABILITIES	2,155,337	2,103,954
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2025: 9,489,398 shares, 2024: 9,487,068 shares	949	949
Surplus	126,785	126,514
Retained earnings	127,865	124,963
Treasury stock at cost: 2025: 229,979 shares; 2024: 214,161 shares	(6,208)	(5,797)
Accumulated other comprehensive loss	(28,684)	(33,121)
TOTAL STOCKHOLDERS’ EQUITY	220,707	213,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,376,044	$2,317,462

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Loans receivable, including fees	$25,988	$23,681
Securities	3,870	2,526
Interest bearing deposits with other banks	226	731
Total interest income	30,084	26,938
INTEREST EXPENSE
Deposits	10,748	10,110
Short-term borrowings	458	336
Other borrowings	1,021	1,782
Total interest expense	12,227	12,228
NET INTEREST INCOME	17,857	14,710
PROVISION FOR (RELEASE OF) CREDIT LOSSES
Provision for (release of) credit losses	923	(625)
Provision for (release of) off balance sheet	(66)	1
Total provision for (release of) credit losses	857	(624)
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	17,000	15,334
OTHER INCOME
Service charges and fees	1,513	1,343
Income from fiduciary activities	325	238
Gains on sales of loans, net	47	6
Earnings and proceeds on bank owned life insurance	286	268
Other	180	151
Total other income	2,351	2,006
OTHER EXPENSES
Salaries and employee benefits	6,472	6,135
Occupancy, furniture & equipment, net	1,378	1,261
Data processing and related operations	1,085	1,022
Taxes, other than income	192	93
Professional fees	659	585
Federal Deposit Insurance Corporation insurance	406	361
Foreclosed real estate	4	21
Amortization of intangibles	15	19
Other	1,853	2,235
Total other expenses	12,064	11,732
INCOME BEFORE INCOME TAXES	7,287	5,608
INCOME TAX EXPENSE	1,514	1,175
NET INCOME	$5,773	$4,433
BASIC EARNINGS PER SHARE	$0.63	$0.55
DILUTED EARNINGS PER SHARE	$0.63	$0.55

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$5,773	$4,433
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	5,616	(2,596)
Tax effect	(1,179)	545
Other comprehensive income (loss)	4,437	(2,051)
Comprehensive Income (loss)	$10,210	$2,382

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity(unaudited)

Three Months Ended March 31, 2025 and 2024

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	5,773	-	-	-	5,773
Other comprehensive income	-	-	-	-	-	-	4,437	4,437
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Acquisition of treasury stock	-	-	-	-	13,671	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	179	-	2,147	(62)	-	117
Director retainer stock	1,110	-	30	-	-	-	-	30
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, March 31, 2025	9,489,398	$949	$126,785	$127,865	229,979	$(6,208)	$(28,684)	$220,707

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net income	-	-	-	4,433	-	-	-	4,433
Other comprehensive loss	-	-	-	-	-	-	(2,051)	(2,051)
Cash dividends declared ($0.30 per share)	-	-	-	(2,432)	-	-	-	(2,432)
Compensation expense related to restricted stock	-	-	104	-	-	-	-	104
Compensation expense related to stock options	-	-	89	-	-	-	-	89
Balance, March 31, 2024	8,310,847	$831	$97,893	$137,285	200,690	$(5,397)	$(49,399)	$181,213

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,773	$4,433
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	857	(624)
Depreciation	316	335
Amortization of intangible assets	15	19
Deferred income taxes	(1,342)	256
Net amortization of securities premiums and discounts	(164)	71
Earnings and proceeds on life insurance policies	(286)	(268)
Net amortization of loan fees	179	143
Net gain on sale of loans	(47)	(6)
Mortgage loans originated for sale	(2,085)	(160)
Proceeds from sale of loans originated for sale	2,132	166
Compensation expense related to stock options	62	89
Compensation expense related to restricted stock	117	104
Increase in accrued interest receivable	(121)	(12)
Increase in accrued interest payable	1,249	1,227
Other, net	2,443	(1,522)
Net cash provided by operating activities	9,098	4,251
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	14,785	15,213
Purchases	(19,901)	(9,996)
Purchase of regulatory stock	(5,398)	(1,510)
Redemption of regulatory stock	11,148	2,283
Net increase in loans	(51,521)	(18,172)
Purchase of premises and equipment	(932)	(554)
Net cash used in investing activities	(51,819)	(12,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	145,285	43,839
Net decrease in short-term borrowings	(113,069)	(14,021)
Repayments of other borrowings	(23,203)	(33,057)
Proceeds from other borrowings	40,000	60,000
Acquisition of treasury stock	(349)	—
Cash dividends paid	(2,875)	(2,433)
Net cash provided by financing activities	45,789	54,328
Increase in cash and cash equivalents	3,068	45,843
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,339	66,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,407	$111,963

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$10,978	$11,001
Income taxes paid, net of refunds	$46	$257
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$466	$473
Dividends payable	$2,871	$2,432

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$110	$112
ATM fees	94	106
Overdraft fees	363	355
Safe deposit box rental	24	24
Loan related service fees	148	131
Debit card fees	589	526
Fiduciary activities	325	238
Commissions on mutual funds and annuities	146	68
Other income	180	151
Noninterest Income (in-scope of Topic 606)	1,979	1,711
Out-of-scope of Topic 606:
Loan servicing fees	39	21
Gains on sales of loans	47	6
Earnings on and proceeds from bank-owned life insurance	286	268
Noninterest Income (out-of-scope of Topic 606)	372	295
Total Noninterest Income	$2,351	$2,006

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2025	2024
Weighted average shares outstanding	9,268	8,110
Less: Unvested restricted shares	(53)	(46)
Basic EPS weighted average shares outstanding	9,215	8,064
Basic EPS weighted average shares outstanding	9,215	8,064
Add: Dilutive effect of stock options and restricted shares	1	6
Diluted EPS weighted average shares outstanding	9,216	8,070

For the three month period ended March 31, 2025, there were 203,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $24.17 per share as of March 31, 2025.

For the three month period ended March 31, 2024, there were 139,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $27.21 per share as of March 31, 2024.

4.           Stock-Based Compensation

During the three-month period ended March 31, 2025, no stock options were granted. As of March 31, 2025, there was $187,000 of total unrecognized compensation cost related to non-vested options granted in 2024 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2025. Compensation costs related to stock options amounted to $62,000 and $89,000 during the three-month periods ended March 31, 2025 and 2024, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2025 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2025	220,600	$29.78	6.1	Yrs.	$112
Granted	—	—	—
Exercised	—	—	—
Forfeited	(5,500)	28.23	7.7
Outstanding at March 31, 2025	215,100	$29.82	6.6	Yrs.	$34
Exercisable at March 31, 2025	183,600	$30.26	6.0	Yrs.	$34

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $24.17 per share as of March 31, 2025 and $27.21 per share as of December 31, 2024.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2025 and 2024 is as follows:

	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	54,484	$22.72	45,966	$29.90
Granted	1,220	26.44	—	—
Vested	—	—	—	—
Forfeited	(2,147)	28.99	—	—
Non-vested, March 31,	53,557	$22.56	45,966	$29.90

The expected future compensation expense relating to the 53,557 shares of non-vested restricted stock outstanding as of March 31, 2025 is $1,388,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $117,000 and $104,000 during the three-month periods ended March 31, 2025 and 2024, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months ended March 31, 2025 and 2024:

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	4,437
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	4,437
Balance as of March 31, 2025	$(28,684)

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive loss before reclassification	(2,051)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(2,051)
Balance as of March 31, 2024	$(49,399)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2025	2024
Commitments to grant loans	$94,161	$82,423
Unfunded commitments under lines of credit	151,339	152,505
Standby letters of credit	7,022	7,126
	$252,522	$242,054

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

7.           Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	March 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$22,658	$27	$(6)	$-	$22,679
U.S. Government agencies	11,998	23	(515)	-	11,506
States and political subdivisions	106,572	-	(18,835)	-	87,737
Mortgage-backed securities-
government sponsored entities	304,342	1,490	(19,012)	-	286,820
Total debt securities	$445,570	$1,540	$(38,368)	$-	$408,742

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$19,623	$12	$(37)	$-	$19,598
U.S. Government agencies	11,998	-	(634)	-	11,364
States and political subdivisions	106,677	-	(19,403)	-	87,274
Mortgage-backed securities-government
sponsored entities	301,992	115	(22,497)	-	279,610
Total debt securities	$440,290	$127	$(42,571)	$-	$397,846

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,980	$-	$2,995	$(6)	$4,975	$(6)
U.S. Government agencies	1,998	(1)	4,487	(514)	6,485	(515)
States and political subdivisions	1,653	(22)	86,084	(18,813)	87,737	(18,835)
Mortgage-backed securities-government sponsored entities	32,619	(167)	93,449	(18,845)	126,068	(19,012)
	$38,250	$(190)	$187,015	$(38,178)	$225,265	$(38,368)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$9,961	$(37)	$9,961	$(37)
U.S. Government agencies	6,988	(10)	4,376	(624)	11,364	(634)
States and political subdivisions	1,164	(21)	85,620	(19,382)	86,784	(19,403)
Mortgage-backed securities-government sponsored entities	177,674	(1,313)	94,237	(21,184)	271,911	(22,497)
	$185,826	$(1,344)	$194,194	$(41,227)	$380,020	$(42,571)

At March 31, 2025, the Company had 10 debt securities in an unrealized loss position in the less than twelve months category and 183 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2025 and 2024. The Company does not have the intent to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$16,707	$16,715
Due after one year through five years	12,419	12,278
Due after five years through ten years	66,001	55,293
Due after ten years	46,101	37,636
	141,228	121,922
Mortgage-backed securities-government sponsored entities	304,342	286,820
	$445,570	$408,742

There were no sales of securities available for sale for the three months ended March 31, 2025 and 2024.

Securities with a carrying value of $269,809,000 and $308,777,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.           Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2025		December 31, 2024
Real Estate Loans:
Residential	$330,288	18.6%	$330,856	19.3%
Commercial	731,156	41.3	716,875	41.8
Agricultural	63,213	3.6	63,488	3.7
Construction	58,226	3.3	53,020	3.1
Commercial loans	233,479	13.2	211,991	12.4
Other agricultural loans	27,637	1.5	30,077	1.7
Consumer loans to individuals	327,683	18.5	307,775	18.0
Total loans	1,771,682	100.0%	1,714,082	100.0%
Deferred fees, net	(413)		(444)
Total loans receivable	1,771,269		1,713,638
Allowance for credit losses	(20,442)		(19,843)
Net loans receivable	$1,750,827		$1,693,795

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, foreclosed real estate owned totaled $0 and $0, respectively. During the three months ended March 31, 2025, there were no additions to the foreclosed real estate category. As of March 31, 2025, the Company has initiated formal foreclosure proceedings on 7 properties classified as consumer residential mortgages with an aggregate carrying value of $374,000.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
March 31, 2025	(In thousands)
Individually evaluated	$838	$7,194	$—	$11	$847	$10	$1,200	$10,100
Collectively evaluated	329,450	723,962	63,213	58,215	232,632	27,627	326,483	1,761,582
Total Loans	$330,288	$731,156	$63,213	$58,226	$233,479	$27,637	$327,683	$1,771,682

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2024
Individually evaluated	$940	$7,197	$—	$—	$854	$—	$1,031	$10,022
Collectively evaluated	329,916	709,678	63,488	53,020	211,137	30,077	306,744	1,704,060
Total Loans	$330,856	$716,875	$63,488	$53,020	$211,991	$30,077	$307,775	$1,714,082

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Any portion of a loan that has been charged off is placed in the Loss category.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2025 and December 31, 2024 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2025
Real Estate loans
Residential	$328,882	$313	$255	$-	$838	$1,406	$330,288
Commercial	723,861	945	611	-	5,739	7,295	731,156
Agricultural	62,608	605	-	-	-	605	63,213
Construction	58,215	-	-	11	-	11	58,226
Commercial loans	233,009	280	37	-	153	470	233,479
Other agricultural loans	27,463	164	-	10	-	174	27,637
Consumer loans	325,548	597	338	-	1,200	2,135	327,683
Total	$1,759,586	$2,904	$1,241	$21	$7,930	$12,096	$1,771,682

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2024
Real Estate loans
Residential	$329,578	$70	$268	$-	$940	$1,278	$330,856
Commercial	709,821	1,182	129	-	5,743	7,054	716,875
Agricultural	63,488	-	-		-	-	63,488
Construction	53,009	11	-	-	-	11	53,020
Commercial loans	211,520	194	117	33	127	471	211,991
Other agricultural loans	30,028	49	-		-	49	30,077
Consumer loans	305,676	805	263	121	910	2,099	307,775
Total	$1,703,120	$2,311	$777	$154	$7,720	$10,962	$1,714,082

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge Offs	-	(49)	-	-	-	(38)	(329)	(416)
Recoveries	-	-	-	-	54	-	38	92
(Release of) Provision for credit losses	(131)	(772)	33	101	186	45	1,461	923
Ending balance, March 31, 2025	$1,015	$10,585	$81	$985	$1,972	$169	$5,635	$20,442
Ending balance individually evaluated	$-	$315	$-	$-	$-	$11	$329	$655
Ending balance collectively evaluated	$1,015	$10,270	$81	$985	$1,972	$158	$5,306	$19,787

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	-	-	-	-	(55)	-	(439)	(494)
Recoveries	42	102	-	-	—	-	27	171
(Release of) Provision for credit losses	(196)	(2,142)	26	(102)	835	74	880	(625)
Ending balance, March 31, 2024	$1,197	$9,831	$84	$831	$1,987	$168	$3,922	$18,020
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$69	$69
Ending balance collectively evaluated for impairment	$1,197	$9,831	$84	$831	$1,987	$168	$3,853	$17,951

During the three months ended March 31, 2025, the Company recorded a provision for credit losses related to loans totaling $923,000. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
March 31, 2025
Real Estate loans
Residential	$838	$-	$838	$-	$838
Commercial	5,718	21	5,739	-	5,739
Agricultural	-	-	-	-	-
Construction	-	-	-	11	11
Commercial loans	153	-	153	-	153
Other agricultural loans	-	-	-	10	10
Consumer loans	237	963	1,200	-	1,200
Total	$6,946	$984	$7,930	$21	$7,951

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2024
Real Estate loans
Residential	$936	$4	$940	$-	$940
Commercial	5,739	4	5,743	-	5,743
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	127	-	127	33	160
Other agricultural loans	-	-	-	-	-
Consumer loans	570	340	910	121	1,031
Total	$7,372	$348	$7,720	$154	$7,874

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$25,605	$101,428	$73,057	$120,459	$103,005	$272,174	$21,321	$-	$717,049
Special Mention	-	4	-	259	183	2,075	-	-	2,521
Substandard	-	135	-	-	2,438	8,613	400	-	11,586
Doubtful	-	-	-	-	-	-	-	-	-
Total	$25,605	$101,567	$73,057	$120,718	$105,626	$282,862	$21,721	$-	$731,156

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$49	$-	$-	$49

Real Estate - Agriculture
Risk Rating
Pass	$915	$6,232	$3,764	$11,921	$3,904	$35,315	$371	$-	$62,422
Special Mention	-	-	-	-	-	609	150	-	759
Substandard	-	-	-	-	-	-	32	-	32
Doubtful	-	-	-	-	-	-	-	-	-
Total	$915	$6,232	$3,764	$11,921	$3,904	$35,924	$553	$-	$63,213

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$31,152	$51,113	$30,155	$28,303	$17,644	$24,397	$47,484	$-	$230,248
Special Mention	-	-	-	24	33	229	13	-	299
Substandard	-	-	271	411	658	742	850	-	2,932

Doubtful	-	-	-	-	-	-	-	-	-
Total	$31,152	$51,113	$30,426	$28,738	$18,335	$25,368	$48,347	$-	$233,479

Commercial loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other agricultural loans
Risk Rating
Pass	$227	$3,645	$1,672	$3,488	$2,235	$6,041	$8,737	$-	$26,045
Special Mention	-	-	-	-	-	120	-	-	120
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$227	$3,645	$1,672	$3,488	$2,235	$6,161	$10,209	$-	$27,637

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$38	$-	$-	$38

Total
Risk Rating
Pass	$57,899	$162,418	$108,648	$164,171	$126,788	$337,927	$77,913	$-	$1,035,764
Special Mention	-	4	-	283	216	3,033	163	-	3,699
Substandard	-	135	271	411	3,096	9,355	2,754	-	16,022
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,899	$162,557	$108,919	$164,865	$130,100	$350,315	$80,830	$-	$1,055,485

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,773	$74,242	$121,881	$104,720	$60,941	$217,435	$20,829	$-	$702,821
Special Mention	5	-	262	-	-	2,148	-	-	2,415
Substandard	135	-	-	2,461	1,405	7,238	400	-	11,639
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,913	$74,242	$122,143	$107,181	$62,346	$226,821	$21,229	$-	$716,875

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$6,257	$3,756	$12,036	$3,960	$7,148	$29,038	$336	$-	$62,531
Special Mention	-	-	-	-	-	773	150	-	923
Substandard	-	-	-	-	-	-	34	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,257	$3,756	$12,036	$3,960	$7,148	$29,811	$520	$-	$63,488

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$57,939	$34,088	$29,465	$19,163	$10,233	$15,042	$42,906	$-	$208,836
Special Mention	-	-	25	-	-	106	14	-	145
Substandard	-	277	429	711	-	743	850	-	3,010
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,939	$34,365	$29,919	$19,874	$10,233	$15,891	$43,770	$-	$211,991

Commercial loans
Current period gross charge-offs	$-	$11	$-	$-	$8	$51	$30	$-	$100

Other agricultural loans
Risk Rating
Pass	$4,358	$1,836	$3,721	$2,379	$2,134	$4,353	$9,697	$-	$28,478
Special Mention	-	-	-	-	-	127	-	-	127
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,358	$1,836	$3,721	$2,379	$2,134	$4,480	$11,169	$-	$30,077

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,327	$113,922	$167,103	$130,222	$80,456	$265,868	$73,768	$-	$1,002,666
Special Mention	5	-	287	-	-	3,154	164	-	3,610
Substandard	135	277	429	3,172	1,405	7,981	2,756	-	16,155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$171,467	$114,199	$167,819	$133,394	$81,861	$277,003	$76,688	$-	$1,022,431

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$3,405	$26,247	$41,090	$58,207	$51,735	$118,458	$30,308	$-	$329,450
Nonperforming	-	-	125	52	180	443	38	-	838
Total	$3,405	$26,247	$41,215	$58,259	$51,915	$118,901	$30,346	$-	$330,288

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$1,853	$33,626	$11,210	$9,040	$348	$131	$2,007	$-	$58,215
Nonperforming	-	-	-	-	11	-	-	-	11
Total	$1,853	$33,626	$11,210	$9,040	$359	$131	$2,007	$-	$58,226

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$39,642	$121,194	$85,983	$47,727	$14,006	$17,133	$798	$-	$326,483
Nonperforming	-	115	442	409	144	90	-	-	1,200
Total	$39,642	$121,309	$86,425	$48,136	$14,150	$17,223	$798	$-	$327,683

Consumer loans to individuals
Current period gross charge-offs	$-	$69	$79	$87	$8	$86	$-	$-	$329

Total
Payment Performance
Performing	$44,900	$181,067	$138,283	$114,974	$66,089	$135,722	$33,113	$-	$714,148
Nonperforming	-	115	567	461	335	533	38	-	2,049
Total	$44,900	$181,182	$138,850	$115,435	$66,424	$136,255	$33,151	$-	$716,197

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$22,842	$41,384	$60,194	$52,712	$32,161	$89,965	$30,658	$-	$329,916
Nonperforming	-	125	52	184	-	560	19	-	940
Total	$22,842	$41,509	$60,246	$52,896	$32,161	$90,525	$30,677	$-	$330,856

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$125,254	$93,392	$52,009	$15,679	$8,316	$11,207	$887	$-	$306,744
Nonperforming	97	401	377	114	26	16	-	-	1,031
Total	$125,351	$93,793	$52,386	$15,793	$8,342	$11,223	$887	$-	$307,775

Consumer loans to individuals
Current period gross charge-offs	$123	$511	$850	$203	$87	$75	$-	$-	$1,849

Total
Payment Performance
Performing	$176,913	$147,762	$121,227	$68,822	$40,477	$101,316	$33,163	$-	$689,680
Nonperforming	97	526	429	298	26	576	19	-	1,971
Total	$177,010	$148,288	$121,656	$69,120	$40,503	$101,892	$33,182	$-	$691,651

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the three months ended March 31, 2025, there were modifications made to borrowers experiencing financial difficulty consisting of 4 relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Consumer loans to individuals	$7	0.00%	Deferred principal for 4 months

Total	$7

Term Extension

	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$1,475	0.00%	Added a weighted-average 6.0 months to the life of loans
Commercial loans	298	0.00	Added a weighted-average 5.0 years to the life of loans

Total	$1,773

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at March 31, 2025	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$3,779	0.01%	Deferred principal for 9 months and extended term by 9 months

Total	$3,779

Of the modifications made to borrowers experiencing financial difficulty, there were none that had a payment default during the period.

The Company’s primary business activity as of March 31, 2024 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2025, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $162.5 million of loans outstanding, or 9.2% of total loans outstanding, and residential rentals with loans outstanding of $117.5 million, or 6.7% of loans outstanding. For the three months ended March 31, 2025, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of March 31, 2025 (in thousands):

Account Type	Outstanding as of March 31, 2025	Percent of Loans as of March 31, 2025

Commercial Rentals	$162,498	9.21%
Residential Rentals	117,528	6.66
Hotels/Motels	107,206	6.08
Builders/Contractors	38,627	2.19
Dairy Cattle/Milk Product	43,993	2.49
Fuel/Gas Stations	49,366	2.80
Government Support	25,898	1.47
Mobile Home Park	22,296	1.26
Wineries	23,313	1.32
Camps	23,943	1.36
Resorts	34,512	1.96

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$22,679	$22,679	$-	$-
U.S. Government agencies	11,506	-	11,506	-
States and political subdivisions	87,737	-	87,737	-
Mortgage-backed securities-government
sponsored entities	286,820	-	286,820	-
Interest rate derivatives	1,011	-	1,011	-

LIABILITIES
Interest rate derivatives	1,011	-	1,011	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,598	$19,598	$-	$-
U.S. Government agencies	11,364	-	11,364	-
States and political subdivisions	87,274	-	87,274	-
Mortgage-backed securities-government
sponsored entities	279,609	-	279,609	-
Interest rate derivatives	1,193	-	1,193	-

LIABILITIES
Interest rate derivatives	1,193	-	1,193	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and December 31, 2024 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2025
Individually analyzed loans held for investment	$9,445	$-	$-	$9,445
December 31, 2024
Individually analyzed loans held for investment	$9,363	$-	$-	$9,363

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31, 2025, the fair value investment in individually analyzed loans totaled $9,445,000, which included 42 loan relationships with a carrying value of $6,958,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of March 31, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $456,000. As of March 31, 2025, the fair value investment in individually analyzed loans included 43 loan relationships with a carrying value of $3,142,000 that required a valuation allowance of $655,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of March 31, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2025
Individually analyzed loans held for investment	$9,445	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100.0% (8.09%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually analyzed loans held for investment	$9,363	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-50.0% (8.01%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2025 and December 31, 2024. (In thousands)

	Fair Value Measurements at March 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$75,407	$75,407	$75,407	$-	$-
Loans receivable, net	1,750,827	1,737,188	-	-	1,737,188
Mortgage servicing rights	197	575	-	-	575
Regulatory stock (1)	7,616	7,616	7,616	-	-
Bank owned life insurance (1)	46,914	46,914	46,914	-	-
Accrued interest receivable (1)	8,587	8,587	8,587	-	-
Financial liabilities:
Deposits	2,004,448	1,938,510	1,123,296	-	815,214
Short-term borrowings (1)	-	-	-	-	-
Other borrowings	118,590	118,705	-	-	118,705
Accrued interest payable (1)	13,864	13,864	13,864	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,339	$72,339	$72,339	$-	$-
Loans receivable, net	1,693,795	1,687,128	-	-	1,687,128
Mortgage servicing rights	199	575	-	-	575
Regulatory stock (1)	13,366	13,366	13,366	-	-
Bank owned life insurance (1)	46,657	46,657	46,657	-	-
Accrued interest receivable (1)	8,466	8,466	8,466	-	-
Financial liabilities:
Deposits	1,859,163	1,788,123	1,023,619	-	764,504
Short-term borrowings (1)	113,069	113,069	113,069	-	-
Other borrowings	101,793	102,220	-	-	102,220
Accrued interest payable (1)	12,615	12,615	12,615	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.          Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2025 and December 31, 2024, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of March 31, 2025 and December 31, 2024 was $1,011,000 and $1,193,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2025	December 31, 2024	Interest Rate Paid	Interest Rate Received	March 31, 2025	December 31, 2024
Customer interest rate swap

Maturing November, 2030	$5,669	$5,766	Term SOFR + Margin	Fixed	$618	$729
Maturing December, 2030	3,687	3,758	Term SOFR + Margin	Fixed	393	464

Total	$9,356	$9,524			$1,011	$1,193

Third party interest rate swap

Maturing November, 2030	$5,669	$5,766	Fixed	Term SOFR + Margin	$618	$729
Maturing December, 2030	3,687	3,758	Fixed	Term SOFR + Margin	393	464

Total	$9,356	$9,524			$1,011	$1,193

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2025
Interest rate derivatives	Other assets	$1,011	Other liabilities	$1,011

December 31, 2024
Interest rate derivatives	Other assets	1,193	Other liabilities	1,193

11.           New and Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities.  The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

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

12.Segment Reporting

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

The accounting policies for the Community Banking segment are the same as those of our consolidated entity, which are described in Note 2 in the Annual Report filed on Form 10-K. Information utilized in the performance assessment by the chief operating decision maker is consistent with the level of aggregation disclosed in the Consolidated Statement of Income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q may include certain forward-looking statements based on current management expectations. Such forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may”, “will”, “believe”, “expect”, “estimate”, “anticipate”, “continue”, or similar terms or variations on those terms, or the negative of those terms. The actual results of the Company could differ materially from those management expectations. This includes statements regarding general economic conditions, legislative and regulatory changes, monetary, trade, tariff and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities and failure to integrate or profitably operate acquired businesses. Additional potential factors include changes in interest rates, the rate of inflation, deposit flows, cost of funds, demand for loan products and financial services, competition and changes in the quality or composition of loan and investment portfolios of the Company. Other factors that could cause future results to vary from current management expectations include changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and prices, instability in the banking system, and the potential for a recessionary economy. Further description of the risks and uncertainties to the business are included in the Company’s other filings with the Securities and Exchange Commission.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2024 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

Changes in Financial Condition

General

Total assets as of March 31, 2025 were $2.376 billion compared to $2.317 billion as of December 31, 2024. The increase was due primarily to a $57.6 million increase in gross loans outstanding.

Securities

The fair value of securities available for sale as of March 31, 2025 was $408.7 million compared to $397.8 million as of December 31, 2024. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2025, or the three months ended March 31, 2024. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.751 billion at March 31, 2025 compared to $1.694 billion as of December 31, 2024. The $57.0 million increase in net loans receivable during the three months ended March 31, 2025, was due primarily to a $14.3 million increase in commercial real estate loans, a $21.5 million increase in commercial loans, a $19.9 million increase in consumer loans, and a $1.9 million increase in residential, agricultural and construction loans, net.

The allowance for credit losses totaled $20,442,000 as of March 31, 2025, and represented 1.15% of total loans outstanding, compared to $19,843,000, or 1.16% of total loans outstanding, at December 31, 2024. The Company had net charge-offs for the three months ended March 31, 2025 of $324,000, compared to $323,000 in the corresponding period in 2024. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at March 31, 2025 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of March 31, 2025, non-performing loans totaled $7,951,000 or 0.45% of total loans compared to $7,874,000, or 0.46%, of total loans at December 31, 2024. At March 31, 2025, non-performing assets totaled $7,951,000, or 0.33%, of total assets, compared to $7,874,000, or 0.34%, of total assets at December 31, 2024.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$838	$940
Commercial	5,739	5,743
Agricultural	—	—
Construction	—	—
Commercial loans	153	127
Other agricultural loans	—	—
Consumer loans to individuals	1,200	910
Total non-accrual loans	7,930	7,720
Accruing loans which are contractually
past due 90 days or more	21	154
Total non-performing loans	7,951	7,874
Foreclosed real estate	—	—
Total non-performing assets	$7,951	$7,874

Allowance for credit losses	$20,442	$19,843

Coverage of non-performing loans	2.57%	2.52%
Non-performing loans to total loans	0.45%	0.46%
Non-performing loans to total assets	0.33%	0.34%
Non-performing assets to total assets	0.33%	0.34%

Deposits

During the three-months ended March 31, 2025, total deposits increased $145.3 million due primarily to an $80.6 million increase in interest-bearing demand, a $50.5 million increase in certificates of deposit, and a $14.2 million increase in other all other deposit categories, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-interest bearing demand	$391,377	$381,479
Interest-bearing demand	396,885	316,283
Money market deposit accounts	188,763	183,570
Savings	209,374	210,312
Time deposits <$250,000	527,906	494,551
Time deposits >$250,000	290,143	272,968
Total	$2,004,448	$1,859,163

Borrowings

Short-term borrowings were $0 at March 31, 2025, compared to $113.1 million at December 31, 2024, due primarily to a decrease in overnight borrowings.

Other borrowings as of March 31, 2025, were $118.6 million compared to $101.8 million as of December 31, 2024. Federal Reserve Bank borrowings decreased $20.0 million during the three-months ended March 31, 2025, while Federal Home Loan Bank borrowings increased $36.8 million during the three-months ended March 31, 2025.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2025	December 31, 2024
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$20,000	$20,000
Fixed rate borrowing due June 2025 at 4.61%	10,000	—
Fixed rate borrowing due September 2025 at 4.52%	10,000	—
Amortizing fixed rate borrowing due September 2025 at 5.67%	1,304	1,941
Fixed rate borrowing due December 2025 at 4.44%	10,000	—
Fixed rate borrowing due March 2026 at 4.31%	10,000	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	16,901	18,751
Amortizing fixed rate borrowing due July 2028 at 4.70%	10,385	11,101
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$118,590	$81,793

Notes with the Federal Reserve Bank
Fixed rate borrowing due January 2025 at 4.76%	—	20,000
	$—	$20,000

Stockholders’ Equity and Capital Ratios

As of March 31, 2025, total stockholders’ equity was $220.7 million, compared to $213.5 million as of December 31, 2024. Total stockholders’ equity increased $5.8 million due to net income and $4.4 million due to an increase in the fair value of securities in the available-for-sale portfolio, offset partially by $2.9 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2025	December 31, 2024
Tier 1 Capital
(To average assets)	9.40%	9.36%
Tier 1 Capital
(To risk-weighted assets)	12.07%	12.35%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.07%	12.35%
Total Capital
(To risk-weighted assets)	13.19%	13.45%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of March 31, 2025.

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

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $75.4 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $408.7 million which could be used for liquidity needs. Total liquidity of $484.1 million as of March 31, 2025, represents 20.4% of total assets, compared to $470.1 million and 20.3% of total assets as of December 31, 2024. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2025 and December 31, 2024. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2025. There were no borrowings under this line as of March 31, 2025 and December 31, 2024.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10,000,000. There were no borrowings under this line as of March 31, 2025 and December 31, 2024.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $658,298,000 as of March 31, 2025, of which $118,590,000 was outstanding in the form of borrowings as of March 31, 2025. As of December 31, 2024, the maximum borrowing capacity was $654,838,000, of which $15,525,000 of borrowings was outstanding as of December 31, 2024. Additionally, as of March 31, 2025, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $146,425,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2024, there was $146,975,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 37. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 38. Although the

Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$20,802	$226	4.41%	$53,930	$730	5.44%
Securities available for sale:
Taxable	408,427	3,623	3.60	402,275	2,147	2.15
Tax-exempt (1)	44,242	312	2.86	69,880	481	2.77
Total securities available for sale (1)	452,669	3,935	3.53	472,155	2,628	2.24
Loans receivable (1) (4) (5)	1,743,572	26,120	6.08	1,612,106	23,775	5.93
Total interest-earning assets	2,217,043	30,281	5.54	2,138,191	27,133	5.10
Non-interest earning assets:
Cash and due from banks	28,705			24,593
Allowance for credit losses	(20,154)			(19,096)
Other assets	93,131			73,692
Total non-interest earning assets	101,682			79,189
Total Assets	$2,318,725			$2,217,380
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$546,884	$2,801	2.08	$449,825	$2,311	2.07
Savings	211,905	142	0.27	235,545	250	0.43
Time	793,803	7,805	3.99	725,199	7,549	4.19
Total interest-bearing deposits	1,552,592	10,748	2.81	1,410,569	10,110	2.88
Short-term borrowings	44,297	458	4.19	57,997	336	2.33
Other borrowings	93,549	1,021	4.43	155,498	1,782	4.61
Total interest-bearing liabilities	1,690,438	12,227	2.93	1,624,064	12,228	3.03
Non-interest bearing liabilities:
Demand deposits	380,544			386,066
Other liabilities	29,549			25,162
Total non-interest bearing liabilities	410,093			411,228
Stockholders' equity	218,194			182,088
Total Liabilities and Stockholders' Equity	$2,318,725			$2,217,380
Net interest income/spread (tax equivalent basis)		18,054	2.61%		14,905	2.08%
Tax-equivalent basis adjustment		(197)			(195)
Net interest income		$17,857			$14,710
Net interest margin (tax equivalent basis)			3.30%			2.80%

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

	Increase/(Decrease)
	Three months ended March 31, 2025 Compared to
	Three months ended March 31, 2024 Compared to
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(439)	$(65)	$(504)
Securities available for sale:
Taxable	53	1,423	1,476
Tax-exempt securities	(179)	10	(169)
Total securities	(126)	1,433	1,307
Loans receivable	1,767	578	2,345
Total interest-earning assets	1,202	1,946	3,148
Interest-bearing liabilities:
Interest-bearing demand and money market	478	12	490
Savings	(17)	(91)	(108)
Time	657	(401)	256
Total interest-bearing deposits	1,118	(480)	638
Short-term borrowings	(118)	240	122
Other borrowings	(716)	(45)	(761)
Total interest-bearing liabilities	284	(285)	(1)
Net interest income (tax-equivalent basis)	$918	$2,231	$3,149

Comparison of Operating Results for the Three Months Ended March 31, 2025 to March 31, 2024

General

For the three months ended March 31, 2025, net income totaled $5,773,000 compared to net income of $4,433,000 in the three months ended March 31, 2024. The increase in net income for the three months ended March 31, 2025, was due primarily to a $3,147,000 increase in net interest income, offset by a $1,481,000 increase in the provision for credit losses. Earnings per share for the three-months ended March 31, 2025 were $0.63 per share for basic shares and fully diluted shares, compared to $0.55 per share for basic shares and for fully diluted shares for the three months ended March 31, 2024. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2025 were 1.01% and 10.73%, respectively, compared to 0.80% and 9.79%, respectively, for the same period in 2024.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2025 to March 31, 2024
Net income three months ended March 31, 2024	$4,433
Change due to:
Net interest income	3,147
Provision for credit losses	(1,481)
Net gains on sales of securities and loans	—
Service charges and fees	170
Earnings and proceeds on bank-owned life insurance	18
Other income	157
Salaries and employee benefits	(337)
Occupancy, furniture and equipment	(117)
Data processing related	(63)
Professional fees	(74)
All other expenses	259
Income tax expense	(339)
Net income three months ended March 31, 2025	$5,773

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2025 totaled $18,054,000 which was $3,149,000 higher than the comparable period in 2024. The increase in net interest income was due primarily to a $3,148,000 increase in total interest income. The (fte) net interest spread and net interest margin were 2.61% and 3.30%, respectively, for the three months ended March 31, 2025 compared to 2.08% and 2.80%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 35.

For the three-months ended March 31, 2025, interest income (fte) totaled $30,281,000, with a yield on average earning assets of 5.54% compared to $27,133,000 and 5.10% for the three months ended March 31, 2024. Average loans increased $131,466,000 during the three-months ended March 31, 2025, over the comparable period of 2024, while average securities decreased $19,486,000 compared to the three months ended March 31, 2024. Average earning assets totaled $2.217 billion for the three months ended March 31, 2025, an increase of $78,852,000, over average earning assets for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 35.

Interest expense for the three months ended March 31, 2025 totaled $12,227,000, at an average cost of 2.93%, compared to $12,228,000, at an average cost of 3.03% for the same period in 2024. The decrease in interest expense during the three-months ended March 31, 2025 reflects the overall lower level of market interest rates. During the three months ended March 31, 2025, the average cost of time deposits, which is the most significant component of funding costs, decreased 20 basis points compared to the same three-month period of last year, while savings costs decreased 16 basis points and short-term borrowing costs increased 186 basis points compared to the same three-month period of 2024.

Provision for Credit Losses

The Company had a provision for credit losses of $857,000 during the three months ended March 31, 2025, compared to a release of credit losses of $624,000 for the three months ended March 31, 2024. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $324,000 for the quarter ended March 31, 2025, compared to a net charge-off of $323,000 for the similar period in 2024. At March 31, 2025, the allowance for credit losses related to loans receivable was 1.15% of loans receivable. Additionally, at March 31, 2025, the allowance for credit losses related to loans receivable represented 257% of non-performing loans.

Other Income

Other income totaled $2,351,000 for the three months ended March 31, 2025, compared to $2,006,000 for the same period in 2024. The increase was due primarily to an increase in service charges and fees of $170,000. All other categories of other income increased $175,000, net, during the three months ended March 31, 2025.

Other Expense

Other expense for the three months ended March 31, 2025 totaled $12,064,000, which was $332,000 higher than the same period of 2024, due primarily to a $99,000 increase in taxes, other than income, a $117,000 increase in occupancy, furniture and equipment, and a $337,000 increase in salaries and employee benefits during the three months ended March 31, 2025. All other categories of other expense increased $221,000, net, during the three months ended March 31, 2025.

Income Tax Expense

Income tax expense totaled $1,514,000 for an effective tax rate of 20.8% for the three months ended March 31, 2025 compared to $1,175,000 for an effective tax rate of 21.0% for the three months ended March 31, 2024.

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

We utilize the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. Management routinely monitors simulated net interest income sensitivity over a rolling two-year horizon. The simulation model captures the impact of changing interest rates on the interest income received and the interest expense paid on all assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to the asset and liability policy limits that specify a maximum tolerance level for net interest income exposure over a one-year horizon given 100 through 300-basis point upward and 100 through 200 downward shifts in interest rates. A parallel and pro-rata shift in rates over a twelve-month period is assumed.

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the three months ended March 31, 2025, the U.S. Treasury yield curve has flattened slightly. For the first three months of 2025, the yield on U.S. Treasury 5-year notes decreased 42 basis points from 4.38% to 3.96%, while the yield on 3-month Treasury bills decreased 5 basis points from 4.37% to 4.32%. The 3-month/5-year Treasury spread decreased from a positive 1 basis point at December 31, 2024 to a negative 36 basis points at March 31, 2025. A continued flattening or inversion in the yield curve may adversely affect net interest income as reinvestment of cash flows may be at lower rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further lowering short-term rates.

The following reflects our net interest income sensitivity analysis at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(5,881)	-6.8%	(3,606)	-3.7%
+200	(3,792)	-4.4%	(2,064)	-2.1%
+100	(1,786)	-2.1%	(783)	-0.8%
Static	-	0.0%	-	0.0%
(100)	1,261	1.5%	(834)	-0.9%
(200)	723	0.8%	(5,441)	-5.6%

	December 31, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,364)	-7.9%	(4,164)	-4.5%
+200	(4,131)	-5.1%	(2,500)	-2.7%
+100	(1,963)	-2.4%	(1,043)	-1.1%
Static	-	0.0%	-	0.0%
(100)	1,438	1.8%	(380)	-0.4%
(200)	1,441	1.8%	(4,472)	-4.8%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 4.4% in year 1 and decrease net interest income by 2.1% in year 2. Our balance sheet sensitivity to such a move in interest rates at March 31, 2025 decreased as compared to December 31, 2024 (which was a decrease of 5.1% in net interest income over a twelve-month period). This decrease in sensitivity is the result in a decrease in the balance of borrowed funds over the three month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio declined to 5.0 Years at March 31, 2025 from 5.50 at December 31, 2024.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2025.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2025	-	$-	-	257,905
February 1 – 28, 2025	10,498	25.65	10,498	247,407
March 1 – 31, 2025	3,173	24.96	3,173	244,234
Total	13,671	$25.49	13,671	244,234

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
101

The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: May 9, 2025	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)