Form 10-Q
period 2025-06-30
NORWOOD FINANCIAL CORP
filed 2025-08-08
CIK 1013272

j

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2025
Common stock, par value $0.10 per share	9,261,575

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$32,052	$27,562
Interest-bearing deposits with banks	20,993	44,777
Cash and cash equivalents	53,045	72,339
Securities available for sale, at fair value (net of allowance for credit losses of $0)	402,460	397,846
Loans receivable (net of allowance for credit losses of $20,908 and $19,843)	1,769,666	1,693,795
Regulatory stock, at cost	7,538	13,366
Bank premises and equipment, net	21,608	19,657
Bank owned life insurance	46,099	46,657
Accrued interest receivable	8,642	8,466
Deferred tax assets, net	17,693	17,696
Goodwill	29,266	29,266
Other intangibles	121	152
Other assets	9,212	18,222
TOTAL ASSETS	$2,365,350	$2,317,462
LIABILITIES
Deposits:
Non-interest bearing demand	$406,358	$381,479
Interest-bearing	1,591,476	1,477,684
Total deposits	1,997,834	1,859,163
Short-term borrowings	26,500	113,069
Other borrowings	85,350	101,793
Accrued interest payable	10,975	12,615
Other liabilities	19,266	17,314
TOTAL LIABILITIES	2,139,925	2,103,954
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2025: 9,490,505 shares, 2024: 9,487,068 shares	949	949
Surplus	126,990	126,514
Retained earnings	131,199	124,963
Treasury stock at cost: 2025: 229,983 shares; 2024: 214,161 shares	(6,208)	(5,797)
Accumulated other comprehensive loss	(27,505)	(33,121)
TOTAL STOCKHOLDERS’ EQUITY	225,425	213,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,365,350	$2,317,462

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans receivable, including fees	$27,115	$24,121	$53,103	$47,802
Securities	3,871	2,584	7,742	5,109
Interest bearing deposits with other banks	220	966	446	1,697
Total interest income	31,206	27,671	61,291	54,608
INTEREST EXPENSE
Deposits	10,869	10,687	21,617	20,796
Short-term borrowings	211	356	669	692
Other borrowings	1,061	1,703	2,082	3,485
Total interest expense	12,141	12,746	24,368	24,973
NET INTEREST INCOME	19,065	14,925	36,923	29,635
PROVISION FOR (RELEASE OF) CREDIT LOSSES
Provision for (release of) credit losses	841	297	1,764	(328)
Provision for off balance sheet commitments	109	50	43	52
Total provision for (release of) credit losses	950	347	1,807	(276)
NET INTEREST INCOME AFTER
PROVISION FOR (RELEASE OF) CREDIT LOSSES	18,115	14,578	35,116	29,911
OTHER INCOME
Service charges and fees	1,514	1,504	3,027	2,847
Income from fiduciary activities	226	225	551	463
Gains on sales of loans, net	65	36	112	42
Earnings and proceeds on bank owned life insurance	266	253	552	520
Other	177	189	357	341
Total other income	2,248	2,207	4,599	4,213
OTHER EXPENSES
Salaries and employee benefits	6,605	5,954	13,077	12,090
Occupancy, furniture & equipment, net	1,349	1,229	2,727	2,489
Data processing and related operations	1,189	1,024	2,274	2,046
Taxes, other than income	192	179	385	272
Professional fees	623	508	1,282	1,092
Federal Deposit Insurance Corporation insurance	355	309	761	670
Foreclosed real estate	137	15	141	36
Amortization of intangibles	15	19	30	38
Other	2,066	2,207	3,918	4,442
Total other expenses	12,531	11,444	24,595	23,175
INCOME BEFORE INCOME TAXES	7,832	5,341	15,120	10,949
INCOME TAX EXPENSE	1,627	1,128	3,142	2,303
NET INCOME	$6,205	$4,213	$11,978	$8,646
BASIC EARNINGS PER SHARE	$0.67	$0.52	$1.30	$1.07
DILUTED EARNINGS PER SHARE	$0.67	$0.52	$1.30	$1.07

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2025	2024
Net income	$6,205	$4,213
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding gains (losses)	1,492	(533)
Tax effect	(313)	113
Other comprehensive income (loss)	1,179	(420)
Comprehensive Income	$7,384	$3,793

	Six Months Ended
	June 30,
	2025	2024
Net income	$11,978	$8,646
Other comprehensive income (loss)
Investment securities available for sale:
Unrealized holding (loss) gain	7,108	(3,129)
Tax effect	(1,492)	658
Other comprehensive income (loss)	5,616	(2,471)
Comprehensive Income	$17,594	$6,175

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2025 and 2024

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	11,978	-	-	-	11,978
Other comprehensive income	-	-	-	-	-	-	5,616	5,616
Cash dividends declared ($0.62 per share)	-	-	-	(5,742)	-	-	-	(5,742)
Acquisition of treasury stock	-	-	-	-	15,822	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	295	-	-	(62)	-	233
Director retainer stock	2,217	-	57	-	-	-	-	57
Compensation expense related to stock options	-	-	124	-	-	-	-	124
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net income	-	-	-	8,646	-	-	-	8,646
Other comprehensive loss	-	-	-	-	-	-	(2,471)	(2,471)
Cash dividends declared ($0.60 per share)	-	-	-	(4,860)	-	-	-	(4,860)
Acquisition of treasury stock	-	-	-	-	19,191	(580)	-	(580)
Compensation expense related to restricted stock	1,004	-	207	-	-	-	-	207
Compensation expense related to stock options	-	-	175	-	-	-	-	175
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	219,881	$(5,977)	$(49,819)	$182,187

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity(unaudited)

Three Months Ended June 30, 2025 and 2024

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, March 31, 2025	9,489,398	$949	$126,785	$127,865	229,979	$(6,208)	$(28,684)	$220,707
Net income	-	-	-	6,205	-	-	-	6,205
Other comprehensive income	-	-	-	-	-	-	1,179	1,179
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Acquisition of treasury stock	-	-	-	-	4	-	-	-
Compensation expense related to restricted stock	-	-	116	-	-	-	-	116
Director retainer stock	1,107	-	27	-	-	-	-	27
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, March 31, 2024	8,310,847	$831	$97,893	$137,285	200,690	$(5,397)	$(49,399)	$181,213
Net income	-	-	-	4,213	-	-	-	4,213
Other comprehensive loss	-	-	-	-	-	-	(420)	(420)
Cash dividends declared ($0.30 per share)	-	-	-	(2,428)	-	-	-	(2,428)
Acquisition of treasury stock	-	-	-	-	19,191	(580)	-	(580)
Compensation expense related to restricted stock	1,004	-	103	-	-	-	-	103
Compensation expense related to stock options	-	-	86	-	-	-	-	86
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	219,881	$(5,977)	$(49,819)	$182,187

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,978	$8,646
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	1,807	(276)
Depreciation	658	660
Amortization of intangible assets	30	38
Deferred income taxes	(1,489)	303
Net (accretion) amortization of securities premiums and discounts	(319)	221
Earnings and proceeds on life insurance policies	(552)	(520)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	—	(32)
Net amortization of loan fees	388	297
Net gain on sale of loans	(112)	(42)
Mortgage loans originated for sale	(5,584)	(2,360)
Proceeds from sale of loans originated for sale	5,696	2,402
Compensation expense related to stock options	124	175
Compensation expense related to restricted stock	233	207
Increase in accrued interest receivable	(176)	(206)
(Decrease) increase in accrued interest payable	(1,640)	2,819
Other, net	4,811	1,024
Net cash provided by operating activities	15,853	13,356
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	30,223	29,321
Purchases	(27,410)	(23,990)
Purchase of regulatory stock	(10,946)	(4,684)
Redemption of regulatory stock	16,774	5,559
Net increase in loans	(71,844)	(38,824)
Proceeds from bank-owned life insurance	1,101	838
Purchase of premises and equipment	(2,609)	(1,087)
Proceeds from sales of foreclosed real estate owned	—	109
Net cash used in investing activities	(64,711)	(32,758)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	138,671	16,013
Net decrease in short-term borrowings	(86,569)	(11,741)
Repayments of other borrowings	(56,443)	(36,149)
Proceeds from other borrowings	40,000	60,000
Purchase of treasury stock	(349)	(580)
Cash dividends paid	(5,746)	(4,866)
Net cash provided by financing activities	29,564	22,677
Decrease (increase) in cash and cash equivalents	(19,294)	3,275
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,339	66,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$53,045	$69,395

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$26,008	$22,154
Income taxes paid, net of refunds	$196	$657
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,238	$798
Dividends payable	$2,871	$2,427

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six-month periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future interim period.

2.           Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month and six-month periods ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$117	$113
ATM fees	61	107
Overdraft fees	385	345
Safe deposit box rental	21	20
Loan related service fees	133	189
Debit card fees	555	616
Fiduciary activities	226	225
Commissions on mutual funds and annuities	194	76
Gains on sales of other real estate owned	—	32
Other income	177	157
Noninterest Income (in-scope of Topic 606)	1,869	1,880
Out-of-scope of Topic 606:
Loan servicing fees	48	38
Gains on sales of loans	65	36
Earnings on and proceeds from bank-owned life insurance	266	253
Noninterest Income (out-of-scope of Topic 606)	379	327
Total Noninterest Income	$2,248	$2,207

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$227	$225
ATM fees	155	213
Overdraft fees	748	700
Safe deposit box rental	46	45
Loan related service fees	281	319
Debit card fees	1,143	1,142
Fiduciary activities	551	463
Commissions on mutual funds and annuities	340	144
Gains on sales of other real estate owned	—	32
Other income	357	309
Noninterest Income (in-scope of Topic 606)	3,848	3,592
Out-of-scope of Topic 606:
Loan servicing fees	87	59
Gains on sales of loans	112	42
Earnings on and proceeds from bank-owned life insurance	552	520
Noninterest Income (out-of-scope of Topic 606)	751	621
Total Noninterest Income	$4,599	$4,213

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average shares outstanding	9,260	8,090	9,264	8,104
Less: Unvested restricted shares	(52)	(45)	(52)	(46)
Basic EPS weighted average shares outstanding	9,208	8,045	9,212	8,058
Basic EPS weighted average shares outstanding	9,208	8,045	9,212	8,058
Add: Dilutive effect of stock options and restricted shares	2	3	2	3
Diluted EPS weighted average shares outstanding	9,210	8,048	9,214	8,061

For the three and six month periods ended June 30, 2025, there were 189,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.78 per share as of June 30, 2025.

For the three and six month periods ended June 30, 2024, there were 191,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.38 per share as of June 30, 2024.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2025, no stock options were granted. As of June 30, 2025, there was $124,000 of total unrecognized compensation cost related to non-vested options granted in 2024 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2025. Compensation costs related to stock options amounted to $124,000 and $175,000 during the six-month periods ended June 30, 2025 and 2024, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2025 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2025	220,600	$29.78	6.1	Yrs.	$112
Granted	—	—	—
Exercised	—	—	—
Forfeited	(20,000)	29.69	7.1
Outstanding at June 30, 2025	200,600	$29.78	6.1	Yrs.	$52
Exercisable at June 30, 2025	169,100	$30.26	5.4	Yrs.	$52

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $25.78 per share as of June 30, 2025 and $27.21 per share as of December 31, 2024.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2025 and 2024 is as follows:

	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	54,484	$28.55	45,966	$29.90
Granted	1,220	26.44	1,004	24.90
Vested	(1,400)	25.59	(1,200)	25.71
Forfeited	(2,147)	28.99	—	—
Non-vested, June 30,	52,157	$28.56	45,770	$29.35

The expected future compensation expense relating to the 52,157 shares of non-vested restricted stock outstanding as of June 30, 2025 is $1,271,000. This cost will be recognized over the remaining vesting period of 4.50 years. Compensation costs related to restricted stock amounted to $233,000 and $207,000 during the six-month periods ended June 30, 2025 and 2024, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three and six months ended June 30, 2025 and 2024:

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	5,616
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	5,616
Balance as of June 30, 2025	$(27,505)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive loss before reclassification	(2,471)
Amount reclassified from accumulated other comprehensive income	-
Total other comprehensive loss	(2,471)
Balance as of June 30, 2024	$(49,819)

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of March 31, 2025	$(28,684)
Other comprehensive income before reclassification	1,179
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	1,179
Balance as of June 30, 2025	$(27,505)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of March 31, 2024	$(49,399)
Other comprehensive loss before reclassification	(420)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(420)
Balance as of June 30, 2024	$(49,819)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 and 2024.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2025	2024
Commitments to grant loans	$98,378	$94,714
Unfunded commitments under lines of credit	158,382	157,184
Standby letters of credit	5,745	7,221
	$262,505	$259,119

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

7.Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	June 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$17,791	$22	$(1)	$-	$17,812
U.S. Government agencies	10,000	15	(454)	-	9,561
States and political subdivisions	106,469	-	(18,721)	-	87,748
Corporate obligations	3,535	27	(31)	-	3,531
Mortgage-backed securities-
government sponsored entities	300,002	2,064	(18,258)	-	283,808
Total debt securities	$437,797	$2,128	$(37,465)	$-	$402,460

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$19,623	$12	$(37)	$-	$19,598
U.S. Government agencies	11,998	-	(634)	-	11,364
States and political subdivisions	106,677	-	(19,403)	-	87,274
Mortgage-backed securities-government
sponsored entities	301,992	115	(22,497)	-	279,610
Total debt securities	$440,290	$127	$(42,571)	$-	$397,846

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$2,000	$(1)	$-	$-	$2,000	$(1)
U.S. Government agencies	1,995	(5)	4,551	(449)	6,546	(454)
States and political subdivisions	684	-	86,073	(18,721)	86,757	(18,721)
Corporate obligations	2,004	(31)	-	-	2,004	(31)
Mortgage-backed securities-government sponsored entities	48,355	(477)	98,042	(17,781)	146,397	(18,258)
	$55,038	$(514)	$188,666	$(36,951)	$243,704	$(37,465)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$9,961	$(37)	$9,961	$(37)
U.S. Government agencies	6,988	(10)	4,376	(624)	11,364	(634)
States and political subdivisions	1,164	(21)	85,620	(19,382)	86,784	(19,403)
Mortgage-backed securities-government sponsored entities	177,674	(1,313)	94,237	(21,184)	271,911	(22,497)
	$185,826	$(1,344)	$194,194	$(41,227)	$380,020	$(42,571)

At June 30, 2025, the Company had 12 debt securities in an unrealized loss position in the less than twelve months category and 181 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2025 and 2024. The Company does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$13,765	$13,767
Due after one year through five years	8,496	8,381
Due after five years through ten years	69,515	59,496
Due after ten years	46,019	37,008
	137,795	118,652
Mortgage-backed securities-government sponsored entities	300,002	283,808
	$437,797	$402,460

There were no sales of securities available for sale for the three and six months ended June 30, 2025 and 2024.

Securities with a carrying value of $256,229,000 and $308,777,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2025		December 31, 2024
Real Estate Loans:
Residential	$332,631	18.6%	$330,856	19.3%
Commercial	736,969	41.1	716,875	41.8
Agricultural	62,077	3.5	63,488	3.7
Construction	68,013	3.8	53,020	3.1
Commercial loans	229,182	12.8	211,991	12.4
Other agricultural loans	27,132	1.5	30,077	1.7
Consumer loans to individuals	335,040	18.7	307,775	18.0
Total loans	1,791,044	100.0%	1,714,082	100.0%
Deferred fees, net	(470)		(444)
Total loans receivable	1,790,574		1,713,638
Allowance for credit losses	(20,908)		(19,843)
Net loans receivable	$1,769,666		$1,693,795

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, foreclosed real estate owned totaled $0 and $0, respectively. During the six months ended June 30, 2025, there were no additions to the foreclosed real estate category. As of June 30, 2025, the Company has initiated formal foreclosure proceedings on six properties classified as consumer residential mortgages with an aggregate carrying value of $273,000.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
June 30, 2025	(In thousands)
Individually evaluated	$982	$7,163	$—	$50	$829	$—	$1,204	$10,228
Collectively evaluated	331,649	729,806	62,077	67,963	228,353	27,132	333,836	1,780,816
Total Loans	$332,631	$736,969	$62,077	$68,013	$229,182	$27,132	$335,040	$1,791,044

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2024
Individually evaluated	$940	$7,197	$—	$—	$854	$—	$1,031	$10,022
Collectively evaluated	329,916	709,678	63,488	53,020	211,137	30,077	306,744	1,704,060
Total Loans	$330,856	$716,875	$63,488	$53,020	$211,991	$30,077	$307,775	$1,714,082

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2025 and December 31, 2024 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2025
Real Estate loans
Residential	$330,972	$128	$549	$-	$982	$1,659	$332,631
Commercial	729,599	1,319	341	-	5,710	7,370	736,969
Agricultural	62,029	-	48	-	-	48	62,077
Construction	67,963	-	-	-	50	50	68,013
Commercial loans	228,832	128	77	-	145	350	229,182
Other agricultural loans	27,132	-	-	-	-	-	27,132
Consumer loans	332,778	825	233	-	1,204	2,262	335,040
Total	$1,779,305	$2,400	$1,248	$-	$8,091	$11,739	$1,791,044

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2024
Real Estate loans
Residential	$329,578	$70	$268	$-	$940	$1,278	$330,856
Commercial	709,821	1,182	129	-	5,743	7,054	716,875
Agricultural	63,488	-	-		-	-	63,488
Construction	53,009	11	-	-	-	11	53,020
Commercial loans	211,520	194	117	33	127	471	211,991
Other agricultural loans	30,028	49	-	-	-	49	30,077
Consumer loans	305,676	805	263	121	910	2,099	307,775
Total	$1,703,120	$2,311	$777	$154	$7,720	$10,962	$1,714,082

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge Offs	-	(49)	-	-	-	(48)	(783)	(880)
Recoveries	-	-	-	-	96	-	85	181
(Release of) Provision for credit losses	(135)	(318)	(9)	279	105	50	1,792	1,764
Ending balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908
Ending balance individually evaluated	$-	$315	$-	$-	$-	$-	$294	$609
Ending balance collectively evaluated	$1,011	$10,724	$39	$1,163	$1,933	$164	$5,265	$20,299

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2025	$1,015	$10,585	$81	$985	$1,972	$169	$5,635	$20,442
Charge Offs	-	-	-	-	-	(10)	(454)	(464)
Recoveries	-	-	-	-	42	-	47	89
(Release of) Provision for credit losses	(4)	454	(42)	178	(81)	5	331	841
Ending balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	-	-	-	-	(85)	-	(939)	(1,024)
Recoveries	42	104	-	-	-	-	44	190
(Release of) Provision for credit losses	(262)	(2,423)	(17)	(93)	913	36	1,518	(328)
Ending balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806
Ending balance individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$164	$164
Ending balance collectively evaluated for impairment	$1,131	$9,552	$41	$840	$2,035	$130	$3,913	$17,642

(In thousands)	Residential Real Estate	Commercial Real Estate	Farmland	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2024	$1,197	$9,831	$84	$831	$1,987	$168	$3,922	$18,020
Charge Offs	-	-	-	-	(30)	-	(500)	(530)
Recoveries	-	2	-	-	-	-	17	19
(Release of) Provision for credit losses	(66)	(281)	(43)	9	78	(38)	638	297
Ending balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806

During the six months ended June 30, 2025, the Company recorded a provision for credit losses related to loans totaling $1,764,000. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
June 30, 2025
Real Estate loans
Residential	$982	$-	$982	$-	$982
Commercial	5,689	21	5,710	-	5,710
Agricultural	-	-	-	-	-
Construction	50	-	50	-	50
Commercial loans	145	-	145	-	145
Other agricultural loans	-	-	-	-	-
Consumer loans	288	916	1,204	-	1,204
Total	$7,154	$937	$8,091	$-	$8,091

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2024
Real Estate loans
Residential	$936	$4	$940	$-	$940
Commercial	5,739	4	5,743	-	5,743
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	127	-	127	33	160
Other agricultural loans	-	-	-	-	-
Consumer loans	570	340	910	121	1,031
Total	$7,372	$348	$7,720	$154	$7,874

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$60,518	$101,229	$71,736	$118,247	$93,843	$257,872	$19,688	$-	$723,133
Special Mention	-	4	-	255	-	1,901	-	-	2,160
Substandard	-	135	-	-	2,470	8,671	400	-	11,676
Doubtful	-	-	-	-	-	-	-	-	-
Total	$60,518	$101,368	$71,736	$118,502	$96,313	$268,444	$20,088	$-	$736,969

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$49	$-	$-	$49

Real Estate - Agriculture
Risk Rating
Pass	$1,817	$6,081	$3,741	$11,712	$3,843	$33,955	$324	$-	$61,473
Special Mention	-	-	-	-	-	429	150	-	579
Substandard	-	-	-	-	-	-	25	-	25
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,817	$6,081	$3,741	$11,712	$3,843	$34,384	$499	$-	$62,077

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$40,841	$46,075	$28,062	$27,408	$14,956	$22,119	$46,451	$-	$225,912
Special Mention	-	-	-	23	-	95	14	-	132
Substandard	-	-	265	392	648	858	975	-	3,138
Doubtful	-	-	-	-	-	-	-	-	-
Total	$40,841	$46,075	$28,327	$27,823	$15,604	$23,072	$47,440	$-	$229,182

Commercial loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other agricultural loans
Risk Rating
Pass	$1,321	$3,477	$1,522	$2,914	$2,086	$5,567	$8,663	$-	$25,550
Special Mention	-	-	-	-	-	107	-	-	107
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,321	$3,477	$1,522	$2,914	$2,086	$5,674	$10,138	$-	$27,132

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$48	$-

Total
Risk Rating
Pass	$104,497	$156,862	$105,061	$160,281	$114,728	$319,513	$75,126	$-	$1,036,068
Special Mention	-	4	-	278	-	2,532	164	-	2,978
Substandard	-	135	265	392	3,118	9,529	2,875	-	16,314
Doubtful	-	-	-	-	-	-	-	-	-
Total	$104,497	$157,001	$105,326	$160,951	$117,846	$331,574	$78,165	$-	$1,055,360

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,773	$74,242	$121,881	$104,720	$60,941	$217,435	$20,829	$-	$702,821
Special Mention	5	-	262	-	-	2,148	-	-	2,415
Substandard	135	-	-	2,461	1,405	7,238	400	-	11,639
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,913	$74,242	$122,143	$107,181	$62,346	$226,821	$21,229	$-	$716,875

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$6,257	$3,756	$12,036	$3,960	$7,148	$29,038	$336	$-	$62,531
Special Mention	-	-	-	-	-	773	150	-	923
Substandard	-	-	-	-	-	-	34	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,257	$3,756	$12,036	$3,960	$7,148	$29,811	$520	$-	$63,488

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$57,939	$34,088	$29,465	$19,163	$10,233	$15,042	$42,906	$-	$208,836
Special Mention	-	-	25	-	-	106	14	-	145
Substandard	-	277	429	711	-	743	850	-	3,010
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,939	$34,365	$29,919	$19,874	$10,233	$15,891	$43,770	$-	$211,991

Commercial loans
Current period gross charge-offs	$-	$11	$-	$-	$8	$51	$30	$-	$100

Other agricultural loans
Risk Rating
Pass	$4,358	$1,836	$3,721	$2,379	$2,134	$4,353	$9,697	$-	$28,478
Special Mention	-	-	-	-	-	127	-	-	127
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,358	$1,836	$3,721	$2,379	$2,134	$4,480	$11,169	$-	$30,077

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,327	$113,922	$167,103	$130,222	$80,456	$265,868	$73,768	$-	$1,002,666
Special Mention	5	-	287	-	-	3,154	164	-	3,610
Substandard	135	277	429	3,172	1,405	7,981	2,756	-	16,155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$171,467	$114,199	$167,819	$133,394	$81,861	$277,003	$76,688	$-	$1,022,431

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$9,024	$29,670	$40,390	$56,912	$50,204	$114,600	$30,849	$-	$331,649
Nonperforming	-	-	125	218	174	428	37	-	982
Total	$9,024	$29,670	$40,515	$57,130	$50,378	$115,028	$30,886	$-	$332,631

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$6,971	$35,973	$13,639	$8,679	$342	$118	$2,241	$-	$67,963
Nonperforming	-	-	-	50	-	-	-	-	50
Total	$6,971	$35,973	$13,639	$8,729	$342	$118	$2,241	$-	$68,013

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$74,280	$111,882	$77,601	$42,260	$12,300	$14,736	$777	$-	$333,836
Nonperforming	73	209	351	369	109	93	-	-	1,204
Total	$74,353	$112,091	$77,952	$42,629	$12,409	$14,829	$777	$-	$335,040

Consumer loans to individuals
Current period gross charge-offs	$3	$191	$229	$209	$59	$92	$-	$-	$783

Total
Payment Performance
Performing	$90,275	$177,525	$131,630	$107,851	$62,846	$129,454	$33,867	$-	$733,448
Nonperforming	73	209	476	637	283	521	37	-	2,236
Total	$90,348	$177,734	$132,106	$108,488	$63,129	$129,975	$33,904	$-	$735,684

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$22,842	$41,384	$60,194	$52,712	$32,161	$89,965	$30,658	$-	$329,916
Nonperforming	-	125	52	184	-	560	19	-	940
Total	$22,842	$41,509	$60,246	$52,896	$32,161	$90,525	$30,677	$-	$330,856

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$125,254	$93,392	$52,009	$15,679	$8,316	$11,207	$887	$-	$306,744
Nonperforming	97	401	377	114	26	16	-	-	1,031
Total	$125,351	$93,793	$52,386	$15,793	$8,342	$11,223	$887	$-	$307,775

Consumer loans to individuals
Current period gross charge-offs	$123	$511	$850	$203	$87	$75	$-	$-	$1,849

Total
Payment Performance
Performing	$176,913	$147,762	$121,227	$68,822	$40,477	$101,316	$33,163	$-	$689,680
Nonperforming	97	526	429	298	26	576	19	-	1,971
Total	$177,010	$148,288	$121,656	$69,120	$40,503	$101,892	$33,182	$-	$691,651

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the six months ended June 30, 2025, there were modifications made to borrowers experiencing financial difficulty consisting of six loan relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$295	0.04%	Deferred principal for 6 months
Commercial loans	481	0.21	Deferred principal for 4-6 months
Consumer loans to individuals	6	0.00	Deferred principal for 4 months

Total	$782

Term Extension

	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$1,423	0.19%	Added a weighted-average 6.0 months to the life of loans
Commercial loans	286	0.12	Added a weighted-average 5.0 years to the life of loans

Total	$1,709

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at June 30, 2025	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$3,749	0.51%	Deferred principal for 9 months and extended term by 9 months

Total	$3,749

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Term Extension

Commercial real estate loans	$1,423

$1,423

The following table depicts the performance of loans that have been modified during the period for which a payment default has occurred (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Commercial real estate loans	$1,423	$-	$-	$1,423

	$1,423	$-	$-	$1,423

The Company’s primary business activity as of June 30, 2025 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2025, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $162.7 million of loans outstanding, or 9.1% of total loans outstanding, and residential rentals with loans outstanding of $117.2 million, or 6.6% of loans outstanding. For the six months ended June 30, 2025, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of June 30, 2025 (in thousands):

Account Type	Outstanding as of June 30, 2025	Percent of Loans as of June 30, 2025

Commercial Rentals	$162,674	9.12%
Residential Rentals	117,244	6.57
Hotels/Motels	118,552	6.65
Builders/Contractors	37,375	2.10
Dairy Cattle/Milk Product	43,369	2.43
Fuel/Gas Stations	48,528	2.72
Government Support	22,656	1.27
Mobile Home Park	20,221	1.13
Wineries	22,448	1.26
Camps	23,635	1.33
Resorts	35,589	2.00

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$17,812	$17,812	$-	$-
U.S. Government agencies	9,561	-	9,561	-
States and political subdivisions	87,748	-	87,748	-
Corporate obligations	3,531	-	3,531	-
Mortgage-backed securities-government
sponsored entities	283,808	-	283,808	-
Interest rate derivatives	875	-	875	-

LIABILITIES
Interest rate derivatives	875	-	875	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,598	$19,598	$-	$-
U.S. Government agencies	11,364	-	11,364	-
States and political subdivisions	87,274	-	87,274	-
Mortgage-backed securities-government
sponsored entities	279,609	-	279,609	-
Interest rate derivatives	1,193	-	1,193	-

LIABILITIES
Interest rate derivatives	1,193	-	1,193	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2025
Individually analyzed loans held for investment	$9,619	$-	$-	$9,619
December 31, 2024
Individually analyzed loans held for investment	$9,363	$-	$-	$9,363

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2025, the fair value investment in individually analyzed loans totaled $9,619,000, which included 52 loan relationships with a carrying value of $7,153,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of June 30, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $456,000. As of June 30, 2025, the fair value investment in individually analyzed loans included 39 loan relationships with a carrying value of $3,075,000 that required a valuation allowance of $609,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of June 30, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2025
Individually analyzed loans held for investment	$9,619	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100.0% (9.48%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually analyzed loans held for investment	$9,363	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-50.0% (8.01%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024.

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

Mortgage servicing rights (carried at lower of cost or fair value)

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2025 and December 31, 2024. (In thousands)

	Fair Value Measurements at June 30, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$53,045	$53,045	$53,045	$-	$-
Loans receivable, net	1,769,666	1,758,620	-	-	1,758,620
Mortgage servicing rights	205	638	-	-	638
Regulatory stock (1)	7,538	7,538	7,538	-	-
Bank owned life insurance (1)	46,099	46,099	46,099	-	-
Accrued interest receivable (1)	8,642	8,642	8,642	-	-
Financial liabilities:
Deposits	1,997,834	1,933,904	1,119,178	-	814,726
Short-term borrowings (1)	26,500	26,500	26,500	-	-
Other borrowings	85,350	85,455	-	-	85,455
Accrued interest payable (1)	10,975	10,975	10,975	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

	Fair Value Measurements at December 31, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,339	$72,339	$72,339	$-	$-
Loans receivable, net	1,693,795	1,687,128	-	-	1,687,128
Mortgage servicing rights	199	575	-	-	575
Regulatory stock (1)	13,366	13,366	13,366	-	-
Bank owned life insurance (1)	46,657	46,657	46,657	-	-
Accrued interest receivable (1)	8,466	8,466	8,466	-	-
Financial liabilities:
Deposits	1,859,163	1,788,123	1,023,619	-	764,504
Short-term borrowings (1)	113,069	113,069	113,069	-	-
Other borrowings	101,793	102,220	-	-	102,220
Accrued interest payable (1)	12,615	12,615	12,615	-	-
Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	-	-	-	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2025 and December 31, 2024, based upon the swap contract values, the Company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2025 and December 31, 2024 was $875,000 and $1,193,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2025	December 31, 2024	Interest Rate Paid	Interest Rate Received	June 30, 2025	December 31, 2024
Customer interest rate swap

Maturing November, 2030	$5,565	$5,766	Term SOFR + Margin	Fixed	$534	$729
Maturing December, 2030	3,617	3,758	Term SOFR + Margin	Fixed	341	464

Total	$9,182	$9,524			$875	$1,193

Third party interest rate swap

Maturing November, 2030	$5,565	$5,766	Fixed	Term SOFR + Margin	$534	$729
Maturing December, 2030	3,617	3,758	Fixed	Term SOFR + Margin	341	464

Total	$9,182	$9,524			$875	$1,193

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2025
Interest rate derivatives	Other assets	$875	Other liabilities	$875

December 31, 2024
Interest rate derivatives	Other assets	1,193	Other liabilities	1,193

11.New and Recently Adopted Accounting Pronouncements

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the impact of this new guidance on its financial statements.

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

13.Proposed Acquisition of PB Bankshares, Inc.

On July 7, 2025, the Company and its wholly owned subsidiary, Wayne Bank, and PB Bankshares, Inc. (“PB Bankshares”), and its wholly owned subsidiary, Presence Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which PB Bankshares will merge with and into the Company, with the Company as the surviving corporation. Concurrent with the merger, it is expected that Presence Bank will merge with and into Wayne Bank.

PB Bankshares’ common stock is traded on the Nasdaq Capital Market under the trading symbol PBBK. At June 30, 2025, PB Bankshares had total consolidated assets of $464.1 million, total deposits of $363.4 million and total stockholders’ equity of $50.3 million.

Presence Bank is a stock savings bank organized under the laws of the Commonwealth of Pennsylvania and is subject to comprehensive regulation and examination by the FDIC and the Pennsylvania Department of Banking and Securities. Presence Bank operates from four offices and two loan production offices in Chester, Lancaster and Dauphin Counties, Pennsylvania. Presence Bank’s primary market area for deposits includes the communities in which it maintains banking office locations, while its primary lending market area is broader and includes customers in Lebanon, Dauphin and Cumberland Counties in Pennsylvania. Presence Bank is a community-oriented bank offering a variety of financial products and services to meet the needs of its customers.

Pursuant to the terms of the Merger Agreement, shareholders of PB Bankshares will have the opportunity to elect to receive for each share of PB Bankshares common stock they own, either 0.7850 shares of the Company’s common stock or $19.75 in cash. All shareholder elections will be subject to the allocation and proration procedures set forth in the Merger Agreement which are intended to ensure that 80% of the shares of PB Bankshares will be exchanged for the Company’s common stock and 20% of the shares of PB

Bankshares will be exchanged for cash. In the event of a greater than 20% decline in market value of the Company’s common stock and such decline is more than 20% of a decline in the market as measured by an index, PB Bankshares may, in certain circumstances, be able to terminate the Merger Agreement unless the Company increases the number of shares into which PB Bankshares common stock may be converted.

The senior management of the Company and Wayne Bank will remain the same following the merger. Following completion of the merger, Janak M. Amin, President and CEO of PB Bankshares and Presence Bank, will be appointed as Chief Operating Officer of the Company and Wayne Bank. Concurrently with the entering into of the Merger Agreement, the Company entered into an employment agreement and a non-compete and non-solicitation agreement with Mr. Amin, such agreements to be effective upon completion of the Merger. The Company may enter into additional employment agreements and non-compete and non-solicitation agreements with other executive officers of PB Bankshares, to be effective upon completion of the Merger.

On or immediately after the Effective Time of the Merger, the Company and Wayne Bank will appoint two former non-employee directors of Presence Bank to the boards of directors of the Company and Wayne Bank (the “Appointees”). One Appointee shall be appointed as a member of the class of the Company’s board of directors with a term expiring at the annual meeting in the calendar year two years after the Effective Time of the Merger and one with a term expiring in the calendar year three years after the Effective Time of the Merger. In addition, all non-employee directors serving on the Board of Directors of Bankshares as of the date of the Merger Agreement, who will not be selected to join the Boards of the Company and Wayne Bank, will be invited to join a newly-formed regional advisory board of Wayne Bank.

The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of PB Bankshares. The merger is expected to be completed in the fourth quarter of 2025 or in the first quarter of 2026.

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

Changes in Financial Condition

General

Total assets as of June 30, 2025 were $2.365 billion compared to $2.317 billion as of December 31, 2024. The increase was due primarily to a $77.0 million increase in gross loans outstanding.

Other Assets

Other assets as of June 30, 2025 were $9.2 million compared to $18.2 million as of December 31, 2024. The decrease was primarily due to the movement of $6.9 million in prepaid dealer fees from other assets to loans receivable.

Securities

The fair value of securities available for sale as of June 30, 2025 was $402.5 million compared to $397.8 million as of December 31, 2024. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decrease in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2025, or the six months ended June 30, 2024. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.770 billion at June 30, 2025 compared to $1.694 billion as of December 31, 2024. The $75.9 million increase in net loans receivable during the six months ended June 30, 2025, was due primarily to a $20.1 million increase in commercial real estate loans, a $17.2 million increase in commercial loans, a $27.3 million increase in consumer loans, and a $12.4 million increase in residential, agricultural and construction loans, net.

The allowance for credit losses totaled $20,908,000 as of June 30, 2025, and represented 1.17% of total loans outstanding, compared to $19,843,000, or 1.16% of total loans outstanding, at December 31, 2024. The Company had net charge-offs for the six months ended June 30, 2025 of $699,000, compared to $834,000 in the corresponding period in 2024. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at June 30, 2025 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2025, non-performing loans totaled $8,091,000 or 0.45% of total loans compared to $7,874,000, or 0.46%, of total loans at December 31, 2024. At June 30, 2025, non-performing assets totaled $8,091,000, or 0.34%, of total assets, compared to $7,874,000, or 0.34%, of total assets at December 31, 2024.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$982	$940
Commercial	5,710	5,743
Agricultural	—	—
Construction	50	—
Commercial loans	145	127
Other agricultural loans	—	—
Consumer loans to individuals	1,204	910
Total non-accrual loans	8,091	7,720
Accruing loans which are contractually
past due 90 days or more	—	154
Total non-performing loans	8,091	7,874
Foreclosed real estate	—	—
Total non-performing assets	$8,091	$7,874

Allowance for credit losses	$20,908	$19,843

Coverage of non-performing loans	2.58%	2.52%
Non-performing loans to total loans	0.45%	0.46%
Non-performing loans to total assets	0.34%	0.34%
Non-performing assets to total assets	0.34%	0.34%

Deposits

During the six-months ended June 30, 2025, total deposits increased $138.7 million due primarily to an $69.9 million increase in interest-bearing demand deposits, a $50.6 million increase in certificates of deposit, and a $18.2 million increase in all other deposit categories, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Non-interest bearing demand	$406,358	$381,479
Interest-bearing demand	386,229	316,283
Money market deposit accounts	186,297	183,570
Savings	200,870	210,312
Time deposits <$250,000	548,966	494,551
Time deposits >$250,000	269,114	272,968
Total	$1,997,834	$1,859,163

Borrowings

Short-term borrowings were $26.5 at June 30, 2025, compared to $113.1 million at December 31, 2024, due primarily to a decrease in overnight borrowings.

Other borrowings as of June 30, 2025, were $85.4 million compared to $101.8 million as of December 31, 2024. Federal Reserve Bank borrowings decreased $20.0 million during six-months ended June 30, 2025, while Federal Home Loan Bank borrowings increased $3.6 million during the six-months ended June 30, 2025.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2025	December 31, 2024
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$—	$20,000
Fixed rate borrowing due September 2025 at 4.52%	10,000	—
Amortizing fixed rate borrowing due September 2025 at 5.67%	656	1,941
Fixed rate borrowing due December 2025 at 4.44%	10,000	—
Fixed rate borrowing due March 2026 at 4.31%	10,000	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	15,032	18,751
Amortizing fixed rate borrowing due July 2028 at 4.70%	9,662	11,101
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$85,350	$81,793

Notes with the Federal Reserve Bank
Fixed rate borrowing due January 2025 at 4.76%	—	20,000
	$—	$20,000

Stockholders’ Equity and Capital Ratios

As of June 30, 2025, total stockholders’ equity was $225.4 million, compared to $213.5 million as of December 31, 2024. Total stockholders’ equity increased $12.0 million due to net income and $5.6 million due to an increase in the fair value of securities in the available-for-sale portfolio, offset partially by $5.7 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2025	December 31, 2024
Tier 1 Capital
(To average assets)	9.41%	9.36%
Tier 1 Capital
(To risk-weighted assets)	12.13%	12.35%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.13%	12.35%
Total Capital
(To risk-weighted assets)	13.27%	13.45%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of June 30, 2025.

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

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $53.0 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total securities available for sale of $402.5 million which could be used for liquidity needs. Total liquidity of $455.5 million as of June 30, 2025, represents 19.3% of total assets, compared to $470.1 million and 20.3% of total assets as of December 31, 2024. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2025 and December 31, 2024. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7,000,000 which expires June 30, 2026. There were no borrowings under this line as of June 30, 2025 and December 31, 2024.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10,000,000. There were no borrowings under this line as of June 30, 2025 and December 31, 2024.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $661,776,000 as of June 30, 2025, of which $85,350,000 was outstanding in the form of borrowings as of June 30, 2025. As of December 31, 2024, the maximum borrowing capacity was $654,838,000, of which $15,525,000 of borrowings was outstanding as of December 31, 2024. Additionally, as of June 30, 2025, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $144,725,000 as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2024, there was $146,975,000 outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on pages 42 and 46. Fully taxable equivalent interest income and net interest income is also reflected in the table on pages 43 and 47. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$19,085	$220	4.62%	$69,173	$967	5.62%
Securities available for sale:
Taxable	404,428	3,624	3.59	401,014	2,206	2.21
Tax-exempt (1)	44,158	312	2.83	69,126	477	2.78
Total securities available for sale (1)	448,586	3,936	3.52	470,140	2,683	2.30
Loans receivable (1) (4) (5)	1,783,626	27,249	6.13	1,629,283	24,220	5.98
Total interest-earning assets	2,251,297	31,405	5.60	2,168,596	27,870	5.17
Non-interest earning assets:
Cash and due from banks	30,323			26,422
Allowance for credit losses	(20,733)			(18,023)
Other assets	94,922			69,718
Total non-interest earning assets	104,512			78,117
Total Assets	$2,355,809			$2,246,713
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$573,904	$2,887	2.02	$450,918	$2,397	2.14
Savings	204,318	119	0.23	233,676	286	0.49
Time	821,725	7,863	3.84	755,224	8,004	4.26
Total interest-bearing deposits	1,599,947	10,869	2.72	1,439,818	10,687	2.99
Short-term borrowings	17,757	211	4.77	61,689	356	2.32
Other borrowings	95,792	1,061	4.44	149,442	1,703	4.58
Total interest-bearing liabilities	1,713,496	12,141	2.84	1,650,949	12,746	3.11
Non-interest bearing liabilities:
Demand deposits	389,323			387,962
Other liabilities	29,639			28,308
Total non-interest bearing liabilities	418,962			416,270
Stockholders' equity	223,351			179,494
Total Liabilities and Stockholders' Equity	$2,355,809			$2,246,713
Net interest income/spread (tax equivalent basis)		19,264	2.75%		15,124	2.06%
Tax-equivalent basis adjustment		(199)			(199)
Net interest income		$19,065			$14,925
Net interest margin (tax equivalent basis)			3.43%			2.80%

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

	Increase/(Decrease)
	Three months ended June 30, 2025 Compared to
	Three months ended June 30, 2024
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(690)	$(57)	$(747)
Securities available for sale:
Taxable	30	1,387	1,417
Tax-exempt securities	(170)	6	(164)
Total securities	(140)	1,393	1,253
Loans receivable	2,361	668	3,029
Total interest-earning assets	1,531	2,004	3,535
Interest-bearing liabilities:
Interest-bearing demand and money market	652	(163)	489
Savings	(19)	(148)	(167)
Time	672	(812)	(140)
Total interest-bearing deposits	1,305	(1,123)	182
Short-term borrowings	(299)	154	(145)
Other borrowings	(608)	(34)	(642)
Total interest-bearing liabilities	398	(1,003)	(605)
Net interest income (tax-equivalent basis)	$1,133	$3,007	$4,140

Comparison of Operating Results for the Three Months Ended June 30, 2025 to June 30, 2024

General

For the three months ended June 30, 2025, net income totaled $6,205,000 compared to net income of $4,213,000 in the three months ended June 30, 2024. The increase in net income for the three months ended June 30, 2025, was due primarily to a $4,140,000 increase in net interest income, offset by a $603,000 increase in the provision for credit losses and a $651,000 increase in salaries and benefits. Earnings per share for the three-months ended June 30, 2025 were $0.67 per share for basic shares and fully diluted shares, compared to $0.52 per share for basic shares and for fully diluted shares for the three months ended June 30, 2024. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2025 were 1.06% and 11.14%, respectively, compared to 0.75% and 9.44%, respectively, for the same period in 2024.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2025 to June 30, 2024
Net income three months ended June 30, 2024	$4,213
Change due to:
Net interest income	4,140
Provision for credit losses	(603)
Net gains on sales of securities and loans	29
Service charges and fees	10
Earnings and proceeds on bank-owned life insurance	13
Other income	(11)
Salaries and employee benefits	(651)
Occupancy, furniture and equipment	(120)
Data processing related	(165)
Professional fees	(115)
All other expenses	(36)
Income tax expense	(499)
Net income three months ended June 30, 2025	$6,205

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2025 totaled $19,264,000 which was $4,140,000 higher than the comparable period in 2024. The increase in net interest income was due primarily to a $3,535,000 increase in total interest income. The (fte) net interest spread and net interest margin were 2.75% and 3.43%, respectively, for the three months ended June 30, 2025 compared to 2.06% and 2.80%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

For the three-months ended June 30, 2025, interest income (fte) totaled $31,405,000, with a yield on average earning assets of 5.60% compared to $27,870,000 and 5.17% for the three months ended June 30, 2024. Average loans increased $154,343,000 during the three-months ended June 30, 2025, over the comparable period of 2024, while average securities decreased $21,554,000 compared to the three months ended June 30, 2024. Average earning assets totaled $2.251 billion for the three months ended June 30, 2025, an increase of $82,701,000, over average earning assets for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

Interest expense for the three months ended June 30, 2025 totaled $12,141,000, at an average cost of 2.84%, compared to $12,746,000, at an average cost of 3.11% for the same period in 2024. The decrease in interest expense during the three-months ended June 30, 2025 reflects the overall lower level of market interest rates. During the three months ended June 30, 2025, the average cost of time deposits, which is the most significant component of funding costs, decreased 42 basis points compared to the same three-month period of last year, while savings deposit costs decreased 26 basis points and short-term borrowing costs increased 245 basis points compared to the same three-month period of 2024.

Provision for Credit Losses

The Company had a provision for credit losses of $950,000 during the three months ended June 30, 2025, compared to a provision for credit losses of $347,000 for the three months ended June 30, 2024. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $375,000 for the quarter ended June 30, 2025, compared to a net charge-off of $511,000 for the similar period in 2024. At June 30, 2025, the allowance for credit losses related to loans receivable was 1.17% of loans receivable. Additionally, at June 30, 2025, the allowance for credit losses related to loans receivable represented 258% of non-performing loans.

Other Income

Other income totaled $2,248,000 for the three months ended June 30, 2025, compared to $2,207,000 for the same period in 2024. The increase was due primarily to an increase in gains on sales of loans of $29,000. All other categories of other income increased $12,000, net, during the three months ended June 30, 2025.

Other Expense

Other expense for the three months ended June 30, 2025 totaled $12,531,000, which was $1,087,000 higher than the same period of 2024, due primarily to a $651,000 increase in salaries and employee benefits, a $165,000 increase in data processing and related operations, a $122,000 increase in foreclosed real estate expenses, and a $120,000 increase in occupancy, furniture and equipment. All other categories of other expense increased $29,000, net, during the three months ended June 30, 2025.

Income Tax Expense

Income tax expense totaled $1,627,000 for an effective tax rate of 20.8% for the three months ended June 30, 2025 compared to $1,128,000 for an effective tax rate of 21.1% for the three months ended June 30, 2024.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$19,939	$446	4.51%	$61,551	$1,697	5.54%
Securities available for sale:
Taxable	406,416	7,247	3.60	401,645	4,353	2.18
Tax-exempt (1)	44,199	626	2.86	69,503	958	2.77
Total securities available for sale (1)	450,615	7,873	3.52	471,148	5,311	2.27
Loans receivable (1) (4) (5)	1,763,710	53,369	6.10	1,620,694	47,994	5.96
Total interest-earning assets	2,234,264	61,688	5.57	2,153,393	55,002	5.14
Non-interest earning assets:
Cash and due from banks	29,519			25,508
Allowance for loan losses	(20,445)			(18,559)
Other assets	94,031			71,705
Total non-interest earning assets	103,105			78,654
Total Assets	$2,337,369			$2,232,047
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$560,469	$5,688	2.05	$450,372	$4,707	2.10
Savings	208,090	261	0.25	234,611	536	0.46
Time	807,841	15,668	3.91	740,211	15,553	4.23
Total interest-bearing deposits	1,576,400	21,617	2.77	1,425,194	20,796	2.93
Short-term borrowings	30,954	669	4.36	59,843	692	2.33
Other borrowings	94,676	2,082	4.43	152,470	3,485	4.60
Total interest-bearing liabilities	1,702,030	24,368	2.89	1,637,507	24,973	3.07
Non-interest bearing liabilities:
Demand deposits	384,958			387,014
Other liabilities	29,594			26,735
Total non-interest bearing liabilities	414,552			413,749
Stockholders' equity	220,787			180,791
Total Liabilities and Stockholders' Equity	$2,337,369			$2,232,047
Net interest income/spread (tax equivalent basis)		37,320	2.68%		30,029	2.07%
Tax-equivalent basis adjustment		(397)			(394)
Net interest income		$36,923			$29,635
Net interest margin (tax equivalent basis)			3.37%			2.80%

Rate/Volume Analysis. The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
	Six months ended June 30, 2025 Compared to
	Six months ended June 30, 2024
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(1,128)	$(124)	$(1,252)
Securities available for sale:
Taxable	83	2,811	2,894
Tax-exempt securities	(352)	20	(332)
Total securities	(269)	2,831	2,562
Loans receivable	4,190	1,185	5,375
Total interest-earning assets	2,793	3,892	6,685
Interest-bearing liabilities:
Interest-bearing demand and money market	1,120	(139)	981
Savings	(36)	(239)	(275)
Time	1,354	(1,239)	115
Total interest-bearing deposits	2,438	(1,617)	821
Short-term borrowings	(432)	409	(23)
Other borrowings	(1,320)	(84)	(1,404)
Total interest-bearing liabilities	686	(1,292)	(606)
Net interest income (tax-equivalent basis)	$2,107	$5,184	$7,291

Comparison of Operating Results for the Six Months Ended June 30, 2025 to June 30, 2024

General

For the six months ended June 30, 2025, net income totaled $11,978,000 compared to net income of $8,646,000 in the six months ended June 30, 2024. The increase in net income for the six months ended June 30, 2025 was due primarily to a $7,288,000 increase in net interest income, offset by a $2,083,000 increase in the provision for credit losses, a $987,000 increase in salaries and benefits, and an increase of $839,000 in income tax expense. Earnings per share for the six-months ended June 30, 2025 were $1.30 per share for basic shares and fully diluted shares, compared to $1.07 per share for basic shares and fully diluted shares for the six months ended June 30, 2024. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2025 were 1.03% and 10.94%, respectively, compared to 0.78% and 9.62%, respectively, for the same period in 2024.

The following table sets forth changes in net income:

(dollars in thousands)	Six months ended
June 30, 2025 to June 30, 2024
Net income six months ended June 30, 2024	$8,646
Change due to:
Net interest income	7,288
Provision for credit losses	(2,083)
Service charges and fees	180
Net gains on sales of securities and loans	70
Earnings and proceeds on bank-owned life insurance	32
Other income	104
Salaries and employee benefits	(987)
Occupancy, furniture and equipment	(238)
Data processing related	(228)
Professional fees	(190)
All other expenses	223
Income tax expense	(839)
Net income six months ended June 30, 2025	$11,978

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2025 totaled $37,320,000 which was $7,291,000 higher than the comparable period in 2024. The increase in net interest income was due primarily to a $6,686,000 increase in total interest income. The (fte) net interest spread and net interest margin were 2.68% and 3.37%, respectively, for the six months ended June 30, 2025 compared to 2.07% and 2.80%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

For the six-months ended June 30, 2025, interest income (fte) totaled $61,688,000, with a yield on average earning assets of 5.57% compared to $55,002,000 and 5.14% for the six months ended June 30, 2024. Average loans increased $143,016,000 million during the six-months ended June 30, 2025, over the comparable period of 2024, while average securities decreased $20,533,000 million compared to the six months ended June 30, 2024. Average earning assets totaled $2.234 billion for the six months ended June 30, 2025, an increase of $80,871,000 million, over average earning assets for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

Interest expense for the six months ended June 30, 2025, totaled $24,368,000, at an average cost of 2.89%, compared to $24,973,000, at an average cost of 3.07% for the same period in 2024. The decrease in interest expense during the six-months ended June 30, 2025 reflects the overall lower level of market interest rates. During the six months ended June 30, 2025, the average cost of time deposits, which is the most significant component of funding costs, decreased 32 basis points compared to the same six-month period of last year, while short-term borrowing costs increased 203 basis points and other borrowing costs decreased 17 basis points compared to the same six-month period of 2024.

Provision for Credit Losses

The Company had a provision for credit loss expense of $1,807,000 during the six months ended June 30, 2025, compared to a release of provision for credit loss expense of $276,000 for the six months ended June 30, 2024. The Company makes provisions for, or releases of credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company had net charge-offs for the six months ended June 30, 2025, of $699,000, compared to $834,000 in the corresponding period in 2024. At June 30, 2025, the allowance for credit losses related to loans receivable was 1.17% of loans receivable. Additionally, at June 30, 2025, the allowance for credit losses related to loans receivable represented 258% of non-performing loans.

Other Income

Other income totaled 4,599,000 for the six months ended June 30, 2025, compared to $4,213,000 for the same period in 2024. The increase was due primarily to an increased level of service charges and fees of $180,000. All other categories of other income increased $206,000, net, during the six months ended June 30, 2025.

Other Expense

Other expense for the six months ended June 30, 2025 totaled $24,595,000, which was $1,420,000 or 6.1%, higher than the same period of 2024, due primarily to a $987,000 increase in salaries and employee benefits, a $190,000 increase in professional fees, a $238,000 increase in occupancy, furniture and equipment, and a $228,000 increase in data processing expenses. All other categories of other expense decreased $223,000, net, during the six months ended June 30, 2025.

Income Tax Expense

Income tax expense totaled $3,142,000 for an effective tax rate of 20.8% for the six months ended June 30, 2025 compared to $2,303,000 for an effective tax rate of 21.0% for the six months ended June 30, 2024.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the three months ended June 30, 2025, the U.S. Treasury yield curve has inverted slightly. For the first six months of 2025, the yield on U.S. Treasury 5-year notes decreased 59 basis points from 4.38% to 3.79%, while the yield on 3-month Treasury bills increased 4 basis points from 4.37% to 4.41%. The 3-month/5-year Treasury spread decreased from a positive 1 basis point at December 31, 2024 to a negative 62 basis points at June 30, 2025. A continued flattening or inversion in the yield curve may adversely affect net interest income as reinvestment of cash flows may be at lower rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further lowering short-term rates.

The following reflects our net interest income sensitivity analysis at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(3,421)	-3.8%	(2,008)	-2.0%
+200	(2,155)	-2.4%	(994)	-1.0%
+100	(980)	-1.1%	(268)	-0.3%
Static	-	0.0%	-	0.0%
(100)	405	0.5%	(1,310)	-1.3%
(200)	(997)	-1.1%	(6,415)	-6.5%

	December 31, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,364)	-7.9%	(4,164)	-4.5%
+200	(4,131)	-5.1%	(2,500)	-2.7%
+100	(1,963)	-2.4%	(1,043)	-1.1%
Static	-	0.0%	-	0.0%
(100)	1,438	1.8%	(380)	-0.4%
(200)	1,441	1.8%	(4,472)	-4.8%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 2.4% in year 1 and decrease net interest income by 1.0% in year 2. Our balance sheet sensitivity to such a move in interest rates at June 30, 2025 decreased as compared to December 31, 2024 (which was a decrease of 5.1% in net interest income over a twelve-month period). This decrease in sensitivity is the result of a decrease in the balance of borrowed funds over the six month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio declined to 5.1 Years at June 30, 2025 from 5.60 at December 31, 2024.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2025.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2025	-	$-	-	244,234
May 1 – 31, 2025	-	-	-	244,234
June 1 – 30, 2025	-	-	-	244,234
Total	-	$-	-	244,234

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
101

The following materials from the Company’s Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: August 8, 2025	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)