Form 10-Q
period 2025-09-30
NORWOOD FINANCIAL CORP
filed 2025-11-07
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2025
Common stock, par value $0.10 per share	9,264,200

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$50,348	$27,562
Interest-bearing deposits with banks	24,382	44,777
Cash and cash equivalents	74,730	72,339
Securities available for sale, at fair value (net of allowance for credit losses of $0)	403,989	397,846
Loans receivable (net of allowance for credit losses of $19,911 and $19,843)	1,794,771	1,693,795
Regulatory stock, at cost	6,163	13,366
Bank premises and equipment, net	22,292	19,657
Bank owned life insurance	45,821	46,657
Accrued interest receivable	8,686	8,466
Deferred tax assets, net	16,528	17,696
Goodwill	29,266	29,266
Other intangibles	109	152
Other assets	9,596	18,222
TOTAL ASSETS	$2,411,951	$2,317,462
LIABILITIES
Deposits:
Non-interest bearing demand	$424,027	$381,479
Interest-bearing	1,649,941	1,477,684
Total deposits	2,073,968	1,859,163
Short-term borrowings	—	113,069
Other borrowings	72,071	101,793
Accrued interest payable	9,823	12,615
Other liabilities	21,184	17,314
TOTAL LIABILITIES	2,177,046	2,103,954
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2025: 9,491,558 shares, 2024: 9,487,068 shares	949	949
Surplus	127,190	126,514
Retained earnings	136,662	124,963
Treasury stock at cost: 2025: 229,233 shares; 2024: 214,161 shares	(6,188)	(5,797)
Accumulated other comprehensive loss	(23,708)	(33,121)
TOTAL STOCKHOLDERS’ EQUITY	234,905	213,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,411,951	$2,317,462

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Loans receivable, including fees	$28,141	$25,464	$81,244	$73,266
Securities	3,907	2,526	11,648	7,635
Interest bearing deposits with other banks	144	497	590	2,194
Total interest income	32,192	28,487	93,482	83,095
INTEREST EXPENSE
Deposits	10,730	10,553	32,347	31,349
Short-term borrowings	105	323	774	1,015
Other borrowings	899	1,680	2,981	5,165
Total interest expense	11,734	12,556	36,102	37,529
NET INTEREST INCOME	20,458	15,931	57,380	45,566
(RELEASE OF) PROVISION FOR CREDIT LOSSES
(Release of) provision for credit losses	(392)	1,216	1,372	888
(Release of) provision for off balance sheet commitments	(110)	129	(67)	181
Total (release of) provision for credit losses	(502)	1,345	1,305	1,069
NET INTEREST INCOME AFTER
(RELEASE OF) PROVISION FOR CREDIT LOSSES	20,960	14,586	56,075	44,497
OTHER INCOME
Service charges and fees	1,660	1,517	4,687	4,364
Income from fiduciary activities	254	256	805	719
Gains on sales of loans, net	130	103	242	145
Gain on sales of foreclosed real estate owned	—	—	—	32
Earnings and proceeds on bank owned life insurance	268	261	820	781
Other	193	158	551	467
Total other income	2,505	2,295	7,105	6,508
OTHER EXPENSES
Salaries and employee benefits	6,696	6,239	19,773	18,328
Occupancy, furniture & equipment, net	1,361	1,269	4,088	3,758
Data processing and related operations	1,087	1,162	3,361	3,208
Taxes, other than income	192	179	577	452
Professional fees	968	576	2,250	1,669
Federal Deposit Insurance Corporation insurance	368	339	1,129	1,009
Foreclosed real estate	1	9	143	45
Amortization of intangibles	12	16	42	54
Other	2,249	2,242	6,166	6,683
Total other expenses	12,934	12,031	37,529	35,206
INCOME BEFORE INCOME TAXES	10,531	4,850	25,651	15,799
INCOME TAX EXPENSE	2,197	1,006	5,338	3,308
NET INCOME	$8,334	$3,844	$20,313	$12,491
BASIC EARNINGS PER SHARE	$0.89	$0.48	$2.22	$1.55
DILUTED EARNINGS PER SHARE	$0.89	$0.48	$2.22	$1.55

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2025	2024
Net income	$8,334	$3,844
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains	4,806	14,928
Tax effect	(1,009)	(3,136)
Other comprehensive income	3,797	11,792
Comprehensive Income	$12,131	$15,636

	Nine Months Ended
	September 30,
	2025	2024
Net income	$20,313	$12,491
Other comprehensive income
Investment securities available for sale:
Unrealized holding gains	11,913	11,799
Tax effect	(2,500)	(2,478)
Other comprehensive income	9,413	9,321
Comprehensive Income	$29,726	$21,812

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2025 and 2024

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	20,313	-	-	-	20,313
Other comprehensive income	-	-	-	-	-	-	9,413	9,413
Cash dividends declared ($0.93 per share)	-	-	-	(8,614)	-	-	-	(8,614)
Acquisition of treasury stock	-	-	-	-	15,822	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	412	-	-	(62)	-	350
Director retainer stock	3,270	-	84	-	-	-	-	84
Stock options exercised	-	-	(6)	-	(750)	20	-	14
Compensation expense related to stock options	-	-	186	-	-	-	-	186
Balance, September 30, 2025	9,491,558	$949	$127,190	$136,662	229,233	$(6,188)	$(23,708)	$234,905

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net income	-	-	-	12,491	-	-	-	12,491
Other comprehensive income	-	-	-	-	-	-	9,321	9,321
Cash dividends declared ($0.90 per share)	-	-	-	(7,286)	-	-	-	(7,286)
Acquisition of treasury stock	-	-	-	-	24,780	(676)	-	(676)
Compensation expense related to restricted stock	1,004	-	410	-	4,350	(130)	-	280
Stock options exercised	-	-	(41)	-	(8,680)	234	-	193
Compensation expense related to stock options	-	-	261	-	-	-	-	261
Balance, September 30, 2024	8,311,851	$831	$98,330	$140,489	221,140	$(5,969)	$(38,027)	$195,654

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity(unaudited)

Three Months Ended September 30, 2025 and 2024

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425
Net income	-	-	-	8,334	-	-	-	8,334
Other comprehensive income	-	-	-	-	-	-	3,797	3,797
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Acquisition of treasury stock	-	-	-	-	-	-	-	-
Compensation expense related to restricted stock	-	-	117	-	-	-	-	117
Director retainer stock	1,053	-	27	-	-	-	-	27
Stock options exercised	-	-	(6)	-	(750)	20	-	14
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, September 30, 2025	9,491,558	$949	$127,190	$136,662	229,233	$(6,188)	$(23,708)	$234,905

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2024	8,311,851	$831	$98,082	$139,070	221,540	$(5,977)	$(49,819)	$182,187
Net income	-	-	-	3,844	-	-	-	3,844
Other comprehensive income	-	-	-	-	-	-	11,792	11,792
Cash dividends declared ($0.30 per share)	-	-	-	(2,425)	-	-	-	(2,425)
Acquisition of treasury stock	-	-	-	-	8,280	(226)	-	(226)
Compensation expense related to restricted stock	-	-	203	-	-	-	-	203
Stock options exercised	-	-	(41)		(8,680)	234		193
Compensation expense related to stock options	-	-	86	-	-	-	-	86
Balance, September 30, 2024	8,311,851	$831	$98,330	$140,489	221,140	$(5,969)	$(38,027)	$195,654

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,313	$12,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses	1,305	1,069
Depreciation	1,020	995
Amortization of intangible assets	42	54
Deferred income taxes	(1,334)	57
Net (accretion) amortization of securities premiums and discounts	(470)	442
Earnings and proceeds on life insurance policies	(820)	(781)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	(9)	(32)
Net amortization of loan fees	577	474
Net gain on sale of loans	(242)	(145)
Mortgage loans originated for sale	(9,823)	(6,490)
Proceeds from sale of loans originated for sale	10,065	6,635
Compensation expense related to stock options	186	261
Compensation expense related to restricted stock	350	280
(Increase) decrease in accrued interest receivable	(220)	61
(Decrease) increase in accrued interest payable	(2,792)	2,178
Other, net	7,044	452
Net cash provided by operating activities	25,192	18,001
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	41,714	44,714
Purchases	(35,473)	(23,990)
Purchase of regulatory stock	(14,245)	(7,961)
Redemption of regulatory stock	21,448	8,950
Net increase in loans	(97,316)	(73,658)
Proceeds from bank-owned life insurance	1,656	838
Purchase of premises and equipment	(3,646)	(1,660)
Proceeds from sales of foreclosed real estate owned	—	109
Net cash used in investing activities	(85,862)	(52,658)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	214,805	60,092
Net decrease in short-term borrowings	(113,069)	(21,623)
Repayments of other borrowings	(69,722)	(39,277)
Proceeds from other borrowings	40,000	60,000
Stock options exercised	14	193
Purchase of treasury stock	(349)	(676)
Cash dividends paid	(8,618)	(7,292)
Net cash provided by financing activities	63,061	51,417
Increase in cash and cash equivalents	2,391	16,760
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	72,339	66,120
CASH AND CASH EQUIVALENTS, END OF PERIOD	$74,730	$82,880

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$38,894	$35,351
Income taxes paid, net of refunds	$1,371	$1,682
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$2,448	$1,502
Dividends payable	$2,871	$2,427

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any other future interim period.

2.           Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month and nine-month periods ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$121	$113
ATM fees	50	112
Overdraft fees	399	363
Safe deposit box rental	22	23
Loan related service fees	181	128
Debit card fees	634	590
Fiduciary activities	254	256
Commissions on mutual funds and annuities	188	131
Gains on sales of other real estate owned	—	—
Other income	193	158
Noninterest Income (in-scope of Topic 606)	2,042	1,874
Out-of-scope of Topic 606:
Loan servicing fees	65	57
Gains on sales of loans	130	103
Earnings on and proceeds from bank-owned life insurance	268	261
Noninterest Income (out-of-scope of Topic 606)	463	421
Total Noninterest Income	$2,505	$2,295

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2025	2024
In-scope of Topic 606:
Service charges on deposit accounts	$348	$338
ATM fees	205	325
Overdraft fees	1,146	1,063
Safe deposit box rental	68	68
Loan related service fees	462	447
Debit card fees	1,777	1,732
Fiduciary activities	805	719
Commissions on mutual funds and annuities	528	275
Gains on sales of other real estate owned	—	32
Other income	551	467
Noninterest Income (in-scope of Topic 606)	5,890	5,466
Out-of-scope of Topic 606:
Loan servicing fees	153	116
Gains on sales of loans	242	145
Earnings on and proceeds from bank-owned life insurance	820	781
Noninterest Income (out-of-scope of Topic 606)	1,215	1,042
Total Noninterest Income	$7,105	$6,508

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares outstanding	9,364	8,091	9,263	8,099
Less: Unvested restricted shares	(48)	(45)	(102)	(45)
Basic EPS weighted average shares outstanding	9,316	8,046	9,161	8,054
Basic EPS weighted average shares outstanding	9,316	8,046	9,161	8,054
Add: Dilutive effect of stock options and restricted shares	1	6	3	6
Diluted EPS weighted average shares outstanding	9,317	8,052	9,164	8,060

For the three and nine month periods ended September 30, 2025, there were 188,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.42 per share as of September 30, 2025.

For the three and nine month periods ended September 30, 2024, there were 135,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $27.58 per share as of September 30, 2024.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2025, no stock options were granted. As of September 30, 2025, there was $62,000 of total unrecognized compensation cost related to non-vested options granted in 2024 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2025. Compensation costs related to stock options amounted to $186,000 and $261,000 during the nine-month periods ended September 30, 2025 and 2024, respectively. For the three-month periods ended September 30, 2025 and 2024, the compensation costs related to stock options amounted to $62,000 and $86,000, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2025 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2025	220,600	$29.78	6.1	Yrs.	$112
Granted	—	—	—
Exercised	(750)	19.03	—
Forfeited	(20,500)	29.64	7.1
Outstanding at September 30, 2025	199,350	$29.83	5.8	Yrs.	$43
Exercisable at September 30, 2025	168,350	$30.31	5.2	Yrs.	$43

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $25.42 per share as of September 30, 2025 and $27.21 per share as of December 31, 2024.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2025 and 2024 is as follows:

	2025		2024
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	54,484	$28.55	45,966	$29.90
Granted	1,220	26.44	1,004	24.90
Vested	(5,627)	27.01	(1,200)	25.71
Forfeited	(2,147)	28.99	(4,350)	29.98
Non-vested, September 30,	47,930	$28.66	41,420	$29.72

The expected future compensation expense relating to the 47,930 shares of non-vested restricted stock outstanding as of September 30, 2025 is $1,155,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $350,000 and $280,000 during the nine-month periods ended September 30, 2025 and 2024, respectively. For the three-month periods ended September 30, 2025 and 2024, the compensation costs related to restricted stock amounted to $117,000 and $73,000, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three and nine months ended September 30, 2025 and 2024:

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	9,413
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	9,413
Balance as of September 30, 2025	$(23,708)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2023	$(47,348)
Other comprehensive loss before reclassification	9,321
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	9,321
Balance as of September 30, 2024	$(38,027)

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of June 30, 2025	$(27,505)
Other comprehensive income before reclassification	3,797
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	3,797
Balance as of September 30, 2025	$(23,708)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of June 30, 2024	$(49,819)
Other comprehensive loss before reclassification	11,792
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	11,792
Balance as of September 30, 2024	$(38,027)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2025	2024
Commitments to grant loans	$84,905	$93,685
Unfunded commitments under lines of credit	156,585	160,659
Standby letters of credit	5,835	6,973
	$247,325	$261,317

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

The allowance for credit loss on off-balance sheet commitments were $356,000 and $423,000, respectively at September 30, 2025 and December 31, 2024.

7.Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	September 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$17,907	$33	$-	$-	$17,940
U.S. Government agencies	8,000	30	(396)	-	7,634
States and political subdivisions	106,364	-	(16,097)	-	90,267
Corporate obligations	8,401	81	-	-	8,482
Mortgage-backed securities-
government sponsored entities	293,848	2,563	(16,745)	-	279,666
Total debt securities	$434,520	$2,707	$(33,238)	$-	$403,989

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$19,623	$12	$(37)	$-	$19,598
U.S. Government agencies	11,998	-	(634)	-	11,364
States and political subdivisions	106,677	-	(19,403)	-	87,274
Mortgage-backed securities-government
sponsored entities	301,992	115	(22,497)	-	279,610
Total debt securities	$440,290	$127	$(42,571)	$-	$397,846

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	-	-	4,604	(396)	4,604	(396)
States and political subdivisions	-	-	88,592	(16,097)	88,592	(16,097)
Mortgage-backed securities-government sponsored entities	40,866	(557)	90,454	(16,188)	131,320	(16,745)
	$40,866	$(557)	$183,650	$(32,681)	$224,516	$(33,238)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$-	$-	$9,961	$(37)	$9,961	$(37)
U.S. Government agencies	6,988	(10)	4,376	(624)	11,364	(634)
States and political subdivisions	1,164	(21)	85,620	(19,382)	86,784	(19,403)
Mortgage-backed securities-government sponsored entities	177,674	(1,313)	94,237	(21,184)	271,911	(22,497)
	$185,826	$(1,344)	$194,194	$(41,227)	$380,020	$(42,571)

At September 30, 2025, the Company had 6 debt securities in an unrealized loss position in the less than twelve months category and 179 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2025 and 2024. The Company does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$14,355	$14,362
Due after one year through five years	8,027	7,948
Due after five years through ten years	75,483	66,105
Due after ten years	42,807	35,908
	140,672	124,323
Mortgage-backed securities-government sponsored entities	293,848	279,666
	$434,520	$403,989

There were no sales of securities available for sale for the three and nine months ended September 30, 2025 and 2024.

Securities with a carrying value of $262,802,000 and $308,777,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2025		December 31, 2024
Real Estate Loans:
Residential	$339,997	18.7%	$330,856	19.3%
Commercial	737,533	40.6	716,875	41.8
Agricultural	60,680	3.3	63,488	3.7
Construction	80,311	4.5	53,020	3.1
Commercial loans	223,460	12.3	211,991	12.4
Other agricultural loans	26,260	1.5	30,077	1.7
Consumer loans to individuals	346,897	19.1	307,775	18.0
Total loans	1,815,138	100.0%	1,714,082	100.0%
Deferred fees, net	(456)		(444)
Total loans receivable	1,814,682		1,713,638
Allowance for credit losses	(19,911)		(19,843)
Net loans receivable	$1,794,771		$1,693,795

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, foreclosed real estate owned totaled $771,000 and $0, respectively. During the three and nine months ended September 30, 2025, there were two additions to the foreclosed real estate category. As of September 30, 2025, the Company has initiated formal foreclosure proceedings on five properties classified as consumer residential mortgages with an aggregate carrying value of $259,000.

The following tables show the amount of loans in each category that were individually and collectively evaluated for credit loss:

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
September 30, 2025	(In thousands)
Individually evaluated	$1,077	$5,472	$—	$50	$743	$25	$1,351	$8,718
Collectively evaluated	338,920	732,061	60,680	80,261	222,717	26,235	345,546	1,806,420
Total Loans	$339,997	$737,533	$60,680	$80,311	$223,460	$26,260	$346,897	$1,815,138

	Real Estate Loans
					Commercial	Other	Consumer
	Residential	Commercial	Agricultural	Construction	Loans	Agricultural	Loans	Total
	(In thousands)
December 31, 2024
Individually evaluated	$940	$7,197	$—	$—	$854	$—	$1,031	$10,022
Collectively evaluated	329,916	709,678	63,488	53,020	211,137	30,077	306,744	1,704,060
Total Loans	$330,856	$716,875	$63,488	$53,020	$211,991	$30,077	$307,775	$1,714,082

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2025 and December 31, 2024 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2025
Real Estate loans
Residential	$338,303	$368	$249	$-	$1,077	$1,694	$339,997
Commercial	733,032	483	-	-	4,018	4,501	737,533
Agricultural	60,041	592	47	-	-	639	60,680
Construction	80,261	-	-	-	50	50	80,311
Commercial loans	223,034	333	24	-	69	426	223,460
Other agricultural loans	26,027	208	-	25	-	233	26,260
Consumer loans	344,738	505	303	-	1,351	2,159	346,897
Total	$1,805,436	$2,489	$623	$25	$6,565	$9,702	$1,815,138

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2024
Real Estate loans
Residential	$329,578	$70	$268	$-	$940	$1,278	$330,856
Commercial	709,821	1,182	129	-	5,743	7,054	716,875
Agricultural	63,488	-	-		-	-	63,488
Construction	53,009	11	-	-	-	11	53,020
Commercial loans	211,520	194	117	33	127	471	211,991
Other agricultural loans	30,028	49	-	-	-	49	30,077
Consumer loans	305,676	805	263	121	910	2,099	307,775
Total	$1,703,120	$2,311	$777	$154	$7,720	$10,962	$1,714,082

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge Offs	(63)	(62)	-	-	(83)	(48)	(1,273)	(1,529)
Recoveries	3	8	-	-	99	-	115	225
(Release of) Provision for credit losses	31	(1,952)	(25)	432	339	64	2,483	1,372
Ending balance, September 30, 2025	$1,117	$9,400	$23	$1,316	$2,087	$178	$5,790	$19,911
Ending balance individually evaluated	$-	$294	$-	$-	$-	$-	$395	$689
Ending balance collectively evaluated	$1,117	$9,106	$23	$1,316	$2,087	$178	$5,395	$19,222

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908
Charge Offs	(63)	(13)	-	-	(83)	-	(490)	(649)
Recoveries	3	8	-	-	3	-	30	44
(Release of) Provision for credit losses	166	(1,634)	(16)	153	234	14	691	(392)
Ending balance, September 30, 2025	$1,117	$9,400	$23	$1,316	$2,087	$178	$5,790	$19,911

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	-	-	-	-	(85)	-	(1,297)	(1,382)
Recoveries	42	106	-	-	-	-	77	225
(Release of) Provision for credit losses	(344)	(1,511)	(32)	(77)	772	38	2,042	888
Ending balance, September 30, 2024	$1,049	$10,466	$26	$856	$1,894	$132	$4,276	$18,699
Ending balance individually evaluated for impairment	$-	$4	$-	$-	$-	$-	$235	$239
Ending balance collectively evaluated for impairment	$1,049	$10,462	$26	$856	$1,894	$132	$4,041	$18,460

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2024	$1,131	$9,552	$41	$840	$2,035	$130	$4,077	$17,806
Charge Offs	-	-	-	-	-	-	(358)	(358)
Recoveries	-	2	-	-	-	-	33	35
(Release of) Provision for credit losses	(82)	912	(15)	16	(141)	2	524	1,216
Ending balance, September 30, 2024	$1,049	$10,466	$26	$856	$1,894	$132	$4,276	$18,699

During the nine months ended September 30, 2025, the Company recorded a provision for credit losses related to loans totaling $1,372,000. The increase in provision was due primarily to an increase in the consumer portfolio provision of $2,483,000, offset by a release of provision of $1,952,000 in the commercial real estate portfolio, and an increase of $841,000 in all other portfolios, net. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
September 30, 2025
Real Estate loans
Residential	$1,077	$-	$1,077	$-	$1,077
Commercial	3,998	20	4,018	-	4,018
Agricultural	-	-	-	-	-
Construction	50	-	50	-	50
Commercial loans	69	-	69	-	69
Other agricultural loans	-	-	-	25	25
Consumer loans	358	993	1,351	-	1,351
Total	$5,552	$1,013	$6,565	$25	$6,590

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2024
Real Estate loans
Residential	$936	$4	$940	$-	$940
Commercial	5,739	4	5,743	-	5,743
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	127	-	127	33	160
Other agricultural loans	-	-	-	-	-
Consumer loans	570	340	910	121	1,031
Total	$7,372	$348	$7,720	$154	$7,874

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$87,169	$99,681	$69,980	$116,116	$88,223	$243,881	$18,745	$-	$723,795
Special Mention	-	-	-	205	2,036	1,089	-	-	3,330
Substandard	-	135	-	-	2,446	7,427	400	-	10,408
Doubtful	-	-	-	-	-	-	-	-	-
Total	$87,169	$99,816	$69,980	$116,321	$92,705	$252,397	$19,145	$-	$737,533

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$62	$-	$-	$62

Real Estate - Agriculture
Risk Rating
Pass	$2,984	$5,140	$3,470	$10,904	$3,736	$31,936	$345	$-	$58,515
Special Mention	154	865	-	-	-	1,139	-	-	2,158
Substandard	-	-	-	-	-	-	7	-	7
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,138	$6,005	$3,470	$10,904	$3,736	$33,075	$352	$-	$60,680

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$52,595	$42,889	$26,293	$25,747	$13,748	$19,565	$39,572	$-	$220,409
Special Mention	35	-	-	23	-	-	14	-	72
Substandard	-	-	259	334	588	798	1,000	-	2,979
Doubtful	-	-	-	-	-	-	-	-	-
Total	$52,630	$42,889	$26,552	$26,104	$14,336	$20,363	$40,586	$-	$223,460

Commercial loans
Current period gross charge-offs	$-	$-	$-	$60	$23	$-	$-	$-	$83

Other agricultural loans
Risk Rating
Pass	$2,289	$2,892	$1,434	$2,560	$2,151	$3,676	$7,271	$-	$22,273
Special Mention	-	370	-	-	-	1,342	800	-	2,512
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,289	$3,262	$1,434	$2,560	$2,151	$5,018	$9,546	$-	$26,260

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$48	$-	$-	$48

Total
Risk Rating
Pass	$145,037	$150,602	$101,177	$155,327	$107,858	$299,058	$65,933	$-	$1,024,992
Special Mention	189	1,235	-	228	2,036	3,570	814	-	8,072
Substandard	-	135	259	334	3,034	8,225	2,882	-	14,869
Doubtful	-	-	-	-	-	-	-	-	-
Total	$145,226	$151,972	$101,436	$155,889	$112,928	$310,853	$69,629	$-	$1,047,933

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,773	$74,242	$121,881	$104,720	$60,941	$217,435	$20,829	$-	$702,821
Special Mention	5	-	262	-	-	2,148	-	-	2,415
Substandard	135	-	-	2,461	1,405	7,238	400	-	11,639
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,913	$74,242	$122,143	$107,181	$62,346	$226,821	$21,229	$-	$716,875

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$6,257	$3,756	$12,036	$3,960	$7,148	$29,038	$336	$-	$62,531
Special Mention	-	-	-	-	-	773	150	-	923
Substandard	-	-	-	-	-	-	34	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,257	$3,756	$12,036	$3,960	$7,148	$29,811	$520	$-	$63,488

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$57,939	$34,088	$29,465	$19,163	$10,233	$15,042	$42,906	$-	$208,836
Special Mention	-	-	25	-	-	106	14	-	145
Substandard	-	277	429	711	-	743	850	-	3,010
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,939	$34,365	$29,919	$19,874	$10,233	$15,891	$43,770	$-	$211,991

Commercial loans
Current period gross charge-offs	$-	$11	$-	$-	$8	$51	$30	$-	$100

Other agricultural loans
Risk Rating
Pass	$4,358	$1,836	$3,721	$2,379	$2,134	$4,353	$9,697	$-	$28,478
Special Mention	-	-	-	-	-	127	-	-	127
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,358	$1,836	$3,721	$2,379	$2,134	$4,480	$11,169	$-	$30,077

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,327	$113,922	$167,103	$130,222	$80,456	$265,868	$73,768	$-	$1,002,666
Special Mention	5	-	287	-	-	3,154	164	-	3,610
Substandard	135	277	429	3,172	1,405	7,981	2,756	-	16,155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$171,467	$114,199	$167,819	$133,394	$81,861	$277,003	$76,688	$-	$1,022,431

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$15,317	$36,098	$39,157	$55,459	$48,761	$110,550	$33,578	$-	$338,920
Nonperforming	-	-	125	151	170	612	19	-	1,077
Total	$15,317	$36,098	$39,282	$55,610	$48,931	$111,162	$33,597	$-	$339,997

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Construction
Payment Performance
Performing	$20,134	$32,025	$15,635	$8,662	$328	$105	$3,372	$-	$80,261
Nonperforming	-	-	-	50	-	-	-	-	50
Total	$20,134	$32,025	$15,635	$8,712	$328	$105	$3,372	$-	$80,311

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$110,587	$103,481	$69,058	$37,566	$10,717	$12,747	$1,390	$-	$345,546
Nonperforming	73	308	414	409	60	87	-	-	1,351
Total	$110,660	$103,789	$69,472	$37,975	$10,777	$12,834	$1,390	$-	$346,897

Consumer loans to individuals
Current period gross charge-offs	$6	$325	$383	$337	$108	$114	$-	$-	$1,273

Total
Payment Performance
Performing	$146,038	$171,604	$123,850	$101,687	$59,806	$123,402	$38,340	$-	$764,727
Nonperforming	73	308	539	610	230	699	19	-	2,478
Total	$146,111	$171,912	$124,389	$102,297	$60,036	$124,101	$38,359	$-	$767,205

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$22,842	$41,384	$60,194	$52,712	$32,161	$89,965	$30,658	$-	$329,916
Nonperforming	-	125	52	184	-	560	19	-	940
Total	$22,842	$41,509	$60,246	$52,896	$32,161	$90,525	$30,677	$-	$330,856

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$125,254	$93,392	$52,009	$15,679	$8,316	$11,207	$887	$-	$306,744
Nonperforming	97	401	377	114	26	16	-	-	1,031
Total	$125,351	$93,793	$52,386	$15,793	$8,342	$11,223	$887	$-	$307,775

Consumer loans to individuals
Current period gross charge-offs	$123	$511	$850	$203	$87	$75	$-	$-	$1,849

Total
Payment Performance
Performing	$176,913	$147,762	$121,227	$68,822	$40,477	$101,316	$33,163	$-	$689,680
Nonperforming	97	526	429	298	26	576	19	-	1,971
Total	$177,010	$148,288	$121,656	$69,120	$40,503	$101,892	$33,182	$-	$691,651

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the nine months ended September 30, 2025, there were modifications made to borrowers experiencing financial difficulty consisting of eight loan relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$1,214	0.16%	Deferred principal for 3-6 months
Commercial loans	832	0.37	Deferred principal for 3-6 months
Consumer loans to individuals	5	—	Deferred principal for 4 months

Total	$2,051

Term Extension

	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$49	0.01%	Added a weighted-average 10.0 years to the life of loans
Commercial real estate loans	831	0.11	Added a weighted-average 6.0 months to the life of loans
Commercial loans	273	0.12	Added a weighted-average 5.0 years to the life of loans

Total	$1,153

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at September 30, 2025	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$4,264	0.58	Deferred principal for 3-9 months and extended term by 9 months
Commercial loans	127	0.06%	Deferred principal for 4 months and extended term by 4 months

Total	$4,391

Of the modifications made to borrowers experiencing financial difficulty, there were none that had a payment default during the period.

The Company’s primary business activity as of September 30, 2025 was with customers located in northeastern Pennsylvania and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2025, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $169.6 million of loans outstanding, or 9.4% of total loans outstanding, and residential rentals with loans outstanding of $116.6 million, or 6.5% of loans outstanding. For the nine months ended September 30, 2025, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals. The following table presents additional details regarding the company’s largest loan concentrations by industry as of September 30, 2025 (in thousands):

Account Type	Outstanding as of September 30, 2025	Percent of Loans as of September 30, 2025

Commercial Rentals	$169,560	9.38%
Residential Rentals	116,554	6.45
Hotels/Motels	121,907	6.74
Builders/Contractors	36,702	2.03
Dairy Cattle/Milk Product	43,253	2.39
Fuel/Gas Stations	48,924	2.71
Government Support	30,283	1.68
Mobile Home Park	21,723	1.20
Wineries	20,542	1.14
Camps	23,336	1.29
Resorts	38,294	2.12

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$17,940	$17,940	$-	$-
U.S. Government agencies	7,634	-	7,634	-
States and political subdivisions	90,267	-	90,267	-
Corporate obligations	8,482	-	8,482	-
Mortgage-backed securities-government
sponsored entities	279,666	-	279,666	-
Interest rate derivatives	809	-	809	-

LIABILITIES
Interest rate derivatives	809	-	809	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2024	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$19,598	$19,598	$-	$-
U.S. Government agencies	11,364	-	11,364	-
States and political subdivisions	87,274	-	87,274	-
Mortgage-backed securities-government
sponsored entities	279,610	-	279,610	-
Interest rate derivatives	1,193	-	1,193	-

LIABILITIES
Interest rate derivatives	1,193	-	1,193	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2025
Individually analyzed loans held for investment	$8,030	$-	$-	$8,030
Foreclosed Real Estate Owned	771	-	-	771
December 31, 2024
Individually analyzed loans held for investment	$9,363	$-	$-	$9,363
Foreclosed Real Estate Owned	-	-	-	-

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2025, the fair value investment in individually analyzed loans totaled $8,030,000, which included 51 loan relationships with a carrying value of $5,578,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of September 30, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0. As of September 30, 2025, the fair value investment in individually analyzed loans included 46 loan relationships with a carrying value of $3,140,000 that required a valuation allowance of $688,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of September 30, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2025
Individually analyzed loans held for investment	$8,030	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100.0% (8.7%)
Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	11.3% (11.3%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually analyzed loans held for investment	$9,363	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-50.0% (8.01%)

Foreclosed real estate owned	$-	Appraisal of collateral(1)	Liquidation Expenses(2)	0.0%-0.0% (0.0%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2025 and December 31, 2024. (In thousands)

	Fair Value Measurements at September 30, 2025
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$50,348	$50,348	$50,348	$-	$-
Loans receivable, net	1,794,771	1,795,197	-	-	1,795,197
Mortgage servicing rights	229	638	-	-	638
Regulatory stock (1)	6,163	6,163	6,163	-	-
Bank owned life insurance (1)	45,821	45,821	45,821	-	-
Accrued interest receivable (1)	8,686	8,686	8,686	-	-
Financial liabilities:
Deposits	2,073,968	2,013,113	1,178,314	-	834,799
Short-term borrowings (1)	-	-	-	-	-
Other borrowings	72,071	72,455	-	-	72,455
Accrued interest payable (1)	9,823	9,823	9,823	-	-

	Fair Value Measurements at December 31, 2024
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,339	$72,339	$72,339	$-	$-
Loans receivable, net	1,693,795	1,687,128	-	-	1,687,128
Mortgage servicing rights	199	575	-	-	575
Regulatory stock (1)	13,366	13,366	13,366	-	-
Bank owned life insurance (1)	46,657	46,657	46,657	-	-
Accrued interest receivable (1)	8,466	8,466	8,466	-	-
Financial liabilities:
Deposits	1,859,163	1,788,123	1,023,619	-	764,504
Short-term borrowings (1)	113,069	113,069	113,069	-	-
Other borrowings	101,793	102,220	-	-	102,220
Accrued interest payable (1)	12,615	12,615	12,615	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2025 and December 31, 2024, based upon the swap contract values, the Company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2025 and December 31, 2024 was $809,000 and $1,193,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2025	December 31, 2024	Interest Rate Paid	Interest Rate Received	September 30, 2025	December 31, 2024
Customer interest rate swap

Maturing November, 2030	$5,466	$5,766	Term SOFR + Margin	Fixed	$494	$729
Maturing December, 2030	3,546	3,758	Term SOFR + Margin	Fixed	315	464

Total	$9,012	$9,524			$809	$1,193

Third party interest rate swap

Maturing November, 2030	$5,466	$5,766	Fixed	Term SOFR + Margin	$494	$729
Maturing December, 2030	3,546	3,758	Fixed	Term SOFR + Margin	315	464

Total	$9,012	$9,524			$809	$1,193

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2025
Interest rate derivatives	Other assets	$809	Other liabilities	$809

December 31, 2024
Interest rate derivatives	Other assets	1,193	Other liabilities	1,193

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software that is developed using an incremental and iterative method (e.g., agile method). The guidance removes all references to project stages in ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance specifies that the property, plant, and equipment disclosure requirements under ASC 360-10 apply to capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. The guidance, which applies to all entities, is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Entities may apply the guidance using a prospective, retrospective, or modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

In 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which (1) refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and (2) clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2). The ASU is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The ASU adds a new scope exception for certain contracts that are not traded on an exchange and have an underlying that is based on operations or activities specific to one of the parties to the contract. This ASU clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of ASC 606. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its financial statements.

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

The senior management of the Company and Wayne Bank will remain the same following the merger. Following completion of the merger, Janak M. Amin, President and CEO of PB Bankshares and Presence Bank, will be appointed as Chief Operating Officer of the Company and Wayne Bank. Concurrently with the entering into of the Merger Agreement, the Company entered into an employment agreement and a non-compete and non-solicitation agreement with Mr. Amin, such agreements to be effective upon completion of the Merger. Following completion of the Merger, Douglas L. Byers, Executive Vice President and Chief Banking Officer of PB Bankshares and Presence Bank, will be appointed Executive Vice President and Market President, Central Pennsylvania, of the Company and Wayne Bank, and Larry W. Witt, Executive Vice President and Chief Information Officer of PB Bankshares and Presence Bank, will be appointed Executive Vice President and Chief Information Officer, of the Company and Wayne Bank. Subsequent to the entering into of the Merger Agreement, the Company entered into employment agreements and non-compete and non-solicitation agreements with Messrs. Byers and Witt, such agreements to be effective upon completion of the Merger.

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

The merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of PB Bankshares. The Company has filed all required applications with regulatory authorities for approval of the Merger and the applications are pending. The merger is expected to be completed in the fourth quarter of 2025 or in the first quarter of 2026.

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

Our operations are subject to risks and uncertainties surrounding our exposure to changes in the interest rate environment. Earnings and liquidity depend to a great extent on our interest rates. Interest rates are highly sensitive to many factors beyond our control, including competition, general economic conditions, geopolitical tensions and conflicts and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve. Conditions such as inflation, deflation, recession, unemployment and other factors beyond our control may also affect interest rates. The nature and timing of any changes in interest rates or general economic conditions and their effect on us cannot be controlled and are difficult to predict. If the rate of interest we pay on our interest-bearing liabilities increases more than the rate of interest we receive on our interest-earning assets, our net interest income, and therefore our earnings, could contract and be materially adversely affected. Our earnings could also be materially adversely affected if the rates on interest-earning assets fall more quickly than those on our interest-bearing liabilities. Changes in interest rates could also create competitive pressures, which could impact our liquidity position. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Asset/Liability Management.”

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

Changes in Financial Condition

General

Total assets as of September 30, 2025 were $2.412 billion compared to $2.317 billion as of December 31, 2024. The increase was due primarily to a $101.0 million increase in gross loans outstanding.

Other Assets

Other assets as of September 30, 2025 were $9.6 million compared to $18.2 million as of December 31, 2024. The decrease was primarily due to the movement of $7.2 million in prepaid dealer fees from other assets to loans receivable.

Securities

The fair value of securities available for sale as of September 30, 2025 was $404.0 million compared to $397.8 million as of December 31, 2024.

The Company has securities in an unrealized loss position. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2025. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $1.795 billion at September 30, 2025 compared to $1.694 billion as of December 31, 2024, due primarily to organic growth. The $101.0 million increase in net loans receivable during the nine months ended September 30, 2025, was due primarily to a $20.7 million increase in commercial real estate loans, a $11.5 million increase in commercial loans, a $39.1 million increase in consumer loans, a $27.2 million increase in construction loans, and a $3.2 million increase in residential loans, and agricultural loans, net.

The allowance for credit losses totaled $19.9 million as of September 30, 2025, and represented 1.10% of total loans outstanding, compared to $19.8 million, or 1.16% of total loans outstanding, at December 31, 2024. The Company had net charge-offs for the nine months ended September 30, 2025 of $1.3 million, compared to $1.2 million in the corresponding period in 2024. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at September 30, 2025 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2025, non-performing loans totaled $6.6 million or 0.36% of total loans compared to $7.9 million, or 0.46%, of total loans at December 31, 2024. At September 30, 2025, non-performing assets totaled $7.4 million, or 0.31%, of total assets, compared to $7.9 million, or 0.34%, of total assets at December 31, 2024.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,077	$940
Commercial	4,018	5,743
Agricultural	—	—
Construction	50	—
Commercial loans	69	127
Other agricultural loans	—	—
Consumer loans to individuals	1,351	910
Total non-accrual loans	6,565	7,720
Accruing loans which are contractually
past due 90 days or more	25	154
Total non-performing loans	6,590	7,874
Foreclosed real estate	771	—
Total non-performing assets	$7,361	$7,874

Allowance for credit losses	$19,911	$19,843

Coverage of non-performing loans	3.02%	2.52%
Non-performing loans to total loans	0.36%	0.46%
Non-performing loans to total assets	0.27%	0.34%
Non-performing assets to total assets	0.31%	0.34%

Deposits

During the nine-months ended September 30, 2025, total deposits increased $214.8 million due primarily to a $105.3 million increase in interest-bearing demand deposits, a $69.4 million increase in certificates of deposit, and a $40.0 million increase in all other deposit categories, net.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Non-interest bearing demand	$424,027	$381,479
Interest-bearing demand	421,622	316,283
Money market deposit accounts	190,134	183,570
Savings	201,298	210,312
Time deposits <$250,000	578,381	494,551
Time deposits >$250,000	258,506	272,968
Total	$2,073,968	$1,859,163

Borrowings

The Company had no short-term borrowings at September 30, 2025, compared to $113.1 million at December 31, 2024, due primarily to a decrease in overnight borrowings, which was a result of the overall growth in deposits.

Other borrowings as of September 30, 2025, were $72.1 million compared to $101.8 million as of December 31, 2024. Federal Reserve Bank borrowings decreased $20.0 million during nine-months ended September 30, 2025, while Federal Home Loan Bank borrowings decreased $9.7 million during the nine-months ended September 30, 2025.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2025	December 31, 2024
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$—	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	—	1,941
Fixed rate borrowing due December 2025 at 4.44%	10,000	—
Fixed rate borrowing due March 2026 at 4.31%	10,000	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	13,142	18,751
Amortizing fixed rate borrowing due July 2028 at 4.70%	8,929	11,101
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$72,071	$81,793

Notes with the Federal Reserve Bank
Fixed rate borrowing due January 2025 at 4.76%	—	20,000
	$—	$20,000

Stockholders’ Equity and Capital Ratios

As of September 30, 2025, total stockholders’ equity was $234.9 million, compared to $213.5 million as of December 31, 2024. Total stockholders’ equity increased $20.3 million as of September 30, 2025, due to net income for the nine months ended September 30, 2025, of $20.3 million and a $9.4 million increase in the fair value of securities in the available-for-sale portfolio, offset partially by $8.6 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2025	December 31, 2024
Tier 1 Capital
(To average assets)	9.62%	9.36%
Tier 1 Capital
(To risk-weighted assets)	12.27%	12.35%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.27%	12.35%
Total Capital
(To risk-weighted assets)	13.33%	13.45%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of September 30, 2025.

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $74.7 million in the form of cash, due from banks and short-term deposits with other institutions. In addition, the Company had total non-pledged securities available for sale of $141.7 million which could be used for liquidity needs. Total liquidity of $216.4 million as of September 30, 2025, represents 8.97% of total assets, compared to $161.5 million and 6.97% of total assets as of December 31, 2024. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2025 and December 31, 2024. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7.0 million which expires June 30, 2026. There were no borrowings under this line as of September 30, 2025 and December 31, 2024.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10.0 million. There were no borrowings under this line as of September 30, 2025 and December 31, 2024.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was approximately $673.7 million as of September 30, 2025, of which $72.1 million was outstanding in the form of borrowings as of September 30, 2025. As of December 31, 2024, the maximum borrowing capacity was $654.8 million, of which $158.5 million of borrowings was outstanding as of December 31, 2024. Additionally, as of September 30, 2025, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $139.7 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2024, there was $147.0 million outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

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

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$12,485	$144	4.58%	$36,221	$497	5.46%
Securities available for sale:
Taxable	399,090	3,661	3.64	392,168	2,161	2.19
Tax-exempt (1)	44,074	312	2.81	67,563	461	2.71
Total securities available for sale (1)	443,164	3,973	3.56	459,731	2,622	2.27
Loans receivable (1) (4) (5)	1,802,046	28,267	6.22	1,651,921	25,575	6.16
Total interest-earning assets	2,257,695	32,384	5.69	2,147,873	28,694	5.31
Non-interest earning assets:
Cash and due from banks	31,050			28,193
Allowance for credit losses	(21,128)			(17,944)
Other assets	96,142			78,344
Total non-interest earning assets	106,064			88,593
Total Assets	$2,363,759			$2,236,466
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$579,145	$2,900	1.99	$461,897	$2,782	2.40
Savings	200,559	113	0.22	221,366	13	0.02
Time	822,491	7,717	3.72	734,235	7,758	4.20
Total interest-bearing deposits	1,602,195	10,730	2.66	1,417,498	10,553	2.96
Short-term borrowings	8,740	105	4.77	53,622	323	2.40
Other borrowings	81,125	899	4.40	146,357	1,680	4.57
Total interest-bearing liabilities	1,692,060	11,734	2.75	1,617,477	12,556	3.09
Non-interest bearing liabilities:
Demand deposits	416,150			400,314
Other liabilities	28,816			29,540
Total non-interest bearing liabilities	444,966			429,854
Stockholders' equity	226,733			189,135
Total Liabilities and Stockholders' Equity	$2,363,759			$2,236,466
Net interest income/spread (tax equivalent basis)		20,650	2.94%		16,138	2.23%
Tax-equivalent basis adjustment		(192)			(207)
Net interest income		$20,458			$15,931
Net interest margin (tax equivalent basis)			3.63%			2.99%

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

	Increase/(Decrease)
	Three months ended September 30, 2025 Compared to
	Three months ended September 30, 2024
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(320)	$(33)	$(353)
Securities available for sale:
Taxable	63	1,437	1,500
Tax-exempt securities	(160)	11	(149)
Total securities	(97)	1,448	1,351
Loans receivable	2,412	280	2,692
Total interest-earning assets	1,995	1,695	3,690
Interest-bearing liabilities:
Interest-bearing demand and money market	652	(534)	118
Savings	(11)	111	100
Time	886	(926)	(40)
Total interest-bearing deposits	1,527	(1,349)	178
Short-term borrowings	(295)	76	(219)
Other borrowings	(745)	(36)	(781)
Total interest-bearing liabilities	487	(1,309)	(822)
Net interest income (tax-equivalent basis)	$1,508	$3,004	$4,512

Comparison of Operating Results for the Three Months Ended September 30, 2025 to September 30, 2024

General

For the three months ended September 30, 2025, net income totaled $8.3 million compared to net income of $3.8 million for the three months ended September 30, 2024. The increase in net income for the three months ended September 30, 2025, was due primarily to a $4.5 million increase in net interest income and a $1.8 million release of provision for credit losses, offset by a $457,000 increase in salaries and benefits, a $392,000 increase in professional fees, and a $1.2 million increase in income taxes. Earnings per share for the three-months ended September 30, 2025 were $0.89 per share for basic shares and fully diluted shares, compared to $0.48 per share for basic shares and for fully diluted shares for the three months ended September 30, 2024. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2025 were 1.40% and 14.58%, respectively, compared to 0.68% and 8.09%, respectively, for the same period in 2024.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2025 to September 30, 2024
Net income three months ended September 30, 2024	$3,844
Change due to:
Net interest income	4,527
Provision for credit losses	1,847
Net gains on sales of securities and loans	27
Service charges and fees	143
Earnings and proceeds on bank-owned life insurance	7
Other income	33
Salaries and employee benefits	(457)
Occupancy, furniture and equipment	(92)
Data processing related	75
Professional fees	(392)
All other expenses	(37)
Income tax expense	(1,191)
Net income three months ended September 30, 2025	$8,334

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2025 totaled $20.7 million which was $4.5 million higher than the comparable period in 2024. The increase in net interest income was due primarily to a $3.7 million increase in total interest income. The (fte) net interest spread and net interest margin were 2.94% and 3.63%, respectively, for the three months ended September 30, 2025 compared to 2.23% and 2.99%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

For the three-months ended September 30, 2025, interest income (fte) totaled $32.4 million, with a yield on average earning assets of 5.69% compared to $28.7 million and 5.31% for the three months ended September 30, 2024. Average loans increased $150.1 million during the three-months ended September 30, 2025, over the comparable period of 2024, while average securities decreased $16.6 million compared to the three months ended September 30, 2024. Average earning assets totaled $2.258 billion for the three months ended September 30, 2025, an increase of $109.8 million, over average earning assets for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

Interest expense for the three months ended September 30, 2025 totaled $11.7 million, at an average cost of 2.75%, compared to $12.6 million, at an average cost of 3.09% for the same period in 2024. The decrease in interest expense during the three-months ended September 30, 2025 reflects the overall lower level of market interest rates. During the three months ended September 30, 2025, the average cost of time deposits, which is the most significant component of funding costs, decreased 48 basis points compared to the same three-month period of last year. The average cost of interest-bearing demand and money market decrease 41 basis points during the three months ended September 30, 2025, while savings deposit costs increased 20 basis points and short-term borrowing costs increased 237 basis points compared to the same three-month period of 2024.

Provision for Credit Losses

The Company had a release of provision for credit losses of $502,000 during the three months ended September 30, 2025, compared to a provision for credit losses of $1.3 million for the three months ended September 30, 2024. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $605,000 for the quarter ended September 30, 2025, compared to a net charge-off of $323,000 for the similar period in 2024. At September 30, 2025, the allowance for credit losses related to loans receivable was 1.10% of loans receivable, compared to 1.12% at September 30, 2024. Additionally, at September 30, 2025, the allowance for credit losses related to loans receivable represented 302% of non-performing loans, compared to 237% at September 30, 2024.

Other Income

Other income totaled $2.5 million for the three months ended September 30, 2025, compared to $2.3 million, for the same period in 2024. The increase was due primarily to an increase in service charges and fees of $143,000. All other categories of other income increased $67,000, net, during the three months ended September 30, 2025.

Other Expense

Other expense for the three months ended September 30, 2025 totaled $12.9 million, which was $903,000 higher than the same period of 2024, due primarily to a $457,000 increase in salaries and employee benefits, a $392,000 increase in professional fees. All other categories of other expense increased $54,000, net, during the three months ended September 30, 2025.

Income Tax Expense

Income tax expense totaled $2.2 million for an effective tax rate of 20.9% for the three months ended September 30, 2025 compared to $1.0 million for an effective tax rate of 20.6% for the three months ended September 30, 2024.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Interest bearing deposits with banks	$17,427	$590	4.53%	$53,046	$2,194	5.52%
Securities available for sale:
Taxable	403,947	10,907	3.61	398,462	6,514	2.18
Tax-exempt (1)	44,157	938	2.84	68,852	1,419	2.75
Total securities available for sale (1)	448,104	11,845	3.53	467,314	7,933	2.27
Loans receivable (1) (4) (5)	1,776,629	81,636	6.14	1,631,179	73,569	6.02
Total interest-earning assets	2,242,160	94,071	5.61	2,151,539	83,696	5.20
Non-interest earning assets:
Cash and due from banks	30,035			26,409
Allowance for loan losses	(20,675)			(18,353)
Other assets	94,389			73,935
Total non-interest earning assets	103,749			81,991
Total Assets	$2,345,909			$2,233,530
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$566,762	$8,588	2.03	$460,579	$7,489	2.17
Savings	205,552	374	0.24	223,825	549	0.33
Time	812,778	23,385	3.85	738,205	23,311	4.22
Total interest-bearing deposits	1,585,092	32,347	2.73	1,422,609	31,349	2.94
Short-term borrowings	23,468	774	4.41	57,754	1,015	2.35
Other borrowings	90,110	2,981	4.42	150,418	5,165	4.59
Total interest-bearing liabilities	1,698,670	36,102	2.84	1,630,781	37,529	3.07
Non-interest bearing liabilities:
Demand deposits	395,470			391,479
Other liabilities	28,978			27,677
Total non-interest bearing liabilities	424,448			419,156
Stockholders' equity	222,791			183,593
Total Liabilities and Stockholders' Equity	$2,345,909			$2,233,530
Net interest income/spread (tax equivalent basis)		57,969	2.77%		46,167	2.12%
Tax-equivalent basis adjustment		(589)			(601)
Net interest income		$57,380			$45,566
Net interest margin (tax equivalent basis)			3.46%			2.87%

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

	Increase/(Decrease)
	Nine months ended September 30, 2025 Compared to
	Nine months ended September 30, 2024
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$(1,449)	$(155)	$(1,604)
Securities available for sale:
Taxable	145	4,247	4,392
Tax-exempt securities	(512)	31	(481)
Total securities	(367)	4,278	3,911
Loans receivable	6,513	1,555	8,068
Total interest-earning assets	4,697	5,678	10,375
Interest-bearing liabilities:
Interest-bearing demand and money market	1,670	(571)	1,099
Savings	(34)	(141)	(175)
Time	2,233	(2,159)	74
Total interest-bearing deposits	3,869	(2,871)	998
Short-term borrowings	(731)	490	(241)
Other borrowings	(2,065)	(119)	(2,184)
Total interest-bearing liabilities	1,073	(2,500)	(1,427)
Net interest income (tax-equivalent basis)	$3,624	$8,178	$11,802

Comparison of Operating Results for the Nine Months Ended September 30, 2025 to September 30, 2024

General

For the nine months ended September 30, 2025, net income totaled $20.3 million compared to net income of $12.5 million in the nine months ended September 30, 2024. The increase in net income for the nine months ended September 30, 2025 was due primarily to a $11.8 million increase in net interest income, offset by a $1.4 million increase in salaries and benefits, and an increase of $2.0 million in income tax expense. Earnings per share for the nine months ended September 30, 2025 were $2.22 per share for basic shares and fully diluted shares, compared to $1.55 per share for basic shares and fully diluted shares for the nine months ended September 30, 2024. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2025 were 1.16% and 12.19%, respectively, compared to 0.75% and 9.09%, respectively, for the same period in 2024.

The following table sets forth changes in net income:

(dollars in thousands)	Nine months ended
September 30, 2025 to September 30, 2024
Net income nine months ended September 30, 2024	$12,491
Change due to:
Net interest income	11,814
Provision for credit losses	(236)
Service charges and fees	323
Net gains on sales of securities and loans	97
Earnings and proceeds on bank-owned life insurance	39
Other income	138
Salaries and employee benefits	(1,445)
Occupancy, furniture and equipment	(330)
Data processing related	(153)
Professional fees	(581)
All other expenses	186
Income tax expense	(2,030)
Net income nine months ended September 30, 2025	$20,313

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2025 totaled $58.0 million which was $11.8 million higher than the comparable period in 2024. The increase in net interest income was due primarily to a $10.4 million increase in total interest income. The (fte) net interest spread and net interest margin were 2.77% and 3.46%, respectively, for the nine months ended September 30, 2025 compared to 2.12% and 2.87%, respectively, for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

For the nine months ended September 30, 2025, interest income (fte) totaled $94.1 million, with a yield on average earning assets of 5.61% compared to $83.7 million and 5.20% for the nine months ended September 30, 2024. Average loans increased $145.5 million during the nine months ended September 30, 2025, over the comparable period of 2024, while average securities decreased $19.2 million compared to the nine months ended September 30, 2024. Average earning assets totaled $2.242 billion for the nine months ended September 30, 2025, an increase of $90.6 million, over average earning assets for the same period in 2024. See “Non-GAAP Financial Measures” described above beginning on page 40.

Interest expense for the nine months ended September 30, 2025, totaled $36.1 million, at an average cost of 2.84%, compared to $37.5 million, at an average cost of 3.07% for the same period in 2024. The decrease in interest expense during the nine months ended September 30, 2025 reflects the overall lower level of market interest rates, along with the decrease in our short-term borrowings of $34.3 million. During the nine months ended September 30, 2025, the average cost of time deposits, which is the most significant component of funding costs, decreased 37 basis points compared to the same nine month period of last year, while short-term borrowing costs increased 206 basis points compared to the same nine month period of 2024.

Provision for Credit Losses

The Company had a provision for credit loss expense of $1.3 million during the nine months ended September 30, 2025, compared to $1.1 million for the nine months ended September 30, 2024. The Company makes provisions for, or releases of credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company had net charge-offs for the nine months ended September 30, 2025, of $1.3 million, compared to $1.2 million in the corresponding period in 2024. At September 30, 2025, the allowance for credit losses related to loans receivable was 1.10% of loans receivable, compared to 1.12% at September 30, 2024. Additionally, at September 30, 2025, the allowance for credit losses related to loans receivable represented 302% of non-performing loans, compared to 237% at September 30, 2024..

Other Income

Other income totaled $7.1 million for the nine months ended September 30, 2025, compared to $6.5 million for the same period in 2024. The increase was due primarily to an increased level of service charges and fees of $323,000. All other categories of other income increased $274,000, net, during the nine months ended September 30, 2025.

Other Expense

Other expense for the nine months ended September 30, 2025 totaled $37.5 million, which was $2.3 million or 6.60%, higher than the same period of 2024, due primarily to a $1.4 million increase in salaries and employee benefits, a $581,000 increase in professional fees, a $330,000 increase in occupancy, furniture and equipment, and a $153,000 increase in data processing expenses. All other categories of other expense decreased $186,000, net, during the nine months ended September 30, 2025.

Income Tax Expense

Income tax expense totaled $5.3 million for an effective tax rate of 20.8% for the nine months ended September 30, 2025 compared to $3.3 million for an effective tax rate of 20.9% for the nine months ended September 30, 2024.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the three months ended September 30, 2025, the U.S. Treasury yield curve has flattened slightly. During the nine months ended September 30, 2025, the yield on U.S. Treasury 5-year notes decreased 64 basis points from 4.38% to 3.74%, while the yield on 3-month Treasury bills decreased 51 basis points from 4.37% to 3.86%. The 3-month/5-year Treasury spread increased from a positive 1 basis point at December 31, 2024 to a negative 18 basis points at September 30, 2025. A continued flattening or inversion in the yield curve may adversely affect net interest income as reinvestment of cash flows may be at lower rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further lowering short-term rates.

The following reflects our net interest income sensitivity analysis at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(5,113)	-5.6%	72	0.1%
+200	(3,264)	-3.6%	488	0.5%
+100	(1,531)	-1.7%	541	0.5%
Static	-	0.0%	-	0.0%
-100	839	9.0%	(1,331)	-2.4%
-200	(150)	-0.2%	(8,045)	-8.1%

	December 31, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,364)	-7.9%	(4,164)	-4.5%
+200	(4,131)	-5.1%	(2,500)	-2.7%
+100	(1,963)	-2.4%	(1,043)	-1.1%
Static	-	0.0%	-	0.0%
-100	1,438	1.8%	(380)	-0.4%
-200	1,441	1.8%	(4,472)	-4.8%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 3.6% in year 1 and increase net interest income by 0.5% in year 2. Our balance sheet sensitivity to such a move in interest rates at September 30, 2025 decreased as compared to December 31, 2024 (which was a decrease of 5.1% in net interest income over a twelve-month period). This decrease in sensitivity is the result of a decrease in the balance of borrowed funds over the nine month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term rates by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio declined to 4.7 years at September 30, 2025 from 5.6 at December 31, 2024.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2025.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2025	-	$-	-	244,234
August 1 – 31, 2025	-	-	-	244,234
September 1 – 30, 2025	-	-	-	244,234
Total	-	$-	-	244,234

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

(2)Incorporated by reference from Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2024.

(3)Incorporated herein by reference into this document from the identically numbered exhibit to the Company’s Form 10, Registration Statement initially filed in paper with the Commission on April 29, 1996, Registration No. 0-28364.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORWOOD FINANCIAL CORP

Date: November 7, 2025	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)