Form 10-K
period 2025-12-31
NORWOOD FINANCIAL CORP
filed 2026-03-13
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

____________________

(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the registrant’s Common Stock as of June 30, 2025, $25.78 per share, was $218.8 million based on 8,488,748 shares of Common Stock held by non-affiliates on that date. Solely for purposes of this calculation, shares held by directors, executive officers and greater than 10% stockholders are treated as shares held by affiliates.

As of March 1, 2026, there were 10,889,603 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders. (Part III)

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

Item 1. Business.

General

Norwood Financial Corp (the “Company”), a Pennsylvania corporation, was incorporated in 1995 to become the holding company for Wayne Bank (the “Bank”). The Company is a registered bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve”). As of December 31, 2025, the Company had total consolidated assets of $2.425 billion, consolidated deposits of $2.183 billion, and consolidated stockholders’ equity of $242.2 million. The Company’s ratio of average equity to average assets was 9.59%, 8.26%, and 8.14% for fiscal years 2025, 2024 and 2023, respectively.

Wayne Bank is a Pennsylvania chartered bank and trust company headquartered in Honesdale, Pennsylvania. The Bank was originally chartered on February 17, 1870, as Wayne County Savings Bank and changed its name to Wayne County Bank and Trust in December 1943. In September 1993, the Bank adopted the name Wayne Bank. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Bank is regulated and examined by the Pennsylvania Department of Banking and Securities (“Department”) and the FDIC. The Bank is an independent community bank with fifteen offices in Northeastern Pennsylvania and fourteen offices in Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York.

The Bank offers a wide variety of personal and business credit services and trust and investment products and real estate settlement services to the consumers, businesses, nonprofit organizations, and municipalities in each of the communities that the Bank serves. The Bank primarily serves the northeastern Pennsylvania counties of Wayne, Pike, Monroe, Lackawanna and Luzerne and, to a much lesser extent, Susquehanna County in addition to the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. In addition, the Bank operates automated teller machines at 29 branch facilities plus one machine at an off-site location.

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

Competition

The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company’s market area of Wayne, Pike, Monroe, Lackawanna and Luzerne Counties, Pennsylvania and Delaware, Sullivan, Ontario, Otsego and Yates Counties, New York as well as from on-line banks. Based on data compiled by the FDIC as of June 30, 2025 (the latest date for which such data is available), the Bank had the third largest share of FDIC-insured deposits in Wayne County with approximately 22.50%, the second largest share in Pike County with 17.76%, sixth largest share in Monroe County with 3.89%, the tenth largest share in Lackawanna County with 1.19% and the sixteenth largest share in Luzerne County with 0.42%. At June 30, 2025, the Bank had the largest share of FDIC-insured deposits in Delaware County, New York, with 31.39% and the fourth largest share in Sullivan County, New York, with 12.45%. The Bank’s market share in Ontario, Otsego and Yates Counties were 5.87%, 14.87% and 18.52%, respectively. This data does not reflect deposits held by credit unions with which the Bank also competes. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Personnel

As of December 31, 2025, the Bank had 275 full-time and six part-time employees. None of the Bank’s employees are represented by a collective bargaining group.

Trust Activities

The Bank operates a Wealth Management/Trust Department which provides estate planning, investment management and financial planning to customers for which it is generally compensated based on a percentage of assets under management. As of December 31, 2025, the Bank had $213.9 million of assets under management compared to $205.1 million as of December 31, 2024. The increase reflects growth and improved market valuations during 2025, such as stock market performance which can affect the value of a customer’s investment portfolio.

Subsidiary Activities

The Bank, a Pennsylvania chartered bank, is the only wholly owned subsidiary of the Company. Norwood Investment Corp. (“NIC”), a Pennsylvania corporation incorporated in 1996 and a Pennsylvania licensed insurance agency, is a wholly owned subsidiary of the Bank. NIC’s business is brokerage activities including stocks, bonds, mutual funds, exchange traded funds and advisory services, as well as annuity and insurance products, primarily to customers of the Bank. The annuities, mutual funds and other investment products are not insured by the FDIC or any other government agency. They are not deposits, obligations of, or guaranteed by any bank. Until February 16, 2018, securities were offered through Invest Financial, a registered broker/dealer. Effective February 16, 2018, the broker/dealer relationship transitioned to LPL Financial LLC (“LPL”) as a result of the sale of Invest to LPL in 2017. LPL is a registered broker/dealer and a member of FINRA and the SIPC. NIC generated gross revenues for the Company of $708,000 and $407,000 in 2025 and 2024, respectively, which is included in Other Income.

WCB Realty Corp., a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank whose principal asset is the administrative offices of the Company, which also includes the Main Office of the Bank.

WTRO Properties Inc. (“WTRO”), a Pennsylvania corporation, is a wholly owned real estate subsidiary of the Bank established to hold title to certain real estate upon which the Bank has foreclosed. As of December 31, 2025 and 2024, the outstanding balance of foreclosed properties on which WTRO held title totaled $0 and $0, respectively.

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

Interstate Banking. The Bank operates branches in Pennsylvania and New York. Under the federal Riegle-Neal Interstate Banking and Branching Efficiency Act (the “Riegle-Neal Act”), an insured state bank that establishes a branch in another state may conduct any activity at such branch that is permissible under the laws of its home state to the extent that such activity is permissible either for a bank chartered by the host state or for a branch of an out-of-state national bank in the host state. The laws of the host state, including laws regarding community reinvestment, consumer protection, fair lending and branching within the host state, apply to any branch of an out-of-state bank to the same extent as such laws apply to a branch of an out-of-state national bank. The Riegle-Neal Act prohibits out-of-state banks from using their interstate branches primarily for purposes of deposit production. If a federal banking regulator reasonably determines from available information that an out-of-state bank’s level of lending in a host state is less than half the loan-to-deposit ratio for all banks in the host state, the regulator may order the closure of the out-of-state branches or prohibit the opening of new branches in the host state unless the out-of-state bank has an acceptable plan or can give reasonable assurances that it will reasonably help meet the credit needs of the communities served in the host state.

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

The Bank is also subject to minimum capital requirements imposed by the Department on Pennsylvania-chartered depository institutions. Under the Department’s capital requirements, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Department has the supervisory discretion to require higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. The Bank was in compliance with both the FDIC and the Pennsylvania capital requirements in effect as of December 31, 2025.

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

At December 31, 2025, the Bank qualified as “well capitalized” under the prompt corrective action rules.

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

Loans to One Borrower. Under Pennsylvania law, commercial banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts. An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. Pursuant to the national bank parity provisions of the Pennsylvania Banking Code, the Bank may also lend up to the maximum amounts permissible for national banks, which are allowed to make loans to one borrower of up to 25% of capital and surplus in certain circumstances. As of December 31, 2025, the Bank’s loans-to-one-borrower limitation was $34.3 million and the Bank was in compliance with such limitation.

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

As a member, the Bank is required to purchase and maintain restricted stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank’s outstanding advances from the FHLB. At December 31, 2025, the Bank was in compliance with this requirement.

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

Community Reinvestment. All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of the Bank, the FDIC is required to assess our record of meeting the credit needs of our entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” CRA rating in its most recent CRA performance evaluation by the FDIC in August 2025.

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

In October 2023, Nasdaq adopted listing standards requiring listed companies to adopt policies providing for the recovery or “clawback” of excess incentive-based compensation earned by current or former executive officers during the three fiscal years preceding the date the listed company determines an accounting restatement is required. The Company adopted a clawback policy compliant with the new Nasdaq listing standard, effective October 2, 2023.

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

The Bank has adopted an Incident Response Policy (the “IR Policy”) for responding to cybersecurity incidents. This IR Policy applies to both potential and actual incidents. The IR Policy should be invoked in any context where the Bank believes that an incident may have occurred. The IR Policy applies to all employees, contractors, and third parties. The objectives of the IR Policy are to ensure the protection of customer data and all organization assets from security incidents and ensure timely detection, mitigation, and communication of security incidents to appropriate parties.

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

During the fiscal year ended December 31, 2025, the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, its business strategy, results of operations, or financial condition.

Item 2. Properties.

The Bank operates from its main office located at 717 Main Street, Honesdale, Pennsylvania and twenty-eight additional branch offices in Northeastern Pennsylvania and upstate New York. The Bank’s total investment in office property and equipment is $45.9 million with a net book value of $23.0 million as of December 31, 2025. The Bank currently operates automated teller machines at all of its community office facilities, as well as one off-site ATM. The Bank leases eight of its locations.

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

The MOVEit cases have since been transferred and consolidated in the United States District Court for the District of Massachusetts (the “Court”) and are now entitled MOVEit Customer Data Security Breach Litigation. On July 23, 2024, on behalf of all of the Defendants (including the Company) in this case, an omnibus Motion to Dismiss the cases for lack of Article III standing pursuant to Rule 12(b)(1) of the Federal Rules of Civil Procedure was filed with the Court. A hearing on this motion was held on October 9, 2024. On December 12, 2024, the Court denied the defendants’ Rule 12(b)(1) motion in large part. The Court has ordered that a bellwether process be used to test claims and defenses. Because Wayne Bank is not a bellwether defendant, its obligations will be much lessened but will include, among other things, modest discovery.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market Information

STOCK LISTING

Norwood Financial Corp stock is traded on the Nasdaq Global Market under the symbol NWFL. As of December 31, 2025, there were approximately 1,235 registered stockholders based on the records of our transfer agent. Certain shares of the Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

(b)Use of Proceeds. Not applicable.

(c)Issuer Purchases of Equity Securities. On March 30, 2021, the Company authorized a repurchase plan of up to approximately 5% of its issue share capital. Set forth below is information regarding the Company’s stock repurchases during the fourth quarter of the fiscal year ended December 31, 2025.

	Issuer Purchases of Equity Securities
	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2025	—	$—	—	244,234
November 1 – 30, 2025	—	—	—	244,234
December 1 – 31, 2025	—	—	—	244,234

Total	—	$—	—	244,234

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Introduction

This Management’s Discussion and Analysis and related financial data are presented to assist in the understanding and evaluation of the financial condition and results of operations for the Company and the Bank, as of December 31, 2025 and 2024, and for the years ended December 31, 2025 and 2024. This section should be read in conjunction with the consolidated financial statements and related footnotes.

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

OVERVIEW

The following table provides an overview of selected financial data:

For the years ended December 31, (Dollars in thousands, except per share data)	2025	2024	2023
Net interest income	$78,324	$62,191	$62,067
Provision for credit losses	1,773	2,673	5,548
Other income before (losses) gains on sales of loans and investments	9,291	8,616	8,270
Net realized gains (losses) on sales of loans and securities	326	(19,767)	(146)
Other expenses	51,149	48,625	43,497
Income (loss) before income taxes	35,019	(258)	21,146
Income tax expense (benefit)	7,264	(98)	4,387
NET INCOME (LOSS)	27,755	(160)	16,759
Net income (loss) per share-Basic	$3.01	($0.02)	$2.08
-Diluted	$3.01	($0.02)	$2.07
Cash dividends paid	11,489	9,719	9,417
Dividend pay-out ratio	41.39%	-6074.38%	56.19%

Return on average assets	1.17%	-0.01%	0.79%
Return on average equity	12.22%	-0.09%	9.67%

BALANCES AT YEAR-END
Total assets	2,424,842	2,317,462	2,201,079
Loans receivable	1,853,422	1,713,638	1,603,618
Allowance for credit losses	19,882	19,843	18,968
Total deposits	2,078,645	1,859,163	1,795,159
Stockholders’ equity	242,157	213,508	181,070
Trust assets under management	213,912	205,097	192,374

Book value per share	$26.06	$23.02	$22.33

Tier 1 Capital to risk-adjusted assets	12.37%	12.35%	11.99%
Total Capital to risk-adjusted assets	13.41%	13.45%	13.06%
Allowance for credit losses to total loans	1.07%	1.16%	1.18%
Non-performing assets to total assets	0.29%	0.34%	0.35%

FINANCIAL CONDITION

Total Assets

Total assets as of December 31, 2025 were $2.425 billion compared to $2.317 billion as of year-end 2024, an increase of $107.4 million. The increase in total assets was primarily attributable to a $139.8 million increase in loans receivable, offset by a $27.9 million decrease in cash and cash equivalents.

Loans Receivable

As of December 31, 2025, loans receivable totaled $1.853 billion compared to $1.714 billion as of year-end 2024, an increase of $139.8 million due primarily to a $42.6 million increase in consumer loans, an increase of $33.4 million in commercial real estate loans, and an increase of $32.4 million in construction loans.

The Bank’s loan products include loans for personal and business use. Personal lending includes mortgage lending to finance principal residences and, to a lesser extent, second home dwellings. The Bank’s loan products include fixed-rate mortgage products with terms up to 30 years which may be sold in the secondary market through the Federal National Mortgage Association (“Fannie Mae”) or the FHLB, or held in the Bank’s portfolio to the extent consistent with our asset/liability management strategies. Fixed-rate home equity loans are originated on terms up to 180 months. Home equity lines of credit tied to the prime rate are also offered. The Bank also offers indirect dealer financing of automobiles (new and used), boats, and recreational vehicles through a limited network of dealers in Northeast Pennsylvania and the Southern Tier of New York. At December 31, 2025, there were $328.0 million of indirect loans in the consumer loan portfolio.

Commercial loans and commercial mortgages are provided to local small and mid-sized businesses at a variety of terms and rate structures. Commercial lending activities include lines of credit, revolving credit, term loans, mortgages, various forms of secured lending and a limited amount of letter of credit facilities. The rate structure may be fixed, immediately repricing tied to the prime rate or adjustable at set intervals. Also included in commercial loans are municipal finance lending in which the Bank has been active in recent years. Municipal lending includes both general obligations of local taxing authorities and revenue obligations of specific revenue producing projects such as sewer authorities and educational units. At December 31, 2025, the Bank had approximately $178.7 million in loans on commercial rentals, as well as $116.6 million of loans outstanding on residential rentals.

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

The following table sets forth maturities and interest rate sensitivity for selected categories of loans as of December 31, 2025. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

	One Year or Less	After One to Five Years	After Five Years Through 15 years	After 15 years	Total
	(dollars in thousands)

Real Estate:
Residential	$50,454	$131,698	$111,148	$59,042	$352,342
Commercial	74,502	213,701	371,910	90,136	750,249
Agricultural	6,065	13,427	31,977	7,733	59,202
Construction	2,208	27,201	21,807	34,177	85,393
Commercial loans	97,024	109,628	22,552	645	229,849
Other agricultural loans	11,398	12,832	2,152	48	26,430
Consumer loans	137,846	196,528	14,844	1,192	350,410
Total	$379,497	$705,015	$576,390	$192,973	$1,853,875

Loans with fixed rates	$27,359	$235,304	$419,018	$213,882	$895,563
Loans with floating rates	457,935	447,618	52,759	-	958,312
Total	$485,294	$682,922	$471,777	$213,882	$1,853,875

allowance for CREDIT Losses

The allowance for credit losses totaled $19,882,000 as of December 31, 2025, and represented 1.07% of total loans receivable compared to $19,843,000 and 1.16% of total loans as of year-end 2024. Net charge-offs for 2025 totaled $1,890,000 and represented 0.11% of average loans compared to $1,671,000 and 0.10% of average loans in 2024.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The Company has limited exposure to higher-risk loans. The Company does not originate option ARM products, interest only loans, sub-prime loans or loans with initial teaser rates in its residential real estate portfolio. As of December 31, 2025, the Company had $21,122,000 of junior lien home equity loans. For the year ended December 31, 2025, there were $0 of charge-offs in this portfolio, with recoveries of $0.

Loan concentrations are considered to exist when there are amounts loaned to a number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. Our lending activity is heavily concentrated in the geographic market areas we serve. At December 31, 2025, the Company had no concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

As of December 31, 2025, the Company had $750.2 million of commercial real estate loans, which represented 40.5% of total loans outstanding. Non-owner occupied commercial real estate loans totaled $186.3 million, or 10.1% of total loans outstanding and 79.6% of regulatory capital requirements. As of December 31, 2025, the Company had $85.4 million of construction loans, which represented 4.6% of total loans outstanding and 36.5% of regulatory capital requirements.

As of December 31, 2025 and 2024, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2025, the highest concentrations are in commercial rentals and the hotels/motels category, with loans outstanding of $178.7 million, or 9.7% of loans outstanding, to commercial rentals, and $125.1 million, or 6.8% of loans outstanding, to hotels/motels. For the year ended December 31, 2025, the Company recognized charge offs of $0 on commercial rentals and $0 on hotels/motels. The Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals in 2024, the highest concentrations in 2024.

The following table sets forth information with respect to the Bank’s allowance for credit losses as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(dollars in thousands)
Total loans receivable, net of deferred fees	$1,853,422	$1,713,638

Allowance balance at beginning of period	$19,843	$18,968

Net (charge-offs) recoveries:
Real Estate-Residential	(60)	41
Real Estate-Commercial	(51)	110
Real Estate-Agricultural	—	—
Real Estate-Construction	—	—
Commercial loans	(43)	(100)
Other agricultural loans	(48)	—
Consumer	(1,688)	(1,722)

Total	(1,890)	(1,671)

Provision Expense	1,929	2,546
Allowance balance at end of period	$19,882	$19,843

Average loans receivable:
Real Estate-Residential	$337,223	$319,984
Real Estate-Commercial	736,961	691,673
Real Estate-Agricultural	61,732	62,802
Real Estate-Construction	68,993	49,542
Commercial loans	225,592	204,876
Other agricultural loans	27,507	30,988
Consumer	333,561	286,263

Total average loans outstanding	$1,791,569	$1,646,128

Net (charge-offs) recoveries as a percent of average loans outstanding
Real Estate-Residential	(0.02)%	0.01%
Real Estate-Commercial	(0.01)	0.02
Real Estate-Agricultural	-	-
Real Estate-Construction	-	-
Commercial loans	(0.02)	(0.05)
Other agricultural loans	(0.17)	-
Consumer	(0.51)	(0.60)

Total net charge-offs	(0.11)%	(0.10)%

Credit Quality Ratios:
As a percent of year-end loans, net of unearned income:
Allowance for credit losses	1.07%	1.16%
Nonaccrual loans	0.34%	0.45%
Nonperforming loans	0.34%	0.46%
Allowance for credit losses to nonaccrual loans	319.85%	257.03%
Allowance for credit losses to nonperforming loans	313.65%	252.01%

During the twelve month period ended December 31, 2025, the Bank recognized net charge-offs in the amount of $1,890,000 compared to the $1,671,000 of net charge-offs reported for the twelve months ended December 31, 2024. The provision for credit losses decreased to $1,773,000 for the twelve months ended December 31, 2025, compared to $2,673,000 for the twelve months ended December 31, 2024.

The following table sets forth the allocation of the Bank’s allowance for credit losses by loan category and the percent of loans in each category to total loans at the date indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which credit losses may occur. The total allowance is available to absorb losses from any type of loan.

	As of December 31,
	2025			2024
	Allowance	% of	% of	Allowance	% of	% of
	for Credit	ACL	Loans	for Credit	ACL	Loans
	Losses on	to Total	to Total	Losses on	to Total	to Total
	Loans	ACL	Loans	Loans	ACL	Loans
	(dollars in thousands)
Real estate – residential	$2,271	11.5%	19.0%	$1,146	5.8%	19.3
Real estate – commercial	7,534	37.9	40.5	11,406	57.5	41.8
Real estate – agricultural	395	2.0	3.2	48	0.2	3.7
Real estate – construction	1,471	7.4	4.6	884	4.5	3.1
Commercial	3,011	15.1	12.4	1,732	8.7	12.4
Other agricultural loans	282	1.4	1.4	162	0.8	1.7
Consumer	4,918	24.7	18.9	4,465	22.5	18.0
Total	$19,882	100%	100%	$19,843	100%	100

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

The following table sets forth information regarding non-performing loans and real estate as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(dollars in thousands)
Non-accrual loans:
Real Estate loans
Residential	$919	$940
Commercial	4,064	5,743
Agricultural	—	—
Construction	34	—
Commercial	68	127
Other agricultural loans	—	—
Consumer loans	1,131	910
Total non-accrual loans*	6,216	7,720

Accruing loans which are contractually past-due 90 days or more	123	154

Total non-performing loans	6,339	7,874
Foreclosed real estate	771	—
Total non-performing assets	$7,110	$7,874

Securities

The securities portfolio consists of U.S. Treasury securities, U.S. Government agencies, mortgage-backed securities issued by government sponsored entities and municipal obligations. The Company classifies its investments into two categories: held to maturity (HTM) and available for sale (AFS). The Company does not have trading securities. Securities classified as HTM are those in which the Company has the ability and the intent to hold the security until contractual maturity. As of December 31, 2025, there were no securities carried in the HTM portfolio. Securities classified as AFS are eligible to be sold due to liquidity needs or interest rate risk management. These securities are adjusted to and carried at their fair value with any unrealized gains or losses recorded net of deferred income taxes, as an adjustment to capital and reported in the equity section of the Consolidated Balance Sheet as other comprehensive income. As of December 31, 2025, $408.8 million of securities were so classified and carried at their fair value, with unrealized losses, net of tax, of $21.9 million included in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company considers its investment portfolio a source of earnings and liquidity. Investment securities may also be pledged to secure public deposits and customer repurchase agreements.

As of December 31, 2025, the average life of the portfolio was 6.0 years. Purchases for the year totaled $63.3 million, while maturities and principal reductions totaled $67.8 million and proceeds from sales were $0 million.

The following table sets forth certain information regarding securities not carried at fair value through earnings, weighted average yields, and maturities of the Company’s securities portfolio as of December 31, 2025. Yields on tax-exempt securities are stated on a fully taxable equivalent basis using a Federal tax rate of 21%. Actual maturities may differ from contractual maturities as certain instruments have call features which allow prepayment of obligations. Maturity on the mortgage-backed securities is based upon contractual terms, the average life may differ as a result of changes in cash flow.

			After One		After Five				Total Investment
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Securities
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(dollars in thousands)
U.S. Treasury securities	$3,988	4.10%	$16,870	3.56%	$—	—%	$—	—%	$20,858	3.66%
U.S. Government agencies	—	—	1,912	0.85	5,763	3.49	—	—	7,675	2.82
State and political subdivision	1,830	3.64	—	—	54,289	2.06	36,381	2.48	92,500	2.25
Corporate Securities	—	—	1,971	7.44	11,580	6.35	—	—	13,551	6.38
Mortgage-backed securities - government sponsored entities	130	2.25	757	2.94	5,993	3.87	267,319	3.78	274,199	3.78

Total Investment Securities	$5,948	3.92%	$21,510	3.64%	$77,625	2.86%	$303,700	3.55%	$408,783	3.42%

The portfolio had 8 adjustable-rate instrument as of December 31, 2025 and one adjustable-rate instrument as of December 31, 2024. The portfolio contained no private label mortgage-backed securities, collateralized debt obligations (CDOs), or trust preferred securities, and no off-balance sheet derivatives were in use. As of December 31, 2025, the portfolio did not contain any step-up bonds. The mortgage-backed securities portfolio includes pass-through bonds and collateralized mortgage obligations (CMO’s) issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association (GNMA).

The Company evaluates the securities in its portfolio for credit losses as fair value declines below cost. In estimating credit losses, management considers the financial condition and near-term prospects of the issuer. As of December 31, 2025, the Company held 189 investment securities in a loss position, which had a combined unrealized loss of $30.7 million. Management believes that these losses are principally due to changes in interest rates and concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on the available-for-sale debt securities for the twelve months ended December 31, 2025 and 2024.

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

DEPOSITS

The Bank provides a full range of deposit products to its retail, business and municipal customers. These include interest-bearing and noninterest bearing transaction accounts, statement savings and money market accounts. Certificate of deposit terms range up to five years for retail instruments. As of December 31, 2025, the Bank did not have any brokered deposits obtained through internet listing services. As of December 31, 2025, broker deposits that were secured through Cede & Co totaled $33.2 million. The Bank participates in the Jumbo CD ($250,000 and over) markets with local municipalities and school districts which are typically priced on a competitive bid basis. Other services the Bank offers its customers include IntraFi CDARS and ICS, cash management, direct deposit, Remote Deposit Capture, mobile deposit capture, Zelle and Automated Clearing House (ACH) activity. The Bank operates thirty automated teller machines and is affiliated with the MoneyPass® ATM network. Internet banking including bill-pay is offered through the website at wayne.bank. Other services, such as eStatements and mobile banking are available online.

The following table sets forth information regarding deposit categories of the Company.

	Years Ended December 31,
	2025		2024
	Average		Average
	Balance	Rate Paid	Balance	Rate Paid
	(dollars in thousands)
Noninterest-bearing demand	$399,948	—%	$393,616	—%
Interest-bearing demand	397,801	2.09	279,231	2.25
Money Market	187,488	1.92	196,875	2.15
Savings	203,765	0.24	220,190	0.32
Time	821,710	3.81	744,895	4.18

Total	$2,010,712		$1,834,807

As of December 31, 2025 and 2024, the total of uninsured deposits of the Company was $833,097,000 and $698,357,000, respectively. Total uninsured deposits is calculated based on regulatory reporting requirements and reflects the portion of any deposit of a customer at an insured depository institution that exceeds the applicable FDIC insurance coverage for that depositor at that institution and amounts in any other uninsured investment or deposit accounts that are classified as deposits and not subject to any federal or state deposit insurance regime.

As of December 31, 2025, the total of U.S. time deposits in excess of the FDIC insurance limits were $289,851,000. Time deposits over $250,000, which consist principally of school district funds, other public funds and short-term deposits from large commercial customers, with maturities are generally less than one year. These deposits are subject to competitive bid and the Company bases its bid on current interest rates, loan demand, investment portfolio structure and the relative cost of other funding sources.

The following table indicates the amount of time deposits that are uninsured by time remaining until maturity as of December 31, 2025:

Amount
(in thousands)

Three months or less	$90,190
Over 3 through 6 months	107,098
Over 6 months through 12 months	61,312
Over 12 months	31,251
$289,851

Total deposits as of December 31, 2025, were $2.079 billion, an increase of $219.5 million from December 31, 2024. Non-maturity interest-bearing deposits increased $83.6 million in 2025, while non-interest bearing demand deposits increased $38.1 million. Time deposits increased $97.8 million during 2025.

As of December 31, 2025, non-interest bearing demand deposits totaled $419.6 million compared to $381.5 million at December 31, 2024. Cash management accounts in the form of securities sold under agreements to repurchase included in short-term borrowings, totaled $0 at December 31, 2025 compared to $36.3 million as of December 31, 2024. These balances represent commercial and municipal customers’ funds invested in overnight securities. The Company considers these accounts as a source of core funding.

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

Summary

Net income for the Company for the year ended December 31, 2025 was $27,755,000, compared to the net loss of $160,000 in the year ended December 31, 2024. Earnings per share on a fully diluted basis were $3.01 for 2025 compared to losses per share on fully diluted basis of $0.02 in 2024. The return on average assets for the year ended December 31, 2025, was 1.17%, and the return on average equity was 12.22%, compared to (0.01)% and (0.09)%, respectively, for the year ended December 31, 2024. Net interest income increased $16,133,000 for the year ended December 31, 2025.

For the year ended December 31, 2025, fully taxable equivalent (“fte”) net interest income totaled $79,099,000, an increase of $16,089,000 from the year ended December 31, 2024 total. Average loans outstanding increased $145.4 million in 2025, which contributed to an increase in interest income (fte) of $10.6 million. During the year ended December 31, 2025, average interest-bearing deposits increased $169.6 million, which contributed to an increase in interest expense of $1.3 million. The cost of borrowed funds decreased $3.5 million in 2025, compared to the prior year due to a decrease in borrowings. During the year ended December 31, 2025, the resulting net interest spread (fte) decreased to 2.81% compared to 2.17% at December 31, 2024, due to a 0.38% increase in the yield earned, and a 0.26% decrease in the cost of funds.

Total other income was $9,617,000 for the year ended December 31, 2025, compared to a loss of $11,151,000 in the prior year, an increase of $20,768,000. Net realized losses on sales of securities decreased $19,962,000 during the year ended December 31, 2025, primarily as a result of the repositioning of the securities portfolio in December 2024, while gains on the sale of foreclosed real estate owned and gains on sale of loans increased $99,000 in aggregate. Earnings and proceeds on life insurance policies increased $32,000 in 2025 compared to 2024, while all other items of other income increased $675,000, net, in 2025.

During the year ended December 31, 2025, other expenses were $51,149,000, compared to $48,625,000 for the year ended December 31, 2024, an increase of $2,524,000. Salaries and benefits costs increased $1,910,000 in 2025, while merger related expenses increased $1,238,000, and furniture and equipment expenses increased $284,000. All other operating expenses decreased $908,000, net, in 2025. Income tax expense for the 2025 year totaled $7,264,000, compared to an income tax benefit of $98,000 from the 2024 year ended. The effective tax rate in 2025 was 20.7% compared to 38.0% in 2024.

The following table sets forth changes in net income (loss) (in thousands):

Net loss 2024	$(160)
Net interest income	16,133
Provision for credit losses	900
Net gains on sales of loans and securities	20,093
Net gains on sales of foreclosed real estate	(32)
Other income	707
Salaries and employee benefits	(1,910)
Occupancy, furniture and equipment	(429)
Data processing and related operations	(43)
Advertising	188
FDIC insurance assessment	(208)
Indirect dealer fees	(559)
Shares tax expense	(155)
Merger related	(1,238)
Other expenses	1,830
Income tax expense	(7,362)
Net income 2025	$27,755

NET INTEREST INCOME

Net interest income (fte) totaled $79,099,000 for the year ended December 31, 2025 compared to $63,010,000 for 2024, an increase of $16,089,000. The resulting fte net interest spread and net interest margin were 2.81% and 3.49%, respectively, in 2025 compared to 2.17% and 2.91%, respectively, in 2024.

Interest income (fte) for the year ended December 31, 2025 totaled $127,303,000 compared to $113,399,000 in 2024. The fte yield on average earning assets was 5.62%, increasing 38 basis points from the 5.24% reported last year. The tax-equivalent yield on total loans was 6.16% in 2025, increasing from 6.06% in 2024, while average loans outstanding increased $145.4 million, resulting in an increase in interest income (fte) from loans of $10.6 million. The yield on securities increased 123 basis points in 2025 due primarily to the repositioning of the portfolio in December 2024. During the year ended December 31, 2025, while average securities outstanding decreased $20.8 million, interest income (fte) from securities outstanding, increased $5.0 million from the year ended December 31, 2024.

Interest expense was $48,204,000 for the year ended December 31, 2025, which resulted in an average cost of interest-bearing liabilities of 2.81% compared to total interest expense of $50,389,000 during the year ended December 31, 2024, with an average cost of 3.07%. Total interest-bearing deposits cost was 2.71% for the year ended December 31, 2025, which was a decrease of 23 basis points over the 2024 fiscal year ended. The decrease in cost was due primarily to time certificates of deposit that repriced to current market rates upon maturity, resulting in a decrease in the interest rate paid from 4.18% in 2024 to 3.81% in 2025, along with a decrease in the interest-bearing demand and money market from 2.21% in 2024 to 2.04% in 2025, and a decrease in savings from 0.32% in 2024 to 0.24% in 2025.

PROVISION FOR CREDIT LOSSES

The provision for credit losses was $1,773,000 in 2025 compared to $2,673,000 in 2024. Net charge-offs for the year ended December 31, 2025 decreased to $1,890,000 from net charge-offs of $1,671,000 for the year ended December 31, 2024.

The Company makes provisions for, or releases of, credit losses in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis.

OTHER INCOME

Total other income was $9,617,000 for the year ended December 31, 2025, compared to a loss of other income of $11,151,000 for the year ended December 31, 2024, an increase of $20,768,000. Net realized losses on sales of securities decreased $19,962,000 to $0 during the year ended December 31, 2025, primarily as a result of the repositioning of the securities portfolio in December 2024. Service charges and fees increased $462,000 and gains on sale of loans increased $131,000. All other items of other income increased $213,000, net, during the year ended December 31, 2025.

Other Income (dollars in thousands)

For the year ended December 31

The following table shows total other income:

	2025	2024
Service charges and fees	$6,421	$5,959
Income from fiduciary activities	1,033	943
Net realized (losses) gains on sales of securities	—	(19,962)
Net gain on sale of loans	326	195
Net gain on sale of foreclosed real estate owned	—	32
Earnings and proceeds on life insurance policies	1,088	1,056
Other	749	626
Total	$9,617	$(11,151)

OTHER EXPENSES

Other expenses totaled $51,149,000 for the year ended December 31, 2025, compared to $48,625,000 in the 2024 fiscal year. For the year ended December 31, 2025, salaries and employee benefits increased $1,910,000 to $26,928,000, while merger related expenses increased $1,238,000. Furniture and equipment expenses increased $284,000 to $1,405,000 during the year ended December 31, 2025, compared to $1,121,000 for the year ended December 31, 2024. During the year ended December 31, 2025, all other operating expenses decreased $908,000, net. The Company’s efficiency ratio, which measures total other expenses as a percentage of net interest income (fte) plus other income excluding losses on securities sales was 58.2% in 2025 compared to 68.5% in 2024. Please see “Non-GAAP Financial Measures” later in this discussion for more information on this Non-GAAP Financial Measure.

Other Expenses (dollars in thousands)

For the year ended December 31

The following table shows total other expenses:

	2025	2024
Salaries	$16,054	$15,447
Employee benefits	10,874	9,571
Occupancy	4,073	3,928
Furniture and equipment	1,405	1,121
Data processing and related operations	4,563	4,520
Federal Deposit Insurance Corporation insurance assessment	1,552	1,344
Advertising	742	930
Professional fees	1,913	2,173
Postage and telephone	1,311	1,090
Taxes, other than income	770	615
Foreclosed real estate	142	54
Amortization of intangible assets	54	69
Merger related	1,238	—
Other	6,458	7,763
Total	$51,149	$48,625

INCOME TAXES

Income tax expense for the year ended December 31, 2025 totaled $7,264,000, which resulted in an effective tax rate of 20.7%, compared to an income tax benefit of $98,000 and 38.0% for 2024.

CAPITAL AND DIVIDENDS

Total stockholders’ equity as of December 31, 2025 was $242.2 million, compared to $213.5 million as of December 31, 2024. Earnings retention, net of an $11.6 million reduction resulting from cash dividends declared, contributed to the increase. Fluctuations in interest rates during the year ended December 31, 2025, impacted the fair value of the Company’s Available-for-Sale securities, and contributed to $11.8 million increase in accumulated other comprehensive income. As of December 31, 2025 the Company had a leverage capital ratio of 9.65%, a Tier 1 risk-based capital ratio and a common equity Tier 1 risk-based capital ratio of 12.37%, and a total risk-based capital ratio of 13.41%, compared to 9.36%, 12.35% and 13.45%, respectively, at December 31, 2024.

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

The following table reconciles net interest income to net interest income on a fully taxable-equivalent basis:

(dollars in thousands)	Years ended December 31,
	2025	2024
Net interest income	$78,324	$62,191
Tax-equivalent basis adjustment
using a 21% marginal tax rate	775	819
Net interest income on a fully
taxable equivalent basis	$79,099	$63,010

The following table provides a reconciliation between certain GAAP financial measures (net interest income and other expense) and the related non-GAAP measures to derive the efficiency ratio measure:

(dollars in thousands)	Years ended December 31,
	2025	2024
Net interest income	$78,324	$62,191
Other income	9,617	(11,151)
Add back net realized (losses) gains on sales of securities	—	(19,962)

Total adjusted revenue	$87,941	$71,002

Other Expenses	51,149	48,625

Efficiency ratio	58.16%	68.48%

CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND RATES

(Tax-Equivalent Basis, dollars in thousands)

Year Ended December 31	2025			2024
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(1)	(2)	(1)	(1)
ASSETS
Interest-earning assets:
Interest-bearing deposits with banks	$24,822	$1,064	4.29%	$51,433	$2,768	5.38%
Securities available for sale:
Taxable	402,976	14,563	3.61	400,050	8,948	2.24
Tax-exempt (1)	44,294	1,254	2.83	68,041	1,868	2.75
Total securities available for sale	447,270	15,817	3.54	468,091	10,816	2.31
Loans receivable (1)(3)(4)	1,791,569	110,422	6.16	1,646,128	99,815	6.06
Total interest-earning assets	2,263,661	127,303	5.62	2,165,652	113,399	5.24
Noninterest earning assets:
Cash and due from banks	30,376			26,629
Allowance for credit losses	(20,523)			(18,450)
Other assets	96,136			76,340
Total noninterest earning assets	105,989			84,519
TOTAL ASSETS	$2,369,650			$2,250,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing demand and money market	$585,289	11,912	2.04	$476,106	10,506	2.21
Savings	203,765	480	0.24	220,190	711	0.32
Time	821,710	31,289	3.81	744,895	31,117	4.18
Total interest-bearing deposits	1,610,764	43,681	2.71	1,441,191	42,334	2.94
Short-term borrowings	18,173	798	4.39	54,867	1,363	2.48
Other borrowings	84,543	3,725	4.41	146,195	6,692	4.58
Total interest-bearing liabilities	1,713,480	48,204	2.81	1,642,253	50,389	3.07
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	399,948			393,616
Other liabilities	29,062			28,350
Total noninterest-bearing liabilities	429,010			421,966
Stockholders’ equity	227,160			185,952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,369,650			$2,250,171

Net Interest Income/spread
(tax equivalent basis)		79,099	2.81%		63,010	2.17%
Tax-equivalent basis adjustment		(775)			(819)
Net Interest Income		$78,324			$62,191
Net interest margin
(tax equivalent basis)			3.49%			2.91%

(1)Interest and yields are presented on a tax-equivalent basis using a marginal tax rate of 21%.

(2)Average balances have been calculated based on daily balances.

(3)Loan balances include non-accrual loans and are net of unearned income.

(4)Loan yields include the effect of amortization of purchased credit marks and deferred fees net of costs.

RATE/VOLUME ANALYSIS

The following table shows the fully taxable equivalent effect of changes in volumes and rates on interest income and interest expense.

	Increase/(Decrease)
(dollars in thousands)	2025 compared to 2024
	Variance due to
	Volume	Rate	Net
INTEREST-EARNING ASSETS:
Interest-bearing deposits	$(1,376)	$(328)	$(1,704)
Securities available for sale:
Taxable	105	5,511	5,616
Tax-exempt securities	(653)	39	(614)
Total securities available for sale	(548)	5,550	5,002
Loans receivable	8,843	1,764	10,607
Total interest-earning assets	6,919	6,986	13,905

INTEREST-BEARING LIABILITIES
Interest-bearing demand and money market	2,351	(945)	1,406
Savings	(42)	(189)	(231)
Time	3,064	(2,892)	172
Total interest-bearing deposits	5,373	(4,026)	1,347
Short-term borrowings	(1,035)	471	(564)
Other borrowings	(2,817)	(150)	(2,967)
Total interest-bearing liabilities	1,521	(3,705)	(2,184)

Net interest income (tax-equivalent basis)	$5,398	$10,691	$16,089

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the three months ended December 31, 2025, the U.S. Treasury yield curve has flattened slightly. During 2025, the yield on U.S. Treasury 5-year notes decreased 65 basis points from 4.38% to 3.73%, while the yield on 3-month Treasury bills decreased 70 basis points from 4.37% to 3.67%. The 3-month/5-year Treasury spread increased from a positive 1 basis point at December 31, 2024 to a negative 7 basis points at December 31, 2025. A continued flattening or inversion in the yield curve may adversely affect net interest income as reinvestment of cash flows may be at lower rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further lowering short-term rates.

The following table reflects our net interest income sensitivity analysis at December 31,2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,467)	-6.9%	(194)	-0.2%
+200	(4,159)	-4.4%	319	0.3%
+100	(1,993)	-2.0%	448	0.4%
Static	-	0.0%	-	0.0%
-100	1,415	1.5%	(1,987)	-2.0%
-200	1,125	1.2%	(7,003)	-6.9%

	December 31, 2024
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,364)	-7.9%	(4,164)	-4.5%
+200	(4,131)	-5.1%	(2,500)	-2.7%
+100	(1,963)	-2.4%	(1,043)	-1.1%
Static	-	0.0%	-	0.0%
-100	1,438	1.8%	(380)	-0.4%
-200	1,441	1.8%	(4,472)	-4.8%

As noted in the table above, as of December 31, 2025, a 200-basis point increase in interest rates is projected to decrease net interest income by 4.4% in year 1 and increase net interest income by 0.3% in year 2. Our balance sheet sensitivity to such a move in interest rates at December 31, 2025 decreased as compared to December 31, 2024 (which was a decrease of 5.1% in net interest income over a twelve-month period). This decrease in sensitivity is the result of a decrease in the balance of borrowed funds over the twelve month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio declined to 4.6 years at December 31, 2025 from 5.5 at December 31, 2024.

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

As of December 31, 2025, the Company had cash and cash equivalents of $44.4 million in the form of cash, due from banks, balances with the Federal Reserve Bank, and short-term deposits with other institutions. In addition, at December 31, 2025, the Company had total non-pledged securities available for sale of $146.4 million, which could be used for liquidity needs. This results in the Company having total liquidity at December 31, 2025 of $190.8 million, or 7.9% of total assets as of December 31, 2025, compared to total liquidity of $161.5 million, or 7.0% of total assets as of December 31, 2024. The Company also monitors other liquidity measures for compliance with Company policy guidelines. Based upon these measures, the Company believes its liquidity is adequate.

The Company maintains established lines of credit with the Federal Reserve Bank, the Federal Home Loan Bank of Pittsburgh (FHLB), the Atlantic Community Bankers Bank (ACBB) and other correspondent banks, which support liquidity needs. The total available credit under all lines was $168.8 million, which consists of $1.8 million with the Federal Reserve Bank, $150.0 million with the Federal Home Loan Bank of Pittsburgh, $7.0 million with the Atlantic Community Bankers Bank, and $10.0 million with PNC Bank. As of December 31, 2025 and December 31, 2024, there was $14.7 million and $76.7 million outstanding respectively on these lines of credit. The maximum borrowing capacity from FHLB at December 31, 2025 was $677.6 million. As of December 31, 2025, the Company had $0 million of term borrowings from the Federal Reserve Bank under the Bank Term Funding Program, and $74.1 million in total borrowings from the FHLB, compared to $20.0 and $158.5 million, respectively, at December 31, 2024. Outstanding Letters of Credit to secure public funds totaled $155.5 million and $147.0 million at December 31, 2025 and 2024, respectively.

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

Management assessed the effectiveness of Norwood’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control – Integrated Framework as set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based upon its assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting, including controls over the preparation of regulatory financial statements in accordance with all federal and state laws and regulations, is effective based on the criteria established in the Internal Control – Integrated Framework.

Our independent registered public accounting firm, S.R. Snodgrass, P.C., also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. S.R. Snodgrass, P.C.’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."

/s/ James O. Donnelly	/s/ John M. McCaffery

James O. Donnelly	John M. McCaffery
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Norwood Financial Corp. and subsidiaries (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for the years then ended; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses (ACL)

Description of the Matter

The Company’s loan portfolio totaled $1.8 billion as of December 31, 2025, and the associated ACL was $19.9 million. As discussed in Notes 1 and 4 to the consolidated financial statements, estimating an appropriate allowance for credit losses requires management to make certain assumptions about expected losses on loans in the loan portfolio over their remaining contractual life as of the balance sheet date. The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans that do not share similar risk characteristics are evaluated on an individual basis, at the balance sheet date. The measurement of expected credit losses on collectively evaluated loans is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the amortized cost basis. Management applies qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and procedures, terms and volume of the loan portfolio, experience and ability of management, volume and severity of problem credits, quality of the loan review system, and concentrations of credit.

We identified these qualitative adjustments within the ACL as critical audit matters because they involve a high degree of subjectivity. While the determination of these qualitative adjustments includes analysis of observable data over the historical loss period, the judgment required to assess the directionality and magnitude of adjustments is highly subjective. Auditing these complex judgments and assumptions involved especially challenging auditor judgment due to the nature of audit evidence and the nature and extent of effort required to address these matters.

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

March 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Norwood Financial Corp.

Opinion on Internal Control over Financial Reporting

We have audited Norwood Financial Corp. and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024; and the related consolidated statements of income (loss), comprehensive income, stockholders’ equity, and cash flows for the years then ended, of the Company; and our report dated March 13, 2026, expressed an unqualified opinion.

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

Cranberry Township, Pennsylvania

March 13, 2026

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In Thousands, Except Share and Per Share Data)
ASSETS
Cash and due from banks	$32,118	$27,562
Interest-bearing deposits with banks	12,318	44,777

Cash and cash equivalents	44,436	72,339

Securities available for sale	408,782	397,846
Loans receivable (net of allowance for credit losses 2025: $19,882; 2024: $19,843)	1,833,540	1,693,795
Regulatory stock, at cost	6,623	13,366
Premises and equipment, net	22,971	19,657
Bank owned life insurance	46,089	46,657
Accrued interest receivable	9,250	8,466
Foreclosed real estate owned	771	—
Deferred tax assets, net	14,654	17,696
Goodwill	29,266	29,266
Other intangibles	98	152
Other assets	8,362	18,222

Total Assets	$2,424,842	$2,317,462

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing demand	$419,597	$381,479
Interest-bearing demand	404,079	316,283
Money market deposit accounts	188,215	183,570
Savings	201,388	210,312
Time	865,366	767,519

Total Deposits	2,078,645	1,859,163

Short-term borrowings	14,714	113,069
Other borrowings	59,419	101,793
Accrued interest payable	12,138	12,615
Other liabilities	17,769	17,314

Total Liabilities	2,182,685	2,103,954

STOCKHOLDERS’ EQUITY
Preferred stock, no par value, authorized: 5,000,000 shares, issued: none	—	—
Common stock, $0.10 par value,
authorized: 20,000,000 shares
issued: 2025: 9,516,503 shares; 2024: 9,487,068 shares	952	949
Surplus	127,426	126,514
Retained earnings	141,130	124,963
Treasury stock at cost: 2025: 222,645 shares; 2024: 214,161 shares	(6,008)	(5,797)
Accumulated other comprehensive loss	(21,343)	(33,121)

Total Stockholders' Equity	242,157	213,508

Total Liabilities and Stockholders' Equity	$2,424,842	$2,317,462

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

	Years Ended December 31,
	2025	2024
	(In Thousands, Except Share and Per Share Data)
INTEREST INCOME
Loans receivable, including fees	$109,910	$99,388
Securities
Taxable	14,563	8,948
Tax exempt	991	1,476
Interest-bearing deposits with banks	1,064	2,768
Total Interest Income	126,528	112,580

INTEREST EXPENSE
Deposits	43,681	42,334
Short-term borrowings	798	1,363
Other borrowings	3,725	6,692
Total Interest Expense	48,204	50,389

Net Interest Income	78,324	62,191
PROVISION FOR CREDIT LOSSES
Provision for credit losses	1,929	2,546
(Release of) provision for off balance sheet commitments	(156)	127
Total provision for credit losses	1,773	2,673
Net Interest Income After
Provision for Credit Losses	76,551	59,518

OTHER INCOME
Service charges and fees	6,421	5,959
Income from fiduciary activities	1,033	943
Net realized losses on sales of securities	—	(19,962)
Net gain on sale of loans	326	195
Net gain on sale of foreclosed real estate owned	—	32
Earnings and proceeds on life insurance policies	1,088	1,056
Other	749	626
Total Other Income (Loss)	9,617	(11,151)

OTHER EXPENSES
Salaries and employee benefits	26,928	25,018
Occupancy	4,073	3,928
Furniture and equipment	1,405	1,121
Data processing and related operations	4,563	4,520
Federal Deposit Insurance Corporation insurance assessment	1,552	1,344
Advertising	742	930
Professional fees	1,913	2,173
Postage and telephone	1,311	1,090
Taxes, other than income	770	615
Foreclosed real estate	142	54
Amortization of intangible assets	54	69
Merger	1,238	—
Other	6,458	7,763
Total Other Expenses	51,149	48,625

Income (loss) before Income Taxes	35,019	(258)
INCOME TAX EXPENSE (BENEFIT)	7,264	(98)
Net income (loss)	$27,755	$(160)
EARNINGS (LOSS) PER SHARE
BASIC	$3.01	$(0.02)
DILUTED	$3.01	$(0.02)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in thousands)	2025	2024
NET INCOME (LOSS)	$27,755	$(160)

Other comprehensive income:
Unrealized gain (loss) on pension liability	203	(105)
Tax Effect	(43)	22
Investment securities available for sale:
Unrealized holding gain (loss)	14,734	(1,847)
Tax Effect	(3,116)	387
Reclassification of losses from sale of securities	—	19,962
Tax Effect	—	(4,192)
Other comprehensive income	11,778	14,227

COMPREHENSIVE INCOME	$39,533	$14,067

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2025 and 2024
			(In Thousands, Except Share and Per Share Data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Income (Loss)	Total
	(Dollars in Thousands, Except per Share Data)
BALANCE - DECEMBER 31, 2023	8,310,847	$831	$97,700	$135,284	200,690	$(5,397)	$(47,348)	$181,070
Net Loss	—	—	—	(160)	—	—	—	(160)
Other comprehensive income	—	—	—	—	—	—	14,227	14,227
Common stock issuance, net of issuance cost	1,150,000	115	—	28,001	—	—	—	28,116
Reclass	—	—	28,001	(28,001)	—	—	—	—
Cash dividends declared ($1.21 per share)	—	—	—	(10,161)	—	—	—	(10,161)
Acquisition of treasury stock	—	—	—	—	25,172	(703)	—	(703)
Director retainer stock	1,044	—	29	—	—	—	—	29
Stock options exercised	—	—	(65)	—	(12,375)	334	—	269
Sale of treasury stock for ESOP	—	—	1	—	(3,676)	99	—	100
Compensation expense related to stock options	—	—	346	—	—	—	—	346
Restricted stock awards	25,177	3	502	—	4,350	(130)	—	375
BALANCE - DECEMBER 31, 2024	9,487,068	949	126,514	124,963	214,161	(5,797)	(33,121)	213,508
Net Income	—	—	—	27,755	—	—	—	27,755
Other comprehensive income	—	—	—	—	—	—	11,778	11,778
Cash dividends declared ($1.25 per share)	—	—	—	(11,588)	—	—	—	(11,588)
Acquisition of treasury stock	—	—	—	—	14,082	(361)	—	(361)
Director retainer stock	4,314	—	111	—	—	—	—	111
Stock options exercised	—	—	(34)	—	(4,229)	114	—	80
Sale of treasury stock for ESOP	—	—	—	—	(3,516)	98	—	98
Compensation expense related to stock options	—	—	248	—	—	—	—	248
Restricted stock awards	25,121	3	587	—	2,147	(62)	—	528
BALANCE - DECEMBER 31, 2025	9,516,503	$952	$127,426	$141,130	222,645	$(6,008)	$(21,343)	$242,157

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,755	$(160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	1,773	2,673
Depreciation	1,415	1,308
Amortization of intangible assets	54	69
Deferred income taxes	(94)	(125)
Net (accretion) amortization of securities premiums and discounts	(623)	590
Net realized loss on sales of securities	—	19,962
Earnings and proceeds on life insurance policies	(1,088)	(1,056)
Gain on sales of fixed assets and foreclosed real estate owned	(9)	(32)
Net amortization of loan fees	756	653
Net gain on sale of loans	(326)	(195)
Mortgage loans originated for sale	(12,519)	(9,257)
Proceeds from sale of loans originated for sale	12,845	9,452
Compensation expense related to stock options	248	346
Compensation expense related to restricted stock	528	375
Increase in accrued interest receivable	(784)	(343)
(Decrease) increase in accrued interest payable	(477)	2,105
Other, net	4,513	(3,558)
Net Cash Provided by Operating Activities	33,967	22,807

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	155,372
Proceeds from maturities and principal reductions on mortgage-backed securities	67,767	58,652
Purchases	(63,346)	(208,050)
Purchase of regulatory stock	(17,885)	(19,160)
Redemption of regulatory stock	24,628	13,112
Net increase in loans	(137,051)	(112,951)
Proceeds from bank-owned life insurance	1,656	838
Purchase of premises and equipment	(4,720)	(3,127)
Proceeds from sales of foreclosed real estate owned	—	109
Net Cash Used for Investing Activities	(128,951)	(115,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	219,482	64,004
Net (decrease) increase in short-term borrowings	(98,355)	38,993
Repayments of other borrowings	(82,394)	(82,444)
Proceeds from other borrowings	40,020	60,001
Stock options exercised	80	269
Sale of treasury stock for ESOP	98	100
Acquisition of treasury stock	(361)	(703)
Common stock issuance	—	28,116
Cash dividends paid	(11,489)	(9,719)

Net Cash Provided by Financing Activities	67,081	98,617
Net (Decrease) Increase in Cash and Cash Equivalents	(27,903)	6,219

CASH AND CASH EQUIVALENTS - BEGINNING	72,339	66,120
CASH AND CASH EQUIVALENTS - ENDING	$44,436	$72,339

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Years Ended December 31,
	2025	2024
	(In Thousands)
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid	$48,681	$48,284
Income taxes paid, net of refunds	$3,021	$2,617
Supplemental Schedule of Noncash Investing Activities
Transfers of loans to foreclosed real estate owned and repossession of other assets	$3,122	$1,939
Dividends payable	$2,974	$2,875

Right of use for operating leases	-	417
Lease liability for operating leases	-	418

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

Accrued interest receivable on available-for-sale debt securities as of December 31, 2025 and 2024, totaled $2,235,000 and $2,091,000, respectively and is included within accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Available-for-sale debt securities are typically classified as nonaccrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When available-for-sale debt securities are placed on nonaccrual status, unpaid interest credited to income is reversed.

Regulatory Stock

The Company, as a member of the Federal Home Loan Bank (FHLB) system is required to maintain an investment in capital stock of its district FHLB according to a predetermined formula. This regulatory stock has no quoted market value and is carried at cost.

Management evaluates the regulatory stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management considers the FHLB’s regulatory capital ratios, liquidity, and the fact that new shares of FHLB stock continue to change hands at the $100 par value. Management believes no credit loss is necessary related to FHLB stock as of December 31, 2025.

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

Historical credit loss experience is the basis for the estimation of expected credit losses. We apply historical loss rates to pools of loans with similar risk characteristics. After consideration of the historic loss calculation, management applies qualitative adjustments to reflect the current conditions and reasonable and supportable forecasts not already reflected in the historical loss information at the balance sheet date. Our reasonable and supportable forecast adjustment is based on a preferred group of macroeconomic indicators used to create projections of economic conditions, obtained from the St. Louis Federal Reserve economic database. The Company selected nine metrics which was correlated with the bank and its peer group’s historical loss patterns. The adjustments are then weighted for relevance before applying to each pool. Future macroeconomic forecast adjustments are then obtained using an eight-quarter moving average for each metric for the reasonable and supportable period. Each quarter, management reviews factors and applies any additional adjustments based on local and current conditions

The Bank has elected to exclude accrued interest receivable from the measurement of its ACL. When a loan is placed on non-accrual status, any outstanding accrued interest is reversed against interest income. The total accrued interest receivable as of December 31, 2025 and 2024, totaled $9,250,000 and $8,466,000, respectively.

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

Mortgage Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon a third party appraisal. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance to the extent that fair value is less than the capitalized amount. The Company’s loan servicing assets at December 31, 2025 and 2024, respectively, were not impaired. Total servicing assets included in other assets as of December 31, 2025 and 2024, were $238,000 and $199,000, respectively.

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

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, foreclosed real estate owned totaled $771,000 and $0, respectively. As of December 31, 2025, the Company has initiated formal foreclosure proceedings on 5 consumer residential mortgage loans with an outstanding balance of $172,000.

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

Goodwill

In connection with three acquisitions the Company recorded goodwill in the amount of $29.3 million, representing the excess of amounts paid over the fair value of net assets of the institutions acquired. Goodwill is tested and deemed impaired when the carrying value of goodwill exceeds its implied fair value. The value of the goodwill can change in the future. We expect the value of the goodwill to decrease if there is a significant decrease in the franchise value of the Bank. If an impairment loss is determined in the future, we will reflect the loss as an expense for the period in which the impairment is determined, leading to a reduction of our net income for that period by the amount of the impairment loss. The Company had a qualitative assessment of goodwill completed as of May 31, 2025. No impairment was recognized for the years ended December 31, 2025 and 2024.

Other Intangible Assets

At December 31, 2025, the Company had other intangible assets of $98,000, which is net of accumulated amortization of $1,656,000. These intangible assets will continue to be amortized using the sum-of-the-years digits method of amortization over ten years. At December 31, 2024, the Company had other intangible assets of $152,000, which was net of accumulated amortization of $1,602,000. Amortization expense related to other intangible assets was $54,000 and $69,000 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the estimated future amortization expense for the core deposit intangible is as follows (in thousands):

2026	$38
2027	26
2028	19
2029	11
2030	4
Thereafter	—
$98

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

The Company analyzes each tax position taken in its tax returns and determines the likelihood that the position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company does not have any unrecognized tax benefits at December 31, 2025 or 2024, or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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

Trust Assets

Assets held by the Company in a fiduciary capacity for customers are not included in the financial statements since such items are not assets of the Company. Trust income is reported on the accrual method under other income.

Treasury Stock

Common shares repurchased are recorded as treasury stock at cost and are released using the average cost method.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the year ended December 31:

(dollars in thousands)	2025	2024
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$470	$453
ATM Fees	242	424
Overdraft Fees	1,571	1,422
Safe deposit box rental	89	88
Loan related service fees	768	690
Debit card	2,369	2,314
Fiduciary activities	1,033	943
Commissions on mutual funds & annuities	708	407
Gain on sales of other real estate owned	—	32
Other income	749	626
Noninterest Income (in-scope of Topic 606)	7,999	7,399
Out-of-scope of Topic 606:
Net realized (losses) gains on sales of securities	—	(19,962)
Loan servicing fees	204	161
Gain on sales of loans	326	195
Earnings on and proceeds from bank-owned life insurance	1,088	1,056
Noninterest Income (out-of-scope of Topic 606)	1,618	(18,550)
Total Noninterest Income	$9,617	$(11,151)

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

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance is effective for public business entities for annual periods beginning after December 15, 2024, and for annual periods beginning after December 15, 2025, for all other entities. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company plans to adopt the ASU effective January 1, 2026. The Company is currently evaluating the impact of this new guidance on its financial statements. While the Company does not expect the adoption to have a material impact on total shareholders’ equity, the ASU is expected to affect the accounting presentation of certain purchased loans and the related allowance for credit losses at acquisition.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), which amends certain aspects of the hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity’s risk management activities. The amendments, among other things, provide more flexibility for cash flow hedges and hedging of raw materials and other nonfinancial assets, as well as simplify hedge accounting for flexible debt and foreign currency debt. ASU 2025-09 should be applied prospectively for public business entities for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. For all other entities, the ASU is to be applied prospectively and is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company is currently evaluating the impact of this new guidance on its financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to address 33 issues that amend the Codification to (1) clarify, (2) correct errors, or (3) make minor improvements that affect a wide variety of Topics in the Codification and apply to all reporting entities within the scope of the affected accounting guidance. The amendments make the Codification easier to understand and apply. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this new guidance on its financial statements.

NOTE 3 - SECURITIES

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$20,834	$32	$(9)	$—	$20,857
U.S. Government agencies	8,000	26	(351)	—	7,675
States and political subdivisions	107,164	1	(14,665)	—	92,500
Corporate obligations	13,545	96	(90)	—	13,551
Mortgage-backed securities-
government sponsored entities	286,950	2,820	(15,571)	—	274,199
Total debt securities	$436,493	$2,975	$(30,686)	$—	$408,782

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
AVAILABLE FOR SALE:
U.S. Treasury securities	$19,623	$12	$(37)	$—	$19,598
U.S. Government agencies	11,998	—	(634)	—	11,364
States and political subdivisions	106,677	—	(19,403)	—	87,274
Mortgage-backed securities-
government sponsored entities	301,992	115	(22,497)	—	279,610
Total debt securities	$440,290	$127	$(42,571)	$—	$397,846

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,837	$(9)	$—	$—	$14,837	$(9)
U.S. Government agencies	—	—	4,649	(351)	4,649	(351)
States and political subdivisions	—	—	89,462	(14,665)	89,462	(14,665)
Corporate obligations	5,556	(90)	—	—	5,556	(90)
Mortgage-backed securities-government sponsored entities	11,979	(62)	103,744	(15,509)	115,723	(15,571)
	$32,372	$(161)	$197,855	$(30,525)	$230,227	$(30,686)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$9,961	$(37)	$9,961	$(37)
U.S. Government agencies	6,988	(10)	4,376	(624)	11,364	(634)
States and political subdivisions	1,164	(21)	85,620	(19,382)	86,784	(19,403)
Mortgage-backed securities-government sponsored entities	177,674	(1,313)	94,237	(21,184)	271,911	(22,497)
	$185,826	$(1,344)	$194,194	$(41,227)	$380,020	$(42,571)

The Company has 9 debt securities in the less than twelve month category and 180 debt securities in the twelve months or more category as of December 31, 2025. In management’s opinion, the unrealized losses on securities reflect changes in interest rates subsequent to the acquisition of specific securities. The Company does not intend to sell the securities in an unrealized loss position and is unlikely to be required to sell these securities before a recovery of fair value, which may be maturity. The Company concluded that the decline in fair value of these securities was not indicative of a credit loss. No securities in the portfolio required an allowance for credit losses to be recorded during the years ended December 31, 2025 and 2024. In December 2024, the Company did decide to sell a portion of the securities portfolio in order to take advantage of higher yields that could be attained on reinvesting those bonds. The goal was to increase the overall portfolio yield and thus increase future net income for the Company.

The amortized cost and fair value of debt securities as of December 31, 2025 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(In Thousands)
Due in one year or less	$5,803	$5,818
Due after one year through five years	20,863	20,752
Due after five years through ten years	80,608	71,632
Due after ten years	42,269	36,381
	149,543	134,583

Mortgage-backed securities - government sponsored entities	286,950	274,199
	$436,493	$408,782

There were no sales of securities in 2025. Gross realized gains and gross realized losses on sales of securities available for sale were $0 and $19,962,000 in 2024. The proceeds from the sales of securities totaled $155,372,000 for the year ended December 31, 2024.

Securities with a carrying value of $264,698,000 and $308,777,000 at December 31, 2025 and 2024, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Set forth below is selected data relating to the composition of the loan portfolio (in thousands):

	December 31, 2025		December 31, 2024
Real Estate:
Residential	$352,342	19.0%	$330,856	19.3%
Commercial	750,249	40.5	716,875	41.8
Agricultural	59,202	3.2	63,488	3.7
Construction	85,393	4.6	53,020	3.1
Commercial loans	229,849	12.4	211,991	12.4
Other agricultural loans	26,430	1.4	30,077	1.7
Consumer loans to individuals	350,410	18.9	307,775	18.0
Total loans	1,853,875	100.0%	1,714,082	100.0%

Deferred fees, net	(453)		(444)
Total loans receivable	1,853,422		1,713,638
Allowance for credit losses	(19,882)		(19,843)
Net loans receivable	$1,833,540		$1,693,795

As of December 31, 2025 and 2024, the Company considered its concentration of credit risk to be acceptable. As of December 31, 2025, the highest concentrations are in commercial rentals and the hotels/motels category, with loans outstanding of $178.7 million, or 9.7% of loans outstanding, to commercial rentals, and $125.1 million, or 6.8% of loans outstanding, to hotels/motels For the year ended December 31, 2025, the Company recognized charge offs of $0 on commercial rentals and $0 on hotels/motels. For the year ended December 31, 2024, the Company recognized charge offs of $0 on commercial rentals and $0 on residential rentals, the highest concentrations in 2024.

During 2025, the Company sold residential mortgage loans totaling $12,519,000. During 2024, the Company sold residential mortgage loans totaling $9,257,000. Gross realized gains and gross realized losses on sales of residential mortgage loans were $326,000 and $0, respectively, in 2025 and $195,000 and $0, respectively, in 2024. The proceeds from the sales of residential mortgage loans totaled $13,444,000 and $9,452,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the outstanding value of loans serviced for others totaled $70.1 million and $63.9 million, respectively

Management uses an eight point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first four categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. Loans greater than 90 days past due are considered Substandard unless full payment is expected. Any portion of a loan that has been charged off is placed in the Loss category.

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

Based on the most recent analysis performed, the following tables present the recorded investment in non-homogenous pools by internal risk rating systems, under ASC 326 (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$114,399	$98,460	$67,351	$114,785	$84,564	$231,547	$20,653	$-	$731,759
Special Mention	50	-	630	204	2,493	4,335	198	-	7,910
Substandard	-	135	-	-	2,413	7,632	400	-	10,580
Doubtful	-	-	-	-	-	-	-	-	-
Total	$114,449	$98,595	$67,981	$114,989	$89,470	$243,514	$21,251	$-	$750,249

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Real Estate - Agriculture
Risk Rating
Pass	$3,016	$4,027	$3,287	$10,789	$3,536	$30,851	$361	$-	$55,867
Special Mention	152	1,479	-	-	-	1,684	-	-	3,315
Substandard	-	-	-	-	-	-	20	-	20
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,168	$5,506	$3,287	$10,789	$3,536	$32,535	$381	$-	$59,202

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$58,956	$40,670	$23,869	$24,385	$13,051	$18,356	$46,495	$-	$225,782
Special Mention	35	-	578	22	109	259	88	-	1,091
Substandard	-	6	309	317	550	794	1,000	-	2,976
Doubtful	-	-	-	-	-	-	-	-	-
Total	$58,991	$40,676	$24,756	$24,724	$13,710	$19,409	$47,583	$-	$229,849

Commercial loans
Current period gross charge-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

Other agricultural loans
Risk Rating
Pass	$3,291	$2,706	$1,320	$2,330	$1,995	$3,423	$7,453	$-	$22,518
Special Mention	-	367	-	-	-	1,281	789	-	2,437
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,291	$3,073	$1,320	$2,330	$1,995	$4,704	$9,717	$-	$26,430

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$48	$-	$-	$48

Total
Risk Rating
Pass	$179,662	$145,863	$95,827	$152,289	$103,146	$284,177	$74,962	$-	$1,035,926
Special Mention	237	1,846	1,208	226	2,602	7,559	1,075	-	14,753
Substandard	-	141	309	317	2,963	8,426	2,895	-	15,051
Doubtful	-	-	-	-	-	-	-	-	-
Total	$179,899	$147,850	$97,344	$152,832	$108,711	$300,162	$78,932	$-	$1,065,730

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$102,773	$74,242	$121,881	$104,720	$60,941	$217,435	$20,829	$-	$702,821
Special Mention	5	-	262	-	-	2,148	-	-	2,415
Substandard	135	-	-	2,461	1,405	7,238	400	-	11,639
Doubtful	-	-	-	-	-	-	-	-	-
Total	$102,913	$74,242	$122,143	$107,181	$62,346	$226,821	$21,229	$-	$716,875

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$6,257	$3,756	$12,036	$3,960	$7,148	$29,038	$336	$-	$62,531
Special Mention	-	-	-	-	-	773	150	-	923
Substandard	-	-	-	-	-	-	34	-	34
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,257	$3,756	$12,036	$3,960	$7,148	$29,811	$520	$-	$63,488

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$57,939	$34,088	$29,465	$19,163	$10,233	$15,042	$42,906	$-	$208,836
Special Mention	-	-	25	-	-	106	14	-	145
Substandard	-	277	429	711	-	743	850	-	3,010
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57,939	$34,365	$29,919	$19,874	$10,233	$15,891	$43,770	$-	$211,991

Commercial loans
Current period gross charge-offs	$-	$11	$-	$-	$8	$51	$30	$-	$100

Other agricultural loans
Risk Rating
Pass	$4,358	$1,836	$3,721	$2,379	$2,134	$4,353	$9,697	$-	$28,478
Special Mention	-	-	-	-	-	127	-	-	127
Substandard	-	-	-	-	-	-	1,472	-	1,472
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,358	$1,836	$3,721	$2,379	$2,134	$4,480	$11,169	$-	$30,077

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,327	$113,922	$167,103	$130,222	$80,456	$265,868	$73,768	$-	$1,002,666
Special Mention	5	-	287	-	-	3,154	164	-	3,610
Substandard	135	277	429	3,172	1,405	7,981	2,756	-	16,155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$171,467	$114,199	$167,819	$133,394	$81,861	$277,003	$76,688	$-	$1,022,431

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following tables present the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$28,385	$41,869	$38,305	$54,474	$47,475	$105,711	$35,204	$-	$351,423
Nonperforming	-	-	125	147	170	420	57	-	919
Total	$28,385	$41,869	$38,430	$54,621	$47,645	$106,131	$35,261	$-	$352,342

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Construction
Payment Performance
Performing	$37,511	$26,381	$17,070	$656	$289	$91	$3,361	$-	$85,359
Nonperforming	-	-	-	34	-	-	-	-	34
Total	$37,511	$26,381	$17,070	$690	$289	$91	$3,361	$-	$85,393

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$137,403	$94,951	$61,651	$33,145	$9,385	$11,363	$1,360	$-	$349,258
Nonperforming	54	285	311	344	61	97	-	-	1,152
Total	$137,457	$95,236	$61,962	$33,489	$9,446	$11,460	$1,360	$-	$350,410

Consumer loans to individuals
Current period gross charge-offs	$26	$458	$685	$419	$151	$94	$-	$-	$1,833

Total
Payment Performance
Performing	$203,299	$163,201	$117,026	$88,275	$57,149	$117,165	$39,925	$-	$786,040
Nonperforming	54	285	436	525	231	517	57	-	2,105
Total	$203,353	$163,486	$117,462	$88,800	$57,380	$117,682	$39,982	$-	$788,145

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$22,842	$41,384	$60,194	$52,712	$32,161	$89,965	$30,658	$-	$329,916
Nonperforming	-	125	52	184	-	560	19	-	940
Total	$22,842	$41,509	$60,246	$52,896	$32,161	$90,525	$30,677	$-	$330,856

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020
Nonperforming	-	-	-	-	-	-	-	-	-
Total	$28,817	$12,986	$9,024	$431	$-	$144	$1,618	$-	$53,020

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$125,254	$93,392	$52,009	$15,679	$8,316	$11,207	$887	$-	$306,744
Nonperforming	97	401	377	114	26	16	-	-	1,031
Total	$125,351	$93,793	$52,386	$15,793	$8,342	$11,223	$887	$-	$307,775

Consumer loans to individuals
Current period gross charge-offs	$123	$511	$850	$203	$87	$75	$-	$-	$1,849

Total
Payment Performance
Performing	$176,913	$147,762	$121,227	$68,822	$40,477	$101,316	$33,163	$-	$689,680
Nonperforming	97	526	429	298	26	576	19	-	1,971
Total	$177,010	$148,288	$121,656	$69,120	$40,503	$101,892	$33,182	$-	$691,651

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following tables present the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2025 and December 31, 2024 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2025
Real Estate loans
Residential	$350,711	$438	$274	$—	$919	$1,631	$352,342
Commercial	740,901	4,850	434	—	4,064	9,348	750,249
Agricultural	59,073	—	83	46	—	129	59,202
Construction	85,359	—	—	—	34	34	85,393
Commercial loans	228,074	1,618	33	56	68	1,775	229,849
Other agricultural loans	25,589	772	69	—	—	841	26,430
Consumer loans	348,115	862	281	21	1,131	2,295	350,410
Total	$1,837,822	$8,540	$1,174	$123	$6,216	$16,053	$1,853,875

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-Accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2024
Real Estate loans
Residential	$329,578	$70	$268	$—	$940	$1,278	$330,856
Commercial	709,821	1,182	129	—	5,743	7,054	716,875
Agricultural	63,488	—	—	—	—	—	63,488
Construction	53,009	11	—	—	—	11	53,020
Commercial loans	211,520	194	117	33	127	471	211,991
Other agricultural loans	30,028	49	—	—	—	49	30,077
Consumer loans	305,676	805	263	121	910	2,099	307,775
Total	$1,703,120	$2,311	$777	$154	$7,720	$10,962	$1,714,082

The following tables present the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2025
Real Estate loans
Residential	$919	$-	$919	$-	$919
Commercial	4,045	19	4,064	-	4,064
Agricultural	-	-	-	46	46
Construction	34	-	34	-	34
Commercial loans	68	-	68	56	124
Other agricultural loans	-	-	-	-	-
Consumer loans	323	808	1,131	21	1,152
Total	$5,389	$827	$6,216	$123	$6,339

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2024
Real Estate loans
Residential	$936	$4	$940	$-	$940
Commercial	5,739	4	5,743	-	5,743
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Commercial loans	127	-	127	33	160
Other agricultural loans	-	-	-	-	-
Consumer loans	570	340	910	121	1,031
Total	$7,372	$348	$7,720	$154	$7,874

The following tables present, by class of loans, the amortized cost basis of collateral-dependent nonaccrual loans and type of collateral as of December 31, 2025 and December 31, 2024 (in thousands):

	Real Estate	Other	Total
December 31, 2025
Real Estate loans
Residential	$919	$-	$919
Commercial	4,064	-	4,064
Agricultural	-	-	-
Construction	34	-	34
Commercial loans	-	68	68
Other agricultural loans	-	-	-
Consumer loans	-	1,131	1,131
Total	$5,017	$1,199	$6,216

	Real Estate	Other	Total
December 31, 2024
Real Estate loans
Residential	$940	$-	$940
Commercial	5,743	-	5,743
Agricultural	-	-	-
Construction	-	-	-
Commercial loans	49	78	127
Other agricultural loans	-	-	-
Consumer loans	-	910	910
Total	$6,732	$988	$7,720

The following tables present the allowance for credit losses by the classes of the loan portfolio under ASC 326:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge Offs	(63)	(63)	—	—	(100)	(48)	(1,833)	(2,107)
Recoveries	3	12	—	—	57	—	145	217
Provision for credit losses	1,185	(3,821)	347	587	1,322	168	2,141	1,929
Ending balance, December 31, 2025	$2,271	$7,534	$395	$1,471	$3,011	$282	$4,918	$19,882

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2023	$1,351	$11,871	$58	$933	$1,207	$94	$3,454	$18,968
Charge Offs	—	—	—	—	(100)	—	(1,849)	(1,949)
Recoveries	41	110	—	—	—	—	127	278
Provision for credit losses	(246)	(575)	(10)	(49)	625	68	2,733	2,546
Ending balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843

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

During the year ended December 31, 2025, the allowance for credit losses increased from $19,843,000 to $19,882,000. This was an increase of $39,000. This increase was due primarily to an increase in net charge offs, offset by a decrease in loans individually analyzed.

During the year ended December 31, 2024, the allowance for credit losses increased from $18,968,000 to $19,843,000. This $875,000 increase in the required allowance was due primarily to loans individually evaluated, along with net charge-offs for the year.

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

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. The following tables present modifications made to borrowers experiencing financial difficulty:

Loan Modifications Made to Borrowers Experiencing Financial Difficulty During the Year Ended December 31, 2025

Significant Payment Delay

	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$1,916	0.26%	Deferred principal for 6-10 months
Commercial loans	1,513	0.66	Deferred principal for 6-10 months
Consumer loans to individuals	4	0.00	Deferred principal for 4 months

Total	$3,433

Term Extension

	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$878	0.12%	Added a weighted-average 12.3 months to the life of loans
Commercial loans	289	0.13	Added a weighted-average 5.2 years to the life of loans

Total	$1,167

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at December 31, 2025	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$4,244	0.60%	Deferred principal for 3-9 months and added a weighted-average 9 months to the life of loans
Real estate agriculture	615	1.03	Deferred principal for 6 months and added a weighted-average 8 months to the life of loans
Commercial	127	0.06	Deferred principal for 4 months and added a weighted average 4 months to the life of loans

Total	$4,986

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

	Significant Payment Delay	Combination - Significant Payment Delay and Term Extension

Commercial real estate loans	$704	$-
Commercial loans	1,359	127

	$2,063	$127

The following table depicts the performance of loans that have been modified during the period for which a payment default has occurred (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Commercial real estate loans	$704	$-	$-	$704
Commercial loans	1,486	-	-	1,486

	$2,190	$-	$-	$2,190

Loan Modifications Made to Borrowers Experiencing Financial Difficulty During the Year Ended December 31, 2024

Significant Payment Delay

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$53	0.02%	Deferred principal for 4 months
Commercial real estate loans	1,424	0.20	Deferred principal for 2-5 months
Commercial loans	875	0.41	Deferred principal for 2-5 months

Total	$2,352

Term Extension

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Residential real estate loans	$68	0.02%	Added a weighted-average 5.0 years to the life of loans
Commercial real estate loans	540	0.08	Added a weighted-average 9.5 months to the life of loans
Agricultural real estate loans	565	0.89	Added a weighted-average 20 years to the life of loans
Other agricultural loans	300	1.00	Added a weighted-average 1 year to the life of loans
Consumer loans to individuals	51	0.02	Added a weighted-average 1.4 years to the life of loans

Total	$1,524

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at December 31, 2024	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$3,779	0.53%	Deferred principal for 6 months and extended term by 4 months

Total	$3,779

As of December 31, 2024, all loan modifications made to borrowers experiencing financial difficulty were current per the modified contractual terms.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2025	2024
	(In Thousands)
Land and improvements	$4,022	$3,902
Buildings and improvements	28,380	26,195
Furniture and equipment	13,507	11,160
	45,909	41,257
Accumulated depreciation	(22,938)	(21,600)

	$22,971	$19,657

Depreciation expense totaled $1,415,000 and $1,308,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations greater than $250,000 were $289,851,000 and $272,968,000 at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, broker deposits which were secured through Cede & Co totaled $33.2 million and $20.0 million, respectively.

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$747,884
2027	57,027
2028	58,753
2029	757
2030 and after	945
$865,366

NOTE 7 – BORROWINGS

Short-term borrowings at December 31 consist of the following:

	2025	2024
	(In Thousands)
Securities sold under agreements to repurchase	$—	$36,337
Federal Home Loan Bank short-term borrowings	14,714	76,732
	$14,714	$113,069

The outstanding balances and related information of short-term borrowings are summarized as follows:

	Years Ended December 31,
	2025	2024
	(Dollars In Thousands)
Average balance during the year	$18,173	$54,867
Average interest rate during the year	4.39%	2.48%
Maximum month-end balance during the year	$99,513	$113,069
Total short-term borrowings at end of the year	$14,714	$113,069
Weighted average interest rate at the end of the year	3.93%	3.79%

Securities sold under agreements to repurchase generally mature within one day to one year from the transaction date. Securities with an amortized cost and fair value of $0 and $0 at December 31, 2025 and $44,021,000 and $36,561,000 at December 31, 2024, respectively, were pledged as collateral for these agreements. The securities underlying the agreements were under the Company’s control.

The Company did not have any repurchase agreements at December 31, 2025. The collateral pledged for repurchase agreements that are classified as secured borrowings at December 31, 2024 is summarized as follows (in thousands):

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

The Company has a line of credit commitment available from the FHLB of Pittsburgh for borrowings of up to $150,000,000, which renews annually in June. At December 31, 2025, there was $14,714,000 of borrowings outstanding on this line. There was $26,732,000 of borrowings outstanding on this line of credit at December 31, 2024. The Company has a line of credit commitment available from Atlantic Community Bankers Bank for $7,000,000, which expires on June 30, 2026. There were no borrowings under this line of credit at December 31, 2025 and 2024. The Company has a line of credit commitment available from PNC Bank for $10,000,000 at December 31, 2025. There were no borrowings under this line of credit at December 31, 2025 and December 31, 2024.

Other borrowings consisted of the following at December 31, 2025 and 2024:

	2025	2024
	(In Thousands)
Notes with the FHLB:
Fixed rate borrowing due April 2025 at 4.26%	$—	$20,000
Amortizing fixed rate borrowing due September 2025 at 5.67%	—	1,941
Fixed rate borrowing due March 2026 at 4.31%	10,000	—
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Amortizing fixed rate borrowing due May 2027 at 4.37%	11,231	18,751
Amortizing fixed rate borrowing due July 2028 at 4.70%	8,188	11,101
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
	$59,419	$81,793

Notes with the Federal Reserve Bank:
Fixed rate borrowing due January 2025 at 4.76%	-	20,000
	$-	$20,000

Contractual maturities and scheduled cash flows of other borrowings at December 31, 2025 are as follows (in thousands):

2026	$41,414
2027	6,068
2028	11,937
2029	—
2030	—
$59,419

The Bank’s maximum borrowing capacity with the FHLB was $677,590,000 of which $74,133,000 was outstanding in the form of advances and $155,525,000 was outstanding in the form of letters of credit at December 31, 2025. Advances from the FHLB are secured by qualifying assets of the Bank. The total available credit from the Federal Reserve Bank was $1,762,000, of which $0 was outstanding at December 31, 2025.

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

The Company has elected to account for the variable nonlease components, such as common area maintenance charges, utilities, real estate taxes, and insurance, separately from the lease component. Such variable nonlease components are reported in net occupancy expense on the Consolidated Statements of Income when paid. These variable nonlease components were excluded from the calculation of the present value of the remaining lease payments, therefore, they are not included in other assets and other liabilities on the Consolidated Balance Sheets. The lease cost associated with the operating leases for the year ending December 31, 2025 and 2024, amounted to $794,000 and $764,000 respectively. The right-of-use asset associated with operating leases amounted to $3,298,000 and $3,773,000 at December 31, 2025 and 2024, respectively. The lease liability associated with operating leases amounted to $3,404,000 and $3,891,000 at December 31, 2025 and 2024, respectively.

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

The following table presents the weighted-average remaining lease term and discount rate for the leases outstanding at December 31, 2025 and 2024:

	2025	2024
	(In Thousands)

Weighted-average remaining term	8.5	8.8
Weighted-average discount rate	3.47%	2.70%

The following table presents the undiscounted cash flows due related to operating leases as of December 31, 2025, along with a reconciliation to the discounted amount recorded on the Consolidated Balance Sheets:

Undiscounted cash flows due (in thousands)	Operating
2026	$612
2027	495
2028	495
2029	448
2030	402
2031 and thereafter	1,478
Total undiscounted cash flows	3,930
Discount on cash flows	526
Total lease liabilities	$3,404

Cash paid for amounts included in the measurement of lease liabilities was $750,000 and $690,000 as of December 31, 2025 and 2024, respectively.

Under Topic 842, the lessee can elect to not record on the Consolidated Balance Sheets a lease whose term is twelve months or less and does not include a purchase option that the lessee is reasonably certain to exercise. As of December 31, 2025, the Company had no leases that had a term of twelve months or less.

NOTE 9 – EMPLOYEE BENEFIT PLANS

The Company has a defined contributory profit-sharing plan which includes provisions of a 401(k) plan. The plan permits employees to make pre-tax contributions, not to exceed the limits set by the Internal Revenue Service. The amount of contributions to the plan, including matching contributions, is at the discretion of the Board of Directors. All employees over the age of 21 are eligible to participate in the plan and receive Company contributions after 90 days of employment. Eligible employees are able to contribute to the Plan at the beginning of the first quarterly period after their date of employment. Employee contributions vest immediately, and any Company contributions are fully vested after four years. The Company’s contributions are expensed as the cost is incurred, funded currently, and amounted to $1,536,000 and $1,367,000 for the years ended December 31, 2025 and 2024, respectively.

The Company has several non-qualified supplemental executive retirement plans (SERPs) for the benefit of certain executive officers and former officers. At December 31, 2025 and 2024, other liabilities include $3,658,000 and $3,669,000 accrued under the SERPs. Compensation expense includes approximately $451,000 and $444,000 relating to the SERPs for 2025 and 2024, respectively. To fund the benefits under the SERPs, the Company is the owner of single premium life insurance policies on participants in the non-qualified retirement plan. At December 31, 2025 and 2024, the cash value of these policies was $46,089,000 and $46,657,000, respectively.

The Company provides postretirement benefits in the form of split-dollar life arrangements to employees who meet the eligibility requirements. The net periodic postretirement benefit income included in salaries and employee benefits was $52,000 for the year ended December 31, 2025, and the net periodic postretirement benefit expense included in salaries and employee benefits was $85,000 for the year ended December 31, 2024.

FASB authoritative guidance on accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance that provides a benefit to an employee that extends to postretirement periods. The life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. This expense is included in the SERP plan expense for 2025 and 2024 discussed above. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the FASB authoritative guidance on employer’s accounting for postretirement benefits other than pensions. The accumulated postretirement benefit obligation was $1,851,000 and $1,903,000 at December 31, 2025 and 2024, respectively.

Certain key executives have change in control agreements with the Company. These agreements provide certain potential benefits in the event of termination of employment following a change in control.

The Company participates in the Pentegra Multiemployer Defined Benefit Pension Plan (EIN 13-5645888 and Plan # 333) as a result of its acquisition of North Penn. As of December 31, 2025 and 2024, the Company’s Plan was 104.8% and 101.8% funded, respectively, and total contributions made are not more than 5% of the total contributions to the Plan. The Company’s expense related to the Plan was $5,000 in 2025 and $7,000 in 2024. During the plan years ending December 31, 2025 and 2024, the Company made contributions of $5,000 and $7,000, respectively.

As a result of its acquisition of Delaware Bancshares, Inc., the Company is a member of the New York State Bankers Retirement System. Substantially all full-time employees who were former employees of Delaware are covered under this defined benefit pension plan (the “Delaware Plan”). The Company’s funding policy is to contribute at least the minimum required contribution annually. Pension cost is computed using the projected unit credit actuarial cost method. The Delaware Plan is closed to new participants and accrued benefits are frozen.

The following table sets forth the projected benefit obligation and change in plan assets for the Delaware Plan at December 31:

(in Thousands)	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$(5,435)	$(5,692)
Service cost	—	—
Interest cost	(296)	(283)
Assumption changes	(75)	254
Actuarial (gain) loss	19	(155)
Benefits paid	430	441
Benefit obligation at end of year	$(5,357)	$(5,435)
Change in plan assets:
Fair value of plan assets at beginning of year	$4,565	$4,976
Actual return on plan assets	502	128
Employer contributions	29	—
Expenses	(91)	(98)
Benefits paid	(430)	(441)
Fair value of assets at end of year	4,575	4,565
Funded status at end of year	$(782)	$(870)

The Delaware Plan paid $430,000 and $441,000 in benefit payments in 2025 and 2024, respectively. Estimated benefit payments under the Delaware Plan are expected to be approximately $460,000, $448,000, $435,000, $424,000 and $417,000 for the next five years. Payments are expected to be approximately $2,052,000 in total for the five-year period ending December 31, 2035. The Company was required to make a contribution of $29,000 to the Delaware Plan in 2025 and was not required to make any contributions to the Delaware Plan in 2024. The decrease in the projected discount rate from 5.68% to 5.52% increased the projected benefit obligation for the year ended December 31, 2025 by approximately $75,000.

The accumulated benefit obligation for the Delaware Plan was $5,357,000 and $5,435,000 at December 31, 2025 and 2024, respectively.

The following table sets forth the amounts recognized in accumulated other comprehensive income (loss) for the years ended December 31 (in thousands):

	2025	2024
Transition asset	$—	$—
Prior service credit	—	—
(Loss) gain	694	520
Total	$694	$520

Net pension cost (income) included the following components (in thousands):

	2025	2024
Service cost benefits earned during the period	$—	$—
Interest cost on projected benefit obligation	296	283
Actual return on assets	(181)	(229)
Net amortization and deferral	—	(5)

Net periodic pension cost (income)	$115	$49

The weighted average assumptions used to determine the benefit obligation at December 31 are as follows:

	2025	2024
Discount rate	5.52%	5.68%

The weighted average assumptions used to determine the net periodic pension cost at December 31 are as follows:

aaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaaa

	2025	2024
Discount rate	5.68%	5.18%
Expected long-term return on plan assets	6.50%	6.50%
Rate of compensation increase	—%	—%

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

At December 31, 2025 and 2024, the portfolio was substantially managed by one investment firm who manages approximately 98% and 96%, respectively, of the System’s assets. Also, at December 31, 2025 and 2024, approximately $3.7 million and $7.1 million, respectively, of System’s assets in the short-term investment fund (STIF) account had not yet been allocated to an investment firm, nor deployed for benefit payments or expenses. These amounts have been included within cash equivalents as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, the System had an investment concentration of approximately 98% and 96%, respectively, of its total portfolio in the JPMCB LDI Diversified Balanced Fund, a commingled pension trust fund managed by one investment firm.

NOTE 10 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Years Ended December 31,
	2025	2024
	(In Thousands)
Current	$7,358	$27
Deferred	(94)	(125)
	$7,264	$(98)

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for tax reporting and financial statement purposes, principally because certain items, such as the allowance for credit losses and loan fees are recognized in different periods for financial reporting and tax return purposes. As of December 31, 2025, the Company had a $2,458,000 net operating loss carryforward that will begin to expire by December 31, 2035. As of December 31, 2025, the Company had a $0 net operating loss carryforward that has no expiration date. A valuation allowance has not been established for deferred tax assets. Realization of the deferred tax assets is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Deferred tax assets are recorded in other assets.

Income tax expense of the Company is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income
	Before Income Taxes
	Year Ended December 31,
	2025
	Amount	Percent

U.S. federal statutory tax rate	$7,354	21.0%
State and local income taxes, net of federal income tax effect (a)	51	0.1
Nontaxable or nondeductible items
Tax exempt interest income, net of interest expense disallowance	(436)	(1.2)
Earnings and proceeds on life insurance	(228)	(0.7)
Nondeductible merger costs	178	0.5
Other	62	0.2
Effect of changes in tax laws or rates enacted in the current period	—	—
Other adjustments	283	0.8

	$7,264	20.7%

(a) State taxes in New York made up the majority (greater than 50 percent) of the tax effect in this category

Percentage of Income
Before Income Taxes
Year Ended December 31,
2024
Tax at statutory rates	21.0%
Tax exempt interest income, net of interest expense disallowance	157.0
Earnings and proceeds on life insurance	86.0
State tax expense	(193.5)
Other	(32.5)

38.0%

The net deferred tax asset included in other assets in the accompanying Consolidated Balance Sheets includes the following amounts of deferred tax assets and liabilities:

	2025	2024
	(In Thousands)
Deferred tax assets:
Allowance for credit losses	$4,748	$4,751
Deferred compensation	862	860
Core deposit intangible	117	145
Pension liability	317	292
Net operating loss carryforward	579	745
Current year net operating loss carry forward	—	1,125
Purchase price adjustment	925	954
Operating lease liability	802	—
Net unrealized loss on securities	5,819	8,913
Other	3,478	2,966
Total Deferred Tax Assets	17,647	20,751

Deferred tax liabilities:
Premises and equipment	1,278	1,451
Deferred loan fees	719	1,495
ROU asset	777	—
Net unrealized gain on pension liability	152	109
	67	—
Total Deferred Tax Liabilities	2,993	3,055

Net Deferred Tax Asset	$14,654	$17,696

Income taxes paid (net of refunds received) disaggregated by federal and state jurisdictions are as follows:

	For the years ended
	December 31,
	2025	2024

Tax summary
($ in thousands)

US federal	$2,750	$2,360
State:
New York	265	226
Pennsylvania	6	31

Total cash paid for income taxes (net of refunds)	$3,021	$2,617

The Company’s federal and state income tax returns for taxable years through 2022 have been closed for purposes of examination by the Internal Revenue Service and the Pennsylvania Department of Revenue.

NOTE 11 - REGULATORY MATTERS AND STOCKHOLDERS’ EQUITY

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. The Company is not subject to separate regulatory capital requirements because its total consolidated assets are less than $3.0 billion.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and Common Equity Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2025 and 2024, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2025, the most recent notification from the regulators has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
					under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2025:
Total capital (to risk-weighted assets)	$253,769	13.41%	≥$151,423	≥8.00%	≥$189,278	≥10.00%
Tier 1 capital (to risk-weighted assets)	234,123	12.37	≥$113,567	≥6.00	≥$151,423	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	234,123	12.37	≥$85,175	≥4.50	≥$123,031	≥6.50
Tier 1 capital (to average assets)	234,123	9.65	≥$97,086	≥4.00	≥$121,357	≥5.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$236,886	13.45%	≥$140,937	≥8.00%	≥$176,172	≥10.00%
Tier 1 capital (to risk-weighted assets)	217,625	12.35	≥$105,703	≥6.00	≥$140,937	≥8.00
Common Equity Tier 1 capital (to risk-weighted assets)	217,625	12.35	≥$79,277	≥4.50	≥$108,257	≥6.50
Tier 1 capital (to average assets)	217,625	9.36	≥$92,966	≥4.00	≥$116,207	≥5.00

The Bank’s ratios do not differ significantly from the Company’s ratios presented above.

The Company and the Bank are subject to regulatory capital rules which, among other things, impose a common equity Tier 1 minimum capital requirement of 4.50% of risk-weighted assets; set the minimum leverage ratio for all banking organizations at a uniform 4.00% of total assets; set the minimum Tier 1 capital to risk-based assets requirement at 6.00% of risk-weighted assets; and assign a risk-weight of 150% to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt out is exercised, which the Company and the Bank have done. The rule also limits a banking organization’s dividends, stock repurchases and other capital distributions, and certain discretionary bonus payments to executive officers, if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets above regulatory minimum risk-based requirements. The Company and the Bank are in compliance with their respective new capital requirements, including the capital conservation buffer, as of December 31, 2025.

Pennsylvania banking regulations limit the ability of the Bank to pay dividends or make loans or advances to the Company. Dividends that may be paid in any calendar year are limited to the current year's net profits, combined with the retained net profits of the preceding two years. At December 31, 2025, dividends from the Bank available to be paid to the Company, without prior approval of the Bank's regulatory agency, totaled $16.0 million, subject to the Bank meeting or exceeding regulatory capital requirements. The Company's principal source of funds for dividend payments to shareholders is dividends received from the Bank.

NOTE 12 - STOCK BASED COMPENSATION

At the Annual Meeting held on April 23, 2024, the Company’s stockholders approved the Norwood Financial Corp 2024 Equity Incentive Plan (the “Plan”). The maximum number of shares of common stock to be issued under the Plan is 500,000, provided that the maximum number of shares that may be delivered pursuant to the exercise of stock options (all of which may be granted in the form of incentive stock options) is 500,000 reduced by the number of shares issued as restricted stock and director retainer shares. The maximum number of shares of restricted stock that may be issued under the Plan is 125,000 shares and the maximum number of shares which may be issued as Director Retainer Shares is 50,000 shares. Any shares reserved under the 2014 Equity Incentive Plan which are not subject to an outstanding award as of the effective date of the Plan will no longer be eligible for award. As of the effective date of the Plan, 56,569 shares were authorized under the 2014 Equity Incentive Plan which were not subject to an outstanding award. The types of awards permitted by the Plan include stock options (both incentive stock options and non-statutory stock options), restricted stock, and director retainer shares.

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

As of December 31, 2025, there were 375,291 shares available for future awards under the Plan, which includes 255,000 shares available for officer awards and 0 shares available for awards to outside directors. Included in these totals are 75,649 shares available for restricted stock awards to officers and outside directors and 44,642 shares available for director retainer shares.

Total unrecognized compensation cost related to stock options was $295,000 as of December 31, 2025 and $249,000 as of December 31, 2024. Salaries and employee benefits expense includes $248,000 and $346,000 of compensation costs related to options for the years ended December 31, 2025 and 2024, respectively. Compensation costs related to restricted stock amounted to $528,000 and $375,000 for the years ended December 31, 2025 and 2024, respectively. The expected future compensation expense relating to non-vested restricted stock outstanding as of December 31, 2025 and 2024 was $1,690,000 and $1,534,000, respectively.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2025			2024
		Weighted			Weighted
		Average			Average
		Exercise	Intrinsic		Exercise	Intrinsic
	Options	Price	Value	Options	Price	Value
Outstanding, beginning of year	220,600	$29.78		215,725	$29.81
Granted	39,000	29.80		33,000	27.25
Exercised	(4,229)	19.11		(12,375)	21.72
Forfeited	(20,500)	29.64		(15,750)	31.98

Outstanding, end of year	234,871	$29.98	$134	220,600	$29.78	$112

Exercisable, end of year	195,871	$30.02	$134	187,600	$30.22	$112

Exercise prices for options outstanding as of December 31, 2025 ranged from $22.37 to $36.02 per share. The weighted average remaining contractual life is 6.4 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2025	2024
Dividend yield	4.52%	4.55%
Expected life	10 years	10 years
Expected volatility	37.40%	36.90%
Risk-free interest rate	4.12%	4.40%
Weighted average fair value of options granted	$7.56	$7.54

The expected volatility is based on historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on historical exercise experience. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Proceeds from stock option exercises totaled $80,000 in 2025, compared to $269,000 in 2024. Shares issued in connection with stock option exercises are issued from available treasury shares or from available authorized shares. During 2025 and 2024, 4,000 shares and 12,000 were issued in connection with stock option exercises, respectively, all of which were issued from treasury shares.

A summary of the Company’s restricted stock activity and related information for the years ended December 31 is as follows:

	2025		2024
		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested, beginning of year	54,484	$23.07	45,966	$29.90
Granted	25,121	29.64	25,177	27.25
Vested	(19,331)	29.37	(12,309)	30.24
Forfeited	(2,147)	28.99	(4,350)	29.98
Non-vested at December 31	58,127	$29.12	54,484	$23.07

NOTE 13 – (LOSS) EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Years Ended December 31,
	2025	2024
	(In Thousands, Except Per Share Data)
Numerator, net income (loss)	$27,755	$(160)

Denominator:
Weighted average shares outstanding	9,265	8,137
Less: Weighted average unvested restricted shares	(34)	(44)
Denominator: Basic earnings per share	9,231	8,093

Weighted average shares outstanding, basic	9,231	8,093
Add: Dilutive effect of stock options and restricted stock	4	—
Denominator: Diluted earnings per share	9,235	8,093

Basic (loss) earnings per common share	$3.01	$(0.02)

Diluted (loss) earnings per common share	$3.01	$(0.02)

Stock options which had no intrinsic value because their effect would be anti-dilutive, and therefore would not be included in the diluted EPS calculation, were 156,000 and 161,000 for the years ended December 31, 2025 and 2024, respectively, based on the closing price of the Company’s common stock which was $28.05 and $27.21 as of December 31, 2025 and 2024, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank’s ACL for off-balance sheet commitments was $267,000 and $423,000 as of December 31, 2025 and 2024, respectively. The Bank recognized credit benefit of $156,000 for the year ended December 31, 2025 and credit loss expense of $127,000 for the year ended December 31, 2024.

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2025	2024
	(In Thousands)
Commitments to grant loans	$104,207	$78,026
Unfunded commitments under lines of credit	156,924	156,205
Standby letters of credit	5,820	7,016
	$266,951	$241,247

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

NOTE 15 – INTEREST RATE SWAPS

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At December 31, 2025, based upon the swap contract values, the company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution which had a fair value $771,000.

Summary information regarding these derivatives is presented below:

(Amounts in thousands)
	Notional Amount, December 31,				Fair Value December 31,
	2025	2024	Interest Rate Paid	Interest Rate Received	2025	2024
Customer interest rate swap

Maturing November, 2030	$5,366	$5,766	Term SOFR + Margin	Fixed	$471	$729
Maturing December, 2030	3,474	3,758	Term SOFR + Margin	Fixed	300	464

Total	$8,840	$9,524			$771	$1,193

Third party interest rate swap

Maturing November, 2030	$5,366	$5,766	Fixed	Term SOFR + Margin	$471	$729
Maturing December, 2030	3,474	3,758	Fixed	Term SOFR + Margin	300	464

Total	$8,840	$9,524			$771	$1,193

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2025
Interest rate derivatives	Other assets	$771	Other liabilities	$771

December 31, 2024
Interest rate derivatives	Other assets	1,193	Other liabilities	$1,193

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2025
ASSETS
U.S. Treasury securities	$20,857	$20,857	$—	$—
U.S. Government agencies	7,675	—	7,675	—
States and political subdivisions	92,500	—	92,500	—
Corporate obligations	13,551	—	13,551	—
Mortgage-backed securities-government
sponsored entities	274,199	—	274,199	—

December 31, 2024
ASSETS
U.S. Treasury securities	$19,598	$19,598	$—	$—
U.S. Government agencies	11,364	—	11,364	—
States and political subdivisions	87,274	—	87,274	—
Mortgage-backed securities-government
sponsored entities	279,609	—	279,609	—

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 are as follows (in thousands):

	Fair Value Measurement Reporting Date using
Description	Total	Level 1	Level 2	Level 3
December 31, 2025
Individually analyzed loans held for investment	$7,923	$—	$—	$7,923
Foreclosed real estate	771	—	—	771

December 31, 2024
Individually analyzed loans held for investment	$9,363	$—	$—	$9,363

Individually Analyzed loans (generally carried at fair value):

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of December 31, 2025, the fair value investment in individually analyzed loans totaled $7,923,000, which included 51 loan relationships with a carrying value of $5,492,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of December 31, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loans. As of December 31, 2025, the fair value investment in individually analyzed loans included 40 loan relationships with a carrying value of $2,976,000 that required a valuation allowance of $293,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of December 31, 2025, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2025
Individually analyzed loans held for investment	$7,923	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-20.0% (7.51%)

Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	11.3% (11.3%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2024
Individually analyzed loans held for investment	$9,363	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-50.0% (8.01%)

Foreclosed real estate owned	$—	Appraisal of collateral(1)	Liquidation Expenses(2)	0%

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at December 31, 2025 and December 31, 2024. (In thousands):

	Fair Value Measurements at December 31, 2025

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$44,436	$44,436	$44,436	$—	$—
Loans receivable, net	1,833,540	1,841,753	—	—	1,841,753
Mortgage servicing rights	238	673	—	—	673
Regulatory stock (1)	6,623	6,623	6,623	—	—
Bank owned life insurance (1)	46,089	46,089	46,089	—	—
Accrued interest receivable (1)	9,250	9,250	9,250	—	—
Interest rate derivatives	8,840	771	—	771	—

Financial liabilities:
Deposits	2,078,645	2,076,705	1,213,279	—	863,426
Short-term borrowings (1)	14,714	14,714	14,714	—	—
Other borrowings	59,419	59,635	—	—	59,635
Accrued interest payable (1)	12,138	12,138	12,138	—	—
Interest rate derivatives	8,840	771	—	771	—

	Fair Value Measurements at December 31, 2024

	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,339	$72,339	$72,339	$—	$—
Loans receivable, net	1,693,795	1,687,128	—	—	1,687,128
Mortgage servicing rights	199	575	—	—	575
Regulatory stock (1)	13,366	13,366	13,366	—	—
Bank owned life insurance (1)	46,657	46,657	46,657	—	—
Accrued interest receivable (1)	8,466	8,466	8,466	—	—
Interest rate derivatives	9,524	1,193	—	1,193	—

Financial liabilities:
Deposits	1,859,163	1,856,148	1,091,644	—	764,504
Short-term borrowings (1)	113,069	113,069	113,069	—	—
Other borrowings	101,793	102,220	—	—	102,220
Accrued interest payable (1)	12,615	12,615	12,615	—	—
Interest rate derivatives	9,524	1,193	—	1,193	—

(1) This financial instrument is carried at cost, which approximates the fair value of the instrument.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in accumulated other comprehensive income (loss) (in thousands) by component, net of tax, for the years ended December 31, 2025 and 2024:

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)	Total (a)
Balance as of December 31, 2024	$(33,532)	$411	$(33,121)
Other comprehensive income (loss) before reclassification	11,641	137	11,778
Amount reclassified from accumulated other comprehensive loss	—	—	—
Total other comprehensive income	11,641	137	11,778
Balance as of December 31, 2025	$(21,891)	$548	$(21,343)

	Unrealized gains on available for sale securities (a)	Unrealized gain on pension liability (a)
Balance as of December 31, 2023	$(47,842)	$494	$(47,348)
Other comprehensive income (loss) before reclassification	(1,460)	(83)	(1,543)
Amount reclassified from accumulated other comprehensive loss	15,770	—	15,770
Total other comprehensive loss	14,310	(83)	14,227
Balance as of December 31, 2024	$(33,532)	$411	$(33,121)

(a) All amounts are net of tax. Amounts in parentheses indicate debits.

The following table presents significant amounts reclassified out of each component of accumulated other comprehensive income (loss) (in thousands) for the years ended December 31, 2025 and 2024:

	Amount Reclassified
	From Accumulated		Affected Line Item in
	Other		Consolidated
	Comprehensive		Statements of
Details about other comprehensive income	Income (a)		Income

	Years Ended December 31,
	2025	2024
Unrealized gains on available for sale securities	$—	$(19,962)	Net realized (losses) gains on sales of securities
	—	4,192	Income tax expense
	$—	$(15,770)

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

NOTE 19 - NORWOOD FINANCIAL CORP (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2025	2024
	(In Thousands)
ASSETS
Cash on deposit in bank subsidiary	$26,401	$2,224
Investment in bank subsidiary	217,185	212,754
Other assets	3,450	3,119
Total assets	$247,036	$218,097
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$4,879	$4,589
Stockholders’ equity	242,157	213,508
Total liabilities and stockholders' equity	$247,036	$218,097

STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2025	2024
Income:	(In Thousands)
Dividends from bank subsidiary	$36,918	$11,736

Expenses	1,990	992
	34,928	10,744
Income tax benefit	(422)	(224)
	35,350	10,968
Equity in undistributed earnings of subsidiary	(7,595)	(11,128)
Net Income (Loss)	$27,755	$(160)
Comprehensive Income	$39,533	$14,067

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$27,755	$(160)
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
Undistributed earnings of bank subsidiary	7,595	11,128
Other, net	499	294
Net Cash Provided by Operating Activities	35,849	11,262

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in bank subsidiary	—	(28,800)
Net Cash Used in Investing Activities	—	(28,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock options exercised	80	269
Sale of treasury stock for ESOP	98	100
Acquisition of treasury stock	(361)	(703)
Capital issuance	—	28,116
Cash dividends paid	(11,489)	(9,719)
Net Cash Used in Financing Activities	(11,672)	18,063
Net Increase (Decrease) in Cash and Cash Equivalents	24,177	525

CASH AND CASH EQUIVALENTS - BEGINNING	2,224	1,699
CASH AND CASH EQUIVALENTS - ENDING	$26,401	$2,224

NOTE 20 – CAPITAL ISSUANCE

On December 23, 2024, the Company completed the underwritten public offering and sale of 1,150,000 shares of its common stock at $26.00 per share, resulting in net proceeds to the Company of approximately $28 million.

NOTE 21 – SUBSEQUENT EVENTS

On January 5, 2026, the Company completed the acquisition of PB Bankshares, Inc in an 80% common stock, 20% cash, and cash out of unexercised common stock options, with total consideration of approximately $58 million. The acquisition of PB Bankshares will be considered a business combination and accounted for using the acquisition method. Due to the close proximity of the PB Bankshares, Inc acquisition date and the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2025, the initial accounting for the business combination is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, “Business Combinations.” The Company will include relevant disclosures as required in the first quarter of 2026.

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

Our independent registered public accounting firm, S.R. Snodgrass, P.C., also attested to, and reported on, the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. S.R. Snodgrass, P.C.’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."

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

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the sections captioned “Proposal I - Election of Directors” and “Corporate Governance” in the Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated herein by reference.

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

(d)Equity Compensation Plan Information

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights*	Weighted-average exercise price of outstanding options, warrants and rights *	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a)) *
Equity compensation plans
approved by security holders:

2024 Equity Incentive Plan (1)	72,000	28.43	375,291

Equity compensation plans
not approved by security holders:.

None	—	—	—

TOTAL	72,000	$28.43	375,291

(1)The 2024 Equity Incentive Plan was approved by stockholders at the Annual Meeting of Stockholders on April 23, 2024. On December 16, 2025 the 2024 Equity Incentive Plan was amended as follows. The award of Directors Retainer Shares was increased from the current limit of $1000 of each director’s monthly retainer fee to be paid in the form of Company common stock (“Company Stock”) to a total of the first 25% of each director’s monthly retainer fee to be paid in the form of Company Stock.

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

1.The consolidated balance sheets of Norwood Financial Corp and subsidiary as of December 31, 2025 and 2024, and the related consolidated statements of (loss) income, comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2025, together with the related notes and the independent registered public accounting firm reports of S.R. Snodgrass, P.C. (PCAOB: 00074), independent registered public accounting firm.

2. Schedules omitted as they are not applicable.

3.The following exhibits are filed as part of the Form 10-K

No.	Description
3(i)	Amended and Restated Articles of Incorporation of Norwood Financial Corp (7)
3(ii)	Bylaws of Norwood Financial Corp (18)
4.1 (p)	Specimen Stock Certificate of Norwood Financial Corp (1) (p)
4.2	Description of Capital Stock of Norwood Financial Corp (9)
10.2†	Employment Agreement by and among Norwood Financial Corp, Wayne Bank and John M. McCaffery (2)
10.11†	2014 Equity Incentive Plan, as amended (3)
10.12†	Executive Elective Deferral Plan (4)
10.15†	Change-In-Control Severance Agreement, dated February 14, 2022, by and among Norwood Financial Corp, Wayne Bank, and Vincent G. O’Bell (13)
10.16†	Change-In-Control Severance Agreement, dated January 16, 2018, by and among Norwood Financial Corp, Wayne Bank, and John F. Carmody (17)
10.17†	Director Deferred Fee Plan (5)
10.19	Wayne Bank Executive Annual Incentive Plan (8)
10.20	Salary-Continuation Agreement dated March 1, 2021, between Wayne Bank and John F. Carmody (6)
10.21	Norwood Financial Corp 2024 Equity Incentive Plan (14)
10.23	Employment Agreement dated May 9, 2022, by and among Norwood Financial Corp, Wayne Bank and James O Donnelly (10)
10.24	Stock Award Agreement dated May 10, 2022, between Norwood Financial Corp and James O. Donnelly (11)
10.25	Salary-Continuation Agreement dated May 10, 2022, between Wayne Bank and James O. Donnelly (12)
10.26	Employment Agreement dated July 7, 2025, by and among Norwood Financial Corp, Wayne Bank and Janak M. Amin (19)
10.27	Non-Competition and Non-Solicitation Agreement dated July 7, 2025, by and among Norwood Financial Corp, Wayne Bank and Janak M. Amin (20)
10.28	Addendum to Non-Competition and Non-Solicitation Agreement by and among Norwood Financial Corp, Wayne Bank and Janak M. Amin dated December 31, 2025
10.29	Addendum to Employment Agreement dated July 7, 2025 by and among Norwood Financial Corp, Wayne Bank and Janak M. Amin dated December 31, 2025
19	Norwood Financial Corp Insider Trading Policy (15)
21	Subsidiaries of Norwood Financial Corp
23	Consent of S.R. Snodgrass, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO
32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of Sarbanes Oxley Act of 2002
97	Norwood Financial Corp Incentive-Based Compensation Recovery Policy (16)

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholder’s Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K Filed with the Commission on June 24, 2024.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-266622) filed with the Commission on August 8, 2022.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2024.
(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2024.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2021, (File No. 0-28364).
(7)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(8)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 13, 2020.
(9)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 9, 2021.

(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 12, 2022, (File No. 0-28364).
(13)	Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K filed with the Commission on March 11, 2022, (File No. 0-28364).
(14)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2024.
(15)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 14, 2024.
(16)	Incorporated herein by reference from the identically numbered exhibit to the Company’s Form 10-K filed with the Commission on March 14, 2024.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 16, 2018.
(18)	Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K filed with the Commission on March 14, 2024.
(19)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-290392) filed with the Commission on September 19, 2025.
(20)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-290392) filed with the Commission on September 19, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORWOOD FINANCIAL CORP

Dated: March 13, 2026	By:	/s/ James O. Donnelly
James O. Donnelly President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 13, 2026 on behalf of the registrant and in the capacities indicated.

/s/ James O. Donnelly	/s/ Kevin M. Lamont
James O. Donnelly President, Chief Executive Officer and Director (Principal Executive Officer)	Kevin M. Lamont Director
/s/ Andrew A. Forte	/s/ Kenneth A. Phillips
Dr. Andrew A. Forte Director	Dr. Kenneth A. Phillips Director
/s/ Ronald R. Schmalzle	/s/ Alexandra K. Nolan
Ronald R. Schmalzle Director /s/ Ralph A. Matergia	Alexandra K. Nolan Director /s/ Meg L. Hungerford
Ralph A. Matergia Director	Meg L. Hungerford Director
/s/ Jeffrey S. Gifford	/s/ Marissa Nacinovich
Jeffrey S. Gifford Director	Marissa Nacinovich Director
/s/ John M. McCaffery	/s/ Spencer J. Andress
John M. McCaffery Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) /s/ Joseph W. Carroll	Spencer J. Andress Director /s/ James Shook
Joseph W. Carroll Director	James Shook Director