Form 10-Q
period 2026-03-31
NORWOOD FINANCIAL CORP
filed 2026-05-08
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2026
Common stock, par value $0.10 per share	10,890,699

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$25,480	$32,118
Interest-bearing deposits with banks	75,258	12,318
Fed funds sold	1,835	—
Cash and cash equivalents	102,573	44,436
Securities available for sale, at fair value (net of allowance for credit losses of $0)	431,184	408,782
Loans receivable (net of allowance for credit losses of $24,350 and $19,882)	2,214,307	1,833,540
Regulatory stock, at cost	7,181	6,623
Bank premises and equipment, net	25,299	22,971
Bank owned life insurance	55,078	46,089
Accrued interest receivable	10,815	9,250
Foreclosed real estate owned	771	771
Deferred tax assets, net	19,728	14,654
Goodwill	36,375	29,266
Other intangibles	3,318	98
Other assets	10,625	8,362
TOTAL ASSETS	$2,917,254	$2,424,842
LIABILITIES
Deposits:
Non-interest bearing demand	$470,706	$419,597
Interest-bearing	2,035,992	1,659,048
Total deposits	2,506,698	2,078,645
Short-term borrowings	—	14,714
Other borrowings	88,268	59,419
Accrued interest payable	9,692	12,138
Other liabilities	28,658	17,769
TOTAL LIABILITIES	2,633,316	2,182,685
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2026: 11,181,491 shares, 2025: 9,516,503 shares	1,118	952
Surplus	174,078	127,426
Retained earnings	140,843	141,130
Treasury stock at cost: 2026: 291,325 shares; 2025: 222,645 shares	(7,970)	(6,008)
Accumulated other comprehensive loss	(24,131)	(21,343)
TOTAL STOCKHOLDERS’ EQUITY	283,938	242,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,917,254	$2,424,842

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Loans receivable, including fees	$33,873	$25,988
Securities	4,110	3,870
Interest bearing deposits with other banks	400	226
Total interest income	38,383	30,084
INTEREST EXPENSE
Deposits	12,787	10,748
Short-term borrowings	60	458
Other borrowings	982	1,021
Total interest expense	13,829	12,227
NET INTEREST INCOME	24,554	17,857
PROVISION FOR CREDIT LOSSES
Provision for credit losses	1,505	923
(Release of) off balance sheet commitments	(46)	(66)
Total provision for credit losses	1,459	857
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	23,095	17,000
OTHER INCOME
Service charges and fees	1,755	1,513
Income from fiduciary activities	238	325
Gains on sales of loans, net	76	47
Earnings and proceeds on bank owned life insurance	314	286
Other	332	180
Total other income	2,715	2,351
OTHER EXPENSES
Salaries and employee benefits	8,549	6,472
Occupancy, furniture & equipment, net	1,725	1,378
Data processing and related operations	1,435	1,085
Taxes, other than income	202	192
Professional fees	826	659
Federal Deposit Insurance Corporation insurance	507	406
Foreclosed real estate	36	4
Amortization of intangibles	165	15
Merger-related expenses	4,941	—
Other	2,604	1,853
Total other expenses	20,990	12,064
INCOME BEFORE INCOME TAXES	4,820	7,287
INCOME TAX EXPENSE	1,090	1,514
NET INCOME	$3,730	$5,773
BASIC EARNINGS PER SHARE	$0.35	$0.63
DILUTED EARNINGS PER SHARE	$0.35	$0.63

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$3,730	$5,773
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(3,529)	5,616
Tax effect	741	(1,179)
Other comprehensive (loss) income	(2,788)	4,437
Comprehensive Income	$942	$10,210

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended March 31, 2026 and 2025

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2025	9,516,503	$952	$127,426	$141,130	222,645	$(6,008)	$(21,343)	$242,157
Net income	-	-	-	3,730	-	-	-	3,730
Other comprehensive loss	-	-	-	-	-	-	(2,788)	(2,788)
PB Bankshares, Inc Acquisition	1,662,935	166	46,396	-	81,201	(2,296)	-	44,266
Cash dividends declared ($0.32 per share)	-	-	-	(4,017)	-	-	-	(4,017)
Compensation expense related to restricted stock	-	-	136	-	-	-	-	136
Director retainer stock	2,053	-	60	-	-	-	-	60
Stock options exercised	-	-	(14)	-	(12,521)	334	-	320
Compensation expense related to stock options	-	-	74	-	-	-	-	74
Balance, March 31, 2026	11,181,491	$1,118	$174,078	$140,843	291,325	$(7,970)	$(24,131)	$283,938

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	5,773	-	-	-	5,773
Other comprehensive income	-	-	-	-	-	-	4,437	4,437
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Acquisition of treasury stock	-	-	-	-	13,671	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	179	-	2,147	(62)	-	117
Stock options exercised	1,110	-	30	-	-	-	-	30
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, March 31, 2025	9,489,398	$949	$126,785	$127,865	229,979	$(6,208)	$(28,684)	$220,707

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,730	$5,773
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,459	857
Depreciation	438	316
Amortization of intangible assets	165	15
Deferred income taxes	(996)	(1,342)
Net accretion of securities premiums and discounts	(196)	(164)
Earnings and proceeds on life insurance policies	(314)	(286)
Gain on sales and write-downs of fixed assets and foreclosed real estate owned, net	71	—
Net amortization of loan fees	129	179
Net gain on sale of loans	(76)	(47)
Mortgage loans originated for sale	(2,707)	(2,085)
Proceeds from sale of loans originated for sale	2,783	2,132
Compensation expense related to stock options	74	62
Compensation expense related to restricted stock	136	117
Increase in accrued interest receivable	(85)	(121)
(Decrease) increase in accrued interest payable	(3,418)	1,249
Other, net	4,804	2,443
Net cash provided by operating activities	5,997	9,098
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	17,076	14,785
Purchases	(24,084)	(19,901)
Purchase of regulatory stock	(909)	(5,398)
Redemption of regulatory stock	2,380	11,148
Net increase in loans	(39,816)	(51,521)
Purchase of premises and equipment	(455)	(932)
Acquisition, net of cash and cash equivalents acquired	57,020	—
Net cash used in investing activities	11,212	(51,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	71,457	145,285
Net decrease in short-term borrowings	(14,714)	(113,069)
Repayments of other borrowings	(12,950)	(23,203)
Proceeds from other borrowings	155	40,000
Stock options exercised	320	—
Purchase of treasury stock	—	(349)
Proceeds from capital issuance	166	—
Cash dividends paid	(3,506)	(2,875)
Net cash provided by financing activities	40,928	45,789
Increase in cash and cash equivalents	58,137	3,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,436	72,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,573	$75,407

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$15,626	$10,978
Income taxes paid, net of refunds	$—	$46
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$580	$466
Dividends payable	$3,485	$2,871

Right of use for operating leases	$1,596	$—
Lease liability for operating leases	$1,596	$—

Merger with PB Bankshares

Fair Value of assets acquired in business combination, excluding cash (1)	$415,124
Goodwill recorded (1)	$7,108
Fair Value of liabilities assumed in business combination (1)	$407,217
Fair Value of shares issued in business combination (1)	$44,266

(1)Includes impact of PB Bankshares acquisition on January 5, 2026. See Note 13 to the Consolidated Financial Statements for more information.

See accompanying notes to the unaudited consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.           Basis of Presentation

The unaudited consolidated financial statements include the accounts of Norwood Financial Corp (the “Company”) and its wholly-owned subsidiary, Wayne Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, WCB Realty Corp., Norwood Investment Corp., and WTRO Properties, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future interim period.

2.           Revenue Recognition

Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans sold and earnings on bank-owned life insurance are not within the scope of this Topic.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-months ended March 31:

	Three months ended
	March 31,
(dollars in thousands)
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$154	$110
ATM fees	37	94
Overdraft fees	421	363
Safe deposit box rental	38	24
Loan related service fees	153	148
Debit card fees	704	589
Fiduciary activities	238	325
Commissions on mutual funds and annuities	199	146
Other income	332	180
Noninterest Income (in-scope of Topic 606)	2,276	1,979
Out-of-scope of Topic 606:
Loan servicing fees	49	39
Gains on sales of loans	76	47
Earnings on and proceeds from bank-owned life insurance	314	286
Noninterest Income (out-of-scope of Topic 606)	439	372
Total Noninterest Income	$2,715	$2,351

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended
	March 31,
	2026	2025
Weighted average shares outstanding	10,827	9,268
Less: Unvested restricted shares	(58)	(53)
Basic EPS weighted average shares outstanding	10,769	9,215
Basic EPS weighted average shares outstanding	10,769	9,215
Add: Dilutive effect of stock options and restricted shares	6	1
Diluted EPS weighted average shares outstanding	10,775	9,216

For the three month period ended March 31, 2026, there were 152,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $29.42 per share as of March 31, 2026.

For the three month period ended March 31, 2025, there were 203,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $24.17 per share as of March 31, 2025.

4.           Stock-Based Compensation

During the three-month period ended March 31, 2026, no stock options were granted. As of March 31, 2026, there was $221,000 of total unrecognized compensation cost related to non-vested options granted in 2025 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2026. Compensation costs related to stock options amounted to $74,000 and $62,000 during the three-month period ended March 31, 2026 and 2025, respectively.

A summary of the Company’s stock option activity for the three-month period ended March 31, 2026 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2026	234,871	$29.98	6.37	Yrs.	$134
Granted	—	—	—
Exercised	(12,521)	25.59	4.81
Forfeited	—	—	—
Outstanding at March 31, 2026	222,350	$30.19	6.22	Yrs.	$198
Exercisable at March 31, 2026	183,350	$30.28	5.48	Yrs.	$198

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $29.42 per share as of March 31, 2026 and $28.05 per share as of December 31, 2025.

A summary of the Company’s restricted stock activity for the three-month periods ended March 31, 2026 and 2025 is as follows:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	58,127	$29.12	54,484	$22.72
Granted	—	—	1,220	26.44
Vested	—	—	—	—
Forfeited	—	—	(2,147)	28.99
Non-vested, March 31,	58,127	$29.12	53,557	$22.56

The expected future compensation expense relating to the 58,127 shares of non-vested restricted stock outstanding as of March 31, 2026 is $1,554,000. This cost will be recognized over the remaining vesting period of 4.75 years. Compensation costs related to restricted stock amounted to $136,000 and $117,000 during the three-month periods ended March 31, 2026 and 2025, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three months ended March 31, 2026 and 2025:

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2025	$(21,343)
Other comprehensive loss before reclassification	(2,788)
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive loss	(2,788)
Balance as of March 31, 2026	$(24,131)

Unrealized gains on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	4,437
Amount reclassified from accumulated other comprehensive loss	-
Total other comprehensive income	4,437
Balance as of March 31, 2025	$(28,684)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	March 31,
	2026	2025
Commitments to grant loans	$136,171	$94,161
Unfunded commitments under lines of credit	188,420	151,339
Standby letters of credit	5,845	7,022
	$330,436	$252,522

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

The allowance for credit loss on off-balance sheet commitments were $336,000 and $267,000, respectively, at March 31, 2026 and December 31, 2025.

7.Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	March 31, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$22,853	$12	$(111)	$-	$22,754
U.S. Government agencies	8,000	12	(367)	-	7,645
States and political subdivisions	106,601	-	(15,660)	-	90,941
Corporate obligations	19,116	166	(124)	-	19,158
Mortgage-backed securities-
government sponsored entities	305,854	1,563	(16,731)	-	290,686
Total debt securities	$462,424	$1,753	$(32,993)	$-	$431,184

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$20,834	$32	$(9)	$-	$20,857
U.S. Government agencies	8,000	26	(351)	-	7,675
States and political subdivisions	107,164	1	(14,665)	-	92,500
Corporate obligations	13,545	96	(90)		13,551
Mortgage-backed securities-
government sponsored entities	286,950	2,820	(15,571)	-	274,199
Total debt securities	$436,493	$2,975	$(30,686)	$-	$408,782

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,743	$(111)	$-	$-	$16,743	$(111)
U.S. Government agencies	-	-	4,633	(367)	4,633	(367)
States and political subdivisions	1,661	(69)	86,700	(15,591)	88,361	(15,660)
Corporate obligations	9,564	(124)	-	-	9,564	(124)
Mortgage-backed securities-government sponsored entities	60,442	(854)	91,035	(15,877)	151,477	(16,731)
	$88,410	$(1,158)	$182,368	$(31,835)	$270,778	$(32,993)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,837	$(9)	$-	$-	$14,837	$(9)
U.S. Government agencies	-	-	4,649	(351)	4,649	(351)
States and political subdivisions	-	-	89,462	(14,665)	89,462	(14,665)
Corporate obligations	5,556	(90)	-	-	5,556	(90)
Mortgage-backed securities-government sponsored entities	11,979	(62)	103,744	(15,509)	115,723	(15,571)
	$32,372	$(161)	$197,855	$(30,525)	$230,227	$(30,686)

At March 31, 2026, the Company had 20 debt securities in an unrealized loss position in the less than twelve months category and 174 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2026 and 2025. The Company does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of March 31, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$7,347	$7,352
Due after one year through five years	23,881	23,381
Due after five years through ten years	85,157	75,960
Due after ten years	40,185	33,805
	156,570	140,498
Mortgage-backed securities-government sponsored entities	305,854	290,686
	$462,424	$431,184

There were no sales of securities available for sale for the three months ended March 31, 2026 and 2025.

Securities with a carrying value of $303,176,000 and $264,698,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	March 31, 2026		December 31, 2025
Real Estate Loans:
Residential	$409,440	18.3%	$352,342	19.0%
Commercial	1,027,729	45.9	750,249	40.5
Agricultural	64,370	2.9	59,202	3.2
Construction	105,746	4.7	85,393	4.6
Commercial loans	248,070	11.1	229,849	12.4
Other agricultural loans	25,928	1.1	26,430	1.4
Consumer loans to individuals	358,032	16.0	350,410	18.9
Total loans	2,239,315	100.0%	1,853,875	100.0%
Deferred fees, net	(658)		(453)
Total loans receivable	2,238,657		1,853,422
Allowance for credit losses	(24,350)		(19,882)
Net loans receivable	$2,214,307		$1,833,540

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, foreclosed real estate owned totaled $771,000 and $771,000, respectively. During the three months ended March 31, 2026, there were no additions to the foreclosed real estate category. As of March 31, 2026, the Company has initiated formal foreclosure proceedings on 7 properties classified as consumer residential mortgages with an aggregate carrying value of $403,000.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of March 31, 2026 and December 31, 2025 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
March 31, 2026
Real Estate loans
Residential	$406,046	$1,653	$575	$-	$1,166	$3,394	$409,440
Commercial	1,020,336	1,288	217	-	5,888	7,393	1,027,729
Agricultural	62,226	592	-	-	1,552	2,144	64,370
Construction	105,712	-	-	-	34	34	105,746
Commercial loans	247,384	548	-	15	123	686	248,070
Other agricultural loans	25,740	-	-	-	188	188	25,928
Consumer loans	355,966	483	249	-	1,334	2,066	358,032
Total	$2,223,410	$4,564	$1,041	$15	$10,285	$15,905	$2,239,315

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2025
Real Estate loans
Residential	$350,711	$438	$274	$-	$919	$1,631	$352,342
Commercial	740,901	4,850	434	-	4,064	9,348	750,249
Agricultural	59,073	-	83	46	-	129	59,202
Construction	85,359	-	-	-	34	34	85,393
Commercial loans	228,074	1,618	33	56	68	1,775	229,849
Other agricultural loans	25,589	772	69	-	-	841	26,430
Consumer loans	348,115	862	281	21	1,131	2,295	350,410
Total	$1,837,822	$8,540	$1,174	$123	$6,216	$16,053	$1,853,875

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2025	$2,271	$7,534	$395	$1,471	$3,011	$282	$4,918	$19,882
Acquisition adjustment	124	2,626	62	188	457	16	(9)	3,464
Charge offs	-	-	-	-	(24)	-	(593)	(617)
Recoveries	24	9	-	-	49	-	34	116
(Release of) Provision for credit losses	661	(300)	136	62	202	46	698	1,505
Ending balance, March 31, 2026	$3,080	$9,869	$593	$1,721	$3,695	$344	$5,048	$24,350

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge offs	-	(49)	-	-	-	(38)	(329)	(416)
Recoveries	-	-	-	-	54	-	38	92
(Release of) Provision for credit losses	(131)	(772)	33	101	186	45	1,461	923
Ending balance, March 31, 2025	$1,015	$10,585	$81	$985	$1,972	$169	$5,635	$20,442

During the three months ended March 31, 2026, the Company recorded a provision for credit losses related to loans totaling $1,505,000. The increase in provision was due primarily to an increase in the residential real estate portfolio provision of $661,000, an increase in the consumer portfolio provision of $698,000, and an increase of $146,000 in all other portfolios, net. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, and variances in Qualitative Factors and Economic Factors. In addition, the Company recorded a one-time adjustment of $3,464,000 as a result of the PB Bankshares acquisition.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
March 31, 2026
Real Estate loans
Residential	$1,166	$-	$1,166	$-	$1,166
Commercial	5,869	19	5,888	-	5,888
Agricultural	1,552	-	1,552	-	1,552
Construction	34	-	34	-	34
Commercial loans	123	-	123	15	138
Other agricultural loans	188	-	188	-	188
Consumer loans	265	1,069	1,334	-	1,334
Total	$9,197	$1,088	$10,285	$15	$10,300

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2025
Real Estate loans
Residential	$919	$-	$919	$-	$919
Commercial	4,045	19	4,064	-	4,064
Agricultural	-	-	-	46	46
Construction	34	-	34	-	34
Commercial loans	68	-	68	56	124
Other agricultural loans	-	-	-	-	-
Consumer loans	323	808	1,131	21	1,152
Total	$5,389	$827	$6,216	$123	$6,339

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$30,922	$169,684	$129,238	$111,190	$159,159	$382,044	$28,018	$-	$1,010,255
Special Mention	-	50	-	630	-	5,276	74	-	6,030
Substandard	-	-	135	-	204	10,705	400	-	11,444
Doubtful	-	-	-	-	-	-	-	-	-
Total	$30,922	$169,734	$129,373	$111,820	$159,363	$398,025	$28,492	$-	$1,027,729

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Real Estate - Agriculture
Risk Rating
Pass	$648	$3,066	$4,033	$3,264	$10,693	$35,465	$670	$-	$57,839
Special Mention	-	152	614	-	-	638	-	-	1,404
Substandard	3,557	-	565	-	-	987	18	-	5,127
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,205	$3,218	$5,212	$3,264	$10,693	$37,090	$688	$-	$64,370

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$9,198	$55,909	$43,015	$22,618	$26,536	$27,138	$59,085	$-	$243,499
Special Mention	-	17	123	575	21	590	12	-	1,338
Substandard	-	34	-	599	299	1,226	1,075	-	3,233
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,198	$55,960	$43,138	$23,792	$26,856	$28,954	$60,172	$-	$248,070

Commercial loans
Current period gross charge-offs	$-	$-	$6	$18	$-	$-	$-	$-	$24

Other agricultural loans
Risk Rating
Pass	$375	$2,875	$2,525	$1,238	$2,108	$5,033	$7,846	$-	$22,000
Special Mention	-	-	-	-	-	76	-	-	76
Substandard	2,181	-	196	-	-	-	1,475	-	3,852
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,556	$2,875	$2,721	$1,238	$2,108	$5,109	$9,321	$-	$25,928

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$41,143	$231,534	$178,811	$138,310	$198,496	$449,680	$95,619	$-	$1,333,593
Special Mention	-	219	737	1,205	21	6,580	86	-	8,848
Substandard	5,738	34	896	599	503	12,918	2,968	-	23,656
Doubtful	-	-	-	-	-	-	-	-	-
Total	$46,881	$231,787	$180,444	$140,114	$199,020	$469,178	$98,673	$-	$1,366,097

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$114,399	$98,460	$67,351	$114,785	$84,564	$231,547	$20,653	$-	$731,759
Special Mention	50	-	630	204	2,493	4,335	198	-	7,910
Substandard	-	135	-	-	2,413	7,632	400	-	10,580
Doubtful	-	-	-	-	-	-	-	-	-
Total	$114,449	$98,595	$67,981	$114,989	$89,470	$243,514	$21,251	$-	$750,249

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Real Estate - Agriculture
Risk Rating
Pass	$3,016	$4,027	$3,287	$10,789	$3,536	$30,851	$361	$-	$55,867
Special Mention	152	1,479	-	-	-	1,684	-	-	3,315
Substandard	-	-	-	-	-	-	20	-	20
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,168	$5,506	$3,287	$10,789	$3,536	$32,535	$381	$-	$59,202

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$58,956	$40,670	$23,869	$24,385	$13,051	$18,356	$46,495	$-	$225,782
Special Mention	35	-	578	22	109	259	88	-	1,091
Substandard	-	6	309	317	550	794	1,000	-	2,976
Doubtful	-	-	-	-	-	-	-	-	-
Total	$58,991	$40,676	$24,756	$24,724	$13,710	$19,409	$47,583	$-	$229,849

Commercial loans
Current period gross charge-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

Other agricultural loans
Risk Rating
Pass	$3,291	$2,706	$1,320	$2,330	$1,995	$3,423	$7,453	$-	$22,518
Special Mention	-	367	-	-	-	1,281	789	-	2,437
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,291	$3,073	$1,320	$2,330	$1,995	$4,704	$9,717	$-	$26,430

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$48	$-	$-	$48

Total
Risk Rating
Pass	$179,662	$145,863	$95,827	$152,289	$103,146	$284,177	$74,962	$-	$1,035,926
Special Mention	237	1,846	1,208	226	2,602	7,559	1,075	-	14,753
Substandard	-	141	309	317	2,963	8,426	2,895	-	15,051
Doubtful	-	-	-	-	-	-	-	-	-
Total	$179,899	$147,850	$97,344	$152,832	$108,711	$300,162	$78,932	$-	$1,065,730

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$6,928	$28,797	$44,379	$40,025	$59,058	$183,293	$45,794	$-	$408,274
Nonperforming	-	-	-	125	395	589	57	-	1,166
Total	$6,928	$28,797	$44,379	$40,150	$59,453	$183,882	$45,851	$-	$409,440

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$17,487	$43,125	$22,720	$17,890	$638	$335	$3,517	$-	$105,712
Nonperforming	-	-	-	34	-	-	-	-	34
Total	$17,487	$43,125	$22,720	$17,924	$638	$335	$3,517	$-	$105,746

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$38,333	$128,578	$85,976	$54,667	$29,013	$18,261	$1,870	$-	$356,698
Nonperforming	-	161	352	263	404	154	-	-	1,334
Total	$38,333	$128,739	$86,328	$54,930	$29,417	$18,415	$1,870	$-	$358,032

Consumer loans to individuals
Current period gross charge-offs	$65	$56	$185	$102	$143	$42	$-	$-	$593

Total
Payment Performance
Performing	$62,748	$200,500	$153,075	$112,582	$88,709	$201,889	$51,181	$-	$870,684
Nonperforming	-	161	352	422	799	743	57	-	2,534
Total	$62,748	$200,661	$153,427	$113,004	$89,508	$202,632	$51,238	$-	$873,218

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$28,385	$41,869	$38,305	$54,474	$47,475	$105,711	$35,204	$-	$351,423
Nonperforming	-	-	125	147	170	420	57	-	919
Total	$28,385	$41,869	$38,430	$54,621	$47,645	$106,131	$35,261	$-	$352,342

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Construction
Payment Performance
Performing	$37,511	$26,381	$17,070	$656	$289	$91	$3,361	$-	$85,359
Nonperforming	-	-	-	34	-	-	-	-	34
Total	$37,511	$26,381	$17,070	$690	$289	$91	$3,361	$-	$85,393

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$137,403	$94,951	$61,651	$33,145	$9,385	$11,363	$1,360	$-	$349,258
Nonperforming	54	285	311	344	61	97	-	-	1,152
Total	$137,457	$95,236	$61,962	$33,489	$9,446	$11,460	$1,360	$-	$350,410

Consumer loans to individuals
Current period gross charge-offs	$26	$458	$685	$419	$151	$94	$-	$-	$1,833

Total
Payment Performance
Performing	$203,299	$163,201	$117,026	$88,275	$57,149	$117,165	$39,925	$-	$786,040
Nonperforming	54	285	436	525	231	517	57	-	2,105
Total	$203,353	$163,486	$117,462	$88,800	$57,380	$117,682	$39,982	$-	$788,145

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the three months ended March 31, 2026, there were modifications made to borrowers experiencing financial difficulty consisting of 11 loan relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$718	0.07%	Deferred principal for 4-8 months
Commercial loans	787	0.32	Deferred principal for 7-12 months
Consumer loans to individuals	7	—	Deferred principal for 5 months

Total	$1,512

Term Extension

	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$311	0.03%	Added a weighted-average 5.8 years to the life of loans
Agricultural real estate loans	3,603	5.60	Added a weighted-average 19.8 years to the life of loans
Commercial loans	5	—	Added a weighted-average 1.0 years to the life of loans
Other agricultural loans	2,181	8.41	Added a weighted-average 10.0 years to the life of loans

Total	$6,100

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at March 31, 2026	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$535	0.05%	Deferred principal for 14 months and extended term by 14 months

Total	$535

Of the modifications made to borrowers experiencing financial difficulty, there were none that had a payment default during the period.

The Company’s primary business activity as of March 31, 2026 was with customers located in northeastern and southeastern Pennsylvania, and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of March 31, 2026, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $268.3 million of loans outstanding, or 12.0% of total loans outstanding, and hotels/motels with loans outstanding of $184.1 million, or 8.2% of loans outstanding. For the three months ended March 31, 2026, the Company recognized charge offs of $0 on commercial rentals and $0 on hotels/motels. The following table presents additional details regarding the Company’s largest loan concentrations by industry as of March 31, 2026 (in thousands):

Account Type	Outstanding as of March 31, 2026	Percent of Loans as of March 31, 2026

Commercial Rentals	$268,295	11.98%
Hotels/Motels	184,123	8.22
Residential Rentals	169,214	7.56
Fuel/Gas Stations	50,840	2.27
Builders/Contractors	46,705	2.09
Dairy Cattle/Milk Product	42,687	1.91
Resorts	39,846	1.78
Government Support	32,254	1.44
Mobile Home Park	30,321	1.35
Camps	28,256	1.26
Wineries	19,966	0.89

Account Type	Outstanding as of December 31, 2025	Percent of Loans as of March 31, 2026

Commercial Rentals	$178,684	9.68%
Hotels/Motels	125,089	6.78
Residential Rentals	116,639	6.32
Fuel/Gas Stations	50,337	2.73
Dairy Cattle/Milk Product	42,777	2.32
Resorts	39,435	2.14
Builders/Contractors	36,650	1.99
Government Support	29,919	1.62
Camps	22,998	1.25
Mobile Home Park	19,967	1.08
Wineries	19,935	1.08

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

The methods of determining the fair value of assets and liabilities presented in this note are consistent with our methodologies disclosed in Note 16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
March 31, 2026	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$22,754	$22,754	$-	$-
U.S. Government agencies	7,645	-	7,645	-
States and political subdivisions	90,941	-	90,941	-
Corporate obligations	19,158	-	19,158	-
Mortgage-backed securities-government
sponsored entities	290,686	-	290,686	-
Interest rate derivatives	776	-	776	-

LIABILITIES
Interest rate derivatives	776	-	776	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$20,857	$20,857	$-	$-
U.S. Government agencies	7,675	-	7,675	-
States and political subdivisions	92,500	-	92,500	-
Corporate obligations	13,551	-	13,551	-
Mortgage-backed securities-government
sponsored entities	274,199	-	274,199	-
Interest rate derivatives	771	-	771	-

LIABILITIES
Interest rate derivatives	771	-	771	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
March 31, 2026
Individually analyzed loans held for investment	$11,618	$-	$-	$11,618
Foreclosed Real Estate Owned	771	-	-	771
December 31, 2025
Individually analyzed loans held for investment	$7,923	$-	$-	$7,923
Foreclosed Real Estate Owned	771	-	-	771

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of March 31,2026, the fair value investment in individually analyzed loans totaled $11,618,000, which included 64 loan relationships with a carrying value of $8,858,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of March 31, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $18,000. As of March 31, 2026, the fair value investment in individually analyzed loans included 49 loan relationships with a carrying value of $3,397,000 that required a valuation allowance of $637,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of March 31, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
March 31, 2026
Individually analyzed loans held for investment	$11,618	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100.0% (9.06%)
Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	15.7% (15.7%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2025
Individually analyzed loans held for investment	$7,923	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-20.0% (7.51%)

Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	11.3% (11.3%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at March 31, 2026 and December 31, 2025. (In thousands)

	Fair Value Measurements at March 31, 2026
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$102,573	$102,573	$102,573	$-	$-
Loans receivable, net	2,214,307	2,221,638	-	-	2,221,638
Mortgage servicing rights	240	673	-	-	673
Regulatory stock (1)	7,161	7,161	7,161	-	-
Bank owned life insurance (1)	55,078	55,078	55,078	-	-
Accrued interest receivable (1)	10,815	10,815	10,815	-	-
Financial liabilities:
Deposits	2,506,698	2,504,414	1,443,157	-	1,061,257
Short-term borrowings (1)	-	-	-	-	-
Other borrowings	88,268	88,244	-	-	88,244
Accrued interest payable (1)	9,692	9,692	9,692	-	-

	Fair Value Measurements at December 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$44,436	$44,436	$44,436	$-	$-
Loans receivable, net	1,833,540	1,841,753	-	-	1,841,753
Mortgage servicing rights	238	673	-	-	673
Regulatory stock (1)	6,623	6,623	6,623	-	-
Bank owned life insurance (1)	46,089	46,089	46,089	-	-
Accrued interest receivable (1)	9,250	9,250	9,250	-	-
Financial liabilities:
Deposits	2,078,645	2,076,705	1,213,279	-	863,426
Short-term borrowings (1)	14,714	14,714	14,714	-	-
Other borrowings	59,419	59,635	-	-	59,635
Accrued interest payable (1)	12,138	12,138	12,138	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At March 31, 2026 and December 31,

2025, based upon the swap contract values, the Company pledged cash in the amount of $350,000 as collateral for its interest rate swaps `with a third-party financial institution. The fair value of the swaps as of March 31, 2026 and December 31, 2025 was $776,000 and $771,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	March 31, 2026	December 31, 2025	Interest Rate Paid	Interest Rate Received	March 31, 2026	December 31, 2025
Customer interest rate swap

Maturing November, 2030	$5,266	$5,366	Term SOFR + Margin	Fixed	$475	$471
Maturing December, 2030	3,400	3,474	Term SOFR + Margin	Fixed	301	300

Total	$8,666	$8,840			$776	$771

Third party interest rate swap

Maturing November, 2030	$5,266	$5,366	Fixed	Term SOFR + Margin	$475	$471
Maturing December, 2030	3,400	3,474	Fixed	Term SOFR + Margin	301	300

Total	$8,666	$8,840			$776	$771

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2026
Interest rate derivatives	Other assets	$776	Other liabilities	$776

December 31, 2025
Interest rate derivatives	Other assets	771	Other liabilities	771

11.New and Recently Adopted Accounting Pronouncements

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326), which amends the guidance in Topic 326 to expand the population of acquired financial assets subject to the gross-up approach to include loans (excluding credit cards) that are acquired without credit deterioration and deemed “seasoned.” All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned. Other non-purchased credit deteriorated loans (excluding credit cards) are considered to be seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. ASU 2025-08 should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. Early adoption is permitted.  The Company early adopted ASU 2025-08.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when ASC Topic 270 applies. The amendments in the ASU provide a list of specific interim disclosures that are required by generally accepted accounting principles (GAAP), which, together with the disclosure principle, represent the complete population of required disclosures in interim reporting periods. The intent of the disclosure principle is to help entities determine whether any disclosures not specified in Topic 270 should be provided in interim reporting periods. ASU 2025-11 may be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements for public business entities for interim periods in fiscal years beginning after December 15, 2027, and all other entities in interim periods in fiscal years beginning after December 15, 2028.  The Company is currently evaluating the impact of this new guidance on its financial statements.

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

13.Acquisition of PB Bankshares, Inc. and Presence Bank

On January 5, 2026, the Company and the Bank completed its previously announced acquisition of PB Bankshares, Inc. ("PB Bankshares") and its subsidiary bank, Presence Bank, pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement") dated as of July 7, 2025. Under the terms of the Merger Agreement, PB Bankshares merged with and into the Company, with the Company as the surviving entity (“Merger”), and immediately following the Merger, Presence Bank merged with and into the Bank, with the Bank as the surviving bank.

Presence Bank conducted its business from offices and two loan production offices in Chester, Lancaster and Dauphin Counties, Pennsylvania. Presence Bank’s primary market area for deposits includes the communities in which it maintains banking offices, while its primary lending market area is broader and includes customers in Lebanon and Cumberland Counties in Pennsylvania.

Pursuant to the Merger Agreement, 80% of PB Bankshares’ common stock were converted into Company common stock while the remaining 20% were exchanged for cash. PB Bankshares’ stockholders had the option to elect to receive either 0.7850 shares of Company common stock or $19.75 in cash for each common share of PB Bankshares they own. The election was subject to proration to ensure that, in the aggregate, 80% of the transaction consideration were paid in the form of Company common stock. In accordance with the Merger Agreement, the Presence Bank ESOP was terminated shortly after the closing date and of the transaction (the “ESOP Termination Date”) and the Company paid off the ESOP loan via the return of common stock issued and recorded as treasury shares.

In addition per the Merger Agreement, each option to acquire shares of PB Common Stock that was outstanding and unexercised became vested and were converted into the right to receive from Norwood Financial a cash payment equal to the product of (i) the number of shares of PB Bankshares Common Stock subject to the PB Bankshares Stock Option, multiplied by (ii) the amount by which the Cash Consideration (the “Option Payment Amount”) exceeds the exercise price of such PB Bankshares Stock Option. To follow is a summary of the purchase price for the merger which totaled $60.0 million.

The following table summarizes the purchase of PB Bankshares, Inc. as of January 5, 2026:

(Dollars in Thousands, Except Per Share Data)

Purchase Price Consideration - Common Stock (excluding ESOP Loan Settlement)
PB Bankshares, Inc. common shares settled for common stock	2,648,186
PB Bankshares, Inc. common shares to be exchanged for stock consideration - 80% of adjusted shares outstanding	2,118,549
Exchange Ratio	0.7850
Norwood Financial Corp. shares to be issued in the merger and excludes fractional shares	1,662,933
Fair Value price per share of Norwood Financial Corp. common stock	$28.00
Fair value of Purchase Price Consideration for Common Stock Issued		$46,562
Shares used to terminate ESOP Loan - recorded as Norwood Treasury Shares
ESOP Loan Balance	2,296
Norwood Financial Corp. closing stock price	$28.28
Shares of Norwood Financial Corp., Common Stock to pay off ESOP Loan	(81,201)
Impact of ESOP Loan Settlement		(2,296)
Total Fair Value of Purchase Price Consideration for Common Stock		44,266

Fair Value of Purchase Price Cash Consideration
PB Bankshares, Inc. common shares settled for cash	529,637
Purchase price assigned to cash consideration	$19.75
Cash consideration for Common Stock		10,460

Cash in lieu of fractional shares		4

Purchase Price Consideration in Cash for PB Bankshares, Inc.'s Outstanding Stock Options
PB Bankshares, Inc. stock options outstanding	169,144
Cash price to pay out options	$19.75
Weighted average strike price for options	$12.28
In-the-money value for PB Bankshares, Inc. stock	$7.47
Purchase price assigned to PB Bankshares, Inc. stock		1,264
Total Purchase Price Assigned to Cash Consideration		11,728
Total Purchase Price for Accounting Purposes		55,994

Pursuant to accounting standards, the Company assigned a fair value to the assets acquired and liabilities assumed of PB Bankshares. ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The assets acquired and liabilities assumed in the acquisition of PB Bankshares were recorded at their estimated fair values based on management’s best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. While the fair values are not expected to be materially different from the estimates, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition. The items most susceptible to adjustment are the fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition. The Company is continuing to finalize the fair values of all aspects of the acquisition.

Goodwill represents consideration transferred in excess of the fair value of the net assets acquired. The goodwill resulting from the acquisition represents the value expected from the expansion of the Company's market and enhancement of operations and efficiencies. Goodwill acquired in the acquisition is not deductible for tax purposes.

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger, (dollars in thousands) and as a result of the Merger, the Corporation recorded goodwill totaling $7.1 million at January 5, 2026.

(Dollars in Thousands)

Total Purchase Price For Accounting Purposes		$55,994

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$40,979
Federal funds	27,769
Securities, available for sale	18,787
Loans Gross	345,769
Allowance for credit losses	(3,464)
Loans, net of allowance	342,305
Bank owned life insurance	8,676
Premises	1,828
Furniture, fixtures and equipment	554
Accrued interest receivable	1,480
Restricted investment in bank stock	2,009
Deferred tax asset	3,337
Core deposit intangible	3,386
Operating lease right of use asset	1,246
Other asset	3,747
Total identifiable assets acquired at fair value	456,103

Deposits	356,596
Borrowings	41,644
Accrued interest payable	972
Operating lease liability	1,240
Reserve for unfunded commitments	115
Other liabilities	6,650
Total liabilities assumed	407,217
Total identifiable net assets, at fair value		48,886
Goodwill		$7,108

Investment securities available-for-sale

All acquired investments were classified as available for sale. The estimated fair value of available for sale securities we calculated using Level 2 inputs, The securities acquired are bought and sold in active markets.

Loans

The acquired loan portfolio was valued utilizing Level 3 inputs and included the use of a discounted cash flow methodology applied on a pooled basis for accruing loan and on individual basis for non-accruing loans and incorporated assumption that a market participant would employ. In the fair value process the Company developed assumptions as to credit risk, expected lifetime losses, qualitative credit factors, collateral values, discount rates, expected payments and expected prepayments.

Acquired loans are classified into two categories: Purchased Seasoned Loans (PSLs) and Purchased Credit Deteriorated loans (PCDs). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination, and the remaining loans were considered PSLs. Effective January 1, 2025, the Company early adopted ASU 2025-08 (Topic 326) on a prospective basis. In accordance with ASU 2025-08 an allowance for credit loss was determined using the same methodology as other loans held for investment and an initial allowance for credit losses for all acquired loans totaled $3.4 million. There was no provision for credit losses expense recognized because the initial allowance is established by grossing-up the amortized cost of the acquired loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income of the life of the loans.

At the date of the acquisition, 91.4 % of the acquired loans from Presence Bank were PSL loans and 8.6% were PCD loans. The following table provides details related to the fair value of PCD loans.

	PCD Accruing	PCD Non-Accruing	Total PCD Loans
	1/5/2026	1/5/2026	1/5/2026
Par Value of acquired PCD Loans	$29,246	$1,415	$30,660
Allowance for credit losses at acquisition	341	-	341
Non-Credit discount (premium) at acquisition	(1,247)	(1,047)	(2,294)
Purchase price PCD Loans	$28,340	$368	$28,707

Leased Facilities

The fair value adjustment for leased facilities contracts was based on a discounted cash flow methodology of the contract lease obligations versus observed comparable market rents and discounted based upon interest rates for similar term borrowings rates. The facilities fair value adjustment will be amortized into expense over the contractual life of the leased facility.

Premises

The fair value estimate is based upon appraised values. The owned facilities fair value adjustment will be amortized into expense over the estimated life of the owned facility.

Core Deposit Intangible

The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate commensurate with market participants. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the higher cost of alternative funding sources available through national brokered CD offering rates and FHLB advance rates. The projected cash flows were developed using expected deposit attrition. The core deposit intangible will be amortized over ten years using the sum-of-years digits method.

Time Deposits

The fair value adjustment for time deposits was based on a discounted cash flow methodology of the contract rates and contractual repayments of fixed maturity deposits using prevailing market interest rates for similar-term time deposits. The time deposit fair value adjustment will be amortized into income on a level yield amortization method over the contractual life of the deposits.

Borrowings

The fair value adjustment for borrowings was based on a discounted cash flow methodology of the contract rates and contractual repayments of borrowings using prevailing market interest rates for similar-term borrowings. The borrowings fair value adjustment will be amortized into income on a level yield amortization method over the contractual life of the borrowings.

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

Critical Accounting Policies

Note 2 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2025 (included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the determination of goodwill impairment, and business combination accounting. Please refer to the discussion of the allowance for credit losses calculation under “Changes in Financial Condition - Loans” below.

In connection with the acquisition of North Penn in 2011, we recorded goodwill in the amount of $9.7 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of Delaware in 2016, we recorded goodwill in the amount of $1.6 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of UpState New York

Bancorp, Inc. in July 2020, we recorded goodwill in the amount of $17.9 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. In connection with the acquisition of PB Bankshares, we recorded goodwill in the amount of $7.1 million, representing the excess of amounts paid over the fair value of the net assets of the institution acquired at the date of acquisition. Goodwill is tested annually and deemed impaired when the carrying value of goodwill exceeds its implied fair value.

Changes in Financial Condition

General

Total assets as of March 31, 2026 were $2.917 billion compared to $2.425 billion as of December 31, 2025. The increase was due primarily to a $385.2 million increase in gross loans outstanding and a $58.1 million increase in cash and cash equivalents. Both were primarily a result of the PB Bankshares acquisition.

Other Assets

Other assets as of March 31, 2026 were $10.6 million compared to $8.4 million as of December 31, 2025. The increase was primarily due to the increase of $1.4 million in right of use asset.

Securities

The fair value of securities available for sale as of March 31, 2026 was $431.2 million compared to $408.8 million as of December 31, 2025. The increase of $22.4 million was due primarily to the acquired portfolio.

The Company has securities in an unrealized loss position. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company did not recognize any credit losses on these available for sale debt securities for the three months ended March 31, 2026. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $2.239 billion at March 31, 2026 compared to $1.853 billion as of December 31, 2025, due primarily to the acquired portfolio. The $385.4 million increase in loans receivable during the three months ended March 31, 2026, was due primarily to a $118.3 million increase in commercial real estate loans, a $177.4 million increase in commercial loans, a $57.1 million increase in residential real estate loans, and an increase of $32.6 million in all other portfolios, net.

The allowance for credit losses totaled $24.4 million as of March 31, 2026, and represented 1.09% of total loans outstanding, compared to $19.9 million, or 1.07% of total loans outstanding, at December 31, 2025. The Company had net charge-offs for the three months ended March 31, 2026 of $501,000, compared to $324,000 in the corresponding period in 2025. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at March 31, 2026 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of March 31, 2026, non-performing loans totaled $10.3 million or 0.46%, of total loans compared to $6.3 million, or 0.34%, of total loans at December 31, 2025. At March 31, 2026, non-performing assets totaled $11.1 million, or 0.38%, of total assets, compared to $7.1 million, or 0.29%, of total assets at December 31, 2025.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,166	$919
Commercial	5,888	4,064
Agricultural	1,552	—
Construction	34	34
Commercial loans	123	68
Other agricultural loans	188	—
Consumer loans to individuals	1,334	1,131
Total non-accrual loans	10,285	6,216
Accruing loans which are contractually
past due 90 days or more	15	123
Total non-performing loans	10,300	6,339
Foreclosed real estate	771	771
Total non-performing assets	$11,071	$7,110

Allowance for credit losses	$24,350	$19,882

Coverage of non-performing loans	2.36%	3.14%
Non-performing loans to total loans	0.46%	0.34%
Non-performing loans to total assets	0.35%	0.27%
Non-performing assets to total assets	0.38%	0.29%

Deposits

During the three-months ended March 31, 2026, total deposits increased $428.1 million due primarily to a $198.1 million increase in certificates of deposit, an $83.9 million increase in interest-bearing demand deposits, and a $146.1 million increase in all other deposit categories. All increases were primarily due to the PB Bankshares acquisition.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-interest bearing demand	$470,706	$419,597
Interest-bearing demand	487,951	404,079
Money market deposit accounts	252,458	188,215
Savings	232,099	201,388
Time deposits <$250,000	738,590	575,515
Time deposits >$250,000	324,894	289,851
Total	$2,506,698	$2,078,645

Borrowings

The Company had no short-term borrowings at March 31, 2026, compared to $14.7 million at December 31, 2025, due primarily to a decrease in overnight borrowings, which was a result of the overall growth in deposits.

Other borrowings as of March 31, 2026, were $88.3 million compared to $59.4 million as of December 31, 2025. There were no Federal Reserve Bank borrowings during three-months ended March 31, 2026, while Federal Home Loan Bank borrowings increased $29.0 million during the three-months ended March 31, 2026.

Other borrowings consisted of the following:

(dollars in thousands)	March 31, 2026	December 31, 2025
Notes with the FHLB:
Fixed rate borrowing due March 2026 at 4.31%	$—	$10,000
Fixed rate borrowing due April 2026 at 4.04%	20,000	20,000
Fixed rate borrowing due October 2026 at 4.92%	1,500	—
Fixed rate borrowing due January 2027 at 1.39%	5,000	—
Fixed rate borrowing due January 2027 at 1.74%	3,400	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	9,299	11,231
Fixed rate borrowing due June 2027 at 2.96%	5,000	—
Fixed rate borrowing due November 2027 at 4.15%	3,000	—
Fixed rate borrowing due December 2027 at 3.96%	3,100	—
Fixed rate borrowing due January 2028 at 3.85%	5,400	—
Fixed rate borrowing due March 2028 at 3.86%	1,500	—
Fixed rate borrowing due April 2028 at 3.59%	3,000	—
Amortizing fixed rate borrowing due July 2028 at 4.70%	7,438	8,188
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
Fixed rate borrowing due September 2028 at 4.59%	3,750	—
Fixed rate borrowing due March 2030 at 4.11%	2,000	—
Fixed rate borrowing due April 2030 at 3.84%	3,000	—
Amortizing fixed rate borrowing due January 2032 at 1.83%	1,998	—
	88,385	59,419
Fair value adjustment of borrowings	(117)	—
	$88,268	$59,419

Stockholders’ Equity and Capital Ratios

As of March 31, 2026, total stockholders’ equity was $283.9 million, compared to $242.2 million as of December 31, 2025. Total stockholders’ equity increased $41.7 million as of March 31, 2026. The increase consisted of $44.3 million due to the PB Bankshares acquisition and net income of $3.7 million, offset, in part by a $2.8 million decrease in the fair value of securities in the available-for-sale portfolio and a decrease of $4.0 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	March 31, 2026	December 31, 2025
Tier 1 Capital
(To average assets)	9.39%	9.65%
Tier 1 Capital
(To risk-weighted assets)	11.80%	12.37%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.80%	12.37%
Total Capital
(To risk-weighted assets)	12.89%	13.41%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of March 31, 2026.

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $102.6 million in the form of cash, due from banks, short-term deposits with other institutions, and fed funds sold. In addition, the Company had total non-pledged securities available for sale of $137.9 million which could be used for liquidity needs. Total liquidity of $234.3 million as of March 31, 2026, represents 8.0% of total assets, compared to $190.8 million and 7.9% of total assets as of December 31, 2025. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of March 31, 2026 and December 31, 2025. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7.0 million which expires June 30, 2026. There were no borrowings under this line as of March 31, 2026 and December 31, 2025.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10.0 million. There were no borrowings under this line as of March 31, 2026 and December 31, 2025.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was estimated to be $682.8 million as of March 31, 2026, of which $88.4 million was outstanding in the form of borrowings as of March 31, 2026. As of December 31, 2025, the maximum borrowing capacity was $677.6 million, of which $74.1 million of borrowings was outstanding as of December 31, 2025. Additionally, as of March 31, 2026, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $178.1 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2025, there was $155.5 million outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 42. Fully taxable equivalent interest income and net interest income is also reflected in the table on page 43. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended March 31,
dollars in thousands)	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Fed funds sold	$933	$11	4.78%	$—	$—	—%
Interest-bearing deposits with banks	72,896	389	2.16	20,802	226	4.41
Securities available for sale:
Taxable	415,567	3,859	3.77	408,427	3,623	3.60
Tax-exempt (1)	44,634	318	2.89	44,242	312	2.86
Total securities available for sale (1)	460,201	4,177	3.68	452,669	3,935	3.53
Loans receivable (1) (4) (5)	2,195,033	33,999	6.28	1,743,572	26,120	6.08
Total interest-earning assets	2,729,063	38,576	5.73	2,217,043	30,281	5.54
Non-interest earning assets:
Cash and due from banks	30,663			28,705
Allowance for credit losses	(23,391)			(20,154)
Other assets	131,739			93,131
Total non-interest earning assets	139,011			101,682
Total Assets	$2,868,074			$2,318,725
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$723,966	$3,462	1.94	$546,884	$2,801	2.08
Savings	218,829	137	0.25	211,905	142	0.27
Time	1,040,656	9,188	3.58	793,803	7,805	3.99
Total interest-bearing deposits	1,983,451	12,787	2.61	1,552,592	10,748	2.81
Short-term borrowings	6,358	60	3.83	44,297	458	4.19
Other borrowings	95,152	982	4.19	93,549	1,021	4.43
Total interest-bearing liabilities	2,084,961	13,829	2.69	1,690,438	12,227	2.93
Non-interest bearing liabilities:
Demand deposits	458,126			380,544
Other liabilities	35,188			29,549
Total non-interest bearing liabilities	493,314			410,093
Stockholders' equity	289,799			218,194
Total Liabilities and Stockholders' Equity	$2,868,074			$2,318,725
Net interest income/spread (tax equivalent basis)		24,747	3.04%		18,054	2.61%
Tax-equivalent basis adjustment		(193)			(197)
Net interest income		$24,554			$17,857
Net interest margin (tax equivalent basis)			3.68%			3.30%

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

	Increase/(Decrease)
	Three months ended March 31, 2026 Compared to
	Three months ended March 31, 2025
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Fed funds sold	$11	$—	$11
Interest-bearing deposits with banks	395	(233)	162
Securities available for sale:
Taxable	65	171	236
Tax-exempt securities	3	3	6
Total securities	68	174	242
Loans receivable	6,796	1,084	7,880
Total interest-earning assets	6,875	1,258	8,295
Interest-bearing liabilities:
Interest-bearing demand and money market	893	(232)	661
Savings	4	(10)	(6)
Time	2,347	(964)	1,383
Total interest-bearing deposits	3,244	(1,206)	2,038
Short-term borrowings	(391)	(7)	(398)
Other borrowings	17	(55)	(38)
Total interest-bearing liabilities	2,870	(1,268)	1,602
Net interest income (tax-equivalent basis)	$4,005	$2,526	$6,693

Comparison of Operating Results for the Three Months Ended March 31, 2026 to March 31, 2025

General

For the three months ended March 31, 2026, net income totaled $3.7 million compared to net income of $5.8 million for the three months ended March 31, 2025. The decrease in net income for the three months ended March 31, 2026, was due primarily to a $4.9 million increase in merger-related expenses, a $2.1 million increase in salaries and employee benefits, a $602,000 increase in provision for credit losses, and a net increase of $1.9 million in all other expenses, offset, in part by an increase of $6.7 million in net interest income. Earnings for the three-months ended March 31, 2026 were $0.35 per basic and fully diluted share, compared to $0.63 per basic and fully diluted share for the three months ended March 31, 2025. The resulting annualized return on average assets and annualized return on average equity for the three months ended March 31, 2026 were 0.53% and 5.22%, respectively, compared to 1.01% and 10.73%, respectively, for the same period in 2025.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
March 31, 2026 to March 31, 2025
Net income three months ended March 31, 2025	$5,773
Change due to:
Net interest income	6,697
Provision for credit losses	(602)
Net gains on sales of securities and loans	29
Service charges and fees	242
Earnings and proceeds on bank-owned life insurance	28
Other income	65
Salaries and employee benefits	(2,077)
Occupancy, furniture and equipment	(347)
Data processing related	(350)
Professional fees	(167)
Merger related	(4,941)
All other expenses	(1,044)
Income tax expense	424
Net income three months ended March 31, 2026	$3,730

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended March 31, 2026 totaled $24.7 million which was $6.7 million higher than the comparable period in 2025. The increase in net interest income was due primarily to an $8.3 million increase in total interest income, offset by a $1.6 million increase in total interest expense. The (fte) net interest spread and net interest margin were 3.04% and 3.68%, respectively, for the three months ended March 31, 2026 compared to 2.61% and 3.30%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 40.

For the three-months ended March 31, 2026, interest income (fte) totaled $38.6 million, with a yield on average earning assets of 5.73% compared to $30.3 million and 5.54% for the three months ended March 31, 2025. Average loans increased $451.5 million during the three-months ended March 31, 2026, over the comparable period of 2025, while average securities increased $7.5 million compared to the three-months ended March 31, 2025. Average earning assets totaled $2.729 billion for the three months ended March 31, 2026, an increase of $512.0 million, over average earning assets for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 40.

Interest expense for the three months ended March 31, 2026 totaled $13.8 million, at an average cost of 2.69%, compared to $12.2 million, at an average cost of 2.93% for the same period in 2025. Average interest-bearing deposits increased $2.0 million during the three-months ended March 31, 2026, over the comparable period in 2025, while average borrowings decreased $437,000 compared to the three-months ended March 31, 2026. During the three months ended March 31, 2026, the average cost of time deposits, which is the most significant component of funding costs, decreased 41 basis points compared to the same three-month period of last year. The average cost of interest-bearing demand and money market decreased 14 basis points during the three months ended March 31, 2026, while savings deposit costs decreased two basis points. Average short-term borrowing costs decreased 36 basis points, while average other borrowings cost decreased 24 basis points, compared to the same three-month period of 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $1.5 million during the three months ended March 31, 2026, compared to $857,000 for the three months ended March 31, 2025. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss methodology analysis. The Company recorded a net charge-off of $501,000 for the quarter ended March 31, 2026, compared to a net charge-off of $324,000 for the similar period in 2025. At March 31, 2026, the allowance for credit losses related to loans receivable was 1.09% of loans receivable, compared to 1.15% at March 31, 2025. Additionally, at March 31, 2026, the allowance for credit losses related to loans receivable represented 236% of non-performing loans, compared to 257% at March 31, 2025.

Other Income

Other income totaled $2.7 million for the three months ended March 31, 2026, compared to $2.4 million for the same period in 2025. The increase was due primarily to an increase in service charges and fees of $242,000. All other categories of other income increased $122,000, net, during the three months ended March 31, 2026.

Other Expense

Other expense for the three months ended March 31, 2026 totaled $21.0 million, an increase of $8.9 million compared to the same period of 2025, due primarily to a $4.9 million increase in merger-related expenses and a $2.1 million increase in salaries and employee benefits. All other categories of other expense increased $1.9 million during the three months ended March 31, 2026 as compared to the year earlier quarter.

Income Tax Expense

Income tax expense totaled $1.1 million for an effective tax rate of 22.6% for the three months ended March 31, 2026 compared to $1.5 million for an effective tax rate of 20.8% for the three months ended March 31, 2025.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the three months ended March 31, 2026, the U.S. Treasury yield curve has steepened slightly. During the three months ended March 31, 2026, the yield on U.S. Treasury 5-year notes increased 19 basis points from 3.73% to 3.92%, while the yield on 3-month Treasury bills increased 3 basis points from 3.67% to 3.70%. The 3-month/5-year Treasury spread increased from a positive 7 basis point at December 31, 2025 to a positive 22 basis points at March 31, 2026. A continued steepening in the yield curve may positively affect net interest income as shorter term deposits reprice at lower rates while longer term assets reprice at higher rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further changes in short-term rates.

The following reflects our net interest income sensitivity analysis at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(2,192)	-2.0%	1,058	0.9%
+200	(1,273)	-1.1%	1,153	0.9%
+100	(503)	-0.4%	867	7.0%
Static	-	0.0%	-	0.0%
-100	124	1.0%	(2,667)	-2.2%
-200	(1,269)	-1.1%	(9,008)	-7.4%

	December 31, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,467)	-6.9%	(194)	-0.2%
+200	(4,159)	-4.4%	319	0.3%
+100	(1,993)	-2.0%	448	0.4%
Static	-	0.0%	-	0.0%
-100	1,415	1.5%	(1,987)	-2.0%
-200	1,125	1.2%	(7,003)	-6.9%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 1.1% in year 1 and increase net interest income by 0.9% in year 2. Our balance sheet sensitivity to such a move in interest rates at March 31, 2026 decreased as compared to December 31, 2025 (which was a decrease of 3.3% in net interest income over a twelve-month period). This decrease in sensitivity is the result in a decrease in the cost of deposits over the three-month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio declined to 4.5 Years at March 31, 2026 from 4.6 at December 31, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system is based upon assumptions and can provide only reasonable, not absolute, assurance that its objective will be met. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. No evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company have been detected.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended March 31, 2026.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
January 1 – 31, 2026	-	$-	-	244,234
February 1 – 28, 2026	-	-	-	244,234
March 1 – 31, 2026	-	-	-	244,234
Total	-	$-	-	244,234

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended March 31, 2026.

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

NORWOOD FINANCIAL CORP

Date: May 8, 2026	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)