Form 10-Q
period 2026-06-30
NORWOOD FINANCIAL CORP
filed 2026-08-07
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2026
Common stock, par value $0.10 per share	10,902,074

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$30,902	$32,118
Interest-bearing deposits with banks	29,387	12,318
Cash and cash equivalents	60,289	44,436
Securities available for sale, at fair value (net of allowance for credit losses of $0)	438,967	408,782
Loans receivable (net of allowance for credit losses of $25,632 and $19,882)	2,237,181	1,833,540
Regulatory stock, at cost	6,399	6,623
Bank premises and equipment, net	25,262	22,971
Bank owned life insurance	55,404	46,089
Accrued interest receivable	10,568	9,250
Foreclosed real estate owned	771	771
Deferred tax assets, net	19,979	14,654
Goodwill	36,375	29,266
Other intangibles	3,153	98
Other assets	13,566	8,362
TOTAL ASSETS	$2,907,914	$2,424,842
LIABILITIES
Deposits:
Non-interest bearing demand	$500,383	$419,597
Interest-bearing	2,013,914	1,659,048
Total deposits	2,514,297	2,078,645
Short-term borrowings	—	14,714
Other borrowings	65,513	59,419
Accrued interest payable	8,977	12,138
Other liabilities	29,487	17,769
TOTAL LIABILITIES	2,618,274	2,182,685
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2026: 11,183,140 shares, 2025: 9,516,503 shares	1,118	952
Surplus	174,337	127,426
Retained earnings	146,685	141,130
Treasury stock at cost: 2026: 290,841 shares; 2025: 222,645 shares	(7,957)	(6,008)
Accumulated other comprehensive loss	(24,543)	(21,343)
TOTAL STOCKHOLDERS’ EQUITY	289,640	242,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,907,914	$2,424,842

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans receivable, including fees	$35,585	$27,115	$69,458	$53,103
Securities	4,495	3,871	8,605	7,742
Interest bearing deposits with other banks	377	220	777	446
Total interest income	40,457	31,206	78,840	61,291
INTEREST EXPENSE
Deposits	12,899	10,869	25,686	21,617
Short-term borrowings	32	211	92	669
Other borrowings	687	1,061	1,669	2,082
Total interest expense	13,618	12,141	27,447	24,368
NET INTEREST INCOME	26,839	19,065	51,393	36,923
PROVISION FOR CREDIT LOSSES
Provision for credit losses	1,851	841	3,356	1,764
Provision for off balance sheet commitments	93	109	47	43
Total provision for credit losses	1,944	950	3,403	1,807
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	24,895	18,115	47,990	35,116
OTHER INCOME
Service charges and fees	1,666	1,514	3,421	3,027
Income from fiduciary activities	248	226	486	551
Gains on sales of loans, net	54	65	131	112
Earnings and proceeds on bank owned life insurance	326	266	640	552
Other	232	177	564	357
Total other income	2,526	2,248	5,242	4,599
OTHER EXPENSES
Salaries and employee benefits	8,674	6,605	17,223	13,077
Occupancy, furniture & equipment, net	1,569	1,349	3,294	2,727
Data processing and related operations	1,576	1,189	3,010	2,274
Taxes, other than income	174	192	376	385
Professional fees	596	623	1,422	1,282
Federal Deposit Insurance Corporation insurance	428	355	935	761
Foreclosed real estate	31	137	67	141
Amortization of intangibles	165	15	331	30
Merger-related expenses	53	—	4,994	—
Other	2,526	2,066	5,131	3,918
Total other expenses	15,792	12,531	36,783	24,595
INCOME BEFORE INCOME TAXES	11,629	7,832	16,449	15,120
INCOME TAX EXPENSE	2,301	1,627	3,391	3,142
NET INCOME	$9,328	$6,205	$13,058	$11,978
BASIC EARNINGS PER SHARE	$0.86	$0.67	$1.21	$1.30
DILUTED EARNINGS PER SHARE	$0.86	$0.67	$1.21	$1.30

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	June 30,
	2026	2025
Net income	$9,328	$6,205
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(522)	1,492
Tax effect	110	(313)
Other comprehensive (loss) income	(412)	1,179
Comprehensive Income	$8,916	$7,384

	Six Months Ended
	June 30,
	2026	2025
Net income	$13,058	$11,978
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(4,051)	7,108
Tax effect	851	(1,492)
Other comprehensive (loss) income	(3,200)	5,616
Comprehensive Income	$9,858	$17,594

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Six Months Ended June 30, 2026 and 2025

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2025	9,516,503	$952	$127,426	$141,130	222,645	$(6,008)	$(21,343)	$242,157
Net income	-	-	-	13,058	-	-	-	13,058
Other comprehensive loss	-	-	-	-	-	-	(3,200)	(3,200)
PB Bankshares, Inc Acquisition	1,662,935	166	46,396	-	81,201	(2,296)	-	44,266
Cash dividends declared ($0.64 per share)	-	-	-	(7,503)	-	-	-	(7,503)
Acquisition of treasury stock	-	-	-	-	16	(1)	-	(1)
Compensation expense related to restricted stock	-	-	271	-	-	-	-	271
Director retainer stock	3,702	-	110	-	-	-	-	110
Stock options exercised	-	-	(14)	-	(13,021)	348	-	334
Compensation expense related to stock options	-	-	148	-	-	-	-	148
Balance, June 30, 2026	11,183,140	$1,118	$174,337	$146,685	290,841	$(7,957)	$(24,543)	$289,640

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	11,978	-	-	-	11,978
Other comprehensive income	-	-	-	-	-	-	5,616	5,616
Cash dividends declared ($0.62 per share)	-	-	-	(5,742)	-	-	-	(5,742)
Acquisition of treasury stock	-	-	-	-	15,822	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	295	-	-	(62)	-	233
Director retainer stock	2,217	-	57	-	-	-	-	57
Compensation expense related to stock options	-	-	124	-	-	-	-	124
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended June 30, 2026 and 2025

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, March 31, 2026	11,181,491	$1,118	$174,078	$140,843	291,325	$(7,970)	$(24,131)	$283,938
Net income	-	-	-	9,328	-	-	-	9,328
Other comprehensive loss	-	-	-	-	-	-	(412)	(412)
Cash dividends declared ($0.32 per share)	-	-	-	(3,486)	-	-	-	(3,486)
Acquisition of treasury stock	-	-	-	-	16	(1)	-	(1)
Compensation expense related to restricted stock	-	-	135	-	-	-	-	135
Director retainer stock	1,649	-	50	-	-	-	-	50
Stock options exercised	-	-	-	-	(500)	14	-	14
Compensation expense related to stock options	-	-	74	-	-	-	-	74
Balance, June 30, 2026	11,183,140	$1,118	$174,337	$146,685	290,841	$(7,957)	$(24,543)	$289,640

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, March 31, 2025	9,489,398	$949	$126,785	$127,865	229,979	$(6,208)	$(28,684)	$220,707
Net income	-	-	-	6,205	-	-	-	6,205
Other comprehensive income	-	-	-	-	-	-	1,179	1,179
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Acquisition of treasury stock	-	-	-	-	4	-	-	-
Compensation expense related to restricted stock	-	-	116	-	-	-	-	116
Director retainer stock	1,107	-	27		-	-		27
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,058	$11,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,403	1,807
Depreciation	872	658
Amortization of intangible assets	331	30
Deferred income taxes	(1,211)	(1,489)
Net accretion of securities premiums and discounts	(600)	(319)
Earnings and proceeds on life insurance policies	(640)	(552)
Loss on sales and write-downs of fixed assets and foreclosed real estate owned, net	71	—
Net amortization of loan fees	336	388
Net gain on sale of loans	(131)	(112)
Mortgage loans originated for sale	(5,263)	(5,584)
Proceeds from sale of loans originated for sale	5,394	5,696
Compensation expense related to stock options	148	124
Compensation expense related to restricted stock	271	233
Increase (decrease) in accrued interest receivable	162	(176)
Decrease in accrued interest payable	(4,442)	(1,640)
Other, net	3,144	4,811
Net cash provided by operating activities	14,903	15,853
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	35,188	30,223
Purchases	(50,097)	(27,410)
Purchase of regulatory stock	(4,183)	(10,946)
Redemption of regulatory stock	6,450	16,774
Net increase in loans	(64,737)	(71,844)
Proceeds from bank-owned life insurance	—	1,101
Purchase of premises and equipment	(953)	(2,609)
Acquisition, net of cash and cash equivalents acquired	57,020	—
Net cash used in investing activities	(21,312)	(64,711)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	79,056	138,671
Net decrease in short-term borrowings	(14,714)	(86,569)
Repayments of other borrowings	(35,743)	(56,443)
Proceeds from other borrowings	155	40,000
Stock options exercised	334	—
Purchase of treasury stock	(1)	(349)
Proceeds from capital issuance	166	—
Cash dividends paid	(6,991)	(5,746)
Net cash provided by financing activities	22,262	29,564
Increase (decrease) in cash and cash equivalents	15,853	(19,294)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,436	72,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,289	$53,045

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Six Months Ended June 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$30,608	$26,008
Income taxes paid, net of refunds	$1,175	$196
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$1,400	$1,238
Dividends payable	$3,486	$2,871

Right of use for operating leases	$1,596	$—
Lease liability for operating leases	$1,596	$—

Merger with PB Bankshares

Fair Value of assets acquired in business combination, excluding cash (1)	$415,124
Goodwill recorded (1)	$7,108
Fair Value of liabilities assumed in business combination (1)	$407,217
Fair Value of shares issued in business combination (1)	$44,266

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and six-month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month and six-month periods ended June 30:

	Three months ended
	June 30,
(dollars in thousands)
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$140	$117
ATM fees	45	61
Overdraft fees	456	385
Safe deposit box rental	16	21
Loan related service fees	205	133
Debit card fees	677	555
Fiduciary activities	248	226
Commissions on mutual funds and annuities	83	194
Other income	232	177
Noninterest Income (in-scope of Topic 606)	2,102	1,869
Out-of-scope of Topic 606:
Loan servicing fees	44	48
Gains on sales of loans	54	65
Earnings on and proceeds from bank-owned life insurance	326	266
Noninterest Income (out-of-scope of Topic 606)	424	379
Total Noninterest Income	$2,526	$2,248

	Six months ended
	June 30,
(dollars in thousands)
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$294	$227
ATM fees	82	155
Overdraft fees	877	748
Safe deposit box rental	54	46
Loan related service fees	358	281
Debit card fees	1,381	1,143
Fiduciary activities	486	551
Commissions on mutual funds and annuities	282	340
Other income	564	357
Noninterest Income (in-scope of Topic 606)	4,378	3,848
Out-of-scope of Topic 606:
Loan servicing fees	93	87
Gains on sales of loans	131	112
Earnings on and proceeds from bank-owned life insurance	640	552
Noninterest Income (out-of-scope of Topic 606)	864	751
Total Noninterest Income	$5,242	$4,599

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average shares outstanding	10,891	9,260	10,859	9,264
Less: Unvested restricted shares	(57)	(52)	(57)	(52)
Basic EPS weighted average shares outstanding	10,834	9,208	10,802	9,212
Basic EPS weighted average shares outstanding	10,834	9,208	10,802	9,212
Add: Dilutive effect of stock options and restricted shares	15	2	15	2
Diluted EPS weighted average shares outstanding	10,849	9,210	10,817	9,214

For the three and six month periods ended June 30, 2026, there were 76,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $32.15 per share as of June 30, 2026.

 For the three and six month periods ended June 30, 2025, there were 189,350 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.78 per share as of June 30, 2025.

4.           Stock-Based Compensation

During the six-month period ended June 30, 2026, no stock options were granted. As of June 30, 2026, there was $147,420 of total unrecognized compensation cost related to non-vested stock options granted in 2025 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2026. Compensation costs related to stock options amounted to $148,000 and $124,000 during the six-month periods ended June 30, 2026 and 2025, respectively.

A summary of the Company’s stock option activity for the six-month period ended June 30, 2026 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2026	234,871	$29.98	6.37	Yrs.	$134
Granted	—	—	—
Exercised	(13,021)	25.69	4.96
Forfeited	(9,500)	32.31	4.98
Outstanding at June 30, 2026	212,350	$30.10	6.01	Yrs.	$476
Exercisable at June 30, 2026	173,350	$30.25	5.24	Yrs.	$385

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $32.15 per share as of June 30, 2026 and $28.05 per share as of December 31, 2025.

A summary of the Company’s restricted stock activity for the six-month periods ended June 30, 2026 and 2025 is as follows:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	58,127	$29.12	54,484	$28.55
Granted	—	—	1,220	26.44
Vested	(501)	25.39	(1,400)	25.59
Forfeited	—	—	(2,147)	28.99
Non-vested, June 30,	57,626	$29.15	52,157	$28.56

The expected future compensation expense relating to the 57,626 shares of non-vested restricted stock outstanding as of June 30, 2026 is $1,419,000. This cost will be recognized over the remaining vesting period of 4.50 years. Compensation costs related to restricted stock amounted to $271,000 and $233,000 during the six-month periods ended June 30, 2026 and 2025, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three and six months ended June 30, 2026 and 2025:

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2025	$(21,343)
Other comprehensive loss before reclassification	(3,200)
Total other comprehensive loss	(3,200)
Balance as of June 30, 2026	$(24,543)

Unrealized gains on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	5,616
Total other comprehensive income	5,616
Balance as of June 30, 2025	$(27,505)

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of March 31, 2026	$(24,131)
Other comprehensive loss before reclassification	(412)
Total other comprehensive loss	(412)
Balance as of June 30, 2026	$(24,543)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of March 31, 2025	$(28,684)
Other comprehensive income before reclassification	1,179
Total other comprehensive income	1,179
Balance as of June 30, 2025	$(27,505)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and 2025.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	June 30,
	2026	2025
Commitments to grant loans	$105,930	$98,378
Unfunded commitments under lines of credit	188,574	158,382
Standby letters of credit	14,748	5,745
	$309,252	$262,505

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

The allowance for credit loss on off-balance sheet commitments were $429,000 and $267,000, respectively, at June 30, 2026 and December 31, 2025.

7.Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	June 30, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$18,902	$1	$(197)	$-	$18,706
U.S. Government agencies	8,000	5	(361)	-	7,644
States and political subdivisions	106,494	-	(14,736)	-	91,758
Corporate obligations	18,715	275	(51)	-	18,939
Mortgage-backed securities-
government sponsored entities	318,617	959	(17,656)	-	301,920
Total debt securities	$470,728	$1,240	$(33,001)	$-	$438,967

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$20,834	$32	$(9)	$-	$20,857
U.S. Government agencies	8,000	26	(351)	-	7,675
States and political subdivisions	107,164	1	(14,665)	-	92,500
Corporate obligations	13,545	96	(90)		13,551
Mortgage-backed securities-
government sponsored entities	286,950	2,820	(15,571)	-	274,199
Total debt securities	$436,493	$2,975	$(30,686)	$-	$408,782

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$16,704	$(197)	$-	$-	$16,704	$(197)
U.S. Government agencies	-	-	4,639	(361)	4,639	(361)
States and political subdivisions	2,601	(31)	87,482	(14,705)	90,083	(14,736)
Corporate obligations	4,656	(51)	-	-	4,656	(51)
Mortgage-backed securities-government sponsored entities	108,280	(1,699)	88,270	(15,957)	196,550	(17,656)
	$132,241	$(1,978)	$180,391	$(31,023)	$312,632	$(33,001)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,837	$(9)	$-	$-	$14,837	$(9)
U.S. Government agencies	-	-	4,649	(351)	4,649	(351)
States and political subdivisions	-	-	89,462	(14,665)	89,462	(14,665)
Corporate obligations	5,556	(90)	-	-	5,556	(90)
Mortgage-backed securities-government sponsored entities	11,979	(62)	103,744	(15,509)	115,723	(15,571)
	$32,372	$(161)	$197,855	$(30,525)	$230,227	$(30,686)

At June 30, 2026, the Company had 72 debt securities in an unrealized loss position in the less than twelve months category and 173 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2026 and 2025. The Company does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of June 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$5,385	$5,384
Due after one year through five years	23,751	23,247
Due after five years through ten years	81,871	72,609
Due after ten years	41,104	35,807
	152,111	137,047
Mortgage-backed securities-government sponsored entities	318,617	301,920
	$470,728	$438,967

There were no sales of securities available for sale for the three and six months ended June 30, 2026 and 2025.

Securities with a carrying value of $277,707,000 and $264,698,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	June 30, 2026		December 31, 2025
Real Estate Loans:
Residential	$411,253	18.2%	$352,342	19.0%
Commercial	1,023,616	45.2	750,249	40.5
Agricultural	65,783	2.9	59,202	3.2
Construction	130,491	5.8	85,393	4.6
Commercial loans	237,544	10.5	229,849	12.4
Other agricultural loans	22,334	1.0	26,430	1.4
Consumer loans to individuals	372,585	16.4	350,410	18.9
Total loans	2,263,606	100.0%	1,853,875	100.0%
Deferred fees, net	(793)		(453)
Total loans receivable	2,262,813		1,853,422
Allowance for credit losses	(25,632)		(19,882)
Net loans receivable	$2,237,181		$1,833,540

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025, foreclosed real estate owned totaled $771,000 and $771,000, respectively. During the six months ended June 30, 2026, there were no additions to the foreclosed real estate category. As of June 30, 2026, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $120,000.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of June 30, 2026 and December 31, 2025 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
June 30, 2026
Real Estate loans
Residential	$408,206	$652	$986	$-	$1,409	$3,047	$411,253
Commercial	1,000,600	346	25	-	22,645	23,016	1,023,616
Agricultural	64,253	-	-	-	1,530	1,530	65,783
Construction	130,467	-	-	-	24	24	130,491
Commercial loans	236,567	834	21	-	122	977	237,544
Other agricultural loans	22,146	-	-	-	188	188	22,334
Consumer loans	369,962	907	278	-	1,438	2,623	372,585
Total	$2,232,201	$2,739	$1,310	$-	$27,356	$31,405	$2,263,606

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2025
Real Estate loans
Residential	$350,711	$438	$274	$-	$919	$1,631	$352,342
Commercial	740,901	4,850	434	-	4,064	9,348	750,249
Agricultural	59,073	-	83	46	-	129	59,202
Construction	85,359	-	-	-	34	34	85,393
Commercial loans	228,074	1,618	33	56	68	1,775	229,849
Other agricultural loans	25,589	772	69	-	-	841	26,430
Consumer loans	348,115	862	281	21	1,131	2,295	350,410
Total	$1,837,822	$8,540	$1,174	$123	$6,216	$16,053	$1,853,875

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2025	$2,271	$7,534	$395	$1,471	$3,011	$282	$4,918	$19,882
Acquisition adjustment	124	3,425	62	188	457	16	(9)	4,263
Charge offs	-	(740)	-	-	(25)	-	(1,263)	(2,028)
Recoveries	24	16	-	-	54	-	65	159
(Release of) Provision for credit losses	693	803	87	581	92	(74)	1,174	3,356
Ending balance, June 30, 2026	$3,112	$11,038	$544	$2,240	$3,589	$224	$4,885	$25,632

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2026	$3,080	$9,869	$593	$1,721	$3,695	$344	$5,048	$24,350
Acquisition adjustment	-	799	-	-	-	-	-	799
Charge offs	-	(740)	-	-	(1)	-	(670)	(1,411)
Recoveries	-	7	-	-	5	-	31	43
(Release of) Provision for credit losses	32	1,103	(49)	519	(110)	(120)	476	1,851
Ending balance, June 30, 2026	$3,112	$11,038	$544	$2,240	$3,589	$224	$4,885	$25,632

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge offs	-	(49)	-	-	-	(48)	(783)	(880)
Recoveries	-	-	-	-	96	-	85	181
(Release of) Provision for credit losses	(135)	(318)	(9)	279	105	50	1,792	1,764
Ending balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, March 31, 2025	$1,015	$10,585	$81	$985	$1,972	$169	$5,635	$20,442
Charge offs	-	-	-	-	-	(10)	(454)	(464)
Recoveries	-	-	-	-	42	-	47	89
(Release of) Provision for credit losses	(4)	454	(42)	178	(81)	5	331	841
Ending balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908

During the six months ended June 30, 2026, the Company recorded a provision for credit losses related to loans totaling $3,356,000. The increase in provision was due primarily to an increase in the consumer portfolio provision of $1,174,000, an increase in the commercial real estate portfolio provision of $803,000, an increase in the residential real estate portfolio provision of $693,000, and an increase of $686,000 in all other portfolios, net. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, charge-offs and recoveries, and variances in Qualitative Factors and Economic Factors. In addition, the Company recorded a one-time adjustment of $4,263,000 as a result of the PB Bankshares acquisition.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
June 30, 2026
Real Estate loans
Residential	$1,409	$-	$1,409	$-	$1,409
Commercial	22,626	19	22,645	-	22,645
Agricultural	1,530	-	1,530	-	1,530
Construction	24	-	24	-	24
Commercial loans	122	-	122	-	122
Other agricultural loans	188	-	188	-	188
Consumer loans	294	1,144	1,438	-	1,438
Total	$26,193	$1,163	$27,356	$-	$27,356

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2025
Real Estate loans
Residential	$919	$-	$919	$-	$919
Commercial	4,045	19	4,064	-	4,064
Agricultural	-	-	-	46	46
Construction	34	-	34	-	34
Commercial loans	68	-	68	56	124
Other agricultural loans	-	-	-	-	-
Consumer loans	323	808	1,131	21	1,152
Total	$5,389	$827	$6,216	$123	$6,339

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$65,181	$167,028	$119,733	$109,426	$143,602	$359,253	$26,279	$-	$990,502
Special Mention	-	49	-	628	167	4,837	174	-	5,855
Substandard	500	-	5,316	-	11,719	9,724	-	-	27,259
Doubtful	-	-	-	-	-	-	-	-	-
Total	$65,681	$167,077	$125,049	$110,054	$155,488	$373,814	$26,453	$-	$1,023,616

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$740	$-	$-	$740

Real Estate - Agriculture
Risk Rating
Pass	$1,579	$3,175	$3,878	$3,241	$7,985	$31,935	$736	$-	$52,529
Special Mention	1,150	151	615	-	2,520	2,066	1,000	-	7,502
Substandard	3,530	-	661	-	-	1,544	17	-	5,752
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,259	$3,326	$5,154	$3,241	$10,505	$35,545	$1,753	$-	$65,783

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$7,062	$49,283	$35,481	$20,130	$25,250	$30,579	$65,002	$-	$232,787
Special Mention	-	20	231	564	348	270	250	-	1,683
Substandard	-	-	-	553	281	1,166	1,074	-	3,074
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,062	$49,303	$35,712	$21,247	$25,879	$32,015	$66,326	$-	$237,544

Commercial loans
Current period gross charge-offs	$-	$-	$6	$19	$-	$-	$-	$-	$25

Other agricultural loans
Risk Rating
Pass	$748	$2,399	$1,945	$961	$1,502	$3,179	$6,692	$-	$17,426
Special Mention	-	137	387	-	492	66	-	-	1,082
Substandard	2,131	-	195	-	-	-	1,500	-	3,826

Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,879	$2,536	$2,527	$961	$1,994	$3,245	$8,192	$-	$22,334

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$74,570	$221,885	$161,037	$133,758	$178,339	$424,946	$98,709	$-	$1,293,244
Special Mention	1,150	357	1,233	1,192	3,527	7,239	1,424	-	16,122
Substandard	6,161	-	6,172	553	12,000	12,434	2,591	-	39,911
Doubtful	-	-	-	-	-	-	-	-	-
Total	$81,881	$222,242	$168,442	$135,503	$193,866	$444,619	$102,724	$-	$1,349,277

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$114,399	$98,460	$67,351	$114,785	$84,564	$231,547	$20,653	$-	$731,759
Special Mention	50	-	630	204	2,493	4,335	198	-	7,910
Substandard	-	135	-	-	2,413	7,632	400	-	10,580
Doubtful	-	-	-	-	-	-	-	-	-
Total	$114,449	$98,595	$67,981	$114,989	$89,470	$243,514	$21,251	$-	$750,249

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Real Estate - Agriculture
Risk Rating
Pass	$3,016	$4,027	$3,287	$10,789	$3,536	$30,851	$361	$-	$55,867
Special Mention	152	1,479	-	-	-	1,684	-	-	3,315
Substandard	-	-	-	-	-	-	20	-	20
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,168	$5,506	$3,287	$10,789	$3,536	$32,535	$381	$-	$59,202

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$58,956	$40,670	$23,869	$24,385	$13,051	$18,356	$46,495	$-	$225,782
Special Mention	35	-	578	22	109	259	88	-	1,091
Substandard	-	6	309	317	550	794	1,000	-	2,976
Doubtful	-	-	-	-	-	-	-	-	-
Total	$58,991	$40,676	$24,756	$24,724	$13,710	$19,409	$47,583	$-	$229,849

Commercial loans
Current period gross charge-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

Other agricultural loans
Risk Rating
Pass	$3,291	$2,706	$1,320	$2,330	$1,995	$3,423	$7,453	$-	$22,518
Special Mention	-	367	-	-	-	1,281	789	-	2,437
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,291	$3,073	$1,320	$2,330	$1,995	$4,704	$9,717	$-	$26,430

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$48	$-	$-	$48

Total
Risk Rating
Pass	$179,662	$145,863	$95,827	$152,289	$103,146	$284,177	$74,962	$-	$1,035,926
Special Mention	237	1,846	1,208	226	2,602	7,559	1,075	-	14,753
Substandard	-	141	309	317	2,963	8,426	2,895	-	15,051
Doubtful	-	-	-	-	-	-	-	-	-
Total	$179,899	$147,850	$97,344	$152,832	$108,711	$300,162	$78,932	$-	$1,065,730

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$15,345	$33,090	$41,691	$39,076	$57,170	$175,672	$47,800	$-	$409,844
Nonperforming	-	-	-	125	290	937	57	-	1,409
Total	$15,345	$33,090	$41,691	$39,201	$57,460	$176,609	$47,857	$-	$411,253

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$40,947	$44,380	$22,873	$18,008	$718	$324	$3,217	$-	$130,467
Nonperforming	-	-	-	-	24	-	-	-	24
Total	$40,947	$44,380	$22,873	$18,008	$742	$324	$3,217	$-	$130,491

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$85,273	$118,221	$77,848	$48,048	$24,845	$15,455	$1,457	$-	$371,147
Nonperforming	-	213	376	324	372	153	-	-	1,438
Total	$85,273	$118,434	$78,224	$48,372	$25,217	$15,608	$1,457	$-	$372,585

Consumer loans to individuals
Current period gross charge-offs	$125	$143	$384	$253	$271	$87	$-	$-	$1,263

Total
Payment Performance
Performing	$141,565	$195,691	$142,412	$105,132	$82,733	$191,451	$52,474	$-	$911,458
Nonperforming	-	213	376	449	686	1,090	57	-	2,871
Total	$141,565	$195,904	$142,788	$105,581	$83,419	$192,541	$52,531	$-	$914,329

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$28,385	$41,869	$38,305	$54,474	$47,475	$105,711	$35,204	$-	$351,423
Nonperforming	-	-	125	147	170	420	57	-	919
Total	$28,385	$41,869	$38,430	$54,621	$47,645	$106,131	$35,261	$-	$352,342

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Construction
Payment Performance
Performing	$37,511	$26,381	$17,070	$656	$289	$91	$3,361	$-	$85,359
Nonperforming	-	-	-	34	-	-	-	-	34
Total	$37,511	$26,381	$17,070	$690	$289	$91	$3,361	$-	$85,393

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$137,403	$94,951	$61,651	$33,145	$9,385	$11,363	$1,360	$-	$349,258
Nonperforming	54	285	311	344	61	97	-	-	1,152
Total	$137,457	$95,236	$61,962	$33,489	$9,446	$11,460	$1,360	$-	$350,410

Consumer loans to individuals
Current period gross charge-offs	$26	$458	$685	$419	$151	$94	$-	$-	$1,833

Total
Payment Performance
Performing	$203,299	$163,201	$117,026	$88,275	$57,149	$117,165	$39,925	$-	$786,040
Nonperforming	54	285	436	525	231	517	57	-	2,105
Total	$203,353	$163,486	$117,462	$88,800	$57,380	$117,682	$39,982	$-	$788,145

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the six months ended June 30, 2026, there were modifications made to borrowers experiencing financial difficulty consisting of 14 loan relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at June 30, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$701	0.07%	Deferred principal for 4-8 months
Agricultural real estate loans	565	0.86	Deferred principal for 6 months
Commercial loans	761	0.32	Deferred principal for 7-12 months
Consumer loans to individuals	7	—	Deferred principal for 5 months

Total	$2,034

Term Extension

	Amortized Cost Basis at June 30, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$307	0.03%	Added a weighted-average 5.8 years to the life of loans
Agricultural real estate loans	3,576	5.44	Added a weighted-average 19.8 years to the life of loans
Commercial loans	20	0.01	Added a weighted-average 2.6 years to the life of loans
Other agricultural loans	2,132	9.55	Added a weighted-average 10.0 years to the life of loans

Total	$6,035

Combination -Significant Payment Delay and Term Extension

	Amortized Cost Basis at June 30, 2026	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$534	0.05%	Deferred principal for 14 months and extended term by 14 months
Agricultural real estate loans	615	0.93	Deferred principal for 8-10 months and added a weighted-average 1.0 years to the life of the loans
Commercial loans	499	0.21	Deferred principal for 6 months and extended term by 6 months

Total	$1,648

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

Significant Payment Delay

Agricultural real estate loans	$435
Commercial loans	41
Consumer loans to individuals	7

$483

The following table depicts the performance of loans that have been modified during the period for which a payment default has occurred (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Agricultural real estate loans	$435	$-	$-	$435
Commercial loans	41	-	-	41
Consumer loans to individuals	7	-	-	7

	$483	$-	$-	$483

The Company’s primary business activity as of June 30, 2026 was with customers located in northeastern and southeastern Pennsylvania, and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of June 30, 2026, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $278.4 million of loans outstanding, or 12.3% of total loans outstanding, and hotels/motels with loans outstanding of $191.9 million, or 8.5% of loans outstanding. For the six months ended June 30, 2026, the Company recognized charge offs of $10,000 on commercial rentals and $0 on hotels/motels. The following table presents additional details regarding the Company’s largest loan concentrations by industry as of June 30, 2026 (in thousands):

Account Type	Outstanding as of June 30, 2026	Percent of Loans as of June 30, 2026

Commercial Rentals	$278,416	12.30%
Hotels/Motels	191,850	8.48
Residential Rentals	165,124	7.30
Fuel/Gas Stations	49,776	2.20
Builders/Contractors	46,643	2.06
Resorts	40,404	1.79
Dairy Cattle/Milk Product	39,766	1.76
Camps	29,025	1.28
Government Support	23,238	1.03
Mobile Home Park	19,521	0.86
Wineries	19,521	0.86

Account Type	Outstanding as of December 31, 2025	Percent of Loans as of December 31, 2025

Commercial Rentals	$178,684	9.68%
Hotels/Motels	125,089	6.78
Residential Rentals	116,639	6.32
Fuel/Gas Stations	50,337	2.73
Dairy Cattle/Milk Product	42,777	2.32
Resorts	39,435	2.14
Builders/Contractors	36,650	1.99
Government Support	29,919	1.62
Camps	22,998	1.25
Mobile Home Park	19,967	1.08
Wineries	19,935	1.08

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
June 30, 2026	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$18,706	$18,706	$-	$-
U.S. Government agencies	7,644	-	7,644	-
States and political subdivisions	91,758	-	91,758	-
Corporate obligations	18,939	-	18,939	-
Mortgage-backed securities-government
sponsored entities	301,920	-	301,920	-
Interest rate derivatives	803	-	803	-

LIABILITIES
Interest rate swaps	803	-	803	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$20,857	$20,857	$-	$-
U.S. Government agencies	7,675	-	7,675	-
States and political subdivisions	92,500	-	92,500	-
Corporate obligations	13,551	-	13,551	-
Mortgage-backed securities-government
sponsored entities	274,199	-	274,199	-
Interest rate derivatives	771	-	771	-

LIABILITIES
Interest rate swaps	771	-	771	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
June 30, 2026
Individually analyzed loans held for investment	$29,175	$-	$-	$29,175
Foreclosed Real Estate Owned	771	-	-	771
December 31, 2025
Individually analyzed loans held for investment	$7,923	$-	$-	$7,923
Foreclosed Real Estate Owned	771	-	-	771

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of June 30, 2026, the fair value investment in individually analyzed loans totaled $29,175,000, which included 64 loan relationships with a carrying value of $26,592,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. As of June 30, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $40,000. As of June 30, 2026, the fair value investment in individually analyzed loans included 50 loan relationships with a carrying value of $3,259,000 that required a valuation allowance of $676,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of June 30, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
June 30, 2026
Individually analyzed loans held for investment	$29,175	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-100.0% (9.54%)
Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	19.7% (19.7%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2025
Individually analyzed loans held for investment	$7,923	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-20.0% (7.51%)

Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	11.3% (11.3%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at June 30, 2026 and December 31, 2025. ($ in thousands)

	Fair Value Measurements at June 30, 2026
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$60,289	$60,289	$60,289	$-	$-
Loans receivable, net	2,237,181	2,248,522	-	-	2,248,522
Mortgage servicing rights	240	703	-	-	703
Regulatory stock (1)	6,399	6,399	6,399	-	-
Bank owned life insurance (1)	55,404	55,404	55,404	-	-
Accrued interest receivable (1)	10,568	10,568	10,568	-	-
Financial liabilities:
Deposits	2,514,297	2,509,065	1,456,774	-	1,052,291
Short-term borrowings (1)	-	-	-	-	-
Other borrowings	65,513	65,389	-	-	65,389
Accrued interest payable (1)	8,668	8,668	8,668	-	-

	Fair Value Measurements at December 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$44,436	$44,436	$44,436	$-	$-
Loans receivable, net	1,833,540	1,841,753	-	-	1,841,753
Mortgage servicing rights	238	673	-	-	673
Regulatory stock (1)	6,623	6,623	6,623	-	-
Bank owned life insurance (1)	46,089	46,089	46,089	-	-
Accrued interest receivable (1)	9,250	9,250	9,250	-	-
Financial liabilities:
Deposits	2,078,645	2,076,705	1,213,279	-	863,426
Short-term borrowings (1)	14,714	14,714	14,714	-	-
Other borrowings	59,419	59,635	-	-	59,635
Accrued interest payable (1)	12,138	12,138	12,138	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At June 30, 2026 and December 31, 2025, based upon the swap contract values, the Company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of June 30, 2026 and December 31, 2025 was $803,000 and $771,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	June 30, 2026	December 31, 2025	Interest Rate Paid	Interest Rate Received	June 30, 2026	December 31, 2025
Customer interest rate swap

Maturing November, 2030	$5,165	$5,366	Term SOFR + Margin	Fixed	$491	$471
Maturing December, 2030	3,327	3,474	Term SOFR + Margin	Fixed	312	300

Total	$8,492	$8,840			$803	$771

Third party interest rate swap

Maturing November, 2030	$5,165	$5,366	Fixed	Term SOFR + Margin	$491	$471
Maturing December, 2030	3,327	3,474	Fixed	Term SOFR + Margin	312	300

Total	$8,492	$8,840			$803	$771

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2026
Interest rate derivatives	Other assets	$803	Other liabilities	$803

December 31, 2025
Interest rate derivatives	Other assets	771	Other liabilities	771

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

12.Segment Reporting

ASC Topic 280 – Segment Reporting identifies operating segments as components of an enterprise which are evaluated regularly by the Company’s Chief Operating Decision Maker, our Chief Executive Officer, in deciding how to develop strategy, allocate resources and assess performance.

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

Pursuant to the Merger Agreement, 80% of PB Bankshares’ common stock were converted into Company common stock while the remaining 20% were exchanged for cash. PB Bankshares’ stockholders had the option to elect to receive either 0.7850 shares of Company common stock or $19.75 in cash for each common share of PB Bankshares they own. The election was subject to proration to ensure that, in the aggregate, 80% of the transaction consideration was paid in the form of Company common stock. In accordance with the Merger Agreement, the Presence Bank ESOP was terminated shortly after the closing date and of the transaction (the “ESOP Termination Date”) and the Company paid off the ESOP loan via the return of common stock issued and recorded as treasury shares.

In addition, per the Merger Agreement, each option to acquire shares of PB Common Stock that was outstanding and unexercised became vested and was converted into the right to receive from Norwood Financial a cash payment equal to the product of (i) the number of shares of PB Bankshares Common Stock subject to the PB Bankshares Stock Option, multiplied by (ii) the amount by which the Cash Consideration (the “Option Payment Amount”) exceeds the exercise price of such PB Bankshares Stock Option. To follow is a summary of the purchase price for the merger which totaled $60.0 million.

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

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger, and as a result of the Merger, the Corporation recorded goodwill totaling $7.1 million at January 5, 2026.

(Dollars in Thousands)

Total Purchase Price For Accounting Purposes		$55,994

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$40,979
Federal funds	27,769
Securities, available for sale	18,787
Loans Gross	346,569
Allowance for credit losses	(4,264)
Loans, net of allowance	342,305
Bank owned life insurance	8,676
Premises	1,828
Furniture, fixtures and equipment	554
Accrued interest receivable	1,480
Restricted investment in bank stock	2,009
Deferred tax asset	3,337
Core deposit intangible	3,386
Operating lease right of use asset	1,246
Other asset	3,747
Total identifiable assets acquired at fair value	456,103

Deposits	356,596
Borrowings	41,644
Accrued interest payable	972
Operating lease liability	1,240
Reserve for unfunded commitments	115
Other liabilities	6,650
Total liabilities assumed	407,217
Total identifiable net assets, at fair value		48,886
Goodwill		$7,108

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

Acquired loans are classified into two categories: Purchased Seasoned Loans (PSLs) and Purchased Credit Deteriorated loans (PCDs). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination, and the remaining loans were considered PSLs. Effective January 1, 2025, the Company early adopted ASU 2025-08 (Topic 326) on a prospective basis. In accordance with ASU 2025-08 an allowance for credit loss was determined using the same methodology as other loans held for investment and an initial allowance for credit losses for all acquired loans totaled $4.3 million. There was no provision for credit losses expense recognized because the initial allowance is established by grossing-up the amortized cost of the acquired loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income of the life of the loans.

At the date of the Merger, 91.4 % of the acquired loans from Presence Bank were PSL loans and 8.6% were PCD loans. The following table provides details related to the fair value of PCD loans.

	PCD Accruing	PCD Non-Accruing	Total PCD Loans
	1/5/2026	1/5/2026	1/5/2026
Par Value of acquired PCD Loans	$29,246	$1,415	$30,661
Allowance for credit losses at acquisition	411	-	411
Non-Credit discount (premium) at acquisition	(1,247)	(1,047)	(2,294)
Purchase price PCD Loans	$28,410	$368	$28,778

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

Changes in Financial Condition

General

Total assets as of June 30, 2026, were $2.908 billion compared to $2.425 billion as of December 31, 2025. The increase was due primarily to a $409.4 million increase in outstanding loans receivable, which was primarily a result of the PB Bankshares acquisition.

Other Assets

Other assets as of June 30, 2026, were $13.6 million compared to $8.4 million as of December 31, 2025. The increase was the result of $3.6 million which consisted of two investment securities that were called/matured as of June 30, 2026, and final payment was not received until early in the next quarter.

Securities

The fair value of securities available for sale as of June 30, 2026 was $439.0 million compared to $408.8 million as of December 31, 2025. The increase of $30.2 million was due primarily to the acquired portfolio, as well as investment purchases during 2026.

The Company has securities in an unrealized loss position. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The increase in the unrealized loss is due to the overall increase in interest rates. The Company did not recognize any credit losses on these available for sale debt securities for the six months ended June 30, 2026. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $2.263 billion at June 30, 2026 compared to $1.854 billion as of December 31, 2025, due primarily to the acquired portfolio from Presence Bank. The $409.4 million increase in loans receivable during the six months ended June 30, 2026, was due primarily to a $273.4 million increase in commercial real estate loans, a $58.9 million increase in residential real estate loans, a $45.1 million increase in construction loans, and an increase of $32.4 million in all other portfolios, net.

The allowance for credit losses totaled $25.6 million as of June 30, 2026, and represented 1.13% of total loans outstanding, compared to $19.9 million, or 1.07% of total loans outstanding, at December 31, 2025. The Company had net charge-offs for the six months ended June 30, 2026 of $1,869,000, compared to $699,000 in the corresponding period in 2025. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at June 30, 2026 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of June 30, 2026, non-performing loans totaled $27.4 million, or 1.21%, of total loans compared to $6.3 million, or 0.34%, of total loans at December 31, 2025. At June 30, 2026, non-performing assets totaled $28.1 million, or 0.97%, of total assets, compared to $7.1 million, or 0.29%, of total assets at December 31, 2025. The increase is due primarily to the addition of one large commercial real estate relationship being placed on non-accrual, following the borrower’s filing for chapter 11 bankruptcy in June 2026.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,409	$919
Commercial	22,645	4,064
Agricultural	1,530	—
Construction	24	34
Commercial loans	122	68
Other agricultural loans	188	—
Consumer loans to individuals	1,438	1,131
Total non-accrual loans	27,356	6,216
Accruing loans which are contractually
past due 90 days or more	—	123
Total non-performing loans	27,356	6,339
Foreclosed real estate	771	771
Total non-performing assets	$28,127	$7,110

Allowance for credit losses	$25,632	$19,882

Coverage of non-performing loans	0.94%	3.14%
Non-performing loans to total loans	1.21%	0.34%
Non-performing loans to total assets	0.94%	0.27%
Non-performing assets to total assets	0.97%	0.29%

Deposits

During the six-months ended June 30, 2026, total deposits increased $435.7 million due primarily to a $192.1 million increase in certificates of deposit, an $80.8 million increase in non interest-bearing demand deposits, and a $162.7 million increase in all other deposit categories. All increases were primarily due to the PB Bankshares acquisition.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Non interest-bearing demand	$500,383	$419,597
Interest-bearing demand	462,837	404,079
Money market deposit accounts	256,292	188,215
Savings	237,282	201,388
Time deposits <$250,000	740,885	575,515
Time deposits >$250,000	316,618	289,851
Total	$2,514,297	$2,078,645

Borrowings

The Company had no short-term borrowings at June 30, 2026, compared to $14.7 million at December 31, 2025, due primarily to a decrease in overnight borrowings, which was a result of the overall growth in deposits.

Other borrowings as of June 30, 2026 were $65.6 million compared to $59.4 million as of December 31, 2025. There were no Federal Reserve Bank borrowings during the six-months ended June 30, 2026, while Federal Home Loan Bank borrowings increased $6.1 million during the six-months ended June 30, 2026.

Other borrowings consisted of the following:

(dollars in thousands)	June 30, 2026	December 31, 2025
Notes with the FHLB:
Fixed rate borrowing due March 2026 at 4.31%	$—	$10,000
Fixed rate borrowing due April 2026 at 4.04%	—	20,000
Fixed rate borrowing due October 2026 at 4.98%	1,500	—
Fixed rate borrowing due January 2027 at 1.39%	5,000	—
Fixed rate borrowing due January 2027 at 1.74%	3,400	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	7,346	11,231
Fixed rate borrowing due June 2027 at 2.96%	5,000	—
Fixed rate borrowing due November 2027 at 4.15%	3,000	—
Fixed rate borrowing due December 2027 at 3.96%	3,100	—
Fixed rate borrowing due January 2028 at 3.85%	5,400	—
Fixed rate borrowing due March 2028 at 3.86%	1,500	—
Fixed rate borrowing due April 2028 at 3.59%	3,000	—
Amortizing fixed rate borrowing due July 2028 at 4.70%	6,680	8,188
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
Fixed rate borrowing due September 2028 at 4.59%	3,750	—
Fixed rate borrowing due March 2030 at 4.11%	2,000	—
Fixed rate borrowing due April 2030 at 3.84%	3,000	—
Amortizing fixed rate borrowing due January 2032 at 1.83%	1,916	—
	65,592	59,419
Fair value adjustment of borrowings	(79)	—
	$65,513	$59,419

Stockholders’ Equity and Capital Ratios

As of June 30, 2026, total stockholders’ equity was $289.6 million, compared to $242.2 million as of December 31, 2025, an increase of $47.4 million. The increase consisted of $44.3 million due to the PB Bankshares acquisition and net income of $13.1 million, offset, in part by a $3.2 million decrease in the fair value of securities in the available-for-sale portfolio and a decrease of $7.5 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	June 30, 2026	December 31, 2025
Tier 1 Capital
(To average assets)	9.44%	9.65%
Tier 1 Capital
(To risk-weighted assets)	11.88%	12.37%
Common Equity Tier 1 Capital
(To risk-weighted assets)	11.88%	12.37%
Total Capital
(To risk-weighted assets)	13.01%	13.41%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of June 30, 2026.

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $60.3 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total non-pledged securities available for sale of $161.3 million which could be used for liquidity needs. Total liquidity of $230.7 million as of June 30, 2026 represents 7.9% of total assets, compared to $190.8 million and 7.9% of total assets as of December 31, 2025. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of June 30, 2026 and December 31, 2025. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7.0 million which expires June 30, 2027. There were no borrowings under this line as of June 30, 2026 and December 31, 2025.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10.0 million. There were no borrowings under this line as of June 30, 2026 and December 31, 2025.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was estimated to be $912.2 million as of June 30, 2026, of which $65.6 million was outstanding in the form of borrowings as of June 30, 2026. As of December 31, 2025, the maximum borrowing capacity was $677.6 million, of which $74.1 million of borrowings was outstanding as of December 31, 2025. Additionally, as of June 30, 2026, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $180.5 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2025, there was $155.5 million outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 46 and 50.

Fully taxable equivalent interest income and net interest income is also reflected in the table on page 47 and 51. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended June 30,
dollars in thousands)	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Fed funds sold	$1,511	$14	3.72%	$—	$—	—%
Interest-bearing deposits with banks	43,467	364	3.36	19,085	220	4.62
Securities available for sale:
Taxable	435,004	4,246	3.92	404,428	3,624	3.59
Tax-exempt (1)	44,269	315	2.85	44,158	312	2.83
Total securities available for sale (1)	479,273	4,561	3.82	448,586	3,936	3.52
Loans receivable (1) (4) (5)	2,253,991	35,700	6.35	1,783,626	27,249	6.13
Total interest-earning assets	2,778,242	40,639	5.87	2,251,297	31,405	5.60
Non-interest earning assets:
Cash and due from banks	30,147			30,323
Allowance for credit losses	(24,556)			(20,733)
Other assets	129,320			94,922
Total non-interest earning assets	134,911			104,512
Total Assets	$2,913,153			$2,355,809
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$727,580	$3,460	1.91	$573,904	$2,887	2.02
Savings	231,852	200	0.35	204,318	119	0.23
Time	1,071,210	9,239	3.46	821,725	7,863	3.84
Total interest-bearing deposits	2,030,642	12,899	2.55	1,599,947	10,869	2.72
Short-term borrowings	3,233	32	3.97	17,757	211	4.77
Other borrowings	67,802	687	4.06	95,792	1,061	4.44
Total interest-bearing liabilities	2,101,677	13,618	2.60	1,713,496	12,141	2.84
Non-interest bearing liabilities:
Demand deposits	486,557			389,323
Other liabilities	36,585			29,639
Total non-interest bearing liabilities	523,142			418,962
Stockholders' equity	288,334			223,351
Total Liabilities and Stockholders' Equity	$2,913,153			$2,355,809
Net interest income/spread (tax equivalent basis)		27,021	3.27%		19,264	2.75%
Tax-equivalent basis adjustment		(182)			(199)
Net interest income		$26,839			$19,065
Net interest margin (tax equivalent basis)			3.90%			3.43%

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

	Increase/(Decrease)
	Three months ended June 30, 2026 Compared to
	Three months ended June 30, 2025
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Fed funds sold	$14	$—	$14
Interest-bearing deposits with banks	250	(106)	144
Securities available for sale:
Taxable	287	335	622
Tax-exempt securities	1	2	3
Total securities	288	337	625
Loans receivable	7,224	1,227	8,451
Total interest-earning assets	7,526	1,564	9,234
Interest-bearing liabilities:
Interest-bearing demand and money market	764	(191)	573
Savings	22	59	81
Time	2,312	(936)	1,376
Total interest-bearing deposits	3,098	(1,068)	2,030
Short-term borrowings	(172)	(7)	(179)
Other borrowings	(305)	(69)	(374)
Total interest-bearing liabilities	2,621	(1,144)	1,477
Net interest income (tax-equivalent basis)	$4,905	$2,708	$7,757

Comparison of Operating Results for the Three Months Ended June 30, 2026 to June 30, 2025

General

For the three months ended June 30, 2026, net income totaled $9.3 million compared to net income of $6.2 million for the three months ended June 30, 2025. The increase in net income for the three months ended June 30, 2026 was due primarily to a $7.8 million increase in net interest income and a net increase of $278,000 in all other income, offset, in part by a $2.1 million increase in salaries and employee benefits, a $994,000 increase in provision for credit losses, and a net increase of $1.8 million in all other expenses. Earnings for the three-months ended June 30, 2026 were $0.86 per basic and fully diluted share, compared to $0.67 per basic and fully diluted share for the three months ended June 30, 2025. The resulting annualized return on average assets and annualized return on average equity for the three months ended June 30, 2026 were 1.28% and 12.98%, respectively, compared to 1.06% and 11.14%, respectively, for the same period in 2025.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
June 30, 2026 to June 30, 2025
Net income three months ended June 30, 2025	$6,205
Change due to:
Net interest income	7,774
Provision for credit losses	(994)
Net gains on sales of securities and loans	(11)
Service charges and fees	152
Earnings and proceeds on bank-owned life insurance	60
Other income	77
Salaries and employee benefits	(2,069)
Occupancy, furniture and equipment	(220)
Data processing related	(387)
Professional fees	(123)
Merger-related	97
All other expenses	(559)
Income tax expense	(674)
Net income three months ended June 30, 2026	$9,328

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended June 30, 2026 totaled $27.0 million which was $7.8 million higher than the comparable period in 2025. The increase in net interest income was due primarily to a $9.2 million increase in total interest income, offset by a $1.5 million increase in total interest expense. The (fte) net interest spread and net interest margin were 3.27% and 3.90%, respectively, for the three months ended June 30, 2026 compared to 2.75% and 3.43%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

For the three-months ended June 30, 2026, interest income (fte) totaled $40.6 million, with a yield on average earning assets of 5.87% compared to $31.4 million and 5.60% for the three months ended June 30, 2025. Average loans increased $470.4 million during the three months ended June 30, 2026, over the comparable period of 2025, while average securities increased $30.7 million compared to the three months ended June 30, 2025. Average earning assets totaled $2.778 billion for the three months ended June 30, 2026, an increase of $526.9 million, over average earning assets for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

Interest expense for the three months ended June 30, 2026 totaled $13.6 million, at an average cost of 2.60%, compared to $12.1 million, at an average cost of 2.84% for the same period in 2025. Average interest-bearing deposits increased $430.7 million during the three months ended June 30, 2026, over the comparable period in 2025, while average borrowings decreased $42.5 million during the three months ended June 30, 2026. During the three months ended June 30, 2026, the average cost of time deposits, which is the most significant component of funding costs, decreased 38 basis points compared to the same three-month period of last year. The average cost of interest-bearing demand and money market decreased 11 basis points during the three months ended June 30, 2026, while savings deposit costs increased 12 basis points. Average short-term borrowing costs decreased 80 basis points, while average other borrowings cost decreased 38 basis points, compared to the same three-month period of 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $1.9 million during the three months ended June 30, 2026, compared to $950,000 for the three months ended June 30, 2025. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss (CECL) methodology analysis. The Company recorded a net charge-off of $1.4 million for the quarter ended June 30, 2026, compared to a net charge-off of $375,000 for the year earlier quarter. At June 30, 2026, the allowance for credit losses related to loans receivable was 1.13% of loans receivable, compared to 1.17% at June 30, 2025. Additionally, at June 30, 2026, the allowance for credit losses related to loans receivable represented 91% of non-performing loans, compared to 258% at June 30, 2025.

Other Income

Other income totaled $2.5 million for the three months ended June 30, 2026, compared to $2.2 million for the same period in 2025. The increase was due primarily to an increase in service charges and fees of $152,000. All other categories of other income increased $126,000 net, during the three months ended June 30, 2026.

Other Expense

Other expense for the three months ended June 30, 2026 totaled $15.8 million, an increase of $3.3 million compared to the same period of 2025, due primarily to a $2.1 million increase in salaries and employee benefits, resulting primarily from the PB Bankshares acquisition which closed in January 2026. All other categories of other expense increased $1.2 million during the three months ended June 30, 2026 as compared to the year earlier quarter.

Income Tax Expense

Income tax expense totaled $2.3 million for an effective tax rate of 19.8% for the three months ended June 30, 2026 compared to $1.6 million for an effective tax rate of 20.8% for the three months ended June 30, 2025.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Six Months Ended June 30,
dollars in thousands)	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Fed funds sold	$1,226	$25	4.11%	$—	$—	—%
Interest bearing deposits with banks	58,074	753	2.61	19,939	446	4.51
Securities available for sale:
Taxable	425,350	8,104	3.84	406,416	7,247	3.60
Tax-exempt (1)	44,451	633	2.87	44,199	626	2.86
Total securities available for sale (1)	469,801	8,737	3.75	450,615	7,873	3.52
Loans receivable (1) (4) (5)	2,224,699	69,700	6.32	1,763,710	53,369	6.10
Total interest-earning assets	2,753,800	79,215	5.80	2,234,264	61,688	5.57
Non-interest earning assets:
Cash and due from banks	30,409			29,519
Allowance for loan losses	(23,976)			(20,445)
Other assets	130,526			94,031
Total non-interest earning assets	136,959			103,105
Total Assets	$2,890,759			$2,337,369
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$725,787	$6,922	1.92	$560,469	$5,688	2.05
Savings	225,380	337	0.30	208,090	261	0.25
Time	1,056,053	18,427	3.52	807,841	15,668	3.91
Total interest-bearing deposits	2,007,220	25,686	2.58	1,576,400	21,617	2.77
Short-term borrowings	4,782	92	3.88	30,954	669	4.36
Other borrowings	81,395	1,669	4.13	94,676	2,082	4.43
Total interest-bearing liabilities	2,093,397	27,447	2.64	1,702,030	24,368	2.89
Non-interest bearing liabilities:
Demand deposits	472,412			384,958
Other liabilities	35,886			29,594
Total non-interest bearing liabilities	508,298			414,552
Stockholders' equity	289,064			220,787
Total Liabilities and Stockholders' Equity	$2,890,759			$2,337,369
Net interest income/spread (tax equivalent basis)		51,768	3.16%		37,320	2.68%
Tax-equivalent basis adjustment		(375)			(397)
Net interest income		$51,393			$36,923
Net interest margin (tax equivalent basis)			3.79%			3.37%

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

	Increase/(Decrease)
	Six months ended June 30, 2026 Compared to
	Six months ended June 30, 2025
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
	$25	—	$25
Interest-bearing deposits with banks	665	$(358)	307
Securities available for sale:
Taxable	352	505	857
Tax-exempt securities	4	3	7
Total securities	356	508	864
Loans receivable	14,019	2,312	16,331
Total interest-earning assets	15,065	2,462	17,527
Interest-bearing liabilities:
Interest-bearing demand and money market	1,656	(422)	1,234
Savings	25	51	76
Time	4,659	(1,900)	2,759
Total interest-bearing deposits	6,340	(2,271)	4,069
Short-term borrowings	(565)	(12)	(577)
Other borrowings	(286)	(127)	(413)
Total interest-bearing liabilities	5,489	(2,410)	3,079
Net interest income (tax-equivalent basis)	$9,576	$4,872	$14,448

Comparison of Operating Results for the Six Months Ended June 30, 2026 to June 30, 2025

General

For the six months ended June 30, 2026, net income totaled $13.1 million compared to net income of $12.0 million for the six months ended June 30, 2025. The increase in net income for the six months ended June 30, 2026 was due primarily to an increase in net interest income of $14.5 million and an increase of $643,000 in other income, offset in part by a $5.0 million increase in merger-related expenses, a $4.1 million increase in salaries and employee benefits, a $1.6 million increase in provision for credit losses, and a net increase of $3.3 million in all other expenses. Earnings for the six months ended June 30, 2026 were $1.21 per basic and fully diluted share, compared to $1.30 per basic and fully diluted share for the six months ended June 30, 2025. The resulting annualized return on average assets and annualized return on average equity for the six months ended June 30, 2026 were 0.91% and 9.11%, respectively, compared to 1.03% and 10.94%, respectively, for the same period in 2025.

(dollars in thousands)	Six months ended
June 30, 2026 to June 30, 2025
Net income six months ended June 30, 2025	$11,978
Change due to:
Net interest income	14,470
Provision for credit losses	(1,596)
Service charges and fees	394
Net gains on sales of securities and loans	19
Earnings and proceeds on bank-owned life insurance	88
Other income	142
Salaries and employee benefits	(4,146)
Occupancy, furniture and equipment	(567)
Data processing related	(736)
Professional fees	(290)
Merger-related	(4,844)
All other expenses	(1,605)
Income tax expense	(249)
Net income six months ended June 30, 2026	$13,058

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the six months ended June 30, 2026 totaled $51.8 million, an increase of $14.4 million compared to the same period in 2025. The increase in net interest income was due primarily to a $17.5 million increase in total interest income, offset by a $3.1 million increase in total interest expense. The (fte) net interest spread and net interest margin were 3.16% and 3.79%, respectively, for the six months ended June 30, 2026 compared to 2.68% and 3.37%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

For the six months ended June 30, 2026, interest income (fte) totaled $79.2 million, with a yield on average earning assets of 5.80% compared to $61.7 million and 5.57% for the six months ended June 30, 2025. Average loans increased $461.0 million to $2.225 billion during the six months ended June 30, 2026, compared to $1.764 billion during the comparable period of 2025, while average securities increased $19.2 million compared to the six months ended June 30, 2025. Average earning assets totaled $2.754 billion for the six months ended June 30, 2026, an increase of $519.5 million, over average earning assets for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

Interest expense for the six months ended June 30, 2026 totaled $27.4 million, at an average cost of 2.64%, compared to $24.4 million, at an average cost of 2.89% for the same period in 2025. Average interest-bearing deposits increased $430.8 million during the six months ended June 30, 2026, over the comparable period in 2025, while average borrowings decreased $39.5 million compared to the six months ended June 30, 2026. During the six months ended June 30, 2026, the average cost of time deposits, which is the most significant component of funding costs, decreased 39 basis points compared to the six months ended June 30, 2025. The average cost of interest-bearing demand and money market decreased 13 basis points during the six months ended June 30, 2026, while savings deposit costs increased five basis points, compared to the year earlier period. Average short-term borrowing costs decreased 48 basis points, while average other borrowings cost decreased 30 basis points, compared to the same six-month period of 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $3.4 million during the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the CECL methodology analysis. The Company recorded a net charge-off of $1.9 million for the six months ended June 30, 2026, compared to a net charge-off of $699,000 for the similar period in 2025. At June 30, 2026, the allowance for credit losses related to loans receivable was 1.13% of loans receivable, compared to 1.17% at June 30, 2025. Additionally, at June 30, 2026, the allowance for credit losses related to loans receivable represented 91% of non-performing loans, compared to 258% at June 30, 2025. The increase in net charge-offs and the decrease in allowance for credit losses as it relates to non-performing loans, were both due to one large commercial relationship filing for chapter 11 bankruptcy in June 2026.

Other Income

Other income totaled $5.2 million for the six months ended June 30, 2026, compared to $4.6 million for the same period in 2025. The increase was due primarily to an increase in service charges and fees of $394,000. All other categories of other income increased $249,000, net, during the six months ended June 30, 2026.

Other Expense

Other expense for the six months ended June 30, 2026 totaled $36.8 million, an increase of $12.2 million compared to the same period of 2025, due primarily to a $5.0 million increase in non-recurring merger-related expenses and a $4.1 million increase in salaries and employee benefits, resulting primarily from the PB Bankshares merger which closed in January 2026. All other categories of other expense increased $3.1 million during the six months ended June 30, 2026 as compared to the year earlier quarter.

Income Tax Expense

Income tax expense totaled $3.4 million for an effective tax rate of 20.6% for the six months ended June 30, 2026, compared to $3.1 million for an effective tax rate of 20.8% for the six months ended June 30, 2025.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the six months ended June 30, 2026, the U.S. Treasury yield curve has steepened. During the six months ended June 30, 2026, the yield on U.S. Treasury 5-year notes increased 36 basis points from 3.73% to 4.18%, while the yield on 3-month Treasury bills increased six basis points from 3.67% to 3.73%. The 3-month/5-year Treasury spread increased from a positive 7 basis point at December 31, 2025 to a positive 30 basis points at June 30, 2026. A continued steepening in the yield curve may positively affect net interest income as shorter term deposits reprice at lower rates while longer term assets reprice at higher rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further changes in short-term rates.

The following reflects our net interest income sensitivity analysis at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	78	0.1%	3,034	2.4%
+200	242	0.2%	2,452	2.0%
+100	268	0.2%	1,505	1.2%
Static	-	0.0%	-	0.0%
-100	(974)	-0.8%	(3,432)	-2.8%
-200	(3,228)	-2.8%	(9,942)	-8.0%

	December 31, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,467)	-6.9%	(194)	-0.2%
+200	(4,159)	-4.4%	319	0.3%
+100	(1,993)	-2.0%	448	0.4%
Static	-	0.0%	-	0.0%
-100	1,415	1.5%	(1,987)	-2.0%
-200	1,125	1.2%	(7,003)	-6.9%

As noted in the table above, a 200-basis point increase in interest rates is projected to increase net interest income by 0.2% in year 1 and increase net interest income by 2.0% in year 2. Our balance sheet sensitivity to such a move in interest rates at June 30, 2026 increased as compared to December 31, 2025 (which was a decrease of 4.4% in net interest income over a twelve-month period). This increase in sensitivity is the result of an increase in the earning assets over the six-month period.  Overall, our strategy has been to proactively take advantage of the drop in short-term by aggressively lowering deposit and borrowing costs, ultimately dampening the effect of variable and adjustable-rate loan repricing and additional fixed rate loan refinancing. Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio remained the same at 4.6 Years at June 30, 2026 and at December 31, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended June 30, 2026.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
April 1 – 30, 2026	-	$-	-	244,234
May 1 – 31, 2026	-	-	-	244,234
June 1 – 30, 2026	-	-	-	244,234
Total	-	$-	-	244,234

*On March 30, 2021, the Company announced a share repurchase program for up to approximately 5% of the Company’s outstanding shares of common stock, or approximately 400,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. Both share repurchase programs are currently in effect.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended June 30, 2026.

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

NORWOOD FINANCIAL CORP

Date: August 7, 2026	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)