Form 10-Q
period 2026-09-30
NORWOOD FINANCIAL CORP
filed 2026-11-06
CIK 1013272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2026
Common stock, par value $0.10 per share	10,915,280

NORWOOD FINANCIAL CORP

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

NORWOOD FINANCIAL CORP

Consolidated Balance Sheets (unaudited)

(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$19,857	$32,118
Interest-bearing deposits with banks	52,667	12,318
Cash and cash equivalents	72,524	44,436
Securities available for sale, at fair value (net of allowance for credit losses of $0)	429,492	408,782
Loans receivable (net of allowance for credit losses of $25,146 and $19,882)	2,269,321	1,833,540
Regulatory stock, at cost	8,460	6,623
Bank premises and equipment, net	25,140	22,971
Bank owned life insurance	62,738	46,089
Accrued interest receivable	10,609	9,250
Foreclosed real estate owned	771	771
Deferred tax assets, net	22,982	14,654
Goodwill	36,375	29,266
Other intangibles	2,992	98
Other assets	10,153	8,362
TOTAL ASSETS	$2,951,557	$2,424,842
LIABILITIES
Deposits:
Non-interest bearing demand	$487,753	$419,597
Interest-bearing	2,021,227	1,659,048
Total deposits	2,508,980	2,078,645
Short-term borrowings	56,124	14,714
Other borrowings	62,728	59,419
Accrued interest payable	10,467	12,138
Other liabilities	29,897	17,769
TOTAL LIABILITIES	2,668,196	2,182,685
STOCKHOLDERS’ EQUITY
Preferred stock, no par value per share,
authorized: 5,000,000 shares; issued: none	—	—
Common stock, $0.10 par value per share,
authorized: 20,000,000 shares,
issued: 2026: 11,184,631 shares, 2025: 9,516,503 shares	1,118	952
Surplus	174,650	127,426
Retained earnings	154,956	141,130
Treasury stock at cost: 2026: 269,841 shares; 2025: 222,645 shares	(7,390)	(6,008)
Accumulated other comprehensive loss	(39,973)	(21,343)
TOTAL STOCKHOLDERS’ EQUITY	283,361	242,157
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,951,557	$2,424,842

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Income (unaudited)

(dollars in thousan ds, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Loans receivable, including fees	$36,635	$28,141	$106,093	$81,244
Securities	4,472	3,907	13,076	11,648
Interest bearing deposits with other banks	354	144	1,132	590
Total interest income	41,461	32,192	120,301	93,482
INTEREST EXPENSE
Deposits	12,775	10,730	38,462	32,347
Short-term borrowings	37	105	128	774
Other borrowings	640	899	2,309	2,981
Total interest expense	13,452	11,734	40,899	36,102
NET INTEREST INCOME	28,009	20,458	79,402	57,380
PROVISION FOR CREDIT LOSSES
Provision for credit losses	233	(392)	3,589	1,372
Provision for off balance sheet commitments	(133)	(110)	(86)	(67)
Total provision for credit losses	100	(502)	3,503	1,305
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES	27,909	20,960	75,899	56,075
OTHER INCOME
Service charges and fees	2,004	1,660	5,425	4,687
Income from fiduciary activities	265	254	751	805
Gains on sales of loans, net	58	130	188	242
Earnings and proceeds on bank owned life insurance	334	268	974	820
Other	259	193	824	551
Total other income	2,920	2,505	8,162	7,105
OTHER EXPENSES
Salaries and employee benefits	8,274	6,696	25,497	19,773
Occupancy, furniture & equipment, net	1,521	1,361	4,815	4,088
Data processing and related operations	1,650	1,087	4,660	3,361
Taxes, other than income	145	192	521	577
Professional fees	530	400	1,952	1,532
Federal Deposit Insurance Corporation insurance	639	368	1,574	1,129
Foreclosed real estate	58	1	125	143
Amortization of intangibles	162	12	493	42
Merger-related expenses	—	568	4,994	718
Other	2,573	2,249	7,704	6,166
Total other expenses	15,552	12,934	52,335	37,529
INCOME BEFORE INCOME TAXES	15,277	10,531	31,726	25,651
INCOME TAX EXPENSE	3,514	2,197	6,905	5,338
NET INCOME	$11,763	$8,334	$24,821	$20,313
BASIC EARNINGS PER SHARE	$1.08	$0.89	$2.29	$2.22
DILUTED EARNINGS PER SHARE	$1.08	$0.89	$2.29	$2.22

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Comprehensive Income (unaudited)

(dollars in thousands)

	Three Months Ended
	September 30,
	2026	2025
Net income	$11,763	$8,334
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(19,531)	4,806
Tax effect	4,101	(1,009)
Other comprehensive (loss) income	(15,430)	3,797
Comprehensive (Loss) Income	$(3,667)	$12,131

	Nine Months Ended
	September 30,
	2026	2025
Net income	$24,821	$20,313
Other comprehensive (loss) income
Investment securities available for sale:
Unrealized holding (losses) gains	(23,582)	11,913
Tax effect	4,952	(2,500)
Other comprehensive (loss) income	(18,630)	9,413
Comprehensive Income	$6,191	$29,726

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Nine Months Ended September 30, 2026 and 2025

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2025	9,516,503	$952	$127,426	$141,130	222,645	$(6,008)	$(21,343)	$242,157
Net income	-	-	-	24,821	-	-	-	24,821
Other comprehensive loss	-	-	-	-	-	-	(18,630)	(18,630)
PB Bankshares, Inc Acquisition	1,662,935	166	46,396	-	81,201	(2,296)	-	44,266
Cash dividends declared ($0.96 per share)	-	-	-	(10,995)	-	-	-	(10,995)
Acquisition of treasury stock	-	-	-	-	16	(1)	-	(1)
Compensation expense related to restricted stock	-	-	405	-	-	-	-	405
Director retainer stock	5,193	-	160	-	-	-	-	160
Stock options exercised	-	-	41	-	(34,021)	915	-	956
Compensation expense related to stock options	-	-	222	-	-	-	-	222
Balance, September 30, 2026	11,184,631	$1,118	$174,650	$154,956	269,841	$(7,390)	$(39,973)	$283,361

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, December 31, 2024	9,487,068	$949	$126,514	$124,963	214,161	$(5,797)	$(33,121)	$213,508
Net income	-	-	-	20,313	-	-	-	20,313
Other comprehensive income	-	-	-	-	-	-	9,413	9,413
Cash dividends declared ($0.93 per share)	-	-	-	(8,614)	-	-	-	(8,614)
Acquisition of treasury stock	-	-	-	-	15,822	(349)	-	(349)
Compensation expense related to restricted stock	1,220	-	412	-	-	(62)	-	350
Director retainer stock	3,270	-	84	-	-	-	-	84
Stock options exercised	-	-	(6)	-	(750)	20	-	14
Compensation expense related to stock options	-	-	186	-	-	-	-	186
Balance, September 30, 2025	9,491,558	$949	$127,190	$136,662	229,233	$(6,188)	$(23,708)	$234,905

NORWOOD FINANCIAL CORP

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2026 and 2025

(dollars in thousands, except share and per share data)

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2026	11,183,140	$1,118	$174,337	$146,685	290,841	$(7,957)	$(24,543)	$289,640
Net income	-	-	-	11,763	-	-	-	11,763
Other comprehensive loss	-	-	-	-	-	-	(15,430)	(15,430)
Cash dividends declared ($0.32 per share)	-	-	-	(3,492)	-	-	-	(3,492)
Compensation expense related to restricted stock	-	-	134	-	-	-	-	134
Director retainer stock	1,491	-	50	-	-	-	-	50
Stock options exercised	-	-	55	-	(21,000)	567	-	622
Compensation expense related to stock options	-	-	74	-	-	-	-	74
Balance, September 30, 2026	11,184,631	$1,118	$174,650	$154,956	269,841	$(7,390)	$(39,973)	$283,361

							Accumulated
							Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Surplus	Earnings	Shares	Amount	Loss	Total
Balance, June 30, 2025	9,490,505	$949	$126,990	$131,199	229,983	$(6,208)	$(27,505)	$225,425
Net income	-	-	-	8,334	-	-	-	8,334
Other comprehensive income	-	-	-	-	-	-	3,797	3,797
Cash dividends declared ($0.31 per share)	-	-	-	(2,871)	-	-	-	(2,871)
Compensation expense related to restricted stock	-	-	117	-	-	-	-	117
Director retainer stock	1,053	-	27		-	-		27
Stock options exercised	-	-	(6)	-	(750)	20	-	14
Compensation expense related to stock options	-	-	62	-	-	-	-	62
Balance, September 30, 2025	9,491,558	$949	$127,190	$136,662	229,233	$(6,188)	$(23,708)	$234,905

See accompanying notes to the unaudited consolidated financial statements.

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)
	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,821	$20,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,503	1,305
Depreciation	1,309	1,020
Amortization of intangible assets	493	42
Deferred income taxes	(40)	(1,334)
Net accretion of securities premiums and discounts	(906)	(470)
Earnings and proceeds on life insurance policies	(974)	(820)
Loss (gains) on sales and write-downs of fixed assets and foreclosed real estate owned, net	71	(9)
Net amortization of loan fees	487	577
Net gain on sale of loans	(188)	(242)
Mortgage loans originated for sale	(7,810)	(9,823)
Proceeds from sale of loans originated for sale	7,998	10,065
Compensation expense related to stock options	222	186
Compensation expense related to restricted stock	405	350
Increase (decrease) in accrued interest receivable	121	(220)
Decrease in accrued interest payable	(2,643)	(2,792)
Other, net	6,518	7,044
Net cash provided by operating activities	33,387	25,192
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from maturities and principal reductions on mortgage-backed securities	49,316	41,714
Purchases	(73,974)	(35,473)
Purchase of regulatory stock	(7,606)	(14,245)
Redemption of regulatory stock	7,812	21,448
Net increase in loans	(97,020)	(97,316)
Proceeds from bank-owned life insurance	—	1,656
Purchase of bank owned life insurance	(7,000)	—
Purchase of premises and equipment	(1,268)	(3,646)
Acquisition, net of cash and cash equivalents acquired	57,020	—
Net cash used in investing activities	(72,720)	(85,862)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	73,739	214,805
Net increase (decrease) in short-term borrowings	41,410	(113,069)
Repayments of other borrowings	(38,528)	(69,722)
Proceeds from other borrowings	155	40,000
Stock options exercised	956	14
Purchase of treasury stock	(1)	(349)
Proceeds from capital issuance	166	—
Cash dividends paid	(10,476)	(8,618)
Net cash provided by financing activities	67,421	63,061
Increase in cash and cash equivalents	28,088	2,391
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,436	72,339
CASH AND CASH EQUIVALENTS, END OF PERIOD	$72,524	$74,730

NORWOOD FINANCIAL CORP

Consolidated Statements of Cash Flows (Unaudited) (continued)

(dollars in thousands)
	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest on deposits and borrowings	$42,570	$38,894
Income taxes paid, net of refunds	$4,795	$1,371
Supplemental Schedule of Noncash Investing Activities:
Transfers of loans to foreclosed real estate and repossession of other assets	$2,038	$2,448
Dividends payable	$3,493	$2,871

Right of use for operating leases	$1,596	$—
Lease liability for operating leases	$1,596	$—

(1)

Merger with PB Bankshares

Fair Value of assets acquired in business combination, excluding cash (1)	$415,124
Goodwill recorded (1)	$7,109
Fair Value of liabilities assumed in business combination (1)	$407,217
Fair Value of shares issued in business combination (1)	$44,266

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. The financial statements reflect, in the opinion of management, all normal, recurring adjustments necessary to present fairly the consolidated financial position and results of operations of the Company. The operating results for the three-month and nine-month periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other future interim period.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three-month and nine-month periods ended September 30:

	Three months ended
	September 30,
(dollars in thousands)
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$133	$121
ATM fees	49	50
Overdraft fees	472	399
Safe deposit box rental	16	22
Loan related service fees	277	181
Debit card fees	745	634
Fiduciary activities	265	254
Commissions on mutual funds and annuities	265	188
Other income	259	193
Noninterest Income (in-scope of Topic 606)	2,481	2,042
Out-of-scope of Topic 606:
Loan servicing fees	47	65
Gains on sales of loans	58	130
Earnings on and proceeds from bank-owned life insurance	334	268
Noninterest Income (out-of-scope of Topic 606)	439	463
Total Noninterest Income	$2,920	$2,505

	Nine months ended
	September 30,
(dollars in thousands)
Noninterest Income	2026	2025
In-scope of Topic 606:
Service charges on deposit accounts	$427	$348
ATM fees	131	205
Overdraft fees	1,349	1,146
Safe deposit box rental	70	68
Loan related service fees	635	462
Debit card fees	2,126	1,777
Fiduciary activities	751	805
Commissions on mutual funds and annuities	547	528
Other income	824	551
Noninterest Income (in-scope of Topic 606)	6,860	5,890
Out-of-scope of Topic 606:
Loan servicing fees	140	153
Gains on sales of loans	188	242
Earnings on and proceeds from bank-owned life insurance	974	820
Noninterest Income (out-of-scope of Topic 606)	1,302	1,215
Total Noninterest Income	$8,162	$7,105

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

The following table sets forth the weighted average shares outstanding used in the computations of basic and diluted earnings per share.

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average shares outstanding	10,904	9,364	10,874	9,263
Less: Unvested restricted shares	(58)	(48)	(57)	(102)
Basic EPS weighted average shares outstanding	10,846	9,316	10,817	9,161
Basic EPS weighted average shares outstanding	10,846	9,316	10,817	9,161
Add: Dilutive effect of stock options and restricted shares	24	1	24	3
Diluted EPS weighted average shares outstanding	10,870	9,317	10,841	9,164

For the three and nine-month periods ended September 30, 2026, there were 15,000 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $33.04 per share as of September 30, 2026.

 For the three and nine-month periods ended September 30, 2025, there were 188,850 stock options that were anti-dilutive and thereby excluded from the earnings per share calculations based upon the closing price of the Company’s common stock of $25.42 per share as of September 30, 2025.

4.           Stock-Based Compensation

During the nine-month period ended September 30, 2026, no stock options were granted. As of September 30, 2026, there was $74,000 of total unrecognized compensation cost related to non-vested stock options granted in 2025 under the 2024 Equity Incentive Plan, which will be fully realized by December 31, 2026. Compensation costs related to stock options amounted to $222,000 and $186,000 during the nine-month periods ended September 30, 2026 and 2025, respectively. For the three-month periods ended September 30, 2026 and 2025, the compensation costs related to stock options amounted to $74,000 and $62,000, respectively.

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2026 is as follows:

		Weighted
		Average Exercise	Weighted Average		Aggregate
		Price	Remaining		Intrinsic Value
	Options	Per Share	Contractual Term		($000)
Outstanding at January 1, 2026	234,871	$29.98	6.37	Yrs.	$134
Granted	—	—	—
Exercised	(34,021)	27.91	4.20
Forfeited	(9,500)	32.31	4.98
Outstanding at September 30, 2026	191,350	$30.23	5.97	Yrs.	$929
Exercisable at September 30, 2026	152,850	$30.34	5.16	Yrs.	$729

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The market price was $33.04 per share as of September 30, 2026 and $28.05 per share as of December 31, 2025.

A summary of the Company’s restricted stock activity for the nine-month periods ended September 30, 2026 and 2025 is as follows:

	2026		2025
		Weighted-		Weighted-
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Restricted		Restricted
	Stock	Fair Value	Stock	Fair Value
Non-vested, January 1,	58,127	$29.12	54,484	$28.55
Granted	—	—	1,220	26.44
Vested	(501)	25.39	(5,627)	27.01
Forfeited	—	—	(2,147)	28.99
Non-vested, September 30,	57,626	$29.15	47,930	$28.66

The expected future compensation expense relating to the 57,626 shares of non-vested restricted stock outstanding as of September 30, 2026 is $1,284,000. This cost will be recognized over the remaining vesting period of 4.25 years. Compensation costs related to restricted stock amounted to $405,000 and $350,000 during the nine-month periods ended September 30, 2026 and 2025, respectively. For the three-month periods ended September 30, 2026 and 2025, the compensation costs related to restricted stock amounted to $134,000 and $117,000, respectively.

5.           Accumulated Other Comprehensive Loss

The following table presents the changes in accumulated other comprehensive loss (in thousands) by component net of tax for the three and nine months ended September 30, 2026 and 2025:

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2025	$(21,343)
Other comprehensive loss before reclassification	(18,630)
Total other comprehensive loss	(18,630)
Balance as of September 30, 2026	$(39,973)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of December 31, 2024	$(33,121)
Other comprehensive income before reclassification	9,413
Total other comprehensive income	9,413
Balance as of September 30, 2025	$(23,708)

Unrealized losses on
available for sale securities
and pension liability (a)
Balance as of June 30, 2026	$(24,543)
Other comprehensive loss before reclassification	(15,430)
Total other comprehensive loss	(15,430)
Balance as of September 30, 2026	$(39,973)

Unrealized gains (losses) on
available for sale securities
and pension liability (a)
Balance as of June 30, 2025	$(27,505)
Other comprehensive income before reclassification	3,797
Total other comprehensive income	3,797
Balance as of September 30, 2025	$(23,708)

(a)All amounts are net of tax. Amounts in parentheses indicate debits.

There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025.

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

A summary of the Bank’s financial instrument commitments is as follows:

(in thousands)	September 30,
	2026	2025
Commitments to grant loans	$89,931	$84,905
Unfunded commitments under lines of credit	197,904	156,585
Standby letters of credit	16,927	5,835
	$304,762	$247,325

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

The allowance for credit loss on off-balance sheet commitments were $296,000 and $267,000, respectively, at September 30, 2026 and December 31, 2025.

7.Securities

The amortized cost, gross unrealized gains and losses, approximate fair value, and allowance for credit losses of securities available for sale were as follows:

	September 30, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$24,881	$-	$(516)	$-	$24,365
U.S. Government agencies	8,000	-	(443)	-	7,557
States and political subdivisions	105,916	-	(22,180)	-	83,736
Corporate obligations	23,774	226	(108)	-	23,892
Mortgage-backed securities-
government sponsored entities	318,213	24	(28,295)	-	289,942
Total debt securities	$480,784	$250	$(51,542)	$-	$429,492

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Fair
	Cost	Gains	Losses	Losses	Value
	(In Thousands)
Available for Sale:
U.S. Treasury securities	$20,834	$32	$(9)	$-	$20,857
U.S. Government agencies	8,000	26	(351)	-	7,675
States and political subdivisions	107,164	1	(14,665)	-	92,500
Corporate obligations	13,545	96	(90)		13,551
Mortgage-backed securities-
government sponsored entities	286,950	2,820	(15,571)	-	274,199
Total debt securities	$436,493	$2,975	$(30,686)	$-	$408,782

The following tables summarize debt securities available for sale in a loss position for which an allowance for credit losses has not been recorded, aggregated by security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$24,365	$(516)	$-	$-	$24,365	$(516)
U.S. Government agencies	3,000	-	4,557	(443)	7,557	(443)
States and political subdivisions	3,968	(337)	79,768	(21,843)	83,736	(22,180)
Corporate obligations	8,610	(108)	-	-	8,610	(108)
Mortgage-backed securities-government sponsored entities	193,977	(9,148)	82,477	(19,147)	276,454	(28,295)
	$233,920	$(10,109)	$166,802	$(41,433)	$400,722	$(51,542)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,837	$(9)	$-	$-	$14,837	$(9)
U.S. Government agencies	-	-	4,649	(351)	4,649	(351)
States and political subdivisions	-	-	89,462	(14,665)	89,462	(14,665)
Corporate obligations	5,556	(90)	-	-	5,556	(90)
Mortgage-backed securities-government sponsored entities	11,979	(62)	103,744	(15,509)	115,723	(15,571)
	$32,372	$(161)	$197,855	$(30,525)	$230,227	$(30,686)

At September 30, 2026, the Company had 102 debt securities in an unrealized loss position in the less than twelve months category and 172 debt securities in the twelve months or more category. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The Company concluded that the decline in the value of these securities was not indicative of a credit loss. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2026 and 2025. The Company does not have the intent to sell the securities, and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

The amortized cost and fair value of debt securities as of September 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Available for Sale
	Amortized Cost	Fair Value
	(In Thousands)
Due in one year or less	$9,908	$9,833
Due after one year through five years	26,775	25,981
Due after five years through ten years	87,874	74,973
Due after ten years	38,014	28,763
	162,571	139,550
Mortgage-backed securities-government sponsored entities	318,213	289,942
	$480,784	$429,492

There were no sales of securities available for sale for the three and nine months ended September 30, 2026 and 2025.

Securities with a carrying value of $285,321,000 and $264,698,000 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

8.Loans Receivable and Allowance for Credit Losses

Set forth below is selected data relating to the composition of the loan portfolio at the dates indicated (dollars in thousands):

	September 30, 2026		December 31, 2025
Real Estate Loans:
Residential	$415,215	18.1%	$352,342	19.0%
Commercial	1,061,486	46.3	750,249	40.5
Agricultural	63,772	2.8	59,202	3.2
Construction	122,651	5.3	85,393	4.6
Commercial loans	224,619	9.8	229,849	12.4
Other agricultural loans	21,787	0.9	26,430	1.4
Consumer loans to individuals	385,571	16.8	350,410	18.9
Total loans	2,295,101	100.0%	1,853,875	100.0%
Deferred fees, net	(634)		(453)
Total loans receivable	2,294,467		1,853,422
Allowance for credit losses	(25,146)		(19,882)
Net loans receivable	$2,269,321		$1,833,540

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell and are included in foreclosed real estate owned on the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, foreclosed real estate owned totaled $771,000. During the nine months ended September 30, 2026, there were no additions to the foreclosed real estate category. As of September 30, 2026, the Company has initiated formal foreclosure proceedings on four properties classified as consumer residential mortgages with an aggregate carrying value of $120,000.

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

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2026 and December 31, 2025 (in thousands):

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
September 30, 2026
Real Estate loans
Residential	$413,131	$233	$241	$-	$1,610	$2,084	$415,215
Commercial	1,048,093	1,432	945	-	11,016	13,393	1,061,486
Agricultural	61,628	-	-	-	2,144	2,144	63,772
Construction	122,636	-	-	-	15	15	122,651
Commercial loans	223,968	185	46	-	420	651	224,619
Other agricultural loans	21,474	125	-	-	188	313	21,787
Consumer loans	382,851	1,263	76	-	1,381	2,720	385,571
Total	$2,273,781	$3,238	$1,308	$-	$16,774	$21,320	$2,295,101

	Current	31-60 Days Past Due	61-90 Days Past Due	Greater than 90 Days Past Due and still accruing	Non-accrual	Total Past Due and Non-Accrual	Total Loans
December 31, 2025
Real Estate loans
Residential	$350,711	$438	$274	$-	$919	$1,631	$352,342
Commercial	740,901	4,850	434	-	4,064	9,348	750,249
Agricultural	59,073	-	83	46	-	129	59,202
Construction	85,359	-	-	-	34	34	85,393
Commercial loans	228,074	1,618	33	56	68	1,775	229,849
Other agricultural loans	25,589	772	69	-	-	841	26,430
Consumer loans	348,115	862	281	21	1,131	2,295	350,410
Total	$1,837,822	$8,540	$1,174	$123	$6,216	$16,053	$1,853,875

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the allowance for credit losses. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the allowance.

The following table presents the allowance for credit losses by the classes of the loan portfolio:

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2025	$2,271	$7,534	$395	$1,471	$3,011	$282	$4,918	$19,882
Acquisition adjustment	124	3,425	62	188	457	16	(9)	4,263
Charge offs	-	(765)	-	-	(51)	-	(1,979)	(2,795)
Recoveries	24	17	-	-	60	-	106	207
(Release of) Provision for credit losses	535	1,344	59	26	(108)	(86)	1,819	3,589
Ending balance, September 30, 2026	$2,954	$11,555	$516	$1,685	$3,369	$212	$4,855	$25,146

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2026	$3,112	$11,038	$544	$2,240	$3,589	$224	$4,885	$25,632
Acquisition adjustment	-	-	-	-	-	-	-	-
Charge offs	-	(25)	-	-	(26)	-	(716)	(767)
Recoveries	-	1	-	-	6	-	41	48
(Release of) Provision for credit losses	(158)	541	(28)	(555)	(200)	(12)	645	233
Ending balance, September 30, 2026	$2,954	$11,555	$516	$1,685	$3,369	$212	$4,855	$25,146

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, December 31, 2024	$1,146	$11,406	$48	$884	$1,732	$162	$4,465	$19,843
Charge offs	(63)	(62)	-	-	(83)	(48)	(1,273)	(1,529)
Recoveries	3	8	-	-	99	-	115	225
(Release of) Provision for credit losses	31	(1,952)	(25)	432	339	64	2,483	1,372
Ending balance, September 30, 2025	$1,117	$9,400	$23	$1,316	$2,087	$178	$5,790	$19,911

(In thousands)	Residential Real Estate	Commercial Real Estate	Agricultural Real Estate	Construction	Commercial	Other Agricultural	Consumer	Total
Beginning balance, June 30, 2025	$1,011	$11,039	$39	$1,163	$1,933	$164	$5,559	$20,908
Charge offs	(63)	(13)	-	-	(83)	-	(490)	(649)
Recoveries	3	8	-	-	3	-	30	44
(Release of) Provision for credit losses	166	(1,634)	(16)	153	234	14	691	(392)
Ending balance, September 30, 2025	$1,117	$9,400	$23	$1,316	$2,087	$178	$5,790	$19,911

During the nine months ended September 30, 2026, the Company recorded a provision for credit losses related to loans totaling $3,589,000. The increase in provision was due primarily to an increase in the consumer portfolio provision of $1,819,000, an increase in the commercial real estate portfolio provision of $1,344,000, an increase in the residential real estate portfolio provision of $535,000, and a decrease of $109,000 in all other portfolios, net. Factors impacting the provision include changes in the cumulative loss rates applied to the respective loan pools due to loss activity being added or subtracted with the passage of time, charge-offs and recoveries, and variances in Qualitative Factors and Economic Factors. In addition, the Company recorded a one-time adjustment of $4,263,000 as a result of the PB Bankshares acquisition.

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

The following table presents the carrying value of loans on nonaccrual status and loans past due over 90 days still accruing interest (in thousands):

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
September 30, 2026
Real Estate loans
Residential	$1,610	$-	$1,610	$-	$1,610
Commercial	10,997	19	11,016	-	11,016
Agricultural	2,144	-	2,144	-	2,144
Construction	15	-	15	-	15
Commercial loans	420	-	420	-	420
Other agricultural loans	188	-	188	-	188
Consumer loans	321	1,060	1,381	-	1,381
Total	$15,695	$1,079	$16,774	$-	$16,774

	Nonaccrual	Nonaccrual		Loans Past Due
	with no	with	Total	Over 90 Days	Total
	ACL	ACL	Nonaccrual	Still Accruing	Nonperforming
December 31, 2025
Real Estate loans
Residential	$919	$-	$919	$-	$919
Commercial	4,045	19	4,064	-	4,064
Agricultural	-	-	-	46	46
Construction	34	-	34	-	34
Commercial loans	68	-	68	56	124
Other agricultural loans	-	-	-	-	-
Consumer loans	323	808	1,131	21	1,152
Total	$5,389	$827	$6,216	$123	$6,339

Based on the most recent analysis performed, the following table presents the recorded investment in non-homogenous pools by internal risk rating systems (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$144,308	$158,216	$105,283	$123,834	$137,186	$343,305	$25,711	$-	$1,037,843
Special Mention	89	48	341	624	166	5,962	274	-	7,504
Substandard	-	-	5,173	-	562	10,404	-	-	16,139
Doubtful	-	-	-	-	-	-	-	-	-
Total	$144,397	$158,264	$110,797	$124,458	$137,914	$359,671	$25,985	$-	$1,061,486

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$25	$-	$740	$-	$-	$765

Real Estate - Agriculture
Risk Rating
Pass	$2,303	$3,149	$3,644	$3,218	$7,813	$29,662	$832	$-	$50,621
Special Mention	1,120	150	-	-	2,498	2,060	1,000	-	6,828
Substandard	3,512	-	1,275	-	-	1,536	-	-	6,323
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,935	$3,299	$4,919	$3,218	$10,311	$33,258	$1,832	$-	$63,772

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$24,079	$44,568	$31,832	$17,901	$23,783	$26,153	$51,191	$-	$219,507
Special Mention	-	18	218	346	328	626	-	-	1,536
Substandard	-	-	-	778	263	1,162	1,373	-	3,576
Doubtful	-	-	-	-	-	-	-	-	-
Total	$24,079	$44,586	$32,050	$19,025	$24,374	$27,941	$52,564	$-	$224,619

Commercial loans
Current period gross charge-offs	$-	$-	$6	$20	$-	$25	$-	$-	$51

Other agricultural loans
Risk Rating
Pass	$1,265	$2,233	$1,620	$836	$1,388	$2,871	$6,787	$-	$17,000
Special Mention	-	131	357	-	456	55	-	-	999

Substandard	2,095	-	193	-	-	-	1,500	-	3,788
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,360	$2,364	$2,170	$836	$1,844	$2,926	$8,287	$-	$21,787

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total
Risk Rating
Pass	$171,955	$208,166	$142,379	$145,789	$170,170	$401,991	$84,521	$-	$1,324,971
Special Mention	1,209	347	916	970	3,448	8,703	1,274	-	16,867
Substandard	5,607	-	6,641	778	825	13,102	2,873	-	29,826
Doubtful	-	-	-	-	-	-	-	-	-
Total	$178,771	$208,513	$149,936	$147,537	$174,443	$423,796	$88,668	$-	$1,371,664

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Commercial real estate
Risk Rating
Pass	$114,399	$98,460	$67,351	$114,785	$84,564	$231,547	$20,653	$-	$731,759
Special Mention	50	-	630	204	2,493	4,335	198	-	7,910
Substandard	-	135	-	-	2,413	7,632	400	-	10,580
Doubtful	-	-	-	-	-	-	-	-	-
Total	$114,449	$98,595	$67,981	$114,989	$89,470	$243,514	$21,251	$-	$750,249

Commercial real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Real Estate - Agriculture
Risk Rating
Pass	$3,016	$4,027	$3,287	$10,789	$3,536	$30,851	$361	$-	$55,867
Special Mention	152	1,479	-	-	-	1,684	-	-	3,315
Substandard	-	-	-	-	-	-	20	-	20
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,168	$5,506	$3,287	$10,789	$3,536	$32,535	$381	$-	$59,202

Real Estate - Agriculture
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial loans
Risk Rating
Pass	$58,956	$40,670	$23,869	$24,385	$13,051	$18,356	$46,495	$-	$225,782
Special Mention	35	-	578	22	109	259	88	-	1,091
Substandard	-	6	309	317	550	794	1,000	-	2,976
Doubtful	-	-	-	-	-	-	-	-	-
Total	$58,991	$40,676	$24,756	$24,724	$13,710	$19,409	$47,583	$-	$229,849

Commercial loans
Current period gross charge-offs	$-	$-	$-	$100	$-	$-	$-	$-	$100

Other agricultural loans
Risk Rating
Pass	$3,291	$2,706	$1,320	$2,330	$1,995	$3,423	$7,453	$-	$22,518
Special Mention	-	367	-	-	-	1,281	789	-	2,437
Substandard	-	-	-	-	-	-	1,475	-	1,475
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,291	$3,073	$1,320	$2,330	$1,995	$4,704	$9,717	$-	$26,430

Other agricultural loans
Current period gross charge-offs	$-	$-	$-	$-	$-	$48	$-	$-	$48

Total
Risk Rating
Pass	$179,662	$145,863	$95,827	$152,289	$103,146	$284,177	$74,962	$-	$1,035,926
Special Mention	237	1,846	1,208	226	2,602	7,559	1,075	-	14,753
Substandard	-	141	309	317	2,963	8,426	2,895	-	15,051
Doubtful	-	-	-	-	-	-	-	-	-
Total	$179,899	$147,850	$97,344	$152,832	$108,711	$300,162	$78,932	$-	$1,065,730

The Company monitors the credit risk profile by payment activity for residential and consumer loan classes. Loans past due over 90 days and loans on nonaccrual status are considered nonperforming. Nonperforming loans are reviewed monthly. The following table presents the carrying value of residential and consumer loans based on payment activity (in thousands):

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$24,192	$37,399	$40,553	$38,098	$55,918	$168,512	$48,933	$-	$413,605
Nonperforming	-	-	-	125	281	1,067	137	-	1,610
Total	$24,192	$37,399	$40,553	$38,223	$56,199	$169,579	$49,070	$-	$415,215

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Payment Performance
Performing	$47,882	$45,683	$21,603	$2,662	$1,474	$376	$2,956	$-	$122,636
Nonperforming	-	-	-	-	15	-	-	-	15
Total	$47,882	$45,683	$21,603	$2,662	$1,489	$376	$2,956	$-	$122,651

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$128,317	$108,333	$69,779	$42,010	$21,284	$13,278	$1,189	$-	$384,190
Nonperforming	40	206	346	294	358	137	-	-	1,381
Total	$128,357	$108,539	$70,125	$42,304	$21,642	$13,415	$1,189	$-	$385,571

Consumer loans to individuals
Current period gross charge-offs	$222	$375	$567	$347	$348	$120	$-	$-	$1,979

Total
Payment Performance
Performing	$200,391	$191,415	$131,935	$82,770	$78,676	$182,166	$53,078	$-	$920,431
Nonperforming	40	206	346	419	654	1,204	137	-	3,006
Total	$200,431	$191,621	$132,281	$83,189	$79,330	$183,370	$53,215	$-	$923,437

							Revolving	Revolving
	Term Loans Amortized Costs Basis by Origination Year						Loans	Loans
							Amortized	Converted
December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total
Residential real estate
Payment Performance
Performing	$28,385	$41,869	$38,305	$54,474	$47,475	$105,711	$35,204	$-	$351,423
Nonperforming	-	-	125	147	170	420	57	-	919
Total	$28,385	$41,869	$38,430	$54,621	$47,645	$106,131	$35,261	$-	$352,342

Residential real estate
Current period gross charge-offs	$-	$-	$-	$-	$-	$63	$-	$-	$63

Construction
Payment Performance
Performing	$37,511	$26,381	$17,070	$656	$289	$91	$3,361	$-	$85,359
Nonperforming	-	-	-	34	-	-	-	-	34
Total	$37,511	$26,381	$17,070	$690	$289	$91	$3,361	$-	$85,393

Construction
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer loans to individuals
Payment Performance
Performing	$137,403	$94,951	$61,651	$33,145	$9,385	$11,363	$1,360	$-	$349,258
Nonperforming	54	285	311	344	61	97	-	-	1,152
Total	$137,457	$95,236	$61,962	$33,489	$9,446	$11,460	$1,360	$-	$350,410

Consumer loans to individuals
Current period gross charge-offs	$26	$458	$685	$419	$151	$94	$-	$-	$1,833

Total
Payment Performance
Performing	$203,299	$163,201	$117,026	$88,275	$57,149	$117,165	$39,925	$-	$786,040
Nonperforming	54	285	436	525	231	517	57	-	2,105
Total	$203,353	$163,486	$117,462	$88,800	$57,380	$117,682	$39,982	$-	$788,145

Occasionally, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Bank provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. During the nine months ended September 30, 2026, there were modifications made to borrowers experiencing financial difficulty consisting of 18 loan relationships. The following table presents modifications made to borrowers experiencing financial difficulty:

Significant Payment Delay

	Amortized Cost Basis at September 30, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$683	0.06%	Deferred principal for 4-8 months
Agricultural real estate loans	562	0.88	Deferred principal for 9 months
Commercial loans	402	0.18	Deferred principal for 7-15 months

Total	$1,647

Term Extension

	Amortized Cost Basis at September 30, 2026	% of Total Class of Financing Receivable	Financial Effect
	(in thousands)
Commercial real estate loans	$732	0.07%	Added a weighted-average 5.6 years to the life of loans
Agricultural real estate loans	3,558	5.58	Added a weighted-average 19.8 years to the life of loans
Commercial loans	936	0.42	Added a weighted-average 1.1 years to the life of loans
Other agricultural loans	2,095	9.62	Added a weighted-average 10.0 years to the life of loans

Total	$7,321

Combination - Significant Payment Delay and Term Extension

	Amortized Cost Basis at September 30, 2026	% of Total Class of Financing Receivable	Financial Effect

Commercial real estate loans	$633	0.06%	Deferred principal for 6-14 months and added a weighted-average 9.8 months to the life of the loans
Agricultural real estate loans	615	0.96	Deferred principal for 8-10 months and added a weighted-average 9.9 months to the life of the loans
Commercial loans	625	0.28	Deferred principal for 6-9 months and added a weighted-average 8.4 months to the life of the loans

Total	$1,873

The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified (in thousands):

Amortized Cost Basis of Modified Loans That Subsequently Defaulted

	Significant Payment Delay	Combination - Significant Payment Delay and Term Extension

Agricultural real estate loans	$-	$615
Commercial loans	142	-

	$142	$615

The following table depicts the performance of loans that have been modified during the period for which a payment default has occurred (in thousands):

Payment Status (Amortized Cost Basis)

	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total Past Due

Agricultural real estate loans	$-	$615	$-	$615
Commercial loans	142	-	-	142

	$142	$615	$-	$757

The Company’s primary business activity as of September 30, 2026 was with customers located in northeastern and southeastern Pennsylvania, and the New York counties of Delaware, Sullivan, Ontario, Otsego and Yates. Accordingly, the Company has extended credit primarily to commercial entities and individuals in this area whose ability to repay their loans is influenced by the region’s economy.

As of September 30, 2026, the Company considered its concentration of credit risk to be acceptable. The highest concentrations are in commercial rentals with $302.3 million of loans outstanding, or 13.2% of total loans outstanding, and hotels/motels with loans outstanding of $194.5 million, or 8.5% of loans outstanding. For the nine months ended September 30, 2026, the Company recognized charge offs of $10,000 on commercial rentals and $0 on hotels/motels. The following table presents additional details regarding the Company’s largest loan concentrations by industry as of September 30, 2026 (in thousands):

Account Type	Outstanding as of September 30, 2026	Percent of Loans as of September 30, 2026

Commercial Rentals	$302,253	13.17%
Hotels/Motels	194,470	8.48
Residential Rentals	175,615	7.65
Fuel/Gas Stations	64,465	2.81
Builders/Contractors	57,164	2.49
Resorts	47,708	2.08
Dairy Cattle/Milk Product	39,539	1.72
Camps	32,191	1.40
Government Support	22,422	0.98
Mobile Home Park	19,353	0.84
Wineries	19,204	0.84

Account Type	Outstanding as of December 31, 2025	Percent of Loans as of December 31, 2025

Commercial Rentals	$178,684	9.68%
Hotels/Motels	125,089	6.78
Residential Rentals	116,639	6.32
Fuel/Gas Stations	50,337	2.73
Dairy Cattle/Milk Product	42,777	2.32
Resorts	39,435	2.14
Builders/Contractors	36,650	1.99
Government Support	29,919	1.62
Camps	22,998	1.25
Mobile Home Park	19,967	1.08
Wineries	19,935	1.08

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Recurring Basis

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 are as follows:

	Fair Value Measurement Using
	Reporting Date
Description	Total	Level 1	Level 2	Level 3
September 30, 2026	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$24,365	$24,365	$-	$-
U.S. Government agencies	7,557	-	7,557	-
States and political subdivisions	83,736	-	83,736	-
Corporate obligations	23,892	-	23,892	-
Mortgage-backed securities-government
sponsored entities	289,942	-	289,942	-
Interest rate swaps	959	-	959	-

LIABILITIES
Interest rate swaps	959	-	959	-

Description	Total	Level 1	Level 2	Level 3
December 31, 2025	(In thousands)
ASSETS
Available for Sale:
U.S. Treasury securities	$20,857	$20,857	$-	$-
U.S. Government agencies	7,675	-	7,675	-
States and political subdivisions	92,500	-	92,500	-
Corporate obligations	13,551	-	13,551	-
Mortgage-backed securities-government
sponsored entities	274,199	-	274,199	-
Interest rate swaps	771	-	771	-

LIABILITIES
Interest rate swaps	771	-	771	-

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

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Non-Recurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 are as follows:

		Fair Value Measurement Using Reporting Date

(In thousands)

Description	Total	Level 1	Level 2	Level 3
September 30, 2026
Individually analyzed loans held for investment	$18,635	$-	$-	$18,635
Foreclosed Real Estate Owned	771	-	-	771
December 31, 2025
Individually analyzed loans held for investment	$7,923	$-	$-	$7,923
Foreclosed Real Estate Owned	771	-	-	771

Individually analyzed loans held for investment:

The Company measures impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the lowest level of input that is significant to the fair value measurements.

As of September 30, 2026, the fair value investment in individually analyzed loans totaled $18,635,000, which included 57 loan relationships with a carrying value of $16,025,000 that did not require a specific allowance for credit loss since either the estimated realizable value of the collateral or the discounted cash flows exceeded the recorded investment in the loan. The increase is due primarily to the addition of one large commercial real estate relationship being placed on non-accrual, following the borrower’s filing for chapter 11 bankruptcy in June 2026. As of September 30, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $40,000. As of September 30, 2026, the fair value investment in individually analyzed loans included 46 loan relationships with a carrying value of $3,201,000 that required a valuation allowance of $594,000 since the estimated realizable value of the collateral did not support the recorded investment in the loan. As of September 30, 2026, the Company has recognized charge-offs against the allowance for credit losses on these individually analyzed loans in the amount of $0 over the life of the loan.

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

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
September 30, 2026
Individually analyzed loans held for investment	$18,635	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-57.50% (9.26%)
Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	1.1% (1.1%)

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range (Weighted Average)
December 31, 2025
Individually analyzed loans held for investment	$7,923	Appraisal of collateral(1)	Appraisal adjustments(2)	0%-20.0% (7.51%)

Foreclosed real estate owned	$771	Appraisal of collateral(1)	Liquidation Expenses(2)	1.1% (1.1%)

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

Assets and Liabilities Not Required to be Measured or Reported at Fair Value

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025.

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

The estimated fair values of the Bank’s financial instruments not required to be measured or reported at fair value were as follows at September 30, 2026 and December 31, 2025. ($ in thousands)

	Fair Value Measurements at September 30, 2026
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$72,524	$72,524	$72,524	$-	$-
Loans receivable, net	2,269,321	2,273,088	-	-	2,273,088
Mortgage servicing rights	241	703	-	-	703
Regulatory stock (1)	8,460	8,460	8,460	-	-
Bank owned life insurance (1)	62,738	62,738	62,738	-	-
Accrued interest receivable (1)	10,609	10,609	10,609	-	-
Financial liabilities:
Deposits	2,508,980	2,500,681	1,481,905	-	1,018,776
Short-term borrowings (1)	56,124	56,124	56,124	-	-
Other borrowings	62,728	59,244	-	-	59,244
Accrued interest payable (1)	10,467	10,467	10,467	-	-

	Fair Value Measurements at December 31, 2025
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents (1)	$44,436	$44,436	$44,436	$-	$-
Loans receivable, net	1,833,540	1,841,753	-	-	1,841,753
Mortgage servicing rights	238	673	-	-	673
Regulatory stock (1)	6,623	6,623	6,623	-	-
Bank owned life insurance (1)	46,089	46,089	46,089	-	-
Accrued interest receivable (1)	9,250	9,250	9,250	-	-
Financial liabilities:
Deposits	2,078,645	2,076,705	1,213,279	-	863,426
Short-term borrowings (1)	14,714	14,714	14,714	-	-
Other borrowings	59,419	59,635	-	-	59,635
Accrued interest payable (1)	12,138	12,138	12,138	-	-

(1)This financial instrument is carried at cost, which approximates the fair value of the instrument.

10.Interest Rate Swaps

The Company enters into interest rate swaps that allow our commercial loan customers to effectively convert a variable-rate commercial loan agreement to a fixed-rate commercial loan agreement. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to an interest rate swap agreement, which serves to effectively swap the customer’s variable-rate into a fixed-rate. The Company then enters into a corresponding swap agreement with a third party in order to economically hedge its exposure through the customer agreement. The interest rate swaps with both the customers and third parties are not designated as hedges under FASB ASC 815 and are not marked to market through earnings. As the interest rate swaps are structured to offset each other, changes to the underlying benchmark interest rates considered in the valuation of these instruments do not result in an impact to earnings; however, there may be fair value adjustments related to credit quality variations between counterparties, which may impact earnings as required by FASB ASC 820. There was no effect on earnings in any periods presented. At September 30, 2026 and December 31, 2025, based upon the swap contract values, the Company pledged cash in the amount of $350,000 as collateral for its interest rate swaps with a third-party financial institution. The fair value of the swaps as of September 30, 2026 and December 31, 2025 was $959,000 and $771,000, respectively.

Summary information regarding these derivatives is presented below

(Amounts in thousands)
	Notional Amount				Fair Value
	September 30, 2026	December 31, 2025	Interest Rate Paid	Interest Rate Received	September 30, 2026	December 31, 2025
Customer interest rate swap

Maturing November, 2030	$5,063	$5,366	Term SOFR + Margin	Fixed	$587	$471
Maturing December, 2030	3,254	3,474	Term SOFR + Margin	Fixed	372	300

Total	$8,317	$8,840			$959	$771

Third party interest rate swap

Maturing November, 2030	$5,063	$5,366	Fixed	Term SOFR + Margin	$587	$471
Maturing December, 2030	3,254	3,474	Fixed	Term SOFR + Margin	372	300

Total	$8,317	$8,840			$959	$771

The following table presents the fair values of derivative instruments in the Consolidated Balance Sheet.

	(Amounts in thousands)
	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2026
Interest rate derivatives	Other assets	$959	Other liabilities	$959

December 31, 2025
Interest rate derivatives	Other assets	771	Other liabilities	771

11.New and Recently Adopted Accounting Pronouncements

New

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

Recently Adopted

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

In addition, per the Merger Agreement, each option to acquire shares of PB Common Stock that was outstanding and unexercised became vested and was converted into the right to receive from Norwood Financial a cash payment equal to the product of (i) the number of shares of PB Bankshares Common Stock subject to the PB Bankshares Stock Option, multiplied by (ii) the amount by which the Cash Consideration (the “Option Payment Amount”) exceeds the exercise price of such PB Bankshares Stock Option. To follow is a summary of the purchase price for the merger which totaled $56.0 million.

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

The following tables provides a summary of the consideration transferred and the fair value of the assets acquired, and liabilities assumed as of the date of the Merger, and as a result of the Merger, the Company recorded goodwill totaling $7.1 million at January 5, 2026.

(Dollars in Thousands)

Total Purchase Price For Accounting Purposes		$55,994

Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Cash and cash equivalents	$40,979
Federal funds	27,769
Securities, available for sale	18,787
Loans Gross	346,569
Allowance for credit losses	(4,264)
Loans, net of allowance	342,305
Bank owned life insurance	8,676
Premises	1,828
Furniture, fixtures and equipment	554
Accrued interest receivable	1,480
Restricted investment in bank stock	2,009
Deferred tax asset	3,337
Core deposit intangible	3,386
Operating lease right of use asset	1,246
Other asset	3,747
Total identifiable assets acquired at fair value	456,103

Deposits	356,596
Borrowings	41,644
Accrued interest payable	972
Operating lease liability	1,240
Reserve for unfunded commitments	115
Other liabilities	6,650
Total liabilities assumed	407,217
Total identifiable net assets, at fair value		48,886
Goodwill		$7,109

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

Acquired loans are classified into two categories: Purchased Seasoned Loans (PSLs) and Purchased Credit Deteriorated loans (PCDs). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination, and the remaining loans were considered PSLs. Effective January 1, 2026, the Company early adopted ASU 2025-08 (Topic 326) on a prospective basis. In accordance with ASU 2025-08 an allowance for credit loss was determined using the same methodology as other loans held for investment and an initial allowance for credit losses for all acquired loans totaled $4.3 million. There was no provision for credit losses expense recognized because the initial allowance is established by grossing-up the amortized cost of the acquired loans. The remaining difference between the net of the amortized cost basis and the allowance for credit losses and the fair value allocated to the loans on the date of acquisition is recognized as a non-credit-related discount that will be accreted into interest income of the life of the loans.

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

Changes in Financial Condition

General

Total assets as of September 30, 2026 were $2.952 billion compared to $2.425 billion as of December 31, 2025. The increase was due primarily to a $435.8 million increase in outstanding net loans receivable, which was primarily a result of the PB Bankshares acquisition.

Other Assets

Other assets as of September 30, 2026 were $10.2 million compared to $8.4 million as of December 31, 2025. The increase was due primarily to a $1.3 million increase in right of use asset, due to the acquisition of PB Bankshares.

Securities

The fair value of securities available for sale as of September 30, 2026 was $429.5 million compared to $408.8 million as of December 31, 2025. The increase of $20.7 million was due primarily to the acquired portfolio, as well as investment purchases during 2026.

The Company has securities in an unrealized loss position. In Management’s opinion the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities. The increase in the unrealized loss is due to the overall increase in interest rates. The Company did not recognize any credit losses on these available for sale debt securities for the nine months ended September 30, 2026. The Company does not intend to sell the securities and it is more likely than not that it will not have to sell the securities before recovery of its cost basis.

Loans

Loans receivable totaled $2.295 billion at September 30, 2026 compared to $1.854 billion as of December 31, 2025, due primarily to the acquired portfolio from Presence Bank. The $441.2 million increase in loans receivable during the nine months ended September 30, 2026, was due primarily to a $311.2 million increase in commercial real estate loans, a $62.9 million increase in residential real estate loans, a $37.3 million increase in construction loans, and an increase of $29.8 million in all other portfolios, net.

The allowance for credit losses totaled $25.1 million as of September 30, 2026, and represented 1.10% of total loans outstanding, compared to $19.9 million, or 1.07% of total loans outstanding, at December 31, 2025. The Company had net charge-offs for the nine months ended September 30, 2026 of $2.6 million, compared to $1.3 million in the corresponding period in 2025. The Company’s management assesses the adequacy of the allowance for credit losses on a quarterly basis. Based on management’s best judgement, the qualitative factors are applied to the final adjusted loss rate each quarter. Management considers the allowance for credit losses adequate at September 30, 2026 based on the Company’s criteria. However, there can be no assurance that the allowance for credit losses will be adequate to cover significant losses, if any, which might be incurred in the future.

As of September 30, 2026, non-performing loans totaled $16.8 million, or 0.73% of total loans compared to $6.3 million, or 0.34% of total loans, at December 31, 2025. At September 30, 2026, non-performing assets totaled $17.5 million, or 0.59% of total assets, compared to $7.1 million, or 0.29% of total assets at December 31, 2025. The increase is due primarily to the addition of one large commercial real estate relationship being placed on non-accrual, following the borrower’s filing for chapter 11 bankruptcy in June 2026.

The following table sets forth information regarding non-performing loans and foreclosed real estate at the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Loans accounted for on a non-accrual basis:
Real Estate
Residential	$1,610	$919
Commercial	11,016	4,064
Agricultural	2,144	—
Construction	15	34
Commercial loans	420	68
Other agricultural loans	188	—
Consumer loans to individuals	1,381	1,131
Total non-accrual loans	16,774	6,216
Accruing loans which are contractually
past due 90 days or more	—	123
Total non-performing loans	16,774	6,339
Foreclosed real estate	771	771
Total non-performing assets	$17,545	$7,110

Allowance for credit losses	$25,146	$19,882

Coverage of non-performing loans	150%	314%
Non-performing loans to total loans	0.73%	0.34%
Non-performing loans to total assets	0.57%	0.27%
Non-performing assets to total assets	0.59%	0.29%

Deposits

During the nine-months ended September 30, 2026, total deposits increased $430.3 million due primarily to a $162.2 million increase in certificates of deposit, a $105.9 million increase in interest-bearing demand deposits, and a $162.2 million increase in all other deposit categories. All increases were primarily due to the PB Bankshares acquisition.

The following table sets forth deposit balances as of the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Non interest-bearing demand	$487,753	$419,597
Interest-bearing demand	510,016	404,079
Money market deposit accounts	259,784	188,215
Savings	223,904	201,388
Time deposits <$250,000	735,662	575,515
Time deposits >$250,000	291,861	289,851
Total	$2,508,980	$2,078,645

Borrowings

The Company had $56.1 million in short-term borrowings at September 30, 2026, compared to $14.7 million at December 31, 2025. The increase in short-term borrowings is due primarily to an increase in loan volumes along with a decrease of $37.5 million in long term borrowings.

Other borrowings as of September 30, 2026 were $62.7 million compared to $59.4 million as of December 31, 2025. There were no Federal Reserve Bank borrowings during the nine-months ended September 30, 2026, while Federal Home Loan Bank borrowings increased $3.3 million during the nine-months ended September 30, 2026.

Other borrowings consisted of the following:

(dollars in thousands)	September 30, 2026	December 31, 2025
Notes with the FHLB:
Fixed rate borrowing due March 2026 at 4.31%	$—	$10,000
Fixed rate borrowing due April 2026 at 4.04%	—	20,000
Fixed rate borrowing due October 2026 at 4.98%	1,500	—
Fixed rate borrowing due January 2027 at 1.39%	5,000	—
Fixed rate borrowing due January 2027 at 1.74%	3,400	—
Amortizing fixed rate borrowing due May 2027 at 4.37%	5,371	11,231
Fixed rate borrowing due June 2027 at 2.96%	5,000	—
Fixed rate borrowing due November 2027 at 4.15%	3,000	—
Fixed rate borrowing due December 2027 at 3.96%	3,100	—
Fixed rate borrowing due January 2028 at 3.85%	5,400	—
Fixed rate borrowing due March 2028 at 3.86%	1,500	—
Fixed rate borrowing due April 2028 at 3.59%	3,000	—
Amortizing fixed rate borrowing due July 2028 at 4.70%	5,912	8,188
Fixed rate borrowing due July 2028 at 4.49%	10,000	10,000
Fixed rate borrowing due September 2028 at 4.59%	3,750	—
Fixed rate borrowing due March 2030 at 4.11%	2,000	—
Fixed rate borrowing due April 2030 at 3.84%	3,000	—
Amortizing fixed rate borrowing due January 2032 at 1.83%	1,835	—
	62,768	59,419
Fair value adjustment of borrowings	(40)	—
	$62,728	$59,419

Stockholders’ Equity and Capital Ratios

As of September 30, 2026, total stockholders’ equity was $283.4 million, compared to $242.2 million as of December 31, 2025, an increase of $41.2 million. The increase consisted of $44.3 million due to the PB Bankshares acquisition and net income of $24.8 million, offset, in part by an $18.6 million decrease in the fair value of securities in the available-for-sale portfolio and a decrease of $11.0 million of dividends declared, net of tax. Because of interest rate volatility, the Company’s accumulated other comprehensive income could materially fluctuate for each interim and year-end period.

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

A comparison of the Company’s consolidated regulatory capital ratios is as follows:

	September 30, 2026	December 31, 2025
Tier 1 Capital
(To average assets)	9.75%	9.65%
Tier 1 Capital
(To risk-weighted assets)	12.07%	12.37%
Common Equity Tier 1 Capital
(To risk-weighted assets)	12.07%	12.37%
Total Capital
(To risk-weighted assets)	13.16%	13.41%

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

In addition to the above minimum requirements, the Basel III Capital Rules require banks and covered financial institution holding companies to maintain a capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital on a fully phased-in basis. The Company and the Bank were in compliance with all applicable regulatory capital requirements as of September 30, 2026.

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $72.5 million in the form of cash, due from banks, and short-term deposits with other institutions. In addition, the Company had total non-pledged securities available for sale of $144.2 million which could be used for liquidity needs. Total liquidity of $221.8 million as of September 30, 2026 represents 7.52% of total assets, compared to $190.8 million and 7.9% of total assets as of December 31, 2025. The Company also monitors other liquidity measures, all of which were within the Company’s policy guidelines as of September 30, 2026 and December 31, 2025. Based upon these measures, the Company believes its liquidity is adequate.

Capital Resources

The Company has a line of credit commitment from Atlantic Community Bankers Bank for $7.0 million which expires June 30, 2027. There were no borrowings under this line as of September 30, 2026 and December 31, 2025.

The Company has a line of credit commitment available which has no stated expiration date from PNC Bank for $10.0 million. There were no borrowings under this line as of September 30, 2026 and December 31, 2025.

The Bank’s maximum borrowing capacity with the Federal Home Loan Bank was estimated to be $911.4 million as of September 30, 2026, of which $94.8 million was outstanding in the form of borrowings as of September 30, 2026. As of December 31, 2025, the maximum borrowing capacity was $677.6 million, of which $74.1 million of borrowings was outstanding as of December 31, 2025. Additionally, as of September 30, 2026, the Bank had secured Letters of Credit from the Federal Home Loan Bank in the amount of $169.2 million as collateral for specific municipal deposits. These Letters of Credit reduce the availability under the maximum borrowing capacity. As of December 31, 2025, there was $155.5 million outstanding in the form of Letters of Credit. Advances and Letters of Credit from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

Non-GAAP Financial Measures

This report contains or references fully taxable-equivalent (fte) interest income and net interest income, which are non-GAAP financial measures. Interest income (fte) and net interest income (fte) are derived from GAAP interest income and net interest income using an assumed tax rate of 21%. We believe the presentation of interest income (fte) and net interest income (fte) ensures comparability of interest income and net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Interest income (fte) and Net interest income (fte) is reconciled to GAAP interest income and net interest income on page 45 and 49.

Fully taxable equivalent interest income and net interest income is also reflected in the table on page 46 and 50. Although the Company believes that these non-GAAP financial measures enhance investors’ understanding of our business and performance, these non-GAAP financial measures should not be considered as an alternative to GAAP measures.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Three Months Ended September 30,
dollars in thousands)	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Fed funds sold	$15	$—	—%	$—	$—	—%
Interest-bearing deposits with banks	39,717	354	3.54	12,485	144	4.58
Securities available for sale:
Taxable	439,064	4,224	3.82	399,090	3,661	3.64
Tax-exempt (1)	43,956	322	2.91	44,074	312	2.81
Total securities available for sale (1)	483,020	4,546	3.73	443,164	3,973	3.56
Loans receivable (1) (4) (5)	2,267,664	36,760	6.43	1,802,046	28,267	6.22
Total interest-earning assets	2,790,416	41,660	5.92	2,257,695	32,384	5.69
Non-interest earning assets:
Cash and due from banks	19,466			31,050
Allowance for credit losses	(26,101)			(21,128)
Other assets	125,818			96,142
Total non-interest earning assets	119,183			106,064
Total Assets	$2,909,599			$2,363,759
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$741,251	$3,519	1.88	$579,145	$2,900	1.99
Savings	230,456	268	0.46	200,559	113	0.22
Time	1,045,893	8,989	3.41	822,491	7,717	3.72
Total interest-bearing deposits	2,017,600	12,776	2.51	1,602,195	10,730	2.66
Short-term borrowings	3,540	36	4.03	8,740	105	4.77
Other borrowings	63,901	640	3.97	81,125	899	4.40
Total interest-bearing liabilities	2,085,041	13,452	2.56	1,692,060	11,734	2.75
Non-interest bearing liabilities:
Demand deposits	494,690			416,150
Other liabilities	38,244			28,816
Total non-interest bearing liabilities	532,934			444,966
Stockholders' equity	291,624			226,733
Total Liabilities and Stockholders' Equity	$2,909,599			$2,363,759
Net interest income/spread (tax equivalent basis)		28,208	3.36%		20,650	2.94%
Tax-equivalent basis adjustment		(199)			(192)
Net interest income		$28,009			$20,458
Net interest margin (tax equivalent basis)			4.01%			3.63%

(1)Interest and yields are presented on a tax-equivalent basis.

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

	Increase/(Decrease)
	Three months ended September 30, 2026 Compared to
	Three months ended September 30, 2025
	Variance due to
	Volume	Rate	Net

	(dollars in thousands)
Interest-earning assets:
Fed funds sold	$—	$—	$—
Interest-bearing deposits with banks	293	(83)	210
Securities available for sale:
Taxable	373	190	563
Tax-exempt securities	(1)	11	10
Total securities	372	201	573
Loans receivable	7,337	1,156	8,493
Total interest-earning assets	7,709	1,357	9,276
Interest-bearing liabilities:
Interest-bearing demand and money market	804	(185)	619
Savings	31	124	155
Time	2,043	(771)	1,272
Total interest-bearing deposits	2,878	(832)	2,046
Short-term borrowings	(61)	(8)	(69)
Other borrowings	(186)	(73)	(259)
Total interest-bearing liabilities	2,631	(913)	1,718
Net interest income (tax-equivalent basis)	$5,078	$2,270	$7,558

Comparison of Operating Results for the Three Months Ended September 30, 2026 to September 30, 2025

General

For the three months ended September 30, 2026, net income totaled $11.8 million compared to net income of $8.3 million for the three months ended September 30, 2025. The increase in net income for the three months ended September 30, 2026 was due primarily to a $7.6 million increase in net interest income and a net increase of $415,000 in all other income, offset, in part by a $1.6 million increase in salaries and employee benefits, a $602,000 increase in provision for credit losses, and a net increase of $2.4 million in all other expenses. Earnings for the three-months ended September 30, 2026 were $1.08 per basic and fully diluted share, compared to $0.89 per basic and fully diluted share for the three months ended September 30, 2025. The resulting annualized return on average assets and annualized return on average equity for the three months ended September 30, 2026 were 1.60% and 16.00%, respectively, compared to 1.40% and 14.58%, respectively, for the same period in 2025.

The following table sets forth changes in net income:

(dollars in thousands)	Three months ended
September 30, 2026 compared to September 30, 2025
Net income three months ended September 30, 2025	$8,334
Change due to:
Net interest income	7,551
Provision for credit losses	(602)
Net gains on sales of securities and loans	(72)
Service charges and fees	344
Earnings and proceeds on bank-owned life insurance	66
Other income	77
Salaries and employee benefits	(1,578)
Occupancy, furniture and equipment	(160)
Data processing related	(563)
Professional fees	(130)
Merger-related	568
All other expenses	(755)
Income tax expense	(1,317)
Net income three months ended September 30, 2026	$11,763

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the three months ended September 30, 2026 totaled $28.2 million which was $7.6 million higher than the comparable period in 2025. The increase in net interest income was due primarily to a $9.3 million increase in total interest income, offset by a $1.7 million increase in total interest expense. The (fte) net interest spread and net interest margin were 3.36% and 4.01%, respectively, for the three months ended September 30, 2026 compared to 2.94% and 3.63%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

For the three-months ended September 30, 2026, interest income (fte) totaled $41.7 million, with a yield on average earning assets of 5.92% compared to $32.4 million and 5.69% for the three months ended September 30, 2025. Average loans increased $465.6 million during the three months ended September 30, 2026, over the comparable period of 2025, while average securities increased $39.9 million compared to the three months ended September 30, 2025. Average earning assets totaled $2.790 billion for the three months ended September 30, 2026, an increase of $532.7 million, over average earning assets for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

Interest expense for the three months ended September 30, 2026 totaled $13.5 million, at an average cost of 2.56%, compared to $11.7 million, at an average cost of 2.75% for the same period in 2025. Average interest-bearing deposits increased $415.4 million during the three months ended September 30, 2026, over the comparable period in 2025, while average borrowings decreased $22.4 million during the three months ended September 30, 2026. During the three months ended September 30, 2026, the average cost of time deposits, which is the most significant component of funding costs, decreased 31 basis points compared to the same three-month period of last year. The average cost of interest-bearing demand and money market decreased 11 basis points during the three months ended September 30, 2026, while savings deposit costs increased 24 basis points. Average short-term borrowing costs decreased 74 basis points, while average other borrowings cost decreased 43 basis points, compared to the same three-month period of 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $100,000 during the three months ended September 30, 2026, compared to a release of provision for credit losses of $502,000 for the three months ended September 30, 2025. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the current expected credit loss (CECL) methodology analysis. The Company recorded a net charge-off of $719,000 for the quarter ended September 30, 2026, compared to a net charge-off of $605,000 for the year earlier quarter. At September 30, 2026, the allowance for credit losses related to loans receivable was 1.10% of loans receivable, the same as at September 30, 2025. Additionally, at September 30, 2026, the allowance for credit losses related to loans receivable represented 150% of non-performing loans, compared to 302% at September 30, 2025.

Other Income

Other income totaled $2.9 million for the three months ended September 30, 2026, compared to $2.5 million for the same period in 2025. The increase was due primarily to an increase in service charges and fees of $344,000. All other categories of other income increased $71,000 net, during the three months ended September 30, 2026.

Other Expense

Other expense for the three months ended September 30, 2026 totaled $15.6 million, an increase of $2.6 million compared to the same period of 2025, due primarily to a $1.6 million increase in salaries and employee benefits, resulting primarily from the PB Bankshares acquisition which closed in January 2026. All other categories of other expense increased $1.6 million during the three months ended September 30, 2026 as compared to the year earlier quarter.

Income Tax Expense

Income tax expense totaled $3.5 million for an effective tax rate of 23.0% for the three months ended September 30, 2026 compared to $2.2 million for an effective tax rate of 20.9% for the three months ended September 30, 2025.

Results of Operations

NORWOOD FINANCIAL CORP

Consolidated Average Balance Sheets with Resultant Interest and Rates

(Tax-Equivalent Basis,	Nine Months Ended September 30,
dollars in thousands)	2026			2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(2)	(1)	(3)	(2)	(1)	(3)
Assets
Interest-earning assets:
Fed funds sold	$818	$25	4.09%	$—	$—	—%
Interest bearing deposits with banks	51,908	1,107	2.85	17,427	590	4.53
Securities available for sale:
Taxable	429,970	12,328	3.83	403,947	10,907	3.61
Tax-exempt (1)	44,285	955	2.88	44,157	938	2.84
Total securities available for sale (1)	474,255	13,283	3.74	448,104	11,845	3.53
Loans receivable (1) (4) (5)	2,239,147	106,460	6.36	1,776,629	81,636	6.14
Total interest-earning assets	2,766,128	120,875	5.84	2,242,160	94,071	5.61
Non-interest earning assets:
Cash and due from banks	26,719			30,035
Allowance for loan losses	(24,691)			(20,675)
Other assets	128,943			94,389
Total non-interest earning assets	130,971			103,749
Total Assets	$2,897,099			$2,345,909
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Interest-bearing demand and money market	$730,956	$10,441	1.91	$566,762	$8,588	2.03
Savings	227,101	605	0.36	205,552	374	0.24
Time	1,052,670	27,416	3.48	812,778	23,385	3.85
Total interest-bearing deposits	2,010,727	38,462	2.56	1,585,092	32,347	2.73
Short-term borrowings	4,337	128	3.95	23,468	774	4.41
Other borrowings	75,503	2,309	4.09	90,110	2,981	4.42
Total interest-bearing liabilities	2,090,567	40,899	2.62	1,698,670	36,102	2.84
Non-interest bearing liabilities:
Demand deposits	479,931			395,470
Other liabilities	36,680			28,978
Total non-interest bearing liabilities	516,611			424,448
Stockholders' equity	289,921			222,791
Total Liabilities and Stockholders' Equity	$2,897,099			$2,345,909
Net interest income/spread (tax equivalent basis)		79,976	3.23%		57,969	2.77%
Tax-equivalent basis adjustment		(574)			(589)
Net interest income		$79,402			$57,380
Net interest margin (tax equivalent basis)			3.87%			3.46%

(1) Interest and yields are presented on a tax-equivalent basis.

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

	Increase/(Decrease)
	Nine months ended September 30, 2026 Compared to
	Nine months ended September 30, 2025
	Variance due to
	Volume	Rate	Net
	(dollars in thousands)
Interest-earning assets:
Fed funds sold	$25	—	$25
Interest-bearing deposits with banks	964	$(447)	517
Securities available for sale:
Taxable	724	697	1,421
Tax-exempt securities	3	14	17
Total securities	727	711	1,438
Loans receivable	21,356	3,468	24,824
Total interest-earning assets	23,072	3,732	26,804
Interest-bearing liabilities:
Interest-bearing demand and money market	2,458	(605)	1,853
Savings	53	178	231
Time	6,696	(2,665)	4,031
Total interest-bearing deposits	9,207	(3,092)	6,115
Short-term borrowings	(629)	(17)	(646)
Other borrowings	(473)	(199)	(672)
Total interest-bearing liabilities	8,105	(3,308)	4,797
Net interest income (tax-equivalent basis)	$14,967	$7,040	$22,007

Comparison of Operating Results for the Nine Months Ended September 30, 2026 to September 30, 2025

General

For the nine months ended September 30, 2026, net income totaled $24.8 million compared to net income of $20.3 million for the nine months ended September 30, 2025. The increase in net income for the nine months ended September 30, 2026 was due primarily to an increase in net interest income of $22.0 million and an increase of $1.1 million in other income, offset in part by a $4.3 million increase in merger-related expenses, a $5.7 million increase in salaries and employee benefits, a $2.2 million increase in provision for credit losses, a net increase of $4.8 million in all other expenses, and an increase of $1.6 million in income tax expense. Earnings for the nine months ended September 30, 2026 were $2.29 per basic and fully diluted share, compared to $2.22 per basic and fully diluted share for the nine months ended September 30, 2025. The resulting annualized return on average assets and annualized return on average equity for the nine months ended September 30, 2026 were 1.15% and 11.45%, respectively, compared to 1.16% and 12.19%, respectively, for the same period in 2025.

(dollars in thousands)	Nine months ended
September 30, 2026 compared to September 30, 2025
Net income nine months ended September 30, 2025	$20,313
Change due to:
Net interest income	22,022
Provision for credit losses	(2,198)
Service charges and fees	738
Net gains on sales of securities and loans	(54)
Earnings and proceeds on bank-owned life insurance	154
Other income	219
Salaries and employee benefits	(5,724)
Occupancy, furniture and equipment	(727)
Data processing related	(1,299)
Professional fees	(420)
Merger-related	(4,276)
All other expenses	(2,360)
Income tax expense	(1,567)
Net income nine months ended September 30, 2026	$24,821

Net Interest Income

Net interest income on a fully taxable equivalent basis (fte) for the nine months ended September 30, 2026 totaled $80.0 million, an increase of $22.0 million compared to the same period in 2025. The increase in net interest income was due primarily to a $26.8 million increase in total interest income, offset by a $4.8 million increase in total interest expense. The (fte) net interest spread and net interest margin were 3.23% and 3.87%, respectively, for the nine months ended September 30, 2026 compared to 2.77% and 3.46%, respectively, for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

For the nine months ended September 30, 2026, interest income (fte) totaled $120.9 million, with a yield on average earning assets of 5.84% compared to $94.1 million and 5.61% for the nine months ended September 30, 2025. Average loans increased $462.5 million to $2.239 billion during the nine months ended September 30, 2026, compared to $1.777 billion during the comparable period of 2025, while average securities increased $26.2 million compared to the nine months ended September 30, 2025. Average earning assets totaled $2.766 billion for the nine months ended September 30, 2026, an increase of $524.0 million, over average earning assets for the same period in 2025. See “Non-GAAP Financial Measures” described above beginning on page 43.

Interest expense for the nine months ended September 30, 2026 totaled $40.9 million, at an average cost of 2.62%, compared to $36.1 million, at an average cost of 2.84% for the same period in 2025. Average interest-bearing deposits increased $425.6 million during the nine months ended September 30, 2026, over the comparable period in 2025, while average borrowings decreased $33.7 million compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the average cost of time deposits, which is the most significant component of funding costs, decreased 37 basis points compared to the nine months ended September 30, 2025. The average cost of interest-bearing demand and money market decreased 12 basis points during the nine months ended September 30, 2026, while savings deposit costs increased 12 basis points, compared to the year earlier period. Average short-term borrowing costs decreased 46 basis points, while average other borrowings cost decreased 33 basis points, compared to the same nine-month period of 2025.

Provision for Credit Losses

The Company had a provision for credit losses of $3.5 million during the nine months ended September 30, 2026, compared to $1.3 million for the nine months ended September 30, 2025. The Company makes provisions for, or releases of, credit loss expense in an amount necessary to maintain the allowance for credit losses at an acceptable level under the CECL methodology analysis. The Company recorded a net charge-off of $2.6 million for the nine months ended September 30, 2026, compared to a net charge-off of $1.3 million for the similar period in 2025. At September 30, 2026, the allowance for credit losses related to loans receivable was 1.10% of loans receivable, the same as at September 30, 2025. Additionally, at September 30, 2026, the allowance for credit losses related to loans receivable represented 150% of non-performing loans, compared to 302% at September 30, 2025. The increase in net charge-offs and the decrease in allowance for credit losses as it relates to non-performing loans, were both due to one large commercial real estate relationship filing for chapter 11 bankruptcy in June 2026.

Other Income

Other income totaled $8.2 million for the nine months ended September 30, 2026, compared to $7.1 million for the same period in 2025. The increase was due primarily to an increase in service charges and fees of $738,000. All other categories of other income increased $319,000, net, during the nine months ended September 30, 2026.

Other Expense

Other expense for the nine months ended September 30, 2026 totaled $52.3 million, an increase of $14.8 million compared to the same period of 2025, due primarily to a $4.3 million increase in non-recurring merger-related expenses and a $5.7 million increase in salaries and employee benefits, resulting primarily from the PB Bankshares merger which closed in January 2026. All other categories of other expense increased $4.8 million during the nine months ended September 30, 2026 as compared to the year earlier quarter.

Income Tax Expense

Income tax expense totaled $6.9 million for an effective tax rate of 21.8% for the nine months ended September 30, 2026, compared to $5.3 million for an effective tax rate of 20.8% for the nine months ended September 30, 2025.

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

In addition to the above scenarios, we consider other non-parallel rate shifts that would also exert pressure on earnings. During the nine months ended September 30, 2026, the U.S. Treasury yield curve has steepened. During the nine months ended September 30, 2026, the yield on U.S. Treasury 5-year notes increased 136 basis points from 3.73% to 5.09%, while the yield on 3-month Treasury bills increased 53 basis points from 3.67% to 4.20%. The 3-month/5-year Treasury spread increased from a positive seven basis points at December 31, 2025 to a positive 89 basis points at September 30, 2026. A continued steepening in the yield curve may positively affect net interest income as shorter term deposits reprice at lower rates while longer term assets reprice at higher rates. However, there is no certainty on the direction of interest rates. The Federal Reserve Open Market Committee has indicated that it will take a measured stance toward further changes in short-term rates.

The following reflects our net interest income sensitivity analysis at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(1,298)	-1.1%	2,358	1.8%
+200	(757)	-0.9%	1,896	1.4%
+100	(309)	-0.3%	1,142	0.9%
Static	-	0.0%	-	0.0%
-100	(265)	-0.2%	(2,660)	-6.7%
-200	(2,349)	-1.9%	(6,219)	-11.3%

	December 31, 2025
	Potential Change
	in Future Net
Changes in Interest	Interest Income
Rates in Basis Points	Year 1		Year 2
(Dollars in thousands)	$ Change	% Change	$ Change	% Change
+300	(6,467)	-6.9%	(194)	-0.2%
+200	(4,159)	-4.4%	319	0.3%
+100	(1,993)	-2.0%	448	0.4%
Static	-	0.0%	-	0.0%
-100	1,415	1.5%	(1,987)	-2.0%
-200	1,125	1.2%	(7,003)	-6.9%

As noted in the table above, a 200-basis point increase in interest rates is projected to decrease net interest income by 0.9% in year 1 and increase net interest income by 1.4% in year 2. Our balance sheet sensitivity to such a move in interest rates at September 30, 2026 decreased slightly as compared to December 31, 2025 (which was a decrease of 4.4% in net interest income over a twelve-month period). This decrease in sensitivity is the result of an increase in the earning assets over the nine-month period.   Over the intervening year, the effective duration (a measure of price sensitivity to interest rates) of the bond portfolio increased to 4.8 years at September 30, 2026, from 4.6 at December 31, 2025.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Sales and Use of Proceeds

(a)    Unregistered Sales of Equity Securities. Not Applicable.

(b)    Use of Proceeds. Not Applicable

(c)    Issuer Purchases of Equity Securities. Set forth below is information regarding the Company’s stock repurchases during the quarter ended September 30, 2026.

	Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
	Total		Shares (or Units)	Dollar Value) of Shares
	Number	Average	Purchased as Part of	(or Units)
	of Shares	Price Paid	Publicly	that May Yet Be
	(or Units)	Per Share	Announced Plans	Purchased Under the
	Purchased	(or Unit)	or Programs *	Plans or Programs
July 1 – 31, 2026	-	$-	-	244,234
August 1 – 31, 2026	-	-	-	550,000
September 1 – 30, 2026	-	-	-	550,000
Total	-	$-	-	550,000

*On August 28, 2026, the Company announced that it had authorized a stock repurchase program for up to 550,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  This amount represents approximately 5% of the Company’s outstanding shares of common stock. The repurchase plan replaces and supersedes the repurchase plan which the Company had authorized in 2021.

*On March 30, 2021, the Company announced a share repurchase program for up to approximately 5% of the Company’s outstanding shares of common stock, or approximately 400,000 shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.  On March 19, 2008, the Company announced its intention to repurchase up to 5% of its outstanding common stock (approximately 226,050 split-adjusted shares) in the open market. On November 10, 2011, the Company announced that it had increased the number of shares which may be repurchased under its open-market program to 5% of its currently outstanding shares, or approximately 270,600 split-adjusted shares. These plans have been replaced and superseded by the August 2026 plan and there are no longer shares available under these plans.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non- Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of regulation S-K, during the quarter ended September 30, 2026.

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
101

The following materials from the Company’s Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

NORWOOD FINANCIAL CORP

Date: November 6, 2026	By:	/s/ James O. Donnelly
James O. Donnelly
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026		/s/ John M. McCaffery
John M. McCaffery
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)